Form 10-K
period 2013-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2014-02-25
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 1-13199 (SL Green Realty Corp.)
Commission File Number: 33-167793-02 (SL Green Operating Partnership, L.P.)
______________________________________________________________________
SL GREEN REALTY CORP.
SL GREEN OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)
______________________________________________________________________

SL Green Realty Corp.	Maryland	13-3956755
SL Green Operating Partnership, L.P.	Delaware	13-3960938
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
420 Lexington Avenue, New York, NY 10170
(Address of principal executive offices—Zip Code)

(212) 594-2700
(Registrant's telephone number, including area code)
______________________________________________________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
SL Green Realty Corp.	Common Stock, $0.01 par value	New York Stock Exchange
SL Green Realty Corp.	6.500% Series I Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
SL Green Realty Corp.    Yes ☒    No ☐                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
SL Green Realty Corp.    Yes ☒    No ☐                SL Green Operating Partnership, L.P.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
SL Green Realty Corp.     Yes ☒    No ☐                SL Green Operating Partnership, L.P.    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

SL Green Realty Corp.    ☐                    SL Green Operating Partnership, L.P.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
SL Green Realty Corp.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
SL Green Operating Partnership, L.P.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (86,162,033 shares) was approximately $7.6 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2013.
As of February 14, 2014, 95,047,602 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 14, 2014, 876,199 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2014 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
The Company is a Maryland corporation which operates as a self-administered and self-managed real estate investment trust, or REIT, and is the sole managing general partner of the Operating Partnership. As a general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
The Company owns 97.04% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2013, noncontrolling investors held, in aggregate, a 2.96% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
The Company and the Operating Partnership are managed and operated as one entity. The financial results of the Operating Partnership are consolidated into the financial statements of the Company. The Company has no significant assets other than its investment in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. Therefore, the assets and liabilities of the Company and the Operating Partnership are substantially the same.
Noncontrolling interests in the Operating Partnership, stockholders' equity of the Company and partners' capital of the Operating Partnership are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership not owned by the Company are accounted for as partners' capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interests, within mezzanine equity, in the Company's consolidated financial statements.
We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:

•
Combined reports enhance investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
Combined reports eliminate duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company's disclosure applies to both the Company and the Operating Partnership; and

•	Combined reports create time and cost efficiencies through the preparation of one combined report instead of two separate reports.
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 11, Noncontrolling Interest on the Company’s Consolidated Financial Statements;

◦	Note 12, Stockholders' Equity of the Company;

◦	Note 13, Partners' Capital of the Operating Partnership;

◦	Note 15, Accumulated Other Comprehensive Loss of the Company;

◦	Note 16, Accumulated Other Comprehensive Loss of the Operating Partnership;

◦	Note 23, Quarterly Financial Data of the Company (unaudited); and

◦	Note 24, Quarterly Financial Data of the Operating Partnership (unaudited).
This report also includes separate Part II, Item 5. Market for Registrants' Common Equity and Related Stockholder Matter and Issuer Purchases of Equity Securities, Item 6. Selected Financial Data and Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I
ITEM 1. BUSINESS
General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing. We were formed in June 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, the Company's Chairman, had been engaged in the business of owning, managing, leasing, acquiring and repositioning office properties in Manhattan, a borough of New York City. Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Operating Partnership, L.P., the Operating Partnership.
As of December 31, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban properties:

Location	Ownership	Number of Buildings	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	23	17,306,045	94.5%
	Unconsolidated properties	9	5,934,434	96.6%

Suburban	Consolidated properties	26	4,087,400	79.8%
	Unconsolidated properties	4	1,222,100	87.2%
		62	28,549,979	92.5%
______________________________________________________________________

(1)	The weighted average occupancy represents the total occupied square feet divided by total available rentable square feet.
As of December 31, 2013, our Manhattan office properties were comprised of 17 fee owned buildings, including ownership in commercial condominium units, and six leasehold owned buildings. As of December 31, 2013, our Suburban office properties were comprised of 25 fee owned buildings and one leasehold building. As of December 31, 2013, we also held fee owned interests in nine unconsolidated Manhattan office properties and four unconsolidated Suburban office properties. We refer to our consolidated and unconsolidated Manhattan and Suburban office properties collectively as our Portfolio.
As of December 31, 2013, we also owned investments in 16 retail properties encompassing approximately 875,800 square feet, 20 development buildings encompassing approximately 3,230,800 square feet, four residential buildings encompassing 801 units (approximately 719,900 square feet) and two land interests encompassing approximately 961,400 square feet. The Company also has ownership interests in 28 west coast office properties encompassing 52 buildings totaling approximately 3,654,300 square feet. In addition, we manage two office buildings owned by third parties and affiliated companies encompassing approximately 626,400 square feet. As of December 31, 2013, we also held debt and preferred equity investments with a book value of $1.3 billion.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2013, our corporate staff consisted of approximately 278 persons, including 182 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Unless the context requires otherwise, all references to the "Company," "SL Green," "we," "our" and "us" in this annual report means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries, including the Operating Partnership, or, as the context may require, SL Green only or the Operating Partnership only, and "S.L. Green Properties" means

S.L. Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.
Corporate Structure
In connection with the Company's initial public offering, or IPO, in August 1997, the Operating Partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties. We refer to these management, leasing and construction entities, which are owned by SL Green Management Corp, as the "Service Corporation." The Company is organized so as to qualify and have elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2013, we owned approximately 97.04% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns a 100% interest in Management LLC.
In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through the Service Corporation, a consolidated variable interest entity. We, through our Operating Partnership, expect to receive substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation is held by an entity owned and controlled by the chairman of the Company's board of directors.
Business and Growth Strategies
SL Green, New York City's largest commercial landlord, is a fully integrated REIT that is focused primarily on acquiring, managing and maximizing the value of Manhattan commercial properties.
Our primary business objective is to maximize the total return to stockholders, through growth in funds from operations and through asset value appreciation. Our core business is the ownership of high quality office buildings that are strategically located in close proximity to midtown Manhattan's primary commuter stations. The commercial real estate expertise resulting from owning, operating, investing and lending in Manhattan for over 33 years has also enabled us to invest in a collection of premier retail properties, selected multifamily residential assets, and high quality debt and preferred equity investments. We also own high quality office properties in the surrounding markets of Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey.
We are led by a strong, experienced management team that provides a foundation of skills in all aspects of property ownership and management including investment, leasing, operations, capital improvements, financing, repositioning and maintenance. It is with this team that we have achieved a market leading position in our targeted submarkets.
We seek to enhance the value of our company by executing strategies that include the following:

•	Leasing and property management capitalizing on our extensive presence and knowledge of the marketplaces in which we operate.

•	Acquiring office, retail and residential properties and employing our local market skills to reposition these assets to create cash flow and capital appreciation.

•
Investing in high-yielding debt and preferred equity positions, generating strong risk-adjusted returns, increasing breadth of market insight, building key market relationships and sourcing potential future property acquisition opportunities.

•	Executing dispositions through sales or joint ventures that harvest equity generated through management's value enhancing activities, thereby providing a continuing source of capital for reinvestment.

•	Maintaining a liquid balance sheet with access to diversified sources of property and corporate capital.
Leasing and Property Management
We seek to capitalize on our management's extensive knowledge of the Manhattan and Suburban markets and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing 32.7 million square feet of office and retail space, predominantly in Manhattan; (ii) careful management to ensure adequate average lease term and manageable lease rollovers; (iii) utilization of an extensive network of third-party brokers; (iv) use of comprehensive building management analysis and planning; and (v) commitment to tenant satisfaction by providing high quality tenant services at attractive rental rates.
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
Over the last several years, we have expanded our acquisition activities to include selected high value retail locations in Manhattan, and more recently expanded further to include multifamily properties.  Management’s breadth of activities in New York City have enabled us to identify and acquire off-market retail in prime Manhattan locations.  Combining our real estate skills and ability to attract premier tenants in an environment of rapidly growing retail rents has resulted in transactions that have provided significant capital appreciation.  In addition, this same market penetration has permitted us to begin to grow a portfolio of high quality, well located multifamily properties.
In acquiring core and non-core properties, directly or through joint ventures with a predominance of high quality institutional investors, we believe that we have the following advantages over many of our competitors: (i) senior management's average 27 years of experience leading a full-service, fully-integrated real estate company focused on the Manhattan office market; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iii) the ability to close transactions quickly despite complicated ownership structures.
Property Repositioning
Our knowledge of the leasing markets and our ability to efficiently plan and execute capital projects provide the expertise to enhance returns by repositioning properties that are underperforming. Many of the retail and commercial office properties we own or seek to acquire feature unique architectural design elements, including large floor plates, unique amenities and characteristics that can be appealing to tenants when fully exploited. Our strategic investment in these properties, combined with our active management and pro-active leasing, provide the opportunity to creatively meet market needs and generate favorable returns.
Debt and Preferred Equity Investments
We invest in well-collateralized debt and preferred equity investments that generate attractive yields. See Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable a highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size generally not to exceed 10% of our total enterprise value, include the following:

•
Our typical investments generally provide high current returns and, in certain cases, the potential for future capital gains. Because we are the largest landlord in Manhattan, our expertise and operating capabilities provide both insight and operating skills that mitigate risk.

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
Capital Resources

Our objective is to maintain numerous corporate and property capital sources to obtain the best suited and lowest cost financings. This objective is supported by:

•
Property operations that generally provide stable and growing cash flows through market cycles due to a robust Manhattan economy, constraints on new supply, long average lease terms, high credit quality tenants and superior leasing, operating and asset management skills;

•	Concentration of our activities in a Manhattan market that is consistently attractive to property investors and lenders through market cycles;

•	Maintaining strong corporate liquidity through careful management of immediately accessible cash, and future debt maturities; and

•	Maintaining access to corporate capital markets through balanced financing and investment activities that result in balance sheet and cash flow metrics consistent with peer investment grade companies.
Competition
The leasing of real estate is highly competitive, especially in the Manhattan office market. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, balance sheet strength and liquidity and the design and condition of our properties. We face competition from other real estate companies including other REITs that currently invest in Manhattan markets other than or in addition to Manhattan, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or with different financial attributes than we are willing to pursue.
Manhattan Office Market Overview
Manhattan is by far the largest office market in the United States, containing more rentable square feet than the next five largest central business district office markets combined. The properties in our portfolio are concentrated in some of Manhattan's most prominent midtown locations.
According to Cushman and Wakefield Research Services, Manhattan has a total inventory of 395.3 million square feet, including 242.7 million square feet in midtown. Based on current construction activity, we estimate that in midtown Manhattan, approximately 2.2 million square feet of new construction will become available in the next two years, 54.8% of which is pre-leased. This will add approximately 0.6% to Manhattan's total inventory.
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
In a typical lease for a new tenant renting in excess of 10,000 feet, the landlord will deliver the premises with existing improvements demolished. In such instances, the landlord will also typically provide a tenant improvement allowance, which is a fixed sum that the landlord makes available to the tenant to reimburse the tenant for all or a portion of the tenant's initial construction of its premises. Such sum typically is payable as work progresses, upon submission of invoices for the cost of construction and lien waivers. However, in certain leases (most often for relatively small amounts of space), the landlord will construct the premises for the tenant at a cost to the landlord not to exceed an agreed upon amount with the tenant paying any excess. In addition, landlords may rent space to a tenant that is "pre-built" (i.e., space that was constructed by the landlord in advance of lease signing and ready to move in with the tenant selecting paint and carpet colors).
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2013, 2012 and 2011:

	Percent Occupied as of December 31,
Property	2013	2012	2011
Manhattan properties	95.0%	94.3%	92.5%
Suburban properties	81.5%	81.3%	86.2%
Same-Store properties(1)	91.7%	91.3%	N/A
Unconsolidated Joint Venture Properties	95.0%	93.3%	94.0%
Portfolio	92.5%	91.8%	91.5%
______________________________________________________________________
(1) Same-Store Properties for 2013 represents 46 of our 49 consolidated buildings owned by us at January 1, 2012 and still owned by us at December 31, 2013 in the same manner.
Rent Growth
We estimated that rents in place at December 31, 2013 for all leases expiring in future periods in our Manhattan and Suburban consolidated properties were approximately 15.4% and 3.4%, respectively, below management's estimates of current market asking rents. Taking rents are typically lower than asking rents and may vary from building to building. We estimated that rents in place at December 31, 2013 for all leases expiring in future periods in our Manhattan and Suburban properties owned through unconsolidated joint ventures were approximately 10.7% below and 1.1% above, respectively, management's estimates of current market asking rents. At December 31, 2012, the estimated rents in place for Manhattan consolidated and unconsolidated properties were approximately 13.7% and 1.5%, respectively, below management's estimates of the then current market asking rents. At December 31, 2012, the estimated rents in place for Suburban consolidated and unconsolidated properties were approximately 10.8% above and 5.0% below, respectively, management's estimates of the then current market asking rents. As of December 31, 2013, approximately 31.5% and 54.4% of all leases in-place in our Manhattan and Suburban consolidated properties, respectively, were scheduled to expire during the next five years. As of December 31, 2013, approximately 25.5% and 56.9% of all leases in-place in our Manhattan and Suburban properties owned through unconsolidated joint ventures, respectively, were also scheduled to expire during the next five years. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe that rents, which in the current portfolio are below market, provide a potential for long-term internal growth.
Industry Segments
The Company is a REIT that acquires, owns, repositions, manages and leases commercial office, retail and multifamily properties in the New York Metropolitan area and have two reportable segments: real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
At December 31, 2013, our real estate portfolio was primarily located in one geographical market, the New York Metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). As of December 31, 2013, one tenant in our portfolio contributed approximately 7.5% of our Portfolio annualized cash rent. No other tenant contributed more than 6.6% of our Portfolio annualized cash rent. Portfolio annualized cash rent includes our consolidated annualized cash rent and our share of joint venture annualized cash rent. No property contributed in excess of 10.6% of our consolidated total revenue for 2013. In addition, two debt and preferred equity investments each accounted for more than 10.0% of the revenue earned on debt and preferred equity investments in 2013. Our industry segments are discussed in Note 22, "Segment Information," in the accompanying consolidated financial statements.
Employees
At December 31, 2013, we employed approximately 1,076 employees, over 183 of who were managers and professionals, approximately 795 of whom were hourly-paid employees involved in building operations and approximately 98 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.
Acquisitions
During 2013, we acquired five buildings for an aggregate gross purchase price of $587.9 million encompassing 0.6 million square feet. Also, we acquired interests from our joint venture partner in 16 Court Street, Brooklyn, New York, which valued the consolidated interest at $96.2 million, inclusive of the $84.6 million mortgage encumbering the property.
Dispositions
During the year ended December 31, 2013, we sold the buildings located at 300 Main Street, Stamford, Connecticut and 333 West 34th Street, New York, New York for an aggregate sales price of $233.8 million and recognized a gain of $13.8 million on the sale of 333 West 34th. Also,we, along with our joint venture partner, sold the retail property located at 44 West 55th Street, New York, New York for $6.3 million and recognized a gain of $1.1 million on the sale. In addition, we, along with our joint venture partner, sold three properties in the West Coast portfolio for an aggregate sales price of $224.3 million and recognized our share of the gain on the sale of $2.1 million.
In December 2013, we sold our joint venture interest in 27-29 West 34th Street, New York, New York at an implied gross valuation of $70.1 million, inclusive of the $52.8 million mortgage encumbering the property. We recognized a gain of $7.6 million on the sale of our investment.
Debt and Preferred Equity Investments
During 2013, we originated or acquired approximately $601.3 million in debt and preferred equity investments, inclusive of accretion of reserves, discounts and pay-in-kind interest. We recorded approximately $644.9 million of proceeds from sales, repayments and participations.
Offering/Financings
During the year ended December 31, 2013, the Company completed an offering of 2,600,000 of shares of its common stock and received net proceeds of $248.9 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 2,600,000 common units of limited partnership interest.
During the year ended December 31, 2013, the Company sold 462,276 shares of its common stock through the "at the market" equity offering program raising net proceeds of $41.8 million which were used to repay certain of our existing indebtedness, to make investments in additional properties and debt and preferred equity investments and for general corporate purposes. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 462,276 common units of limited partnership interest.
During the year ended December 31, 2013, the Company redeemed the remaining 7,700,000 outstanding shares, or $192.5 million, of its 7.625% Series C Cumulative Redeemable Preferred Stock, or the Series C Preferred Stock, at a redemption price of $25.00 per share plus $0.3495 in accumulated and unpaid dividends on such Preferred Stock through June 21, 2013. We recognized approximately $12.2 million of costs to redeem the remaining Series C Preferred Stock. Simultaneously, the Operating Partnership redeemed an equal number of its Series C Preferred Units from the Company at a redemption price paid by the Company to the Series C preferred stockholders.
During the year ended December 31, 2013, the Company closed on two mortgages, which are collateralized by our real estate, totaling approximately $297.0 million. We also closed on a $900.0 million mortgage refinancing which replaced the former $775.0 million. In addition, we also closed on a $300.0 million refinancing of the Company's Master Repurchase Agreement, or MRA facility, which replaced the former $175.0 million facility.

ITEM 1A.    RISK FACTORS
Declines in the demand for office space in New York City, and in particular midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut, Northern New Jersey and Long Island, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends and distributions to security holders.
Most of our commercial office properties, based on square footage, are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and ability to service current debt and to pay dividends and distributions to security holders. Similarly, future weakness and uncertainty in our suburban markets could adversely affect our cash flow and ability to service current debt and to pay dividends and distributions to security holders.
We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of tenant improvements and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2013, approximately 7.0 million and 2.0 million square feet, representing approximately 35.1% and 49.4% of the rentable square feet, are scheduled to expire by December 31, 2018 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2013, these leases had annualized escalated rent totaling approximately $373.1 million and $106.7 million, respectively. We also have leases with termination options beyond 2018. If we are unable to promptly renew the leases or relet the space at similar rates, our cash flow and ability to service debt and pay dividends and distributions to security holders could be adversely affected.
The expiration of long term leases or operating sublease interests could adversely affect our results of operations.
Our interests in 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 1185 Avenue of the Americas and 1080 Amsterdam Avenue, all in Manhattan, and 1055 Washington Avenue, Stamford, Connecticut, are through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties upon expiration of the leases, which would significantly adversely affect our results of operations. The average remaining term of these long-term leases as of December 31, 2013, including our unilateral extension rights on each of the properties, is approximately 48 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of the commercial office properties at December 31, 2013 totaled approximately $259.5 million, or 23.0%, of our share of total Portfolio annualized cash rent.
Our results of operations rely on major tenants and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.
Giving effect to leases in effect as of December 31, 2013 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on square footage leased, accounted for approximately 23.2% of our share of Portfolio annualized cash rent, with three tenants, Viacom International Inc., Citigroup, Inc., and Credit Suisse Securities (USA) LLC accounting for approximately 7.5%, 6.6% and 6.1% of our share of Portfolio annualized cash rent, respectively. If current conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. Our business would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.
Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay dividends and distributions to security holders.
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
We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in direct proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt and to pay dividends to our stockholders.
We face risks associated with property acquisitions.
We may acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

•	we may be unable to meet required closing conditions;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as we expected;

•	our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate;

•	we may not be able to obtain adequate insurance coverage for new properties;

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

We may acquire properties subject to both known and unknown liabilities and without any recourse, or with only limited recourse. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

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
We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly those investors who are willing to incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

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
Six of our properties, 420 Lexington Avenue, 485 Lexington Avenue, One Madison Avenue, 1185 Avenue of the Americas, 1515 Broadway and 388-390 Greenwich Street, accounted for approximately 37.0% of our Portfolio annualized cash rent, which includes our share of joint venture annualized rent as of December 31, 2013. Our revenue and cash available for distribution to our stockholders would be materially adversely affected if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt and for distribution to our stockholders would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or file for bankruptcy.
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
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of December 31, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2014. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, such as those experienced in Super Storm Sandy in October 2012, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.
Some of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.
Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.
Scheduled debt payments could adversely affect our results of operations.
Cash flow could be insufficient to pay dividends and meet the payments of principal and interest required under our current mortgages and other indebtedness, including our 2012 credit facility, senior unsecured notes, debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was approximately $6.9 billion as of December 31, 2013, consisting of approximately $620.0 million under our 2012 credit facility, which is inclusive of our $400.0 million term loan, $1.3 billion under our senior unsecured notes, $100.0 million of junior subordinated deferrable interest debentures and approximately $4.9 billion of non-recourse mortgages and loans payable on 23 of our properties and certain debt and preferred equity investments, and recourse loans on two of our investments. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under our 2012 credit facility, which had $0.9 billion undrawn capacity as of December 31, 2013. Our 2012 credit facility in aggregate matures in March 2018, which includes two six-month extension options on the $1.2 billion revolving credit facility component of the facility. As of December 31, 2013, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $4.8 billion, of which our proportionate share was approximately $1.9 billion. As of December 31, 2013, the total principal amount of recourse indebtedness outstanding at two of our unconsolidated joint venture properties was approximately $218.4 million.
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
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. In 2014, approximately $75.9 million of corporate indebtedness, $91.0 million under the MRA facility, $146.3 million of mortgage debt on our consolidated properties and our share of mortgage debt on our unconsolidated joint venture properties of $398.3 million will mature. At the present time we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient in all years to repay all maturing debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, and to discontinue insurance coverage, among other things. In addition, our 2012 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2012 credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations, our ability to pay debt obligations and our ability to pay dividends and distributions to security holders.
Rising interest rates could adversely affect our cash flow.
Advances under our 2012 credit facility and certain property-level mortgage debt bear interest at a variable rate. These consolidated variable rate borrowings totaled approximately $1.3 billion at December 31, 2013. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2012 credit facility, which consisted of a $1.2 billion revolving credit facility and $400.0 million term loan and had $0.9 billion available for draw as of December 31, 2013. Borrowings under our revolving credit facility and term loan bore interest at the 30-day LIBOR, plus spreads of 145 basis points and 165 basis points, respectively, at December 31, 2013. As of December 31, 2013, borrowings under our 2012 credit facility and junior subordinated deferrable interest debentures totaled $620.0 million and $100.0 million, respectively, and bore weighted average interest at 1.86% and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions. At December 31, 2013, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments would increase our annual interest costs by approximately $12.8 million and would increase our share of joint venture annual interest costs by approximately $8.5 million. Accordingly, increases in interest rates could adversely affect our ability to continue to pay dividends and distributions to security holders.
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
Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2013, assuming the conversion of all outstanding units of the Operating Partnership into shares of SL Green's common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of approximately $2.1 billion, was approximately 49.4%. Our market capitalization is variable and does not necessarily reflect the fair market value of our assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our debt to market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease.
Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.
We held first mortgages, mezzanine loans, junior participations and preferred equity interests in 28 investments with an aggregate net book value of approximately $1.3 billion at December 31, 2013. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. As of December 31, 2013, our reserves for possible credit losses were approximately $1.0 million. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends and distributions to security holders.

Special servicing activities could result in liability to us.
We provide special servicing activities on behalf of third parties. We have been rated by Fitch and S&P to provide such services. An intended or unintended breach of the servicing standards and/or our duties to bondholders could result in material liability to us.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2013, our unconsolidated joint ventures owned 24 properties and we had an aggregate cost basis in these joint ventures totaling approximately $1.1 billion. As of December 31, 2013, our share of unconsolidated joint venture debt, which is non-recourse to us, totaled approximately $1.9 billion. As of December 31, 2013, our share of unconsolidated joint venture debt, which is recourse to us, totaled approximately $218.4 million.
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
Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties is not in compliance with the ADA or other legislation, then we may be required to incur additional costs to bring the property into compliance with the ADA or similar state or local laws. We cannot predict the ultimate amount of the cost of compliance with ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected.
Our charter documents, debt instruments and applicable law may hinder any attempt to acquire us, which could discourage takeover attempts and prevent our stockholders from receiving a premium over the market price of our stock.
Provisions of SL Green's charter and bylaws could inhibit changes in control.
A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of our stock. However, provisions contained in SL Green's charter and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:

•	staggered board of directors;

•	ownership limitations; and

•	the board of director's ability to issue additional common stock and preferred stock without stockholder approval.
SL Green's board of directors is staggered into three separate classes.
SL Green's board of directors is divided into three classes, with directors in each such class serving staggered three year terms. The terms of the class I, class II and class III directors expire in 2014, 2015 and 2016, respectively. Our staggered board may deter a change in control because of the increased time period necessary for a third party to acquire control of the board.
We have a stock ownership limit.
To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals at any time during the last half of any taxable year. For this purpose, stock may be "owned" directly, as well as indirectly under certain constructive ownership rules, including, for example, rules that attribute stock held by one shareholder to another shareholder. In part to avoid violating this rule regarding stock ownership limitations and maintain our REIT qualification, SL Green's charter prohibits ownership by any single stockholder of more than 9.0% in value or number of shares of its common stock. Limitations on the ownership of preferred stock may also be imposed by us.
SL Green's board of directors has the discretion to raise or waive this limitation on ownership for any stockholder if deemed to be in our best interest. To obtain a waiver, a stockholder must present the board and our tax counsel with evidence that ownership in excess of this limit will not affect our present or future REIT status.
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
Debt may not be assumable.
We had approximately $6.9 billion in consolidated debt as of December 31, 2013. Certain of this debt in not assumable by a potential purchaser and may be subject to significant prepayment penalties.
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
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, stock exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation's outstanding voting stock; or

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

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for SL Green's common stock or otherwise be in the best interest of our stockholders.
In addition, Maryland law provides that holders of "control shares" of a Maryland corporation acquired in a "control share acquisition" will not have voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of stock owned by the acquiror, by officers of the corporation or by directors who are employees of the corporation, under the Maryland Control Share Acquisition Act. "Control shares" means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-tenth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more of all voting power. A "control share acquisition" means the acquisition of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares, subject to certain exceptions.
We have opted out of these provisions of the Maryland General Corporation Law, or the MGCL, with respect to business combinations and control share acquisitions by resolution of SL Green's board of directors and a provision in SL Green's bylaws, respectively. However, in the future, SL Green's board of directors may reverse its decision by resolution and elect to opt in to the MGCL's business combination provisions, or amend SL Green's bylaws and elect to opt in to the MGCL's control share provisions.
Additionally, the MGCL permits SL Green's board of directors, without stockholder approval and regardless of what is provided in SL Green's charter or bylaws, to implement takeover defenses, some of which we do not have. Such takeover defenses, if implemented, may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide our stockholders with an opportunity to realize a premium over the then-current market price.
Future issuances of common stock, preferred stock and convertible debt could dilute existing stockholders' interests.
SL Green's charter authorizes its board of directors to issue additional shares of common stock, preferred stock and convertible equity or debt without stockholder approval. Any such issuance could dilute our existing stockholders' interests. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change of control of our company.
Changes in market conditions could adversely affect the market price of SL Green's common stock.
As with other publicly traded equity securities, the value of SL Green's common stock depends on various market conditions, which may change from time to time. In addition to the current economic environment and future volatility in the securities and credit markets, the following market conditions may affect the value of SL Green's common stock:

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance; and

•	general stock and bond market conditions.
The market value of SL Green's common stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, SL Green's common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, the market price of SL Green's common stock could diminish.
The trading price of SL Green's common stock has been and may continue to be subject to wide fluctuations.
Between January 1, 2013 and December 31, 2013, the closing sale price of SL Green's common stock on the New York Stock Exchange, or the NYSE, ranged from $78.16 to $98.15 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Additionally, the amount of our leverage may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.

Market interest rates may have an effect on the value of SL Green's common stock.
If market interest rates go up, prospective purchasers of shares of SL Green's common stock may expect a higher distribution rate on SL Green's common stock. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of SL Green's common stock to go down.
Limitations on our ability to sell or reduce the indebtedness on specific mortgaged properties could adversely affect the value of SL Green's common stock.
In connection with past and future acquisitions of interests in properties, we have or may agree to restrictions on our ability to sell or refinance the acquired properties. These limitations could have adverse consequences on our business and result in a material adverse effect on our financial condition and results of operations.
We face potential conflicts of interest.
There are potential conflicts of interest between us and Stephen L. Green.
There is a potential conflict of interest relating to the disposition of certain property contributed to us by Stephen L. Green, and affiliated entities in our initial public offering. Mr. Green serves as the chairman of SL Green's board of directors and is an executive officer. As part of our formation, Mr. Green contributed appreciated property, with a net book value of $73.5 million, to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership. He did not recognize any taxable gain as a result of the contribution. The Operating Partnership, however, took a tax basis in the contributed property equal to that of the contributing unitholder. The fair market value of the property contributed by him at our formation exceeded his tax basis. The difference between fair market value and tax basis at the time of contribution represents a built-in gain which totaled $3.9 million at December 31, 2013. If we sell a property in a transaction in which a taxable gain is recognized, for tax purposes the built-in gain would be allocated solely to him and not to us. As a result, Mr. Green has a conflict of interest if the sale of a property he contributed is in our best interest but not his.
There is a potential conflict of interest relating to the refinancing of indebtedness specifically allocated to Mr. Green. Mr. Green would recognize gain if he were to receive a distribution of cash from the Operating Partnership in an amount that exceeds his tax basis in his partnership units. His tax basis includes his share of debt, including mortgage indebtedness, owed by the Operating Partnership. If the Operating Partnership were to retire such debt, then he would experience a decrease in his share of liabilities, which, for tax purposes, would be treated as a distribution of cash to him. To the extent the deemed distribution of cash exceeded his tax basis, he would recognize gain. As a result, Mr. Green has a conflict of interest if the refinancing of indebtedness is in our best interest but not his.
Members of management may have a conflict of interest over whether to enforce terms of agreements with entities which Mr. Green, directly or indirectly, has an affiliation.
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. Our company and our tenants accounted for approximately 17.2% of Alliance's 2013 estimated total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.
Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and noncompetition agreements.
Stephen Green, Marc Holliday, Andrew Mathias, Andrew Levine and James Mead entered into employment and noncompetition agreements with us pursuant to which they have agreed not to actively engage in the acquisition, development, management, leasing or financing of commercial office, multifamily residential and retail real estate in the New York City Metropolitan area. For the most part, these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements, despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green also has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.
SL Green's failure to qualify as a REIT would be costly.
We believe we have operated in a manner for SL Green to qualify as a REIT for federal income tax purposes and intend to continue to so operate. Many of the REIT compliance requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which are not totally within our control, can affect SL Green's qualification as a REIT. For example, to qualify as a REIT, at least 95% of our gross income must come from designated sources that are listed in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service, or the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.
If SL Green fails to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS grants us relief under specific statutory provisions, SL Green would remain disqualified as a REIT for four years following the year in which SL Green first failed to qualify. If SL Green failed to qualify as a REIT, SL Green would have to pay significant income taxes and would therefore have less money available for investments or to pay dividends and distributions to security holders. This would likely have a significant adverse effect on the value of our securities. In addition, the REIT tax laws would no longer require us to make any distributions to stockholders.
We may in the future pay taxable dividends on SL Green's common stock in common stock and cash.
We may in the future distribute taxable dividends that are payable in cash and shares of SL Green's common stock at the election of each stockholder. If we pay such a dividend, taxable stockholders would be required to include the entire amount of the dividend, including the portion paid with shares of common stock, as ordinary income to the extent of our current and accumulated earnings and profits, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of SL Green's common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of SL Green's common stock. SL Green's board of directors will continue to evaluate our dividend policy on a quarterly basis as it monitors the capital markets and the impact of the economy on our operations. The decision to authorize and pay dividends on SL Green's common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of SL Green's board of directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.
We are dependent on external sources of capital.
Because of distribution requirements imposed on us for SL Green to qualify as a REIT, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we anticipate having to raise money in the public equity and debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time conditions may exist which effectively prevent us, or REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of our stockholders' interests, and additional debt financing may substantially increase our leverage.
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
We are dependent on the efforts of Marc Holliday, our chief executive officer, and Andrew Mathias, our president. These officers have employment agreements which expire in January 2016 and December 2016, respectively. A loss of the services of either of these individuals could adversely affect our operations.
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
Compliance with changing or new regulations applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.
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
Forward-Looking Statements May Prove Inaccurate
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information," for additional disclosure regarding forward-looking statements.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2013, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2013, we owned or held interests in 23 consolidated and nine unconsolidated commercial office buildings encompassing approximately 17.3 million rentable square feet and approximately 5.9 million rentable square feet, respectively, for a total of 23.2 million rentable square feet located primarily in midtown Manhattan. Certain of these buildings include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2013, our portfolio also included ownership interests in 26 consolidated and four unconsolidated commercial office buildings located in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey encompassing approximately 4.1 million rentable square feet and approximately 1.2 million rentable square feet, respectively. We refer to these buildings as our Suburban properties.
As of December 31, 2013, we also owned investments in 16 retail properties encompassing approximately 875,800 square feet, 20 development buildings encompassing approximately 3,230,800 square feet, four residential buildings encompassing 801 units (approximately 719,900 square feet) and two land interests encompassing approximately 961,400 square feet. The Company also has ownership interests in 28 west coast office properties encompassing 52  buildings totaling approximately 3,654,300 square feet. In addition, we manage two office buildings owned by third parties and affiliated companies encompassing approximately 626,400 square feet. As of December 31, 2013, we also held debt and preferred equity investments with a book value of $1.3 billion.
The following table sets forth certain information with respect to each of the Manhattan and Suburban office, retail and development properties and land interest in the portfolio as of December 31, 2013:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot(4)
CONSOLIDATED PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	4%	98.7%	$37,191,444	3%	18	$34.46
110 East 42nd Street	1921	Grand Central	215,400	1	86.5%	8,913,540	1	23	$50.49
120 West 45th Street	1998	Midtown	440,000	2	85.2%	20,862,228	2	32	$56.08
125 Park Avenue	1923/2006	Grand Central	604,245	2	82.0%	27,709,224	2	21	$59.08
180 Maiden Lane—49.90%	1984	Financial East	1,090,000	4	97.6%	55,331,208	2	5	$52.71
220 East 42nd Street	1929	Grand Central	1,135,000	4	91.5%	46,506,336	4	30	$44.32
420 Lexington Ave (Graybar)(5)	1927/1999	Grand Central North	1,188,000	4	85.8%	60,686,388	5	218	$50.04
461 Fifth Avenue(5)	1988	Midtown	200,000	1	99.4%	16,529,484	2	14	$80.10
485 Lexington Avenue	1956/2006	Grand Central North	921,000	3	100.0%	55,169,268	5	24	$59.72
555 West 57th Street	1971	Midtown West	941,000	3	99.9%	33,901,044	3	10	$33.88
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	0	77.8%	14,042,124	1	11	$111.74
625 Madison Avenue(5)	1956/2002	Plaza District	563,000	2	92.1%	46,209,072	4	21	$86.60
673 First Avenue(5)	1928/1990	Grand Central South	422,000	1	99.2%	21,004,836	2	7	$47.24
711 Third Avenue—50.00%(5)(6)	1955	Grand Central North	524,000	2	88.4%	27,511,560	2	17	$54.64
750 Third Avenue	1958/2006	Grand Central North	780,000	3	95.8%	41,437,956	4	28	$54.61
810 Seventh Avenue	1970	Times Square	692,000	2	92.0%	40,023,768	4	41	$59.96
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	5	90.3%	81,700,824	4	12	$62.07
1185 Avenue of the Americas(5)	1969	Rockefeller Center	1,062,000	4	95.2%	81,445,404	7	18	$79.40
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	99.5%	37,538,424	3	35	$65.57
1515 Broadway	1972	Times Square	1,750,000	6	100.0%	111,850,668	10	12	$64.98

1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4	100.0%	67,572,816	6	2	$57.09
Subtotal / Weighted Average			16,928,045	59%	94.5%	$933,137,616	76%	599
"Non Same Store"
304 Park Avenue South	1930	Midtown South	215,000	1%	98.8%	11,923,104	1%	15	$58.45
641 Sixth Avenue	1902	Midtown South	163,000	1	92.1%	8,380,860	1	7	$55.27
Subtotal / Weighted Average			378,000	2%	95.9%	$20,303,964	2%	22
Total / Weighted Average Manhattan Consolidated Properties			17,306,045	61%	94.5%	$953,441,580	78%	621
UNCONSOLIDATED PROPERTIES
"Same Store"
100 Park Avenue—49.90%	1950/1980	Grand Central South	834,000	3%	95.1%	54,288,768	3%	37	$63.99
388 & 390 Greenwich Street—50.60%(7)	1986/1990	Downtown	2,635,000	9	100.0%	109,811,160	5	1	$41.68
600 Lexington Avenue—55.00%	1983/2009	Eastside	303,515	1	75.5%	15,552,084	1	26	$76.52
800 Third Avenue—42.95%	1972/2006	Grand Central North	526,000	2	95.4%	29,377,200	1	41	$55.54
1745 Broadway—32.26%	2003	Midtown	674,000	2	100.0%	37,785,768	1	1	$58.62
Subtotal / Weighted Average			4,972,515	17%	97.2%	$246,814,980	11%	106
"Non Same Store"
10 East 53rd Street—55.00%	1972	Plaza District	354,300	1%	90.0%	19,639,776	1%	17	$63.14
315 West 36th Street—35.50%	1926	Times Square South	147,619	0	99.2%	4,029,156	0	6	$27.52
521 Fifth Avenue—50.50%	1929/2000	Grand Central	460,000	2	94.4%	24,977,052	1	41	$55.11
Subtotal / Weighted Average			961,919	3%	93.5%	$48,645,984	2%	64
Total / Weighted Average Unconsolidated Properties			5,934,434	20%	96.6%	$295,460,964	13%	170
Manhattan Grand Total / Weighted Average			23,240,479	81%	95.0%	$1,248,902,544		791
Manhattan Grand Total—SLG share of Annualized Rent						$1,026,613,619	91%
Manhattan Same Store Occupancy %—Combined			21,900,560	94%	95.1%

Suburban Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percentage of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED PROPERTIES
"Same Store" Westchester, NY
1100 King Street	1983-1986	Rye Brook, Westchester	540,000	2%	72.2%	$11,091,768	1%	30	$27.24
520 White Plains Road	1979	Tarrytown, Westchester	180,000	1	57.8%	2,854,680	0	8	$28.41
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1	73.4%	2,682,720	0	10	$23.43
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	1	70.7%	4,246,380	1	10	$24.03
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	1	80.2%	4,535,136	1	8	$23.93
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	1	90.3%	4,798,848	1	6	$24.80
140 Grand Street	1991	White Plains, Westchester	130,100	0	93.6%	3,988,068	0	13	$36.35
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	1	89.3%	12,155,160	1	17	$34.11
Westchester, NY Subtotal/Weighted Average			2,135,100	8%	78.1%	$46,352,760	5%	102
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford, Connecticut	862,800	3%	78.3%	$19,017,940	2%	105	$32.59
680 Washington Boulevard—51.00%	1989	Stamford, Connecticut	133,000	0	77.7%	4,353,144	0	9	$42.62
750 Washington Boulevard—51.00%	1989	Stamford, Connecticut	192,000	1	93.3%	6,380,580	0	8	$40.52
1055 Washington Boulevard(5)	1987	Stamford, Connecticut	182,000	1	87.7%	6,111,048	1	21	$36.10
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1	65.3%	3,028,464	0	19	$34.51
500 West Putnam Avenue	1973	Greenwich, Connecticut	121,500	0	57.0%	3,121,356	0	10	$44.79
Connecticut Subtotal/Weighted Average			1,634,700	6%	80.5%	$42,012,532	3%	172
"Non Same Store" Brooklyn, NY
16 Court Street	1927-1928	Brooklyn, NY	317,600	1%	87.2%	$10,495,296	1%	66	$40.26
Brooklyn, NY Subtotal/Weighted Average			317,600	1%	87.2%	$10,495,296	1%	66
Total / Weighted Average Consolidated Properties			4,087,400	15%	79.8%	$98,860,588	9%	340
UNCONSOLIDATED PROPERTIES
"Same Store"
The Meadows—50.00%	1981	Rutherford, New Jersey	582,100	2%	84.2%	$12,508,560	0%	55	$27.62
Jericho Plaza—20.26%	1980	Jericho, New York	640,000	2	89.9%	19,566,096	0	32	$34.89
Total / Weighted Average Unconsolidated Properties			1,222,100	4%	87.2%	$32,074,656	0%	87
Suburban Grand Total / Weighted Average			5,309,500	19%	81.5%	$130,935,244		427
Suburban Grand Total—SLG share of Annualized Rent						$103,819,434	9%
Suburban Same Store Occupancy %—Combined			4,991,900	94%	81.1%
Portfolio Grand Total			28,549,979	100%		$1,379,837,788		1,218
Portfolio Grand Total—SLG Share of Annualized Rent						$1,130,433,053	100%

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
RETAIL
"Same Store" Retail
1604 Broadway—70.00%	1912/2001	Times Square	29,876	3%	23.7%	$2,001,902	3%	2	$245.31

11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	2	100.0%	2,123,688	1	1	$190.47
21-25 West 34th Street—50.00%	2009	Herald Square/Penn Station	30,100	3	100.0%	8,233,968	8	1	$409.63
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	14	89.4%	34,591,080	8	7	$311.90
Williamsburg Terrace	2010	Brooklyn, NY	52,000	6	100.0%	1,558,032	3	3	$29.94
Subtotal/Weighted Average			248,676	28%	85.8%	$48,508,670	23%	14
"Non Same Store" Retail
19-21 East 65th Street—80.00%	1928-1940	Plaza District	23,610	3%	100.0%	1,412,184	2%	7	$116.69
21 East 66th Street—32.28%	1921	Plaza District	16,736	2	100.0%	3,409,057	2	1	$260.85
131-137 Spring Street	1891	Soho	68,342	8	100.0%	4,691,037	10	12	$68.64
180-182 Broadway— 25.50%	2013	Soho	156,086	18	100.0%	9,757,368	5	3	$65.17
315 West 33rd Street— The Olivia	2000	Penn Station	270,132	31	100.0%	14,779,822	30	10	$54.71
724 Fifth Avenue—50.00%	1921	Plaza District	65,010	7	76.6%	20,589,864	21	7	$415.45
752 Madison Avenue—80%	1996/2012	Plaza District	21,124	2	100.0%	3,561,060	6	1	$168.58
762 Madison Avenue—80.00%	1910	Plaza District	6,109	1	82.6%	624,324	1	4	$123.73
Subtotal/Weighted Average			627,149	72%	97.4%	$58,824,716	77%	45
Total / Weighted Average Retail Properties			875,825	100%	94.1%	$107,333,386	100%	59
DEVELOPMENT
125 Chubb Way	2008	Lyndhurst, NJ	278,000	9%	59.4%	3,635,136	4%	4	$21.55
150 Grand Street	1962/2001	White Plains, NY	85,000	3	31.5%	691,008	1	16	$24.84
7 Renaissance Square—50.00%	2008	White Plains, NY	65,641	2	46.6%	997,380	1	4	$32.04
33 Beekman Street—45.90%	2008	Downtown	—	—	—	—	—	—	$—
3 Columbus Circle—48.90%	1927/2010	Columbus Circle	530,981	16	70.7%	31,239,593	17	17	$81.77
280 Park Avenue—49.50%	1961	Park Avenue	1,219,158	38	59.4%	64,933,920	36	28	$89.70
51 East 42 street	1913	Grand Central	142,000	4	86.5%	6,752,424	8	84	$52.75
317 Madison Avenue	1922	Grand Central	450,000	14	78.6%	20,781,792	23	72	$51.83
331 Madison Avenue	1923	Grand Central	114,900	4	83.6%	4,271,340	5	15	$44.19
Fifth Avenue Retail Assemblage	1920	Plaza District	66,962	2	74.6%	2,522,196	3	6	$50.46
635 Sixth Avenue	1902	Midtown South	104,000	3	—	—	—	—	$—
650 Fifth Avenue - 50.00%	1977-1978	Plaza District	32,324	1	63.6%	3,241,092	2	3	$157.64
747 Madison Avenue—33.33%	1962	Plaza District	10,000	0	59.1%	3,300,000	0	1	$578.95
985-987 Third Avenue	1900/1972	Upper East Side	13,678	0	—	—	—	—	$—
1080 Amsterdam—87.50%	1932	Upper West Side	82,250	3	2.2%	146,475	0	1	$81.38
1552-1560 Broadway—50.00%	1926	Times Square	35,897	1	—	—	—	—	$—
Total / Weighted Average Development Properties			3,230,791	100%	61.1%	$142,512,356	100%	251
LAND
2 Herald Square		Herald Square/Penn Station	354,400	37%	100.0%	$11,531,250	42%		$32.54
885 Third Avenue		Midtown/Plaza District	607,000	63%	100.0%	16,246,260	58%		$26.76
Total / Weighted Average Land			961,400	100%	100.0%	$27,777,510	100%
West Coast
West Coast Office Portfolio—43.74%	various		3,654,315	100%	77.9%	$73,782,458	100%
Total / Weighted Average California Properties			3,654,315	100%	77.9%	$73,782,458	100%

		Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
400 East 57th Street—80.00%	Upper East Side	290,482	259	95.0%	$10,348,769	$2,980
400 East 58th Street—80.00%	Upper East Side	140,000	125	94.4%	4,485,041	$2,939
248-252 Bedford Avenue—90.00%	Brooklyn, New York	66,611	84	85.7%	3,939,251	$4,559
315 West 33rd Street	Penn Station	222,855	333	92.5%	13,234,357	$3,772
Total / Weighted Average Residential Properties		719,948	801	92.9%	$32,007,418	$3,469
______________________________________________________________________

(1)	Excludes leases signed but not yet commenced as of December 31, 2013.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2013 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2013 for the 12 months ending December 31, 2014 reduce cash rent by approximately $16.7 million for our consolidated properties and approximately $25.5 million for our unconsolidated properties.

(3)	Includes our share of unconsolidated joint venture annualized cash rent calculated on a consistent basis.

(4)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(5)	We hold a leasehold interest in this property.

(6)	We hold a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

(7)	The rent per square foot is presented on a triple-net basis.
Historical Occupancy
Historically we have achieved consistently higher occupancy rates in our Manhattan portfolio as compared to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2013	92.5%	88.3%	89.1%
December 31, 2012	94.1%	89.1%	90.0%
December 31, 2011	92.5%	89.7%	91.3%
December 31, 2010	92.9%	88.6%	90.9%
December 31, 2009	95.0%	86.8%	90.3%
______________________________________________________________________

(1)	Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties as of that date.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Historically we have achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Percent of Westchester Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2013	78.1%	79.4%	80.5%	74.7%
December 31, 2012	79.2%	78.5%	80.7%	73.7%
December 31, 2011	80.6%	80.1%	80.3%	73.8%
December 31, 2010	80.0%	80.3%	84.3%	77.6%
December 31, 2009	86.5%	80.3%	82.7%	77.5%

______________________________________________________________________

(1)	Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties as of that date.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2018, the average annual rollover at our Manhattan consolidated and unconsolidated office properties is expected to be approximately 1.0 million square feet and 0.3 million square feet, respectively, representing an average annual expiration rate of 6.3% and 5.1%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated office properties, respectively, with respect to leases in place as of December 31, 2013 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2014(3)	82	1,505,643	9.0%	$87,659,227	$58.22
2015	82	588,811	3.5	32,829,813	$55.76
2016	84	940,699	5.6	57,447,696	$61.07
2017	94	1,562,961	9.3	86,906,332	$55.60
2018	63	678,013	4.0	50,453,363	$74.41
2019	29	836,509	5.0	52,730,789	$63.04
2020	40	2,322,149	13.9	135,548,148	$58.37
2021	39	2,271,388	13.6	124,603,497	$54.86
2022	32	801,247	4.8	47,031,192	$58.70
2023 & thereafter	93	5,241,336	31.3	278,231,523	$53.08
Total/weighted average	638	16,748,756	100.0%	$953,441,580	$56.93
______________________________________________________________________

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2013 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2013 for the 12 months ending December 31, 2014, reduce cash rent by approximately $13.3 million for the properties.

(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 42,036 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2013.

Manhattan Unconsolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2014(3)	23	413,737	7.2%	$22,307,532	$53.92
2015	26	226,430	3.9	12,848,244	$56.74
2016	21	197,054	3.4	11,227,476	$56.98
2017	14	162,323	2.8	9,602,556	$59.16
2018	24	473,272	8.2	31,757,208	$67.10
2019	8	153,429	2.7	11,071,416	$72.16
2020	13	283,567	4.9	13,900,080	$49.02
2021	8	144,474	2.5	7,215,312	$49.94
2022	11	166,593	2.9	9,730,560	$58.41
2023 & thereafter	27	914,959	15.9	55,989,420	$61.19
Sub-Total/weighted average	175	3,135,838	54.3%	$185,649,804	$59.20
	1 (4)	2,634,670	45.7	109,811,160
Total	176	5,770,508	100.0%	$295,460,964
______________________________________________________________________

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2013 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2013 for the 12 months ending December 31, 2014 reduced cash rent by approximately $18.0 million for the joint venture properties.

(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 2,354 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2013.

(4)	Represents Citigroup's 13-year net lease at 388-390 Greenwich Street. The net rent as of December 31, 2013 is $41.68 per square foot with annual CPI escalation.
Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2018, the average annual rollover at our Suburban consolidated and unconsolidated office properties is expected to be approximately 0.3 million square feet and 0.1 million square feet, respectively, representing an average annual expiration rate of 10.9% and 11.4% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated office properties, respectively, excluding the west coast office portfolio, with respect to leases in place as of December 31, 2013 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2014(3)	68	336,669	10.9%	$11,578,224	$34.39
2015	49	296,634	9.6	10,012,932	$33.76
2016	59	578,175	18.8	19,378,908	$33.52
2017	38	188,907	6.1	7,525,992	$39.84
2018	42	273,992	8.9	9,353,496	$34.14
2019	21	485,074	15.8	13,125,696	$27.06
2020	18	295,733	9.6	9,297,108	$31.44
2021	15	201,710	6.6	5,327,489	$26.41
2022	9	49,152	1.6	1,540,464	$31.34
2023 & thereafter	26	372,593	12.1	11,720,279	$31.46
Total/weighted average	345	3,078,639	100.00%	$98,860,588	$32.11
______________________________________________________________________

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2013 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2013 for the 12 months ending December 31, 2014, reduce cash rent by approximately $3.4 million for the properties.

(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 53,343 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2013.

Suburban Unconsolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2014(3)	25	185,640	18.3%	$6,415,776	$34.56
2015	16	133,885	13.2	4,314,204	$32.22
2016	9	69,616	6.9	2,084,016	$29.94
2017	10	83,289	8.2	2,769,216	$33.25
2018	9	104,606	10.3	3,410,401	$32.60
2019	6	63,660	6.3	2,035,896	$31.98
2020	3	41,357	4.1	1,433,196	$34.65
2021	3	76,346	7.5	2,675,448	$35.04
2022	—	—	—	—	—
2023 & thereafter	8	255,327	25.2	6,936,504	$27.17
Total/weighted average	89	1,013,726	100.0%	$32,074,657	$31.64
______________________________________________________________________

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2013 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2013 for the 12 months ending December 31, 2014, reduce cash rent by approximately $3.5 million for the joint venture properties.

(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 23,932 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2013.
Tenant Diversification
At December 31, 2013, our Manhattan and Suburban office buildings were leased to approximately 1,218 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our Manhattan and Suburban office buildings, based on the amount of square footage leased by our tenants as of December 31, 2013:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of Aggregate Portfolio Annualized Cash Rent
Citigroup, N.A.	388 & 390 Greenwich Street, 485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue, 750 Washington Blvd	264	3,023,423	10.6%	6.6%
Viacom International, Inc.	1515 Broadway	210	1,330,735	4.7%	7.5%
Credit Suisse Securities (USA), Inc.	1 Madison Avenue , 280 Park Avenue & 1055 Washington	84	1,241,354	4.3%	6.1%
AIG Employee Services, Inc.	180 Maiden Lane	4	803,222	2.8%	1.9%
Random House, Inc.	1745 Broadway	114	644,598	2.3%	1.1%
Debevoise & Plimpton, LLP	919 Third Avenue	96	619,353	2.2%	1.9%
The City of New York	16 Court Street & 100 Church Street	243	541,787	1.9%	1.6%
Omnicom Group, Inc.	220 East 42nd Street	40	493,560	1.7%	1.8%
Ralph Lauren Corporation	625 Madison Avenue	72	339,381	1.2%	2.1%
Advance Magazine Group, Fairchild Publications	750 Third Avenue & 485 Lexington Avenue	86	339,195	1.2%	1.3%
Harper Collins Publishers LLC	1350 Avenue of the Americas & 10 East 53rd Street	83	289,534	1.0%	1.0%
C.B.S. Broadcasting, Inc.	555 West 57th Street	120	283,798	1.0%	1.0%
Schulte, Roth & Zabel LLP	919 Third Avenue	90	263,186	0.9%	0.7%
HF Management Services LLC	100 Church Street & 521 Fifth Avenue	219	252,762	0.9%	0.7%
New York Presbyterian Hospital	673 First Avenue	92	232,772	0.8%	0.9%
BMW of Manhattan	555 West 57th Street	103	227,782	0.8%	0.5%
Stroock, Stroock & Lavan LLP	180 Maiden Lane	113	223,434	0.8%	0.5%
The Travelers Indemnity Company	485 Lexington Avenue & 2 Jericho Plaza	92	213,456	0.7%	0.9%
The City University of New York - CUNY	555 West 57th Street & 16 Court Street	204	207,136	0.7%	0.7%
Amerada Hess Corp.	1185 Avenue of the Americas	168	181,569	0.6%	1.1%
Verizon	120 West 45th Street, 1100 King Street Bldg 1, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	72	172,502	0.6%	0.4%
United Nations	220 East 42nd Street	99	169,137	0.6%	0.7%
News America Incorporated	1185 Avenue of the Americas	83	161,722	0.6%	1.3%
King & Spalding	1185 Avenue of the Americas	142	159,943	0.6%	1.2%
Young & Rubicam, Inc.	3 Columbus Circle	236	159,292	0.6%	0.4%
Bloomingdales, Inc.	919 Third Avenue	127	148,465	0.5%	0.3%
National Hockey League	1185 Avenue of the Americas	107	148,217	0.5%	1.1%
New York Hospitals Center	673 First Avenue	154	147,433	0.5%	0.7%
Banque National De Paris	919 Third Avenue	31	145,834	0.5%	0.4%
Beth Israel Medical Center & The Mount Sinai Hospital	555 West 57th Street & 625 Madison Avenue	193	144,251	0.5%	0.5%
Total Weighted Average(3)			13,308,833	46.6%	46.9%
______________________________________________________________________

(1)	This list is not intended to be representative of our tenants as a whole.

(2)	Lease term from December 31, 2013 until the date of the last expiring lease for tenants with multiple leases.

(3)	Weighted average calculation based on total rentable square footage leased by each tenant.
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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2013, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
SL Green's common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 14, 2014, the reported closing sale price per share of common stock on the NYSE was $96.67 and there were approximately 332 holders of record of SL Green's common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the dividends declared by us with respect to the periods indicated.

	2013			2012
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$86.29	$78.16	$0.33	$79.27	$68.16	$0.25
June 30	$94.21	$84.36	$0.33	$83.31	$70.91	$0.25
September 30	$95.61	$85.40	$0.33	$85.14	$76.37	$0.25
December 31	$98.15	$87.63	$0.50	$79.63	$71.37	$0.33
If dividends are declared in a quarter, those dividends are generally paid during the subsequent quarter. We expect to continue our policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends," for additional information regarding our dividends.
UNITS
At December 31, 2013, there were 2,902,317 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit in the same manner as dividends per share were distributed to common stockholders.
SL GREEN OPERATING PARTNERSHIP, L.P.
There is no established public trading market for the common units of the Operating Partnership. On February 14, 2014, there were approximately 47 holders of record and 98,196,359 common units outstanding, 95,047,602 of which were held by SL Green. The table below sets forth the quarterly distributions paid by the Operating Partnership to holders of its common units with respect to the periods indicated.

	Distributions
Quarter Ended	2013	2012
March 31	$0.33	$0.25
June 30	$0.33	$0.25
September 30	$0.33	$0.25
December 31	$0.50	$0.33

SL Green expects to pay dividends to its stockholders on a quarterly basis based on the distributions from the Operating Partnership to it primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings. If SL Green declares a dividend, such dividend is generally paid in the subsequent quarter.
In order for SL Green to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). SL Green has adopted a policy of paying regular quarterly dividends on its common stock, and the Operating Partnership has adopted a policy of paying regular quarterly distributions to its common units corresponding to dividends paid by SL Green. Cash distributions have been paid on the common stock of SL Green and the common units of the Operating Partnership since the initial public offering of SL Green. Distributions are declared at the discretion of the board of directors of SL Green and depend on actual and anticipated cash from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors SL Green’s board of directors may consider relevant.

Each time SL Green issues shares of stock (other than in exchange for common units of limited partnership interest of the Operating Partnership, or OP Units, when such OP Units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of units of limited partnership interest with rights and preferences analogous to the shares issued.

ISSUER PURCHASES OF EQUITY SECURITIES
None.
SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the years ended December 31, 2013, 2012, and 2011, we issued 238,867, 1,096,384 and 12,423 shares of SL Green's common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of SL Green's common stock.
The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which shares of SL Green's common stock or other equity securities may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	4,319,100	(2)	$83.24	(3)	4,624,289	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	4,319,100		$83.24		4,624,289
______________________________________________________________________

(1)	Includes information related to our Third Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended and 2008 Employee Stock Purchase Plan.

(2)
Includes (i) 1,765,000 shares of common stock issuable upon the exercise of outstanding options (461,500 of which are vested and exercisable), (ii) 468,300 restricted stock units and 73,500 phantom stock units that may be settled in shares of common stock (373,600 of which are vested), (iii) 525,000 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of SL Green's common stock (257,600) of which are vested) and (iv) shares of common stock reserved in connection with LTIP units issued pursuant to the 2011 Long-Term Outperformance Plan, all of which remain subject to performance-based vesting and a dollar value limitation on the number of LTIP units that may be earned based on SL Green's common stock price when the LTIP units are earned.

(3)	Because there is no exercise price associated with restricted stock units, phantom stock units or LTIP units, these awards are not included in the weighted-average exercise price calculation.

(4)
Balance is after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting. Number of securities remaining available consists of shares remaining available for issuance under our 2008 Employee Stock Purchase Plan and Third Amended and Restated 2005 Stock Option and Incentive Plan.

On January 23, 2014, we entered into an agreement to acquire a property where the seller may elect to receive a portion of the purchase price not to exceed the equivalent of approximately $27.4 million of our common and/or preferred units of limited partnership interest of the Operating Partnership. The units would be issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. We may satisfy redemption requests for common units of limited partnership interests issued to the seller as a portion of the consideration, or upon conversion of convertible preferred units issued as a portion of the consideration, as applicable, with shares of the Company’s common stock, on a one-for-one basis, pursuant to the Operating Partnership Agreement.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.
In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of the sale of certain properties. As a result, we have reported revenue and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. These reclassifications had no effect on our reported net income or funds from operations.
We are also providing updated summary selected financial information, which is included below, reflecting the prior period reclassification as discontinued operations of the properties sold during 2013 and as of December 31, 2013.

SL GREEN REALTY CORP.

	Years Ended December 31,
Operating Data	2013	2012	2011	2010	2009
(In thousands, except per share data)
Total revenue	$1,469,077	$1,382,729	$1,246,859	$1,072,716	$970,945
Operating expenses	293,514	292,392	257,938	219,708	207,356
Real estate taxes	218,832	209,337	173,154	143,794	134,622
Ground rent	39,926	37,866	32,919	31,191	31,826
Interest expense, net of interest income	330,215	329,897	285,248	229,978	231,985
Amortization of deferred finance costs	16,695	19,450	14,108	9,037	7,056
Depreciation and amortization	337,692	325,737	271,306	220,003	216,241
Loan loss and other investment reserves, net of recoveries	—	564	6,722	17,751	150,510
Transaction related costs	3,987	5,625	5,561	11,849	—
Marketing, general and administrative	86,192	82,840	80,103	75,946	73,992
Total expenses	1,327,053	1,303,708	1,127,059	959,257	1,053,588
Equity in net income from unconsolidated joint ventures	9,921	76,418	1,583	39,607	62,878
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	3,601	37,053	2,918	128,921	6,691
Purchase price fair value adjustment	(2,305)	—	498,195	—	—
(Loss) gain on sale of investment in marketable securities	(65)	4,940	4,866	490	(396)
Depreciable real estate reserves	—	—	(5,789)	(2,750)	—
(Loss) gain on early extinguishment of debt	(18,518)	(6,978)	904	(1,900)	86,006
Income from continuing operations	134,658	190,454	622,477	277,827	72,536
Discontinued operations	16,625	19,246	54,645	41,329	(871)
Net income	151,283	209,700	677,122	319,156	71,665
Net income attributable to noncontrolling interest in the Operating Partnership	(3,023)	(5,597)	(14,629)	(4,574)	(1,221)
Net income attributable to noncontrolling interests in other partnerships	(10,629)	(5,591)	(15,083)	(14,007)	(12,900)
Preferred unit distributions	(2,260)	(2,107)	—	—	—
Net income attributable to SL Green	135,371	196,405	647,410	300,575	57,544
Preferred stock redemption costs	(12,160)	(10,010)	—	—	—
Preferred dividends	(21,881)	(30,411)	(30,178)	(29,749)	(19,875)
Net income attributable to SL Green common stockholders	$101,330	$155,984	$617,232	$270,826	$37,669
Net income per common share—Basic	$1.10	$1.75	$7.37	$3.47	$0.54
Net income per common share—Diluted	$1.10	$1.74	$7.33	$3.45	$0.54
Cash dividends declared per common share	$1.49	$1.08	$0.55	$0.40	$0.68
Basic weighted average common shares outstanding	92,269	89,319	83,762	78,101	69,735
Diluted weighted average common shares and common share equivalents outstanding	95,266	92,873	86,244	79,761	72,044

	As of December 31,
Balance Sheet Data (In thousands)	2013	2012	2011	2010	2009
Commercial real estate, before accumulated depreciation	$12,333,780	$11,662,953	$11,147,151	$8,890,064	$8,257,100
Total assets	14,959,001	14,386,296	13,483,881	11,301,540	10,488,410
Mortgages and other loans payable, revolving credit facility, term loan and senior unsecured notes and trust preferred securities	6,919,908	6,520,420	6,035,397	5,251,013	4,892,688
Noncontrolling interests in the Operating Partnership	265,476	212,907	195,030	84,338	84,618
Equity	7,016,876	6,907,103	6,453,309	5,397,544	4,913,129

	Years Ended December 31,
Other Data (In thousands)	2013	2012	2011	2010	2009
Funds from operations available to all stockholders(1)	$491,597	$490,255	$413,813	$389,161	$318,817
Net cash provided by operating activities	386,203	346,753	307,118	318,518	274,586
Net cash (used in) provided by investing activities	(628,435)	(1,163,403)	(733,855)	21,355	(344,754)
Net cash provided by (used in) financing activities	258,940	868,442	232,099	(350,758)	(313,006)
______________________________________________________________________

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

SL GREEN OPERATING PARTNERSHIP, L.P.

	Years Ended December 31,
Operating Data	2013	2012	2011	2010	2009
(In thousands, except per unit data)
Total revenue	$1,469,077	$1,382,729	$1,246,859	$1,072,716	$970,945
Operating expenses	293,514	292,392	257,938	219,708	207,356
Real estate taxes	218,832	209,337	173,154	143,794	134,622
Ground rent	39,926	37,866	32,919	31,191	31,826
Interest expense, net of interest income	330,215	329,897	285,248	229,978	231,985
Amortization of deferred finance costs	16,695	19,450	14,108	9,037	7,056
Depreciation and amortization	337,692	325,737	271,306	220,003	216,241
Loan loss and other investment reserves, net of recoveries	—	564	6,722	17,751	150,510
Transaction related costs	3,987	5,625	5,561	11,849	—
Marketing, general and administrative	86,192	82,840	80,103	75,946	73,992
Total expenses	1,327,053	1,303,708	1,127,059	959,257	1,053,588
Equity in net income from unconsolidated joint ventures	9,921	76,418	1,583	39,607	62,878
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	3,601	37,053	2,918	128,921	6,691
Purchase price fair value adjustment	(2,305)	—	498,195	—	—
(Loss) gain on sale of investment in marketable securities	(65)	4,940	4,866	490	(396)
Depreciable real estate reserves	—	—	(5,789)	(2,750)	—
(Loss) gain on early extinguishment of debt	(18,518)	(6,978)	904	(1,900)	86,006
Income from continuing operations	134,658	190,454	622,477	277,827	72,536
Discontinued operations	16,625	19,246	54,645	41,329	(871)
Net income	151,283	209,700	677,122	319,156	71,665
Net income attributable to noncontrolling interests in other partnerships	(10,629)	(5,591)	(15,083)	(14,007)	(12,900)
Preferred unit distributions	(2,260)	(2,107)	—	—	—
Net income attributable to SLGOP	138,394	202,002	662,039	305,149	58,765
Preferred unit redemption costs	(12,160)	(10,010)	—	—	—
Preferred dividends	(21,881)	(30,411)	(30,178)	(29,749)	(19,875)
Net income attributable to SLGOP common stockholders	$104,353	$161,581	$631,861	$275,400	$38,890
Net income per common unit—Basic	$1.10	$1.75	$7.37	$3.47	$0.54
Net income per common unit—Diluted	$1.10	$1.74	$7.33	$3.45	$0.54
Cash dividends declared per common unit	$1.49	$1.08	$0.55	$0.40	$0.68
Basic weighted average common units outstanding	95,004	92,526	85,747	79,422	71,965
Diluted weighted average common units and common units equivalents outstanding	95,266	92,873	86,244	79,761	72,044

	As of December 31,
Balance Sheet Data (In thousands)	2013	2012	2011	2010	2009
Commercial real estate, before accumulated depreciation	$12,333,780	$11,662,953	$11,147,151	$8,890,064	$8,257,100
Total assets	14,959,001	14,386,296	13,483,881	11,301,540	10,488,410
Mortgages and other loans payable, revolving credit facility, term loan and senior unsecured notes and trust preferred securities	6,919,908	6,520,420	6,035,397	5,251,013	4,892,688
Capital	7,282,352	7,120,010	6,650,339	5,481,882	4,997,747

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P. or ROP, are wholly-owned subsidiaries of the Operating Partnership.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.
The New York City commercial real estate market continued to strengthen in 2013, and we took advantage of this strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth.
Leasing and Operating
We have historically outperformed the Manhattan office market, and did so again in 2013. Our Manhattan office property occupancy on same-store properties based on leases signed increased to 96.6% from 95.1% in the prior year. During 2013, we signed office leases in Manhattan encompassing 5.2 million square feet, of which 4.3 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on these 4.3 million square feet of signed Manhattan office leases that replaced previously occupied space was 9.5% for 2013. The highlight of our leasing activity during 2013 was the signing of an agreement extending Citigroup's triple-net lease covering 2,634,670 square feet at 388-390 Greenwich Street through December 31, 2035. The agreement includes an option for Citigroup to acquire the properties during the period from December 1, 2017 through December 31, 2020 for $2.0 billion. The mark-to-market based on Citigroup's cash rent in the extension period is 12.8 percent.
New leasing activity in Manhattan in 2013 totaled 25.7 million square feet, slightly below the ten-year average but higher than 2012. Of the total 2013 leasing activity in Manhattan, the Midtown submarket accounted for approximately 16.0 million square feet, or 62.3%. Midtown's overall office vacancy increased from 10.3% at December 31, 2012 to 11.2% at December 31, 2013. However, 1.2 million square feet of new office space was added to the Midtown office inventory, with approximately 2.2 million square feet (0.6% of the total 395.3 million square foot Manhattan office inventory) currently under construction and scheduled to be placed in service by 2015 or early 2016.
Demand for space in certain sub-markets such as Midtown South and a lack of new supply created conditions in which asking rents for direct space in Midtown South increased during 2013 by 27.3% to $63.67 per square foot. Asking rents for direct space in Midtown increased during 2013 by 2.6% to $70.54 per square foot and have increased by 10.5% since the recessionary trough in in the first quarter of 2010. Over the same period, net effective rents (which take into consideration leasing concessions) have increased by 21.5%.
Acquisition and Disposition Activity
Sales volume in Manhattan in 2013 increased 5.3% to $30.0 billion compared to $28.5 billion in 2012, partly as a result of a flurry of activity in the fourth quarter. Nevertheless, consistent with our multi-faceted approach to property acquisitions, we were able to source transactions that provide value enhancement opportunities, including the acquisition of equity interests in six office, retail and multi-family properties during 2013, representing total investments of $0.7 billion.
We also took advantage of the improving market conditions and interest by institutions and individuals seeking ownership interests in properties to sell assets, disposing of properties with more limited growth opportunities, and raising efficiently priced capital for reinvestment. During the year, we sold our fee interest in 333 West 34th Street, New York, New York, 300 Main Street, Stamford, Connecticut, and 44 West 55th Street, New York, New York, .
Debt and Preferred Equity
Beginning in 2010, we saw an increase in opportunities to acquire existing debt and preferred equity positions in high quality Manhattan office properties at discounts that enabled us to generate high risk adjusted yields, and offer off-market access to property acquisitions. As 2013 progressed, and the availability of acquiring discounted debt and preferred equity in high quality properties waned, we began to focus on the origination of financings, typically in the form of preferred equity and mezzanine debt, for owners or acquirers seeking higher leverage than was available from traditional lending sources lending at modest leverage levels. Traditional sources of junior financings have not yet materialized. This provided us with an opportunity to fill a need for additional debt by providing more modest amounts of leverage. The typical investments made by us during 2013 were to reputable owners or acquirers, and at leverage levels which are senior to sizable equity investments by the sponsors. During 2013, our debt and preferred equity activities included purchases and originations, inclusive of accretion of reserves, previous discounts and pay-in-kind interest, of approximately $601.3 million, and sales, redemption and participations of approximately $644.9 million.
Highlights from 2013
Our significant activities for 2013 included:

•	Directly acquiring four buildings for an aggregate gross purchase price of $533.0 million encompassing 0.6 million square feet.

•	Investing in two properties through joint ventures at implied gross valuations of $151.1 million and encompassing 0.4 million square feet.

•	Issuing 2.6 million shares of SL Green's common stock raising net proceeds of $248.9 million.

•	Redeeming all 7.7 million outstanding shares of 7.625% Series C Cumulative Redeemable Preferred Stock.

•	Closing on a $300.0 million refinancing of the Company's MRA facility which replaced the former $175.0 million facility.

•	Closing on a $900.0 million mortgage refinancing which replaced the former $775.0 million mortgage.

•	Closing on two mortgages totaling approximately $297.0 million.

•	Signing 233 office leases totaling 5.2 million square feet in Manhattan.

•	Signing 143 office leases totaling 0.9 million square feet in our Suburban properties.
As of December 31, 2013, we owned the following interests in commercial office buildings in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban properties:

Location	Ownership	Number of Buildings	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	23	17,306,045	94.5%
	Unconsolidated properties	9	5,934,434	96.6%

Suburban	Consolidated properties	26	4,087,400	79.8%
	Unconsolidated properties	4	1,222,100	87.2%
		62	28,549,979	92.5%
______________________________________________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.
As of December 31, 2013, we also owned investments in 16 retail properties encompassing approximately 875,800 square feet, 20 development buildings encompassing approximately 3,230,800 square feet, four residential buildings encompassing 801 units (approximately 719,900 square feet), two land interests encompassing approximately 961,400 square feet. The Company also has ownership interests in 28 west coast properties encompassing 52 buildings totaling approximately 3,654,300 square feet. In addition, we manage two office buildings owned by third parties and affiliated companies encompassing approximately 626,400 square feet. As of December 31, 2013, we also held debt and preferred equity investments with a book value of $1.3 billion.

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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our consolidated properties were impaired at December 31, 2013.
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. In June 2013, we recorded a $2.2 million impairment charge in connection with the sale of 300 Main Street in Stamford, Connecticut.
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
When we acquire partner's equity interests in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment’s purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of income. In April 2013, we recognized a purchase price fair value adjustment of $(2.3) million in connection with the consolidation of 16 Court Street, which was previously accounted for as an investment in unconsolidated joint venture.
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
Investment in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $218.4 million which we guarantee at two joint ventures and performance guarantees under master leases at two other joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures," in the accompanying consolidated financial statements.
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. During the year ended December 31, 2011, we recorded a $5.8 million impairment charge on one of our equity investments, which we sold in July 2012. These charges are included in depreciable real estate reserves in the accompanying consolidated statements of income. See Note 6, "Investments in Unconsolidated Joint Ventures," in the accompanying consolidated financial statements. We do not believe that the values of any of our equity investments were impaired at December 31, 2013.
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
Income recognition is generally suspended for debt and preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write off of the reserve balance is called a charge off. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no additional loan reserves recorded during the year ended December 31, 2013. We recorded loan loss reserves of $3.0 million and $10.9 million on investments being held to maturity during the years ended December 31, 2012 and 2011, respectively. We also recorded recoveries of approximately $2.4 million and $4.4 million during the years ended December 31, 2012 and 2011, respectively, in connection with the sale of our investments. This is included in loan loss and other investment reserves, net of recoveries on the accompanying consolidated statements of income.
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

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
The following comparison for the year ended December 31, 2013, or 2013, to the year ended December 31, 2012, or 2012, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2012 and at December 31, 2013 and totaled 46 of our 49 consolidated operating properties, representing approximately 83.9% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2013 and 2012 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change

Rental revenue	$983.2	$966.2	$17.0	1.8%	$99.3	$84.5	$(1.8)	$12.0	$1,080.7	$1,062.7	$18.0	1.7%
Escalation and reimbursement	157.6	152.8	4.8	3.1%	11.2	10.3	0.7	2.0	169.5	165.1	4.4	2.7%
Investment income	—	—	—	—%	—	—	193.8	119.2	193.8	119.2	74.6	62.6%
Other income	6.1	10.8	(4.7)	(43.5)%	0.5	0.4	18.5	24.5	25.1	35.7	(10.6)	(29.7)%
Total revenues	1,146.9	1,129.8	17.1	1.5%	111.0	95.2	211.2	157.7	1,469.1	1,382.7	86.4	6.2%

Property operating expenses	487.7	472.3	15.4	3.3%	51.6	49.6	13.0	17.7	552.3	539.6	12.7	2.4%
Loan loss and other investment reserves, net of recoveries	—	—	—	—%	—	—	—	0.6	—	0.6	(0.6)	(100.0)%
Transaction related costs, net of recoveries	—	—	—	—%	3.4	4.6	0.6	1.0	4.0	5.6	(1.6)	(28.6)%
Marketing, general and administrative	—	—	—	—%	—	—	86.2	82.8	86.2	82.8	3.4	4.1%
	487.7	472.3	15.4	3.3%	55.0	54.2	99.8	102.1	642.5	628.6	13.9	2.2%

Net operating income	$659.2	$657.5	$1.7	0.3%	$56.0	$41.0	$111.4	$55.6	826.6	754.1	72.5	9.6%

Other income (expenses):
Interest expense, net of interest income									(346.9)	(349.3)	2.4	(0.7)%
Depreciation and amortization									(337.7)	(325.7)	(12.0)	3.7%
Equity in net income from unconsolidated joint ventures									9.9	76.4	(66.5)	(87.0)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									3.6	37.1	(33.5)	(90.3)%
Purchase price fair value adjustment									(2.3)	—	(2.3)	(100.0)%
Gain on sale of investment in marketable securities									—	4.9	(4.9)	(100.0)%
Loss on early extinguishment of debt									(18.5)	(7.0)	(11.5)	164.3%
Income from continuing operation									134.7	190.5	(55.8)	(29.3)%
Net income from discontinued operations									1.7	12.6	(10.9)	(86.5)%
Gain on sale of discontinued operations									14.9	6.6	8.3	125.8%
Net income									$151.3	$209.7	$(58.4)	(27.8)%

Rental, Escalation and Reimbursement Revenues
Occupancy in the Same-Store consolidated properties increased to 91.7% at December 31, 2013 as compared to 91.3% at December 31, 2012. Occupancy for our Same-Store Manhattan consolidated portfolio increased to 94.5% at December 31, 2013 as compared to 94.1% at December 31, 2012. Occupancy for our Suburban consolidated portfolio increased to 79.8% at December 31, 2013 as compared to 79.6% at December 31, 2012.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

The following table presents a summary of the leasing activity for the year ended December 31, 2013 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of year	1,438,147
Properties under development	(115,092)
Space which became available during the year(3)
• Office	1,038,374
• Retail	31,772
• Storage	7,589
	1,077,735
Total space available	2,400,790
Space leased during the year:
• Office(4)	1,209,711	1,295,941	$50.57	$58.54	$52.34	4.3	8.8
• Retail	28,384	32,035	$117.44	$82.60	$72.41	5.7	16.2
• Storage	7,424	10,373	$22.33	$31.50	$6.02	0.3	6.7
Total space leased	1,245,519	1,338,349	$51.95	$59.31	$52.46	4.3	9.0

Total available space at end of year	1,155,271

Early renewals
• Office	3,496,525	3,573,999	$49.38	$44.00	$45.76	5.7	13.1
• Retail	46,803	51,678	$188.71	$131.61	$20.78	—	7.7
• Storage	5,952	6,878	$27.28	$25.49	$3.46	—	6.8
Total early renewals	3,549,280	3,632,555	$51.32	$45.21	$45.32	5.6	13.0

Total commenced leases, including replaced previous vacancy
• Office		4,869,940	$49.70	$45.93	$47.51	5.3	11.9
• Retail		83,713	$161.44	$116.89	$40.54	2.2	10.9
• Storage		17,251	$24.30	$27.49	$5.00	0.2	6.7
Total commenced leases		4,970,904	$51.49	$47.13	$47.24	5.3	11.9

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,106,957
Sold vacancies	(24,059)
Space which became available during the year(3)
• Office	528,524
• Retail	2,253
• Storage	6,197
	536,974
Total space available	1,619,872
Space leased during the year:
• Office(5)	544,189	559,722	$27.92	$30.29	$32.63	5.1	6.8
• Retail	1,753	1,892	$80.75	$125.06	$0.57	3.3	7.5
• Storage	4,082	4,658	$13.00	$10.18	$0.46	—	6.1
	550,024	566,272	$27.97	$30.82	$32.25	5.1	6.8

Total available space at end of the year	1,069,848

Early renewals
• Office	284,363	288,007	$31.52	$33.20	$20.99	5.5	7.6
• Retail	—	—	$—	$—	$—	—	—
• Storage	740	940	$12.00	$11.00	$—	—	9.8
	285,103	288,947	$31.46	$33.12	$20.92	5.40	7.6

Total commenced leases, including replaced previous vacancy
• Office		847,729	$29.14	$31.90	$28.67	5.2	7.1
• Retail		1,892	$80.75	$125.06	$0.57	3.3	7.5
• Storage		5,598	$12.83	$10.39	$0.38	—	6.7
		855,219	$29.15	$32.09	$28.42	5.2	7.1
_________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $54.34 per rentable square feet for 547,862 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $50.04 per rentable square feet for 4,121,861 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $30.07 per rentable square feet for 230,916 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $30.88 per rentable square feet for 518,923 rentable square feet.

At December 31, 2013, approximately 9.0% and 10.9% of the office space leased at our consolidated Manhattan and Suburban office properties, respectively, is expected to expire during 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan office properties would be approximately 14.6% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan office properties were approximately 15.4% than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban office properties would be approximately 3.7% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban office properties were approximately 3.4% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
Rental revenues increased primarily as a result of an increase in occupancy at our Same-Store properties ($17.0 million) as discussed above and for properties acquired subsequent to May 2012 ($34.5 million). This increase was partially offset by our reduced ownership and deconsolidation of 521 Fifth Avenue ($20.8 million) and the West Coast portfolio ($14.1 million). In November 2012, we sold 49.5% of our partnership interest in 521 Fifth Avenue. As we no longer control its activities, we deconsolidated the entity and have accounted for our remaining investment under the equity method of accounting. In late September 2012, we formed a joint venture for the recapitalization of the West Coast portfolio. Prior to the recapitalization, we consolidated the investment for the months of August and September 2012 as a result of our 63.18% ownership interest and control over its activities. Immediately following the recapitalization, our ownership interest was 27.63%. The change in ownership resulted in a change in the accounting from consolidating the investment to accounting for the joint venture under the equity method of accounting. As of December 31, 2013, we had a 43.74% effective ownership interest in the West Coast portfolio. For further details, see Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements.
Escalation and reimbursement revenue increased primarily as a result of higher recoveries at the Same-Store Properties ($4.8 million) and for properties acquired subsequent to May 2012 ($3.2 million). The increase was partially offset by the change in accounting for 521 Fifth Avenue ($2.0 million) and the West Coast portfolio ($1.7 million), as discussed above. The increase in escalation and reimbursement revenue at the Same-Store Properties was primarily a result of higher real estate recoveries ($3.8 million) and operating expense escalations ($3.4 million), partially offset by lower electric reimbursements ($2.4 million).
Investment Income
Investment income increased primarily as a result of additional income recognized from the sale of a 50% interest in one investment ($12.9 million), additional income associated with the repayment of one investment ($6.4 million), and the remaining increase is primarily attributable to a higher average investment balance and weighted average yield for the year ended December 31, 2013. In 2012, an entity that held a property in London, which served as collateral for one of our loan positions, was determined to be a VIE under a reconsideration event and we were determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet in June 2012. We recognized additional income of $5.2 million in 2012 as a result of this transaction. The weighted average investment balance outstanding and weighted average yield were $1.3 billion and 11.2%, respectively, for the year ended December 31, 2013 as compared to $1.1 billion and 9.8%, respectively, for the year ended December 31, 2012. As of December 31, 2013, our debt and preferred equity investments had a weighted average term to maturity of approximately 2.2 years.
Other Income
Other income decreased primarily as a result of lower other income at the Same-Store Properties ($4.7 million), lower asset management fee ($3.2 million), one-time acquisition fees ($2.1 million) earned in 2012 in connection with our investments in 33 Beekman and 10 East 53rd Street and a pre-development fee at 180 Broadway ($1.5 million) which was terminated in December 2012. This decrease was partially offset by an expense reimbursement received in 2013 ($4.2 million). The decrease in Same-Store Properties was primarily a result of lower lease buy-out income ($3.7 million) and real estate tax refunds received in 2012 ($1.6 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at the Same-Store Properties ($15.4 million) and for properties acquired subsequent to May 2012 ($13.2 million), partially offset by the change in accounting for the West Coast portfolio ($9.0 million) and 521 Fifth Avenue ($8.6 million), as discussed above. The increase in property operating expenses at the Same-Store Properties was due mainly to higher real estate taxes ($8.8 million), ground rent ($2.0 million), payroll costs ($3.2 million) and insurance ($1.3 million), partially offset by lower utility expenses ($3.4 million).
Transaction Related Costs
Transaction related costs decreased primarily as a result of a reimbursement of expenses previously incurred.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the year ended December 31, 2013 were $86.2 million, or 5.0% of total revenues including our share of joint venture revenues and less than 1.0% of total assets including our share of joint venture assets compared to $82.8 million, or 5.1% of total revenues including our share of joint venture revenues and less than 1.0% of total assets including our share of joint venture assets for the year ended December 31, 2012.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, increased primarily as a result of the issuance of a $200.0 million aggregate principal amount of 4.5% senior notes in November 2012 ($8.1 million), the refinancing of 1515 Broadway ($5.9 million) and 100 Church ($5.1 million), increased borrowings from our MRA facility ($4.8 million) and 2012 credit facility ($2.2 million). This increase was partially offset by the repayment of debt balances at 609 Fifth Avenue ($6.2 million) and 110 East 42nd Street ($3.7 million) and the change in accounting in the West Coast portfolio ($6.6 million) and 521 Fifth Avenue ($4.4 million), as discussed above. The weighted average debt balance outstanding increased from $6.5 billion during the year ended December 31, 2012 to $6.8 billion during the year ended December 31, 2013. The weighted average interest rate slightly decreased from 4.87% for the year ended December 31, 2012 to 4.81% for the year ended December 31, 2013.
Depreciation and Amortization
Depreciation and amortization increased mainly as a result of assets acquired subsequent to May 2012 ($12.5 million), the write-off of tenant improvements and in-place leases relating to a former tenant that filed for bankruptcy in August 2013 ($4.7 million) and an increase in capital expenditures at the properties. This increase was partially offset by the change in accounting for the West Coast portfolio ($14.5 million) and in 521 Fifth Avenue ($6.8 million), as discussed above.
Equity in Net Income From Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of of additional income recognized in 2012 due to the recapitalization of 717 Fifth Avenue ($67.9 million), the repayment of outstanding debt at a discount for the Meadows ($10.8 million) and the net loss associated with the change in ownership interest and accounting in the West Coast portfolio ($16.0 million), as discussed above. The decrease was partially offset by higher net income contributions from 388-390 Greenwich Street ($14.1 million) primarily as a result of reducing the interest rate on its fixed rate loan from 5.2% to 3.2% beginning December 2012 via an interest rate swap and Herald Center ($3.9 million) as a result of the early redemption of its preferred equity investment. Occupancy at our unconsolidated Manhattan office properties was 96.6% at December 31, 2013 and 95.0% at December 31, 2012.  Occupancy at our unconsolidated Suburban office properties was at 87.2% December 31, 2013 and 84.7% at December 31, 2012. At December 31, 2013, approximately 7.2% and 18.3% of the space leased at our Manhattan and Suburban joint venture office properties, respectively, were expected to expire during the remainder of 2014. We estimate that current market asking rents on these expected 2014 lease expirations at our Manhattan and Suburban joint venture office properties are approximately 26.1% higher and 5.4% lower, respectively, than then existing in-place fully escalated rents.
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the year ended December 31, 2013, we recognized gains on the sale of our partnership interest in 27-29 West 34th Street ($7.6 million) and from the sale of three properties in the West Coast portfolio ($2.1 million), partially offset by additional post closing costs related to the sale of 49.5% of our partnership interest in 521 Fifth Avenue ($2.8 million). During the year ended December 31, 2012, we recognized gains in connection with the sale of the properties located at 141 Fifth Avenue ($7.3 million), 379 West Broadway ($6.5 million), and One Court Square ($1.0 million). Additionally, we recognized a gain on sale of interests in the property located at 717 Fifth Avenue ($3.0 million).
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the year ended December 31, 2013 relates mainly to the refinancing of the mortgage at 1515 Broadway. Loss on early extinguishment of debt for the year ended December 31, 2012 was a result of the repurchase of a portion of certain senior notes ($3.8 million) and repayment of debt for 609 Fifth Avenue ($3.1 million).
Discontinued Operations
Discontinued operations for the year ended December 31, 2013 includes the gain on sale recognized for 333 West 34th Street ($13.8 million), which closed in August 2013, and 44 West 55th Street ($1.1 million), which closed in February 2013, and the results of operations for 333 West 34th Street, 44 West 55th Street and 300 Main Street, which closed in September 2013. Included in the results of operations is an impairment charge of $2.2 million for 300 Main Street, which was recorded in the second quarter of 2013. Discontinued operations for the year ended December 31, 2012 included the gain on sale recognized for 292 Madison Avenue ($6.6 million), which was sold in February 2012, and the results of operations for 292 Madison Avenue, 333 West 34th Street, 44 West 55th Street and 300 Main Street.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
The following comparison for the year ended December 31, 2012, or 2012, to the year ended December 31, 2011, or 2011, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all operating properties owned by us in the same manner at January 1, 2011 and at December 31, 2012 and totaled 44 of our 52 consolidated properties, representing approximately 71% of our share of annualized rental revenue, (ii) the effect of the "Acquisitions," which represents all properties or interests in properties acquired in 2011 and 2012 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) "Other," which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2012	2011	$ Change	% Change	2012	2011	2012	2011	2012	2011	$ Change	% Change

Rental revenue	$848.5	$844.7	$3.8	0.4%	$202.1	$101.9	$12.1	$0.8	$1,062.7	$947.4	$115.3	12.2%
Escalation and reimbursement	118.0	119.6	(1.6)	(1.3)%	45.0	23.5	2.1	0.4	165.1	143.5	21.6	15.1%
Investment and preferred equity income	—	—	—	—%	—	—	119.2	120.4	119.2	120.4	(1.2)	(1.0)%
Other income	10.8	8.6	2.2	25.6%	0.4	0.3	24.5	26.6	35.7	35.5	0.2	0.6%
Total revenues	977.3	972.9	4.4	0.5%	247.5	125.7	157.9	148.2	1,382.7	1,246.8	135.9	10.9%

Property operating expenses	409.8	398.7	11.1	2.8%	112.0	54.1	17.8	11.2	539.6	464.0	75.6	16.3%
Loan loss and other investment reserves, net of recoveries	—	—	—	—%	—	—	0.6	6.7	0.6	6.7	(6.1)	(91.0)%
Transaction related costs, net of recoveries	—	0.2	(0.2)	(100.0)%	4.6	0.6	1.0	4.8	5.6	5.6	—	—%
Marketing, general and administrative	—	—	—	—%	—	—	82.8	80.1	82.8	80.1	2.7	3.4%
	409.8	398.9	10.9	2.7%	116.6	54.7	102.2	102.8	628.6	556.4	72.2	13.0%

Net operating income	$567.5	$574.0	$(6.5)	(1.1)%	$130.9	$71.0	$55.7	$45.4	754.1	690.4	63.7	9.2%

Other income (expenses):
Interest expense, net of interest income									(349.3)	(299.4)	(49.9)	16.7%
Depreciation and amortization									(325.7)	(271.3)	(54.4)	20.1%
Equity in net income from unconsolidated joint ventures									76.4	1.6	74.8	4,675.0%
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate									37.1	2.9	34.2	1,179.3%
Purchase price fair value adjustment									—	498.2	(498.2)	(100.0)%
Gain on sale of investment in marketable securities									4.9	4.9	—	—%
Depreciable real estate reserves									—	(5.8)	5.8	(100.0)%
Loss (gain) on early extinguishment of debt									(7.0)	0.9	(7.9)	(877.8)%
Income from continuing operation									190.5	622.4	(431.9)	(69.4)%
Net income from discontinued operations									12.6	8.6	4.0	46.5%
Gain on sale of discontinued operations									6.6	46.1	(39.5)	(85.7)%
Net income									$209.7	$677.1	$(467.4)	(69.0)%
Rental, Escalation and Reimbursement Revenues
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
At December 31, 2012, approximately 5.9% and 10.3% of the space leased at our consolidated Manhattan and Suburban office properties, respectively, is expected to expire during 2013. We estimate that the current market rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban office properties would be approximately 8.6% and 1.4% higher, respectively, than then existing in-place fully escalated rents. We estimate that the current market rents on all our consolidated Manhattan and Suburban office properties are approximately 13.7% and 1.5% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
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
The increase in escalation and reimbursement revenue was due to higher recoveries at the Acquisitions ($21.6 million) and Other properties ($1.6 million) which were offset by lower recoveries at the Same-Store Properties ($1.6 million). The decrease in recoveries at the Same-Store Properties was primarily due to lower operating expense escalations ($4.8 million) and electric reimbursements ($0.5 million), which were partially offset by higher real estate tax recoveries ($3.7 million).
Investment Income
Investment income decreased slightly during 2012 primarily due to additional income of $43.0 million recognized during the year ended December 31, 2011 upon sale or repayment of loans (inclusive of the 280 Park Avenue transaction) offset by an increase in loan originations in 2012. During 2012, we originated or purchased $637.1 million of new debt investments at a weighted average current yield of 9.3%. In addition, an entity that holds the property which served as collateral for our loan position, which is collateralized by a property in London, was determined to be a VIE under a reconsideration event and we have been determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet in June 2012. We recognized additional income of $5.2 million in 2012 as a result of this transaction. The weighted average investment balance outstanding and weighted average yield were $1.1 billion and 9.8%, respectively, for 2012 compared to $809.1 million and 7.9%, respectively, for 2011. As of December 31, 2012, the debt and preferred equity investments had a weighted average term to maturity of approximately 2.2 years.
Other Income
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
The increase in operating expenses at the Same-Store Properties was primarily due to higher real estate taxes ($7.7 million), payroll costs ($2.3 million), ground rent ($4.9 million) and contract maintenance ($1.0 million). This was partially offset by lower utility costs ($5.3 million).
Loan Loss and Other Investment Reserves
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

Interest Expense, Net of Interest Income
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
Equity in Net Income From Unconsolidated Joint Ventures
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

Reconciliation of Same-Store Operating Income to Net Operating Income

We present Same-Store net operating income, or Same-Store NOI, because we believe that these measures provide investors with useful information regarding the operating performance of properties that are comparable for the periods presented. We determine Same-Store net operating income by subtracting Same-Store property operating expenses and ground rent from Same-Store rental revenues income and other income. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. None of these measures is an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

For properties owned since January 1, 2012 and still owned and operated at December 31, 2013, Same-Store NOI is determined as follows (in millions):

	2013	2012
Rental revenues	$1,140.8	$1,119.0
Other income	6.1	10.8
Total revenues	1,146.9	1,129.8
Property operating expenses	487.7	472.3
Operating income	659.2	657.5
Less: Non-building revenue	2.2	3.2
Same-Store NOI	$657.0	$654.3

Same-Store NOI increased by $ 2.7 million, or 0.4%, from $654.3 million for the year ended December 31, 2012 to $657.0 million for the year ended December 31, 2013.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

For properties owned since January 1, 2011 and still owned and operated at December 31, 2012, Same-Store NOI is determined as follows (in millions):

	2012	2011
Rental revenues	$966.5	$964.3
Other income	10.8	8.6
Total revenues	977.3	972.9
Property operating expenses	409.8	398.7
Operating income	567.5	574.2
Less: Non-building revenue	3.2	1.7
Same-Store NOI	$564.3	$572.5

Same-Store NOI decreased by $8.2 million, or 1.4%, from $572.5 million for the year ended December 31, 2011 to $564.3 million for the year ended December 31, 2012.

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

(5)	Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments; and

(6)
Proceeds from common or preferred equity or debt offerings by the Company, the Operating Partnership (including issuances of units of limited partnership interest in the Operating Partnership and Trust preferred securities) or ROP.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our debt and preferred equity investment program will continue to serve as a source of operating cash flow.
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2013 are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Property mortgages and other loans	$190,249	$276,849	$649,955	$1,147,792	$85,568	$2,419,165	$4,769,578
MRA facility	91,000	—	—	—	—	—	91,000
Corporate obligations	75,898	7	255,308	575,701	650,000	550,000	2,106,914
Joint venture debt-our share	398,312	45,332	604,510	930,338	28	173,944	2,152,464
Total	$755,459	$322,188	$1,509,773	$2,653,831	$735,596	$3,143,109	$9,119,956
As of December 31, 2013, we had approximately $238.7 million of consolidated cash on hand, inclusive of approximately $32.0 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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
Cash and cash equivalents were $206.7 million and $190.0 million at December 31, 2013 and 2012, respectively, representing an increase of $16.7 million. The increase was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2013	2012	Increase (Decrease)
Net cash provided by operating activities	$386,203	$346,753	$39,450
Net cash used in investing activities	$(628,435)	$(1,163,403)	$534,968
Net cash provided by financing activities	$258,940	$868,442	$(609,502)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2013, our office portfolio was 92.5% occupied. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2013, when compared to the year ended December 31, 2012, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(50,027)
Capital expenditures and capitalized interest	(48,423)
Escrow cash-capital improvements/acquisition deposits	62,408
Joint venture investments	64,900
Distributions from joint ventures	(85,156)
Proceeds from sales of real estate/partial interest in property	49,130
Debt and preferred equity and other investments	542,136
Decrease in net cash used by investing activities	$534,968
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $148.1 million for the year ended December 31, 2012 to $196.6 million for the year ended December 31, 2013. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and new leasing activity.
We generally fund our investment activity through property-level financing, our 2012 credit facility, MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sale of real estate and from time to time, the Company issues common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2013, when compared to the year ended December 31, 2012, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(560,475)
Repayments under our debt obligations	164,184
Noncontrolling interests, contributions in excess of distributions	(11,257)
Other financing activities	(49,720)
Proceeds from issuance of common and preferred stock	(132,545)
Redemption of preferred stock	7,480
Dividends and distributions paid	(27,169)
Decrease in net cash provided in financing activities	$(609,502)

Capitalization
As of December 31, 2013, SL Green had 94,993,284 shares of common stock, 2,902,317 common units of limited partnership interest in the Operating Partnership held by persons other than the Company, 9,200,000 shares of SL Green's 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $49.6 million.
In November 2013, the Company completed an offering of 2,600,000 shares of its common stock, par value $0.01 per share, at a price of $95.94 per share. The Company received net proceeds of approximately $248.9 million after deducting offering expenses. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 2,600,000 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes.
In June 2013, the Company redeemed the remaining 7,700,000 outstanding shares, or $192.5 million, of its 7.625% Series C Cumulative Redeemable Preferred Stock, or the Series C Preferred Stock, at a redemption price of $25.00 per share plus $0.3495 in accumulated and unpaid dividends on such Preferred Stock through June 21, 2013.  We recognized approximately $12.2 million of costs to redeem the remaining Series C Preferred Stock. Simultaneously with the redemption, the Operating Partnership redeemed an equal number of its Series C Preferred Units from the Company at a redemption price paid by the Company to the Series C preferred stockholders.
At-the-Market Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the year ended December 31, 2013, the Company sold 462,276 shares of SL Green's common stock through the ATM Program for aggregate gross proceeds of approximately $42.5 million ($41.8 million of net proceeds after related expenses). The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 462,276 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes. As of December 31, 2013, $2.8 million remained available for issuance of common stock under the ATM Program.
Dividend Reinvestment and Stock Purchase Plan
In March 2012, we filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. We registered 3,500,000 shares of SL Green's common stock under the DRIP. The DRIP commenced on September 24, 2001.
During the years ended December 31, 2013 and 2012, we issued approximately 761 and 1,300,000 shares of SL Green's common stock and received approximately $66,600 and $99.6 million of net proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of the stockholders. Subject to adjustments upon certain corporate transactions or events, up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan.  As of December 31, 2013, 4,200,000 fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15.0 million up to approximately $75.0 million of LTIP Units in the Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25.0 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, our aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units vested December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder is scheduled to vest on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $4.5 million, $10.7 million and $9.3 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to the 2010 Long-Term Compensation Plan.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.
The cost of the 2011 Outperformance Plan (approximately $26.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $8.0 million, $5.5 million and $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to the 2011 Outperformance Plan.
Deferred Compensation Plan for Directors
Under our Non-Employee Directors' Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green's common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director’s account as additional phantom stock units.

During the year ended December 31, 2013, approximately 7,622 phantom stock units were earned. As of December 31, 2013, there were approximately 73,524 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2013, approximately 73,635 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At December 31, 2013, borrowings under our mortgages and other loans payable, our 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 49.4% of our combined market capitalization of approximately $18.4 billion (based on a common stock price of $92.38 per share, the closing price of SL Green's common stock on the NYSE on December 31, 2013). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2013 and 2012, respectively (amounts in thousands).

	December 31,
Debt Summary:	2013	2012
Balance
Fixed rate	$5,561,749	$4,884,354
Variable rate—hedged	38,211	38,371
Total fixed rate	5,599,960	4,922,725
Variable rate	774,301	1,150,762
Variable rate—supporting variable rate assets	545,647	446,933
Total variable rate	1,319,948	1,597,695
Total	$6,919,908	$6,520,420
Percent of Total Debt:
Total fixed rate	80.9%	75.5%
Variable rate	19.1%	24.5%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	5.33%	5.78%
Variable rate	2.39%	2.89%
Effective interest rate	4.81%	5.08%
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.17% and 0.21% at December 31, 2013 and 2012, respectively). Our consolidated debt at December 31, 2013 had a weighted average term to maturity of approximately 5.91 years.

Certain of our debt and preferred equity investments, with a face amount of approximately $545.6 million at December 31, 2013, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of December 31, 2013, our total mortgage debt (excluding our share of joint venture mortgage debt of approximately $2.1 billion) consisted of approximately $4.1 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of approximately 5.28% and approximately $0.7 billion of variable rate debt with an effective weighted average interest rate of approximately 3.22%.
Corporate Indebtedness
2012 Credit Facility
In November 2012, we entered into a $1.6 billion credit facility, or the 2012 credit facility, which refinanced, extended and upsized the previous 2011 revolving credit facility. The 2012 credit facility consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $400.0 million term loan, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our exiting lenders and other financial institutions. The term loan facility matures on March 30, 2018.
At December 31, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. At December 31, 2013, the effective interest rate was 1.62% for the revolving credit facility and 2.00% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2013, the facility fee was 30 basis points. At December 31, 2013, we had approximately $74.6 million of outstanding letters of credit, $220.0 million drawn under the revolving credit facility and $400.0 million outstanding under the term loan facility, with total undrawn capacity of approximately $0.9 billion under the 2012 credit facility.
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
Master Repurchase Agreement
In December 2013, we entered into a new MRA with a maximum facility capacity of $300.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. This new MRA, which bears interest ranging from 250 and 325 basis points over one-month LIBOR depending on the pledged collateral, replaced the previous $175.0 million MRA facility, which bore interest based on one-month LIBOR plus 300 basis points basis points through September 2013 and 350 basis points through November 2013. At December 31, 2013, we had approximately $91.0 million outstanding under this facility.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2013 and 2012, respectively, by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2013 Unpaid Principal Balance	December 31, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004(2)(3)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)(3)	255,308	255,206	255,165	6.00%	6.00%	10	March 31, 2016
October 12, 2010(4)	345,000	297,837	287,373	3.00%	3.00%	7	October 15, 2017
August 5, 2011(5)	250,000	249,681	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(6)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(7)	10,701	10,701	16,893	3.00%	3.00%	20	March 30, 2027
	$1,386,914	$1,339,330	$1,334,956
_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
On December 27, 2012, we repurchased $42.4 million of aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

(4)
In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of the SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.7153 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of December 31, 2013, approximately $47.2 million remained to be amortized into the debt balance.

(5)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(6)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the year ended December 31, 2012, we repurchased $650,000 of these bonds at par.

(7)
In March 2007, the Operating Partnership issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in equity and was fully amortized into the debt balance as of March 31, 2012. During the year ended December 31, 2013, we repurchased $6.2 million of aggregate principal amount of exchangeable notes at approximately at par.

Junior Subordinate Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million of Trust Preferred Securities, which are reflected on the consolidated balance sheet as Junior Subordinate Deferrable Interest Debentures. The $100.0 million of junior subordinate deferrable interest debentures have a 30-year term ending July 2035. They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the interest rate will float at three month LIBOR plus 1.25%. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium.
Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2013 and 2012, we were in compliance with all such covenants.
Market Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2013 would increase our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $7.5 million and would increase our share of joint venture annual interest cost by approximately $8.5 million.
We recognize most derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If a derivative is considered a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
Approximately $5.6 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and variable rate joint venture debt as of December 31, 2013 was based on a spread of LIBOR plus 90 basis points to LIBOR plus 950 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, our 2012 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2013 are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Property mortgages and other loans	$190,249	$276,849	$649,955	$1,147,792	$85,568	$2,419,165	$4,769,578
Revolving credit facility	—	—	—	220,000	—	—	220,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Term loan and senior unsecured notes	75,898	7	255,308	355,701	650,000	450,000	1,786,914
Capital lease	2,292	2,363	2,531	2,652	2,652	353,826	366,316
Ground leases	35,356	35,511	35,943	36,176	36,176	1,409,808	1,588,970
Estimated interest expense	322,888	305,496	285,844	213,986	169,517	602,302	1,900,033
Joint venture debt	398,312	45,332	604,510	930,338	28	173,944	2,152,464
Total	$1,024,995	$665,558	$1,834,091	$2,906,645	$943,941	$5,509,045	$12,884,275
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
Capital Expenditures

We estimate that for the year ending December 31, 2014, we expect to incur approximately $159.2 million of recurring capital expenditures and $95.5 million of development expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $206.1 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.00 per share, we would pay approximately $190.1 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the accompanying consolidated statements of income, was approximately $3.5 million, $4.0 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We also recorded expenses of approximately $19.5 million, $17.9 million and $16.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).
Marketing Services
A-List Marketing, LLC, or A-List, provides marketing services to us. Ms. Deena Wolff, a sister of Mr. Marc Holliday, our CEO, is the owner of A-List. We recorded approximately $293,636, $155,500 and $140,300 for the years ended December 31, 2013, 2012 and 2011, respectively.
Leases
Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of approximately $441,093, $384,900 and $420,300 for the years ended December 31, 2013, 2012 and 2011, respectively.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of December 31, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2014. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.

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

•
Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Belmont has a terrorism coverage limit of $850.0 million in a layer in excess of $100.0 million. In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under TRIPRA. In order to partially mitigate the risk of a non-renewal of TRIPRA, we have taken several proactive steps. First, we have commitments from the carriers on the first portfolio to extend the primary $100.0 million one year beyond the current expiration of TRIPRA to December 31, 2015. Second, Belmont wrote additional terrorism limits through December 31, 2014, which provide Belmont an option to convert its reinsurance policies into up to $300.0 million of direct third-party terrorism insurance, excess of $100.0 million, for a one year term expiring December 31, 2015.

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

•
Flood: For the period commencing December 31, 2013, Belmont insures a portion of the high hazard flood deductible on the New York City portfolio. Belmont insurance reduces the average deductible from $1.3 million to $1.0 million.

•
Employment Practices Liability: As of September 16, 2013, Belmont insures a retention of $150,000 per occurrence in excess of $100,000 on a $10 million per occurrence and $10 million annual aggregate employment practices liability policy.

•
Errors and Omissions (Professional Liability): As of October 19, 2013, Belmont insures a retention of $225,000 per occurrence in excess of $25,000 on a $10.0 million per occurrence and $10.0 million annual aggregate employment practices liability policy.

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

FFO for the years ended December 31, 2013, 2012 and 2011, are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income attributable to SL Green common stockholders	$101,330	$155,984	$617,232
Add:
Depreciation and amortization	337,692	325,737	271,306
Discontinued operations depreciation adjustments	3,212	6,373	6,715
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	51,266	35,593	31,179
Net income attributable to noncontrolling interests	13,652	11,188	29,712
Depreciable real estate reserves	2,150	—	5,789
Less:
Gain on sale of discontinued operations	14,900	6,627	46,085
Equity in net gain on sale of joint venture property/ interest	3,601	37,053	2,918
Purchase price fair value adjustment	(2,305)	—	498,195
Depreciation and amortization on non-rental real estate assets	1,509	940	922
Funds from Operations	$491,597	$490,255	$413,813
Cash flows provided by operating activities	$386,203	$346,753	$307,118
Cash flows used in investing activities	$(628,435)	$(1,163,403)	$(733,855)
Cash flows provided by financing activities	$258,940	$868,442	$232,099

Inflation
Substantially all of our office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters' wage. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York metropolitan real estate market in particular;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions and developments, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the Company's ability to comply with financial covenants in our debt instruments;

•	our ability to maintain its status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the continuing threat of terrorist attacks, in particular in the New York Metropolitan area and on our tenants;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and,

•
legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.

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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2013 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments(1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2014	$257,456	5.24%	$99,691	2.18%	$294,083	9.90%
2015	268,257	5.19	8,599	2.39	203,826	13.40
2016	580,390	5.11	324,873	3.28	651,074	10.80
2017	1,503,158	5.04	220,335	4.30	111,877	14.70
2018	344,119	5.19	391,450	5.00	20,553	13.20
Thereafter	2,694,164	4.97	275,000	5.82	23,426	9.30
Total	$5,647,544	5.10%	$1,319,948	3.31%	$1,304,839	11.27%
Fair Value	$5,886,980		$1,327,422
______________________________________________________________________

(1)	Our debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion at December 31, 2013.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2013 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2014	$126,994	5.32%	$271,317	3.10%
2015	4,298	5.26	41,035	3.18
2016	397,826	5.08	206,684	3.61
2017	664,580	4.70	265,758	4.04
2018	—	6.86	28	3.74
Thereafter	87,592	7.50	86,352	3.94
Total	$1,281,290	5.77%	$871,174	3.36%
Fair Value	$1,223,187		$863,091
The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2013 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	LIBOR	$263,426	6.000%	November 2013	November 2015	9
Interest Rate Cap	Mortgage	LIBOR	137,500	4.000%	October 2013	September 2015	7
Interest Rate Swap	Credit facility	LIBOR	30,000	2.295%	July 2010	June 2016	(1,293)
Interest Rate Swap	Mortgage	LIBOR	8,500	0.740%	February 2012	February 2015	(45)
Total Consolidated Hedges							$(1,322)
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps had no value at December 31, 2013. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented in aggregate an asset and obligation of approximately $6.8 million and $17.2 million, respectively, at December 31, 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SL Green Realty Corp.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SL Green Realty Corp.
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014, expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 25, 2014

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,032,526	$2,886,099
Building and improvements	7,884,663	7,389,766
Building leasehold and improvements	1,366,281	1,346,748
Properties under capital lease	50,310	40,340
	12,333,780	11,662,953
Less: accumulated depreciation	(1,646,240)	(1,393,323)
	10,687,540	10,269,630
Assets held for sale	—	4,901
Cash and cash equivalents	206,692	189,984
Restricted cash	142,051	136,071
Investment in marketable securities	32,049	21,429
Tenant and other receivables, net of allowance of $17,325 and $14,341 in 2013 and 2012, respectively	60,393	55,855
Related party receivables	8,530	7,531
Deferred rents receivable, net of allowance of $30,333 and $29,580 in 2013 and 2012, respectively	386,508	340,747
Debt and preferred equity investments, net of discounts and deferred origination fees of $18,593 and $22,341 in 2013 and 2012, and allowance of $1,000 and $7,000 in 2013 and 2012, respectively	1,304,839	1,348,434
Investments in unconsolidated joint ventures	1,113,218	1,032,243
Deferred costs, net	267,058	261,145
Other assets	750,123	718,326
Total assets	$14,959,001	$14,386,296
Liabilities
Mortgages and other loans payable	$4,860,578	$4,615,464
Revolving credit facility	220,000	70,000
Term loan and senior unsecured notes	1,739,330	1,734,956
Accrued interest payable and other liabilities	114,622	81,080
Accounts payable and accrued expenses	145,889	159,598
Deferred revenue	263,261	312,995
Capitalized lease obligations	47,671	37,518
Deferred land leases payable	22,185	20,897
Dividend and distributions payable	52,255	37,839
Security deposits	61,308	46,253
Liabilities related to assets held for sale	—	136
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,627,099	7,216,736
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	265,476	212,907
Series G Preferred Units, $25.00 liquidation preference, 1,902 issued and outstanding at both December 31, 2013 and 2012	47,550	47,550
Series H Preferred Units, $25.00 liquidation preference, 80 issued and outstanding at both December 31, 2013 and 2012	2,000	2,000
Equity
SL Green stockholders' equity:
Series C Preferred Stock, $0.01 par value, $25.00 liquidation preference, 7,700 issued and outstanding at December 31, 2012	—	180,340
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at December 31, 2013 and 2012, respectively	221,932	221,965
Common stock, $0.01 par value, 160,000 shares authorized and 98,563 and 94,896 issued and outstanding at December 31, 2013 and 2012, respectively (including 3,570 and 3,646 shares held in Treasury at December 31, 2013 and 2012, respectively)	986	950
Additional paid-in-capital	5,015,904	4,667,900

Treasury stock at cost	(317,356)	(322,858)
Accumulated other comprehensive loss	(15,211)	(29,587)
Retained earnings	1,619,150	1,701,092
Total SL Green stockholders' equity	6,525,405	6,419,802
Noncontrolling interests in other partnerships	491,471	487,301
Total equity	7,016,876	6,907,103
Total liabilities and equity	$14,959,001	$14,386,296
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Rental revenue, net	$1,080,684	$1,062,682	$947,479
Escalation and reimbursement	169,529	165,156	143,544
Investment income	193,843	119,155	120,418
Other income	25,021	35,736	35,418
Total revenues	1,469,077	1,382,729	1,246,859
Expenses
Operating expenses (including $18,728 (2013), $17,274 (2012) and $15,041 (2011) of related party expenses)	293,514	292,392	257,938
Real estate taxes	218,832	209,337	173,154
Ground rent	39,926	37,866	32,919
Interest expense, net of interest income	330,215	329,897	285,248
Amortization of deferred financing costs	16,695	19,450	14,108
Depreciation and amortization	337,692	325,737	271,306
Loan loss and other investment reserves, net of recoveries	—	564	6,722
Transaction related costs, net of recoveries	3,987	5,625	5,561
Marketing, general and administrative	86,192	82,840	80,103
Total expenses	1,327,053	1,303,708	1,127,059
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, (loss) gain on sale of investment in marketable securities, depreciable real estate reserves and (loss) gain on early extinguishment of debt	142,024	79,021	119,800
Equity in net income from unconsolidated joint ventures	9,921	76,418	1,583
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	3,601	37,053	2,918
Purchase price fair value adjustment	(2,305)	—	498,195
(Loss) gain on sale of investment in marketable securities	(65)	4,940	4,866
Depreciable real estate reserves	—	—	(5,789)
(Loss) gain on early extinguishment of debt	(18,518)	(6,978)	904
Income from continuing operations	134,658	190,454	622,477
Net income from discontinued operations	1,725	12,619	8,560
Gain on sale of discontinued operations	14,900	6,627	46,085
Net income	151,283	209,700	677,122
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(3,023)	(5,597)	(14,629)
Noncontrolling interests in other partnerships	(10,629)	(5,591)	(15,083)
Preferred units distribution	(2,260)	(2,107)	—
Net income attributable to SL Green	135,371	196,405	647,410
Preferred stock redemption costs	(12,160)	(10,010)	—
Perpetual preferred stock dividends	(21,881)	(30,411)	(30,178)
Net income attributable to SL Green common stockholders	$101,330	$155,984	$617,232
Amounts attributable to SL Green common stockholders:
Income from continuing operations	$83,927	$101,638	$74,341
Purchase price fair value adjustment	(2,239)	—	486,660
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	3,496	35,769	2,850
Net income from discontinued operations	1,675	12,180	8,363
Gain on sale of discontinued operations	14,471	6,397	45,018
Net income	$101,330	$155,984	$617,232

Basic earnings per share:
Income from continuing operations before gains on sale and discontinued operations	$0.89	$1.14	$6.70
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.04	0.40	0.03
Net income from discontinued operations	0.02	0.14	0.10
Gain on sale of discontinued operations	0.15	0.07	0.54
Net income attributable to SL Green common stockholders	$1.10	$1.75	$7.37
Diluted earnings per share:
Income from continuing operations before gains on sale and discontinued operations	$0.88	$1.13	$6.67
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.04	0.40	0.03
Net income from discontinued operations	0.02	0.14	0.10
Gain on sale of discontinued operations	0.16	0.07	0.53
Net income attributable to SL Green common stockholders	$1.10	$1.74	$7.33
Basic weighted average common shares outstanding	92,269	89,319	83,762
Diluted weighted average common shares and common share equivalents outstanding	95,266	92,873	86,244
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$151,283	$209,700	$677,122

Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SL Green's share of joint venture net unrealized gain (loss) on derivative instruments	13,490	2,127	(3,346)
Change in unrealized gain (loss) on marketable securities	1,497	(3,657)	(2,731)
Other comprehensive income (loss)	14,987	(1,530)	(6,077)

Comprehensive income	166,270	208,170	671,045

Net income attributable to noncontrolling interests	(15,912)	(13,295)	(29,712)
Other comprehensive (income) loss attributable to noncontrolling interests	(611)	388	291

Comprehensive income attributable to SL Green	$149,747	$195,263	$641,624

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

				Common Stock
	SL Green Realty Corp. Stockholders
	Series C Preferred Stock	Series D Preferred Stock	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2010	$274,022	$96,321	$—	78,307	$817	$3,660,842	$(303,222)	$(22,659)	$1,172,963	$518,460	$5,397,544
Net income									647,410	15,083	662,493
Other comprehensive income:								(5,786)			(5,786)
Preferred dividends									(30,178)		(30,178)
Redemption of units and DRIP proceeds				13		898					898
Reallocation of noncontrolling interest in the operating partnership									(39,040)		(39,040)
Deferred compensation plan and stock award, net				262	3	696	(5,486)				(4,787)
Amortization of deferred compensation plan						33,252					33,252
Proceeds from issuance of common stock				6,957	70	531,236					531,306
Proceeds from stock options exercised				244	2	10,035					10,037
Consolidation of joint venture interest										87,798	87,798
Cash distributions to noncontrolling interests										(143,579)	(143,579)
Cash distribution declared ($0.55 per common share, none of which represented a return of capital for federal income tax purposes)									(46,649)		(46,649)
Balance at December 31, 2011	274,022	96,321	—	85,783	892	4,236,959	(308,708)	(28,445)	1,704,506	477,762	6,453,309
Net income									196,405	5,591	201,996
Other comprehensive income								(1,142)			(1,142)
Preferred dividends									(30,411)		(30,411)
DRIP proceeds				1,305	13	99,557					99,570
Conversion of units of the Operating Partnership to common stock				1,096	11	87,502					87,513
Redemption of preferred stock	(93,682)	(96,321)							(10,010)		(200,013)
Reallocation of noncontrolling interest in the operating partnership									(61,238)		(61,238)
Deferred compensation plan and stock award, net				43	3	719	(14,150)				(13,428)
Amortization of deferred compensation plan						28,742					28,742
Net proceeds from preferred stock offering			221,965								221,965
Proceeds from issuance of common stock				2,640	27	201,252					201,279
Proceeds from stock options exercised				383	4	13,169					13,173
Consolidation of joint venture interest										25,894	25,894
Cash distributions to noncontrolling interests										(21,946)	(21,946)

Cash distribution declared ($1.08 per common share, none of which represented a return of capital for federal income tax purposes)									(98,160)		(98,160)
Balance at December 31, 2012	180,340	—	221,965	91,250	950	4,667,900	(322,858)	(29,587)	1,701,092	487,301	6,907,103
Net income									135,371	10,629	146,000
Other comprehensive income								14,376			14,376
Preferred dividends									(21,881)		(21,881)
DRIP proceeds						67					67
Conversion of units of the Operating Partnership to common stock				239	2	17,285					17,287
Redemption of preferred stock	(180,340)								(12,160)		(192,500)
Preferred stock issuance costs			(33)								(33)
Reallocation of noncontrolling interest in the Operating Partnership									(45,618)		(45,618)
Deferred compensation plan and stock award, net				135	2	752	(588)				166
Amortization of deferred compensation plan						26,329					26,329
Issuance of common stock				3,062	30	290,669					290,699
Proceeds from stock options exercised				224	2	12,902					12,904
Sale of treasury stock				83			6,090		1,030		7,120
Contribution to consolidated joint venture interest										8,164	8,164
Cash distributions to noncontrolling interests										(14,623)	(14,623)
Cash distribution declared ($1.49 per common share, none of which represented a return of capital for federal income tax purposes)									(138,684)		(138,684)
Balance at December 31, 2013	$—	$—	$221,932	94,993	$986	$5,015,904	$(317,356)	$(15,211)	$1,619,150	$491,471	$7,016,876
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$151,283	$209,700	$677,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357,599	351,539	292,311
Equity in net income from unconsolidated joint ventures	(9,921)	(76,418)	(1,583)
Distributions of cumulative earnings from unconsolidated joint ventures	34,997	91,145	11,185
Equity in net gain on sale of interest in unconsolidated joint venture interest/ real estate	(3,601)	(37,053)	(2,918)
Purchase price fair value adjustment	2,305	—	(498,195)
Depreciable real estate reserves	2,150	—	5,789
Gain on sale of discontinued operations	(14,900)	(6,627)	(46,085)
Gain on sale of debt securities	—	—	(19,840)
Loan loss and other investment reserves, net of recoveries	—	564	6,722
Gain on sale of investments in marketable securities	—	(4,940)	(4,866)
Loss (gain) on early extinguishment of debt	10,963	6,978	(904)
Deferred rents receivable	(56,739)	(66,079)	(87,230)
Other non-cash adjustments	(37,843)	(18,868)	523
Changes in operating assets and liabilities:
Restricted cash—operations	2,037	(13,812)	(681)
Tenant and other receivables	(7,570)	(10,998)	(4,720)
Related party receivables	(917)	(3,529)	2,461
Deferred lease costs	(52,228)	(48,368)	(38,412)
Other assets	2,904	(35,932)	4,029
Accounts payable, accrued expenses and other liabilities	(1,473)	9,389	10,704
Deferred revenue and land leases payable	7,157	62	1,706
Net cash provided by operating activities	386,203	346,753	307,118
Investing Activities
Acquisitions of real estate property	(594,595)	(544,568)	(446,756)
Additions to land, buildings and improvements	(196,571)	(148,148)	(159,100)
Escrowed cash—capital improvements/acquisition deposits	(7,672)	(70,080)	29,281
Investments in unconsolidated joint ventures	(150,274)	(215,174)	(109,920)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	42,720	127,876	112,359
Net proceeds from disposition of real estate/joint venture interest	227,615	178,485	160,548
Proceeds from sale of marketable securities	2,370	11,070	40,248
Purchases of marketable securities	(11,493)	(6,660)	(28,570)
Other investments	(43,163)	(36,750)	537
Debt and preferred equity and other investments, net of repayments/participations	102,628	(459,454)	(332,482)
Net cash used in investing activities	(628,435)	(1,163,403)	(733,855)

Financing Activities
Proceeds from mortgages and other loans payable	1,257,172	1,230,167	826,000
Repayments of mortgages and other loans payable	(1,085,220)	(688,065)	(765,378)
Proceeds from revolving credit facility and senior unsecured notes	1,164,000	1,751,480	1,901,068
Repayments of revolving credit facility and senior unsecured notes	(1,020,215)	(1,581,554)	(2,043,144)
Proceeds from stock options exercised and DRIP issuance	12,971	112,743	10,211
Net proceeds from sale of common stock	290,699	201,279	516,168
Net proceeds from sale of preferred stock	—	221,965	—
Redemption of preferred stock	(192,533)	(200,013)	—
Sale or purchase of treasury stock	7,120	(14,150)	(5,486)
Distributions to noncontrolling interests in other partnerships	(14,623)	(21,946)	(143,578)
Contributions from noncontrolling interests in other partnerships	8,164	25,894	—
Distributions to noncontrolling interests in the Operating Partnership	(4,146)	(3,296)	(727)
Dividends paid on common and preferred stock	(148,407)	(121,238)	(63,866)
Other obligations related to mortgage loan participations	—	5,000	35,850
Deferred loan costs and capitalized lease obligation	(16,042)	(49,824)	(35,019)
Net cash provided by financing activities	258,940	868,442	232,099
Net increase (decrease) in cash and cash equivalents	16,708	51,792	(194,638)
Cash and cash equivalents at beginning of year	189,984	138,192	332,830
Cash and cash equivalents at end of year	$206,692	$189,984	$138,192

Supplemental cash flow disclosures:
Interest paid	$325,903	$322,469	$277,109
Income taxes paid	$2,666	$17	$138

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$164	$722	$699
Issuance of units in the Operating Partnership	24,750	42,239	62,443
Redemption of units in the Operating Partnership	17,287	87,513	865
Derivative instruments at fair value	636	92	1,870
Assignment of debt investment to joint venture	—	25,362	286,571
Mortgage assigned to joint venture	—	—	30,000
Tenant improvements and capital expenditures payable	502	1,738	3,990
Fair value adjustment to noncontrolling interest in the Operating Partnership	45,618	61,238	39,040
Accrued acquisition liabilities	—	—	34,500
Assumption of mortgage loans	84,642	—	943,767
Consolidation of real estate investments and other adjustments	90,934	—	1,156,929
Consolidation of real estate investments—noncontrolling interest in other partnerships	—	—	87,264
Repayment of mezzanine loans	—	13,750	—
Redemption of Series E units	—	31,698	—
Repayment of financing receivable	—	28,195	—
Investment in joint venture	—	5,135	—
Capital leased asset	9,992	28,132	—
Deconsolidation of a subsidiary	—	104,107	—
Transfer to net assets held for sale	—	4,901	—
Transfer to liabilities related to net assets held for sale	—	136	—
Issuance of preferred units	—	47,550	—
In December 2013, 2012 and 2011, the Company declared quarterly distributions per share of $0.50, $0.33 and $0.25, respectively. These distributions were paid in January 2014, 2013 and 2012, respectively.
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Report of Independent Registered Public Accounting Firm
The Partners of SL Green Operating Partnership, L.P.
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the "Operating Partnership") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014, expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 25, 2014

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,032,526	$2,886,099
Building and improvements	7,884,663	7,389,766
Building leasehold and improvements	1,366,281	1,346,748
Properties under capital lease	50,310	40,340
	12,333,780	11,662,953
Less: accumulated depreciation	(1,646,240)	(1,393,323)
	10,687,540	10,269,630
Assets held for sale	—	4,901
Cash and cash equivalents	206,692	189,984
Restricted cash	142,051	136,071
Investment in marketable securities	32,049	21,429
Tenant and other receivables, net of allowance of $17,325 and $14,341 in 2013 and 2012, respectively	60,393	55,855
Related party receivables	8,530	7,531
Deferred rents receivable, net of allowance of $30,333 and $29,580 in 2013 and 2012, respectively	386,508	340,747
Debt and preferred equity investments, net of discounts and deferred origination fees of $18,593 and $22,341 in 2013 and 2012, and allowance of $1,000 and $7,000 in 2013 and 2012, respectively	1,304,839	1,348,434
Investments in unconsolidated joint ventures	1,113,218	1,032,243
Deferred costs, net	267,058	261,145
Other assets	750,123	718,326
Total assets	$14,959,001	$14,386,296
Liabilities
Mortgages and other loans payable	$4,860,578	$4,615,464
Revolving credit facility	220,000	70,000
Term loan and senior unsecured notes	1,739,330	1,734,956
Accrued interest payable and other liabilities	114,622	81,080
Accounts payable and accrued expenses	145,889	159,598
Deferred revenue	263,261	312,995
Capitalized lease obligations	47,671	37,518
Deferred land leases payable	22,185	20,897
Dividend and distributions payable	52,255	37,839
Security deposits	61,308	46,253
Liabilities related to assets held for sale	—	136
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,627,099	7,216,736
Commitments and contingencies	—	—
Series G Preferred Units, $25.00 liquidation preference, 1,902 issued and outstanding at both December 31, 2013 and 2012	47,550	47,550
Series H Preferred Units, $25.00 liquidation preference, 80 issued and outstanding at both December 31, 2013 and 2012	2,000	2,000
Capital
SLGOP partners' capital:
Series C Preferred Units, $25.00 liquidation preference, 7,700 issued and outstanding at December 31, 2012	—	180,340
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2013 and 2012	221,932	221,965
SL Green partners' capital (979 and 940 general partner common units and 94,014 and 90,310 limited partner common units outstanding at December 31, 2013 and 2012, respectively)	6,506,747	6,189,529
Limited partner interests in SLGOP (2,902 and 2,760 limited partner common units outstanding at December 31, 2013 and 2012, respectively	77,864	71,524
Accumulated other comprehensive loss	(15,662)	(30,649)

Total SLGOP partners' capital	6,790,881	6,632,709
Noncontrolling interests in other partnerships	491,471	487,301
Total capital	7,282,352	7,120,010
Total liabilities and capital	$14,959,001	$14,386,296

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(in thousands except per unit amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues
Rental revenue, net	$1,080,684	$1,062,682	$947,479
Escalation and reimbursement	169,529	165,156	143,544
Investment income	193,843	119,155	120,418
Other income	25,021	35,736	35,418
Total revenues	1,469,077	1,382,729	1,246,859
Expenses
Operating expenses (including $18,728 (2013), $17,274 (2012) and $15,041 (2011) of related party expenses)	293,514	292,392	257,938
Real estate taxes	218,832	209,337	173,154
Ground rent	39,926	37,866	32,919
Interest expense, net of interest income	330,215	329,897	285,248
Amortization of deferred financing costs	16,695	19,450	14,108
Depreciation and amortization	337,692	325,737	271,306
Loan loss and other investment reserves, net of recoveries	—	564	6,722
Transaction related costs, net of recoveries	3,987	5,625	5,561
Marketing, general and administrative	86,192	82,840	80,103
Total expenses	1,327,053	1,303,708	1,127,059
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, (loss) gain on sale of investment in marketable securities, depreciable real estate reserves and (loss) gain on early extinguishment of debt	142,024	79,021	119,800
Equity in net income from unconsolidated joint ventures	9,921	76,418	1,583
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	3,601	37,053	2,918
Purchase price fair value adjustment	(2,305)	—	498,195
(Loss) gain on sale of investment in marketable securities	(65)	4,940	4,866
Depreciable real estate reserves	—	—	(5,789)
(Loss) gain on early extinguishment of debt	(18,518)	(6,978)	904
Income from continuing operations	134,658	190,454	622,477
Net income from discontinued operations	1,725	12,619	8,560
Gain on sale of discontinued operations	14,900	6,627	46,085
Net income	151,283	209,700	677,122
Net income attributable to noncontrolling interests in other partnerships	(10,629)	(5,591)	(15,083)
Preferred unit distributions	(2,260)	(2,107)	—
Net income attributable to SLGOP	138,394	202,002	662,039
Preferred unit redemption costs	(12,160)	(10,010)	—
Perpetual preferred unit distributions	(21,881)	(30,411)	(30,178)
Net income attributable to SLGOP common unitholders	$104,353	$161,581	$631,861
Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$86,432	$105,282	$76,103
Purchase price fair value adjustment	(2,305)	—	498,195
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	3,601	37,053	2,918
Net income from discontinued operations	1,725	12,619	8,560
Gain on sale of discontinued operations	14,900	6,627	46,085
Net income	$104,353	$161,581	$631,861
Basic earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.89	$1.14	$6.70
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.04	0.40	0.03
Net income from discontinued operations	0.02	0.14	0.10
Gain on sale of discontinued operations	0.15	0.07	0.54

Net income attributable to SLGOP common unitholders	$1.10	$1.75	$7.37
Diluted earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.88	$1.13	$6.67
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.04	0.40	0.03
Net income from discontinued operations	0.02	0.14	0.10
Gain on sale of discontinued operations	0.16	0.07	0.53
Net income attributable to SLGOP common unitholders	$1.10	$1.74	$7.33
Basic weighted average common units outstanding	95,004	92,526	85,747
Diluted weighted average common units and common unit equivalents outstanding	95,266	92,873	86,244
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$151,283	$209,700	$677,122

Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SLGOP's share of joint venture net unrealized gain (loss) on derivative instruments	13,490	2,127	(3,346)
Change in unrealized gain (loss) on marketable securities	1,497	(3,657)	(2,731)
Other comprehensive income (loss)	14,987	(1,530)	(6,077)

Comprehensive income	166,270	208,170	671,045

Net income attributable to noncontrolling interests	(10,629)	(5,591)	(15,083)

Comprehensive income attributable to SLGOP	$155,641	$202,579	$655,962

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
				General Partner		Limited Partners
	Series C Preferred Units	Series D Preferred Units	Series I Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2010	$274,022	$96,321	$—	78,307	$4,573,565	1,249	$42,556	$(23,042)	$518,460	$5,481,882
Net income	22,300	7,878			617,232		14,629		15,083	677,122
Other comprehensive loss								(6,077)		(6,077)
Preferred distributions	(22,300)	(7,878)								(30,178)
Issuance of common units						1,530	60,443			60,443
Redemption of units and DRIP proceeds				13	898	(12)	(866)			32
Deferred compensation plan and stock award, net				262	(4,787)	(2)				(4,787)
Amortization of deferred compensation plan					33,252					33,252
Consolidation of real estate investments							(1,001)		87,798	86,797
Contributions—net proceeds from common stock offering				6,957	531,306					531,306
Contributions—proceeds from stock options exercised				244	10,037					10,037
Distributions to noncontrolling interests									(143,579)	(143,579)
Cash distribution declared ($0.55 per common unit, none of which represented a return of capital for federal income tax purposes)					(46,647)		(1,264)			(47,911)
Balance at December 31, 2011	274,022	96,321	—	85,783	5,714,856	2,765	114,497	(29,119)	477,762	6,648,339
Net income	20,290	4,266	5,855		165,994		5,597		5,591	207,593
Other comprehensive loss								(1,530)		(1,530)
Preferred distributions	(20,290)	(4,266)	(5,855)							(30,411)
Issuance of common units						801	42,239			42,239
DRIP proceeds				1,305	99,570					99,570
Redemption of units				1,096	87,513	(1,096)	(87,513)			—
Redemption of preferred units	(93,682)	(96,321)			(10,010)					(200,013)
Deferred compensation plan and stock award, net				43	(13,428)	290				(13,428)
Amortization of deferred compensation plan					28,742					28,742
Consolidation of real estate investments									25,894	25,894
Contributions—net proceeds from preferred stock offering			221,965							221,965
Contributions—net proceeds from common stock offering				2,640	201,279					201,279
Contributions—proceeds from stock options exercised				383	13,173					13,173
Distributions to noncontrolling interests									(21,946)	(21,946)

Cash distribution declared ($1.08 per common unit, none of which represented a return of capital for federal income tax purposes)					(98,160)		(3,296)			(101,456)
Balance at December 31, 2012	180,340	—	221,965	91,250	6,189,529	2,760	71,524	(30,649)	487,301	7,120,010
Net income	6,932		14,949		113,490		3,023		10,629	149,023
Other comprehensive income								14,987		14,987
Preferred distributions	(6,932)		(14,949)							(21,881)
Issuance of common units						381	24,750			24,750
DRIP proceeds				—	67					67
Redemption of units				239	17,287	(239)	(17,287)			—
Redemption of preferred units	(180,340)				(12,160)					(192,500)
Preferred units issuance costs			(33)							(33)
Deferred compensation plan and stock award, net				135	166					166
Amortization of deferred compensation plan					26,329					26,329
Contribution to consolidated joint venture interest									8,164	8,164
Contributions—net proceeds from common stock offering				3,062	290,699					290,699
Contributions-treasury shares				83	7,120					7,120
Contributions—proceeds from stock options exercised				224	12,904					12,904
Distributions to noncontrolling interests									(14,623)	(14,623)
Cash distribution declared ($1.49 per common unit, none of which represented a return of capital for federal income tax purposes)					(138,684)		(4,146)			(142,830)
Balance at December 31, 2013	$—	$—	$221,932	94,993	$6,506,747	2,902	$77,864	$(15,662)	$491,471	$7,282,352

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$151,283	$209,700	$677,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357,599	351,539	292,311
Equity in net income from unconsolidated joint ventures	(9,921)	(76,418)	(1,583)
Distributions of cumulative earnings from unconsolidated joint ventures	34,997	91,145	11,185
Equity in net gain on sale of interest in unconsolidated joint venture interest/ real estate	(3,601)	(37,053)	(2,918)
Purchase price fair value adjustment	2,305	—	(498,195)
Depreciable real estate reserves	2,150	—	5,789
Gain on sale of discontinued operations	(14,900)	(6,627)	(46,085)
Gain on sale of debt securities	—	—	(19,840)
Loan loss and other investment reserves, net of recoveries	—	564	6,722
Gain on sale of investments in marketable securities	—	(4,940)	(4,866)
Loss (gain) on early extinguishment of debt	10,963	6,978	(904)
Deferred rents receivable	(56,739)	(66,079)	(87,230)
Other non-cash adjustments	(37,843)	(18,868)	523
Changes in operating assets and liabilities:
Restricted cash—operations	2,037	(13,812)	(681)
Tenant and other receivables	(7,570)	(10,998)	(4,720)
Related party receivables	(917)	(3,529)	2,461
Deferred lease costs	(52,228)	(48,368)	(38,412)
Other assets	2,904	(35,932)	4,029
Accounts payable, accrued expenses and other liabilities	(1,473)	9,389	10,704
Deferred revenue and land leases payable	7,157	62	1,706
Net cash provided by operating activities	386,203	346,753	307,118
Investing Activities
Acquisitions of real estate property	(594,595)	(544,568)	(446,756)
Additions to land, buildings and improvements	(196,571)	(148,148)	(159,100)
Escrowed cash—capital improvements/acquisition deposits	(7,672)	(70,080)	29,281
Investments in unconsolidated joint ventures	(150,274)	(215,174)	(109,920)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	42,720	127,876	112,359
Net proceeds from disposition of real estate/joint venture interest	227,615	178,485	160,548
Proceeds from sale of marketable securities	2,370	11,070	40,248
Purchases of marketable securities	(11,493)	(6,660)	(28,570)
Other investments	(43,163)	(36,750)	537
Debt and preferred equity and other investments, net of repayments/participations	102,628	(459,454)	(332,482)
Net cash used in investing activities	(628,435)	(1,163,403)	(733,855)
Financing Activities
Proceeds from mortgages and other loans payable	1,257,172	1,230,167	826,000
Repayments of mortgages and other loans payable	(1,085,220)	(688,065)	(765,378)
Proceeds from revolving credit facility and senior unsecured notes	1,164,000	1,751,480	1,901,068
Repayments of revolving credit facility and senior unsecured notes	(1,020,215)	(1,581,554)	(2,043,144)
Contributions of proceeds from stock options exercised and DRIP issuance	12,971	112,743	10,211
Contributions of net proceeds from sale of common stock	290,699	201,279	516,168
Contributions of net proceeds from sale of preferred stock	—	221,965	—
Redemption of preferred units	(192,533)	(200,013)	—
Sale or purchase of treasury stock	7,120	(14,150)	(5,486)
Distributions to noncontrolling interests in other partnerships	(14,623)	(21,946)	(143,578)

Contributions from noncontrolling interests in other partnerships	8,164	25,894	—
Distributions paid on common and preferred units	(152,553)	(124,534)	(64,593)
Other obligations related to mortgage loan participations	—	5,000	35,850
Deferred loan costs and capitalized lease obligation	(16,042)	(49,824)	(35,019)
Net cash provided by financing activities	258,940	868,442	232,099
Net increase (decrease) in cash and cash equivalents	16,708	51,792	(194,638)
Cash and cash equivalents at beginning of year	189,984	138,192	332,830
Cash and cash equivalents at end of year	$206,692	$189,984	$138,192

Supplemental cash flow disclosures:
Interest paid	$325,903	$322,469	$277,109
Income taxes paid	$2,666	$17	$138

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$164	$722	$699
Issuance of units in the Operating Partnership	24,750	42,239	62,443
Redemption of units in the Operating Partnership	17,287	87,513	865
Derivative instruments at fair value	636	92	1,870
Assignment of debt investment to joint venture	—	25,362	286,571
Mortgage assigned to joint venture	—	—	30,000
Tenant improvements and capital expenditures payable	502	1,738	3,990
Accrued acquisition liabilities	—	—	34,500
Assumption of mortgage loans	84,642	—	943,767
Consolidation of real estate investments and other adjustments	90,934	—	1,156,929
Consolidation of real estate investments—noncontrolling interest in other partnerships	—	—	87,264
Repayment of mezzanine loans	—	13,750	—
Redemption of Series E units	—	31,698	—
Repayment of financing receivable	—	28,195	—
Investment in joint venture	—	5,135	—
Capital leased asset	9,992	28,132	—
Deconsolidation of a subsidiary	—	104,107	—
Transfer to net assets held for sale	—	4,901	—
Transfer to liabilities related to net assets held for sale	—	136	—
Issuance of preferred units	—	47,550	—
In December 2013, 2012 and 2011, SLGOP declared quarterly distributions per common unit of $0.50, $0.33 and $0.25, respectively. These distributions were paid in January 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2013
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
Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2013, noncontrolling investors held, in the aggregate, a 2.96% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.
As of December 31, 2013, we owned the following interests in commercial office buildings in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban properties:

Location	Ownership	Number of Buildings	Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Manhattan	Consolidated properties	23	17,306,045	94.5%
	Unconsolidated properties	9	5,934,434	96.6%

Suburban	Consolidated properties	26	4,087,400	79.8%
	Unconsolidated properties	4	1,222,100	87.2%
		62	28,549,979	92.5%
______________________________________________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.
As of December 31, 2013, we also owned investments in 16 retail properties encompassing approximately 875,800 square feet (unaudited), 20 development buildings encompassing approximately 3,230,800 square feet (unaudited), four residential buildings encompassing 801 units (approximately 719,900 square feet (unaudited)) and two land interests encompassing approximately 961,400 square feet (unaudited). The Company also has ownership interests in 28 west coast office properties encompassing 52  buildings totaling 3,654,300 square feet (unaudited). In addition, we manage two office buildings owned by third parties and affiliated companies encompassing approximately 626,400 square feet (unaudited). As of December 31, 2013, we also held debt and preferred equity investments with a book value of $1.3 billion.
Partnership Agreement
In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, we allocate all distributions and profits and losses in proportion to the percentage of ownership interests of the respective partners. As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to minimize any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement, each limited partner has the right to redeem units of limited partnership interests for cash, or if we so elect, shares of SL Green's common stock on a one-for-one basis.
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
We consolidate a variable interest entity, or VIE, in which we are considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets for the years ended December 31, 2013 and 2012 are approximately $605.9 million and $607.4 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets for the years ended December 31, 2013 and 2012 are approximately $370.9 million and $379.6 million, respectively, related to our consolidated VIEs.
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
A property to be disposed of is reported at the lower of its carrying value or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations. See Note 4, "Property Dispositions."
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
Depreciation expense (including amortization of the capital lease asset) amounted to approximately $309.4 million, $301.0 million and $249.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our consolidated properties were impaired at December 31, 2013.
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. In June 2013, we recorded a $2.2 million impairment charge in connection with the sale of 300 Main Street in Stamford, Connecticut.
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
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense acquisition-related transaction costs as incurred, which are included in transaction related costs on our consolidated statements of income.
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
We recognized an increase of approximately $13.5 million, $10.4 million and $19.6 million in rental revenue for the years ended December 31, 2013, 2012 and 2011, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. The increase in rental revenue for the year ended December 31, 2013 is net of approximately $6.8 million resulting from the write-off of above-market and in-place balances associated with a former tenant. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $5.3 million, $1.8 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Identified intangible assets (included in other assets):
Gross amount	$746,704	$725,861
Accumulated amortization	(343,339)	(263,107)
Net	$403,365	$462,754
Identified intangible liabilities (included in deferred revenue):
Gross amount	$671,380	$651,921
Accumulated amortization	(429,138)	(357,225)
Net	$242,242	$294,696
The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2014	$(1,984)
2015	(2,464)
2016	(4,632)
2017	(3,758)
2018	(4,763)
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2014	$14,938
2015	10,387
2016	6,878
2017	5,482
2018	3,978
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Fair Value Measurements
Refer to Note 17, "Fair Value Measurements," in the accompanying notes to consolidated financial statements.
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
The cost of bonds and marketable securities sold was determined using the specific identification method.
At December 31, 2013 and 2012, we held the following marketable securities (in thousands):

	December 31,
	2013	2012
Equity marketable securities	$4,307	$2,202
Commercial mortgage-backed securities	24,419	15,575
Rake bonds	3,323	3,652
Total marketable securities available-for-sale	$32,049	$21,429

Our equity marketable securities represent our investment in Gramercy Capital Corp., which was renamed Gramercy Property Trust Inc. (NYSE: GPT), or Gramercy, in April 2013. Marc Holliday, our chief executive officer, remains a board member of Gramercy. As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.
The cost basis of the commercial mortgage-backed securities was $23.0 million and $13.7 million at December 31, 2013 and 2012, respectively.
The cost basis of the rake bonds was $3.6 million and $3.7 million at December 31, 2013 and 2012, respectively. These bonds mature at various times through 2030.
There were no sales of any of our marketable securities during the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, we disposed of some of our shares in Gramercy for aggregate net proceeds of $6.8 million and $6.2 million and realized gains of $4.9 million and $4.5 million, respectively, which are included in gain on sale of investment in marketable securities on the consolidated statements of income. During the year ended December 31, 2011, we sold $22.5 million of rake bonds and realized a gain of $0.4 million, which are also included in gain on sale of investment in marketable securities on the consolidated statements of income.
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $218.4 million which we guarantee at two joint ventures and performance guarantees under master leases at two other joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. During the year ended December 31, 2011, we recorded a $5.8 million impairment charge on one of our equity investments, which we sold in July 2012. These charges are included in depreciable real estate reserves in the consolidated statements of income. See Note 6, "Investments in Unconsolidated Joint Ventures." We do not believe that the values of any of our equity investments were impaired at December 31, 2013.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. Approximately $12.4 million, $11.0 million and $9.6 million of their compensation for the years ended December 31, 2013, 2012 and 2011, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
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
Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, we record amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, we record amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the consolidated balance sheet is net of such allowance.
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
Income recognition is generally suspended for debt and preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write off of the reserve balance is called a charge off. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no additional loan reserves recorded during the year ended December 31, 2013. We recorded loan loss reserves of $3.0 million and $10.9 million on investments being held to maturity during the years ended December 31, 2012 and 2011, respectively. We also recorded recoveries of approximately $2.4 million and $4.4 million during the years ended December 31, 2012 and 2011, respectively, in connection with the sale of our investments. This is included in loan loss and other investment reserves, net of recoveries on the consolidated statements of income.
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
Rent Expense
Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land lease payable on the consolidated balance sheets.
Income Taxes
SL Green is taxed as a REIT under Section 856(c) of the Code. As a REIT, SL Green generally is not subject to Federal income tax. To maintain its qualification as a REIT, SL Green must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If SL Green fails to qualify as a REIT in any taxable year, we will be subject to Federal income tax on SL Green's taxable income at regular corporate rates. SL Green may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on SL Green's undistributed taxable income.
The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. The only provision for income taxes included in the consolidated statements of income relates to the Operating Partnership’s consolidated taxable REIT subsidiaries. We may also be subject to certain state, local and franchise taxes.
Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may elect in the future, to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS. In general, a TRS may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRS generates income, resulting in Federal and state income tax liability for these entities.
During the year ended December 31, 2013, we recorded Federal, state and local tax provision of $4.4 million. There were no Federal, state and local tax provisions for the years ended December 31, 2012 and 2011.
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
Stock-Based Employee Compensation Plans
We have a stock-based employee compensation plan, described more fully in Note 14, "Share-based Compensation."
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
For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date the compensation committee of SL Green's board of directors authorizes the award, adopts any relevant performance measures and communicates the award to the employees. For programs with performance measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date estimated using a binomial model. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of the Company's common stock, at the current quoted market price, from certain key employee to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.
Awards can also be made in the form of a separate series of units of limited partnership interest in the Operating Partnership called long-term incentive plan units, or LTIP units. LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, are valued by reference to the value of the Company's common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee of the Company's board of directors may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge, interest rate risk. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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
Earnings per Share of the Company
We present both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. Diluted EPS also includes units of limited partnership interest. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior debentures as the conversion premium will be paid in cash.
Earnings per Unit of the Operating Partnership
The Operating Partnership presents both basic and diluted earnings per unit, or EPU.  Basic EPU excludes dilution and is computed by dividing net income attributable to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common units. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount. The dilutive effect of unit options is reflected in the weighted average diluted outstanding units calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior notes as the conversion premium will be paid in cash.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in the New York Metropolitan area. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island. Westchester County, Connecticut, Northern New Jersey and the west coast. The tenants located in our buildings operate in various industries. Other than three tenants who account for approximately 7.5%, 6.6% and 6.1% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 2.2% of our annualized cash rent, including our share of joint venture annualized rent, at December 31, 2013. Approximately 10.6%, 7.8%, 7.7% and 6.4% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the year ended December 31, 2013. Approximately 10.2%, 8.0%, 7.1% and 6.2% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the year ended December 31, 2012. Approximately 10.3%, 8.3%, 7.2%, and 6.5% of our annualized rent for consolidated properties was attributable to 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the year ended December 31, 2011. In addition, three debt and preferred equity investments accounted for more than 10.0% of the income earned on debt and preferred equity investments during 2013. As of December 31, 2013, approximately 73.9% of our workforce is covered by three collective bargaining agreements. Approximately 77.3% of our workforce which services substantially all of our properties is covered by a collective bargaining agreement which expires in 2015. See Note 20, "Benefits Plans."
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations, to reclassify deferred origination fees from deferred income to debt and preferred equity investments and to reclassify contingent liabilities relating to operating escalation reimbursements from tenant and other receivables, net of allowance to accrued interest and other liabilities.
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
In December 2011, the FASB issued guidance that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity must apply the accounting guidance for sales of real estate to determine whether it should derecognize the in-substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the debt. The guidance was effective for calendar year-end public and nonpublic companies in 2013 and is to be applied on a prospective basis. Early adoption of the guidance is permitted. Adoption of this guidance did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income, or AOCI. The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance was effective for calendar year-end public companies beginning in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.
3. Property Acquisitions
2013 Acquisitions
In November 2013, we acquired a 492,987 square foot (unaudited) mixed-use residential and commercial property, consisting of 333 apartment units and 270,132 square foot (unaudited) of commercial space, located at 315 West 33rd Street for $386.8 million.
In November 2013, we acquired the aggregate 66,692 square foot (unaudited) assemblage of retail development properties located on Fifth Avenue for $146.0 million.
In April 2013, we acquired interests from our joint venture partner, City Investment Fund, or CIF, in 16 Court Street in Brooklyn for $4.0 million. We have consolidated the ownership of the 318,000 square foot (unaudited) building. The transaction valued the consolidated interest at $96.2 million, inclusive of the $84.6 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $(2.3) million upon the closing of this transaction. This property, which we initially acquired in July 2007, was previously accounted for as an investment in unconsolidated joint ventures.
In March 2013, we, along with Magnum Real Estate Group, acquired 84 residential apartment units, consisting of 72 apartment units and 12 townhouses, located at 248-252 Bedford Avenue, Williamsburg, Brooklyn for $54.9 million. Simultaneous with the closing, the joint venture closed on a five-year $22.0 million mortgage loan which carries a floating rate of interest of 225 basis points over LIBOR. The property is above a commercial property already owned by us. We hold a 90.0% controlling interest in this joint venture.
The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2013 acquisitions (in thousands):

	315 West 33 Street(1)	Assemblage of Retail Development Properties on Fifth Avenue(1)	16 Court	248-252 Bedford Avenue
Land	$116,033	$43,800	$19,217	$10,865
Building and building leasehold	270,742	102,200	63,210	44,035
Above market lease value	—	—	5,122	—
Acquired in-place leases	—	—	9,422	—
Other assets, net of other liabilities	—	—	3,380	—
Assets acquired	386,775	146,000	100,351	54,900
Mark-to-market assumed debt	—	—	294	—
Below market lease value	—	—	3,885	—
Liabilities assumed	—	—	4,179	—
Purchase price allocation	$386,775	$146,000	$96,172	$54,900
Net consideration funded by us at closing, excluding consideration financed by debt	$386,775	$146,000	$4,000	$21,782
Equity and/or debt investment held	$—	$—	$13,835	$—
Debt assumed	$—	$—	$84,642	$—
______________________________________________________________________

(1)	We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place leases.
2012 Acquisitions
In December 2012, we acquired the aggregate 42,000 square foot (unaudited) vacant retail buildings located at 985-987 Third Avenue for $18.0 million.
In December 2012, we acquired a 68,000 square foot (unaudited) mixed-use retail, office and residential building located at 131-137 Spring Street for $122.3 million.
In October 2012, we, along with Stonehenge Partners, acquired a 99-year leasehold position covering an 82,250 square foot (unaudited), 96 unit residential building located at 1080 Amsterdam Avenue, which we are developing into a luxury residential building.
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
In October 2011, we formed a joint venture with Stonehenge Partners and, in January 2012, we acquired five retail and two multifamily properties in Manhattan for $193.1 million, inclusive of the issuance of $47.6 million aggregate liquidation preference of 4.5% Series G Preferred Units of limited partnership interest of the Operating Partnership. Simultaneous with the closing, we financed the multifamily component, which encompasses 385 units and 488,000 square feet (unaudited), with an aggregate 12 years $100.0 million fixed rate mortgage which bears interest at 4.1% and one of the retail properties financed with a 5-year $8.5 million fixed rate mortgage which bears interest at 3.8%. We hold an 80.0% interest in this joint venture which we consolidate as it is a VIE and we have been designated as the primary beneficiary. In February 2013, we sold one of the retail properties, which is further described in Note 4, "Property Dispositions."

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2012 acquisitions (in thousands):

	985-987 Third Avenue	131-137 Spring Street	635-641 Sixth Avenue	304 Park Avenue South	Stonehenge Properties
Land	$5,400	$27,021	$69,848	$54,189	$65,533
Building and building leasehold	12,600	105,342	104,474	75,619	128,457
Above market lease value	—	179	—	2,824	594
Acquired in-place leases	—	7,046	7,727	8,265	9,573
Other assets, net of other liabilities	—	—	—	—	2,190
Assets acquired	18,000	139,588	182,049	140,897	206,347
Fair value adjustment to mortgage note payable	—	—	—	—	—
Below market lease value	—	17,288	9,049	5,897	13,239
Liabilities assumed	—	17,288	9,049	5,897	13,239
Purchase price allocation	$18,000	$122,300	$173,000	$135,000	$193,108
Net consideration funded by us at closing, excluding consideration financed by debt	$18,000	$122,300	$173,000	$135,000	$78,121
Equity and/or debt investment held	$—	$—	$—	$—	$—
Debt assumed	$—	$—	$—	$—	$—
2011 Acquisitions
In November 2011, we acquired all of the interests in 51 East 42nd Street, a 142,000 square foot (unaudited) office building for approximately $80.0 million, inclusive of the issuance of $2.0 million, aggregate liquidation preference of 6.0% Series H Preferred Units of limited partnership interest of the Operating Partnership.
In November 2011 we, along with The Moinian Group, formed a joint venture to recapitalize 180 Maiden Lane, a fully-leased, 1.1 million square foot (unaudited) Class A office tower. The consideration for our 49.9% stake in the joint venture included $41.0 million in cash and common units of limited partnership interest of the Operating Partnership valued at $31.7 million. The transaction valued the property at $442.3 million. In connection with the issuance of these Operating Partnership units, we recorded an $8.3 million fair value adjustment due to changes in our stock price. Simultaneous with the closing of the recapitalization, the joint venture refinanced the existing $344.2 million indebtedness with a five-year $280.0 million mortgage. We consolidate this joint venture, which is a VIE in which we have been designated as the primary beneficiary, as a result of the control we exert over leasing activities at the property.
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
In April 2011, we purchased SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ's, 31.5% economic interest in 1515 Broadway, thereby consolidating full ownership of the 1,750,000 square foot (unaudited) building. The transaction valued the consolidated interests at $1.2 billion. This valuation was based on a negotiated sales agreement and took into consideration such factors as whether this was a distressed sale and whether a minority discount was warranted. We acquired the interest subject to the $458.8 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $475.1 million upon the closing of this transaction. This property, which we initially acquired in May 2002, was previously accounted for as an investment in unconsolidated joint ventures.
In January 2011, we purchased CIF's 49.9% interest in 521 Fifth Avenue, thereby assuming full ownership of the 460,000 square-foot (unaudited) building. The transaction valued the consolidated interests at approximately $245.7 million, excluding $4.5 million of cash and other assets acquired. We acquired the interest subject to the $140.0 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $13.8 million upon the closing of this transaction. In April 2011, we refinanced the property with a new $150.0 million two-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR. In connection with that refinancing, we acquired the fee interest in the property for $15.0 million.
The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2011 acquisitions (in thousands):

	51 East 42nd Street	180 Maiden Lane	110 East 42nd Street	1515 Broadway	521 Fifth Avenue
Land	$44,095	$191,523	$34,000	$462,700	$110,100
Building and building leasehold	33,470	233,230	46,411	707,938	146,686
Above market lease value	5,616	7,944	823	18,298	3,318
Acquired in-place leases	4,333	29,948	5,396	98,661	23,016
Other assets, net of other liabilities	—	—	—	27,127	—
Assets acquired	87,514	462,645	86,630	1,314,724	283,120
Fair value adjustment to mortgage note payable	—	—	—	(3,693)	—
Below market lease value	7,514	20,320	2,326	84,417	25,977
Liabilities assumed	7,514	20,320	2,326	80,724	25,977
Purchase price allocation	$80,000	$442,325	$84,304	$1,234,000	$257,143
Net consideration funded by us at closing, excluding consideration financed by debt	$81,632	$81,835	$2,744	$259,228	$70,000
Equity and/or debt investment held	$—	$—	$16,000	$40,942	$41,432
Debt assumed	$—	$—	$65,000	$458,767	$140,000
4. Property Dispositions
In September 2013, we sold the property located at 300 Main Street, Stamford, Connecticut for $13.5 million. We recorded a $2.2 million impairment charge in the second quarter of 2013.
In August 2013, we sold the property located at 333 West 34th, New York, New York for $220.3 million. We recognized a gain of $13.8 million on the sale, which is net of a $3.0 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale.
In February 2013, we, along with our joint venture partner, sold the retail property located at 44 West 55th Street, New York, New York for $6.3 million. We recognized a gain of $1.1 million on the sale.
In February 2012, we sold the leased fee interest at 292 Madison Avenue, New York, New York for $85.0 million. We recognized a gain of $6.6 million on the sale, which is net of a $1.5 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.
In May 2011, we sold a 359,000 square foot (unaudited) property located at 28 West 44th Street, New York, New York for $161 million. We recognized a gain of $46.1 million on the sale.
Discontinued operations included the results of operations of real estate assets sold prior to December 31, 2013. This included 300 Main Street, which was sold in September 2013, 333 West 34th Street, which was sold in August 2013, 44 West 55th Street, which was sold in February 2013, 292 Madison Avenue, which was sold in February 2012, and 28 West 44th Street, which was sold in May 2011.

The following table summarizes net income from discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands).

	Year Ended December 31,
	2013	2012	2011
Revenues
Rental revenue	$10,656	$18,651	$27,093
Escalation and reimbursement revenues	1,292	2,263	2,924
Other income	8	8,190	121
Total revenues	11,956	29,104	30,138
Operating expenses	3,643	6,646	7,424
Real estate taxes	765	1,224	2,334
Interest expense, net of interest income	461	2,082	4,922
Depreciable real estate reserves	2,150	—	—
Transaction related costs	—	160	1
Depreciation and amortization	3,212	6,373	6,715
Amortization of deferred financing costs	—	—	182
Total expenses	10,231	16,485	21,578
Net income from discontinued operations	$1,725	$12,619	$8,560
5. Debt and Preferred Equity Investments
During the years ended December 31, 2013 and 2012, our debt and preferred equity investments (net of discounts and deferred origination fees) increased approximately $601.3 million and $672.9 million, respectively, due to originations, purchases, accretion of reserves, discounts and paid-in-kind interest. We recorded repayments, participations and sales of approximately $644.9 million and $298.7 million, respectively, and loan loss reserves of zero and $3.0 million during the years ended December 31, 2013 and 2012, respectively, which offset the increases in debt and preferred equity investments.

Debt Investments
As of December 31, 2013 and 2012, we held the following debt investments with an aggregate weighted average current yield of approximately 11.47% at December 31, 2013 (in thousands):

Loan Type	December 31, 2013 Senior Financing	December 31, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees	December 31, 2012 Carrying Value, Net of Discounts and Deferred Origination Fees	Initial Maturity Date
Junior Participation	$398,500	$11,856	$—	March 2015
Mezzanine Loan	205,000	68,319	66,307	February 2016
Mortgage/Mezzanine Loan	166,710	44,742	44,013	May 2016
Mezzanine Loan	177,000	15,012	15,906	May 2016
Junior Participation	133,000	49,000	49,000	June 2016
Mezzanine Loan	165,000	71,312	70,967	November 2016
Mortgage/Mezzanine Loan(1)	1,109,000	80,983	115,804	March 2017
Mezzanine Loan(2)	521,750	20,954	—	June 2017
Other Loan	15,000	3,500	3,500	September 2021
Mezzanine Loan(3)	90,000	19,926	—	November 2023
Mortgage Loan(4)	—	—	218,068	—
Total fixed rate	$2,980,960	$385,604	$583,565
Junior Participation(5)	$80,932	$24,046	$—	February 2014
Junior Participation(6)	57,750	10,873	10,869	June 2014
Mortgage/Mezzanine Loan	330,000	131,724	131,231	July 2014
Mezzanine Loan	180,000	59,892	59,739	August 2014
Mezzanine Loan(7)	89,956	38,549	34,444	October 2014
Mortgage Loan	—	30,000	—	December 2014
Mezzanine Loan	110,000	49,110	—	September 2015
Mezzanine Loan(8)	92,711	27,662	55,336	December 2015
Mezzanine Loan	775,000	72,823	—	March 2016
Mezzanine Loan(9)	160,000	22,526	7,624	June 2016
Mezzanine Loan	87,300	25,590	34,761	July 2016
Mezzanine Loan(10)	163,500	25,725	—	November 2016
Mezzanine Loan(11)	33,289	11,798	—	December 2016
Mortgage/Mezzanine Loan	55,000	20,553	—	July 2018
Mortgage Loan	—	—	14,745	—
Mezzanine Loan	—	—	37,288	—
Mortgage/Mezzanine Loan	—	—	47,253	—
Total floating rate	$2,215,438	$550,871	$433,290
Total	5,196,398	936,475	1,016,855
Loan loss reserve(12)		(1,000)	(7,000)
		$935,475	$1,009,855
______________________________________________________________________

(1)
Interest is added to the principal balance for this accrual only loan. In January 2013, we sold 50% of the mezzanine loan for $57.8 million and recognized additional income of $12.9 million, which is included in investment income on the consolidated statements of income.

(2)
In October 2013, we entered into a loan participation agreement in the amount of $41.3 million on a $82.5 million mortgage. As a result of the transfer not meeting the conditions for sale accounting, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheet. In addition, as of December 31, 2013, we were committed to fund an additional $20.0 million in connection with this loan.

(3)
In November 2013, we entered into a loan participation agreement in the amount of $5.0 million on a $25.0 million mortgage. As a result of the transfer not meeting the conditions for sale accounting, the portion that was participated out has been recorded in other assets and other liabilities in the consolidated balance sheets.

(4)
In November 2012, we acquired this nonperforming loan with an original balance of $219.0 million subject to interest based on default rate. In connection with the repayment of the loan in May 2013, we recognized additional income of $6.4 million, which is included in investment income on our consolidated statements of income.

(5)	As of December 31, 2013, we were committed to fund an additional $0.9 million in connection with this loan.

(6)	In December 2013, the loan was extended to June 2014.

(7)	As of December 31, 2013, we were committed to fund an additional $11.2 million in connection with this loan.

(8)
We funded $56.3 million at origination. In June 2013, we sold 50% of our interest in the $85.0 million mezzanine loan. Additionally, in December 2013 we closed on an $8.5 million future funding upsize, bringing our total additional committed funding amount to $22.1 million at December 31, 2013.

(9)
As part of the refinancing of the related senior mortgage in June 2013, we originated a $30.0 million mezzanine loan and our previous investment in the amount of $15.0 million, including the $7.4 million participated interest, was repaid in full. Following the refinancing, we entered into a loan participation agreement in the amount of $7.4 million on a $30.0 million mortgage. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the consolidated balance sheets.

(10)	As of December 31, 2013, we were committed to fund an additional $11.4 million in connection with this loan.

(11)	As of December 31, 2013, we were committed to fund an additional $0.3 million in connection with this loan.

(12)
Loan loss reserves are specifically allocated to investments. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses.

Preferred Equity Investments
As of December 31, 2013 and 2012, we held the following preferred equity investments with an aggregate weighted average current yield of approximately 10.91% at December 31, 2013 (in thousands):

Type	December 31, 2013 Senior Financing	December 31, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees	December 31, 2012 Carrying Value, Net of Discounts and Deferred Origination Fees	Initial Mandatory Redemption
Preferred equity(1)	$525,000	$115,198	$99,768	July 2015
Preferred equity(1)(2)	55,747	25,896	18,925	April 2016
Preferred equity(1)	926,260	218,330	209,959	July 2016
Preferred equity	70,000	9,940	9,927	November 2017
	$1,577,007	$369,364	$338,579
______________________________________________________________________

(1)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(2)	As of December 31, 2013, the loan is fully funded.
The following table is a rollforward of our total loan loss reserves at December 31, 2013, 2012 and 2011 (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of year	$7,000	$50,175	$61,361
Expensed	—	3,000	10,875
Recoveries	—	(2,436)	(4,370)
Charge-offs and reclassifications	(6,000)	(43,739)	(17,691)
Balance at end of period	$1,000	$7,000	$50,175
At December 31, 2013, 2012 and 2011, all debt and preferred equity investments were performing in accordance with the terms of the loan agreements.
We have determined that we have one portfolio segment of financing receivables at December 31, 2013 and 2012 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $172.8 million and $121.3 million at December 31, 2013 and 2012, respectively. No financing receivables were 90 days past due at December 31, 2013.

The following table presents impaired loans, which may include non-accrual loans, as of December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
With an allowance recorded:
Commercial real estate	10,750	10,750	1,000	10,750	10,750	7,000
Total	$10,750	$10,750	$1,000	$10,750	$10,750	$7,000
The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the years ended December 31, 2013 and 2012, respectively (in thousands):

	Year Ended December 31,
	2013	2012
Average recorded investment in impaired loans	$10,881	$50,231
Investment income recognized	7,117	3,712
On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners, including SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, Blackstone Real Estate Partners VII, or Blackstone, Plaza Global Real Estate Partners LP, or Plaza, Angelo Gordon Real Estate Inc., or AG, as well as private investors. All the investments below are voting interest entities, except for 388 and 390 Greenwich Street, 650 Fifth Avenue, 33 Beekman, 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these five VIEs was $310.7 million and $117.7 million at December 31, 2013 and 2012, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2013 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquisition Date	Acquisition Price(1)
100 Park Avenue	Prudential	49.90%	49.90%	834	January 2000	$95,800
21 West 34th Street	Sutton	50.00%	50.00%	30	July 2005	22,400
1604-1610 Broadway(2)	Onyx	70.00%	70.00%	30	November 2005	4,400
717 Fifth Avenue(3)	Sutton/Private Investor	10.92%	10.92%	120	September 2006	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	December 2006	285,000
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	April 2007	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	April 2007	210,000
The Meadows	Onyx	50.00%	50.00%	582	September 2007	111,500
388 and 390 Greenwich Street(4)	SITQ	50.60%	50.60%	2,600	December 2007	1,575,000
180/182 Broadway(5)	Harel/Sutton	25.50%	25.50%	71	February 2008	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	May 2010	193,000
11 West 34th Street(6)	Private Investor/Sutton	30.00%	30.00%	17	December 2010	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	December 2010	4,000
3 Columbus Circle(7)	Moinian	48.90%	48.90%	769	January 2011	500,000
280 Park Avenue(8)	Vornado	50.00%	49.50%	1,237	March 2011	400,000
1552-1560 Broadway(9)	Sutton	50.00%	50.00%	49	August 2011	136,550
747 Madison Avenue(10)	Harel/Sutton	33.33%	33.33%	10	September 2011	66,250
724 Fifth Avenue	Sutton	50.00%	50.00%	65	January 2012	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	February 2012	252,500
33 Beekman(11)	Harel/Naftali	45.90%	45.90%	145	August 2012	31,000
West Coast office portfolio(12)	Blackstone	42.02%	43.74%	4,474	September 2012	880,103
521 Fifth Avenue(13)	Plaza	50.50%	50.50%	460	November 2012	315,000
21 East 66th Street(14)	Private Investors	32.28%	32.28%	17	December 2012	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	148	December 2012	45,000
Herald Center(15)	AG	40.00%	40.00%	365	January 2013	50,000
650 Fifth Avenue(16)	Sutton	50.00%	50.00%	32	November 2013	—
______________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture.

(2)	In March 2013, Sutton conveyed his interest in this property to us. In January 2014, our ground lease position was terminated.

(3)
In June 2012, this retail condominium was recapitalized. The recapitalization triggered a promote to our partner, which resulted in a reduction of our economic interest. In addition, we sold 50% of our remaining interest at a property valuation of $617.6 million. We recognized $67.9 million of additional cash income, equivalent to profit, due to the distribution of refinancing proceeds and a gain on sale of $3.0 million, which is net of a $1.0 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

(4)
The property is subject to a triple-net lease arrangement with a single tenant, which expires in 2020. In December 2013, the joint venture signed an agreement extending the lease through December 31, 2035. The agreement includes an option for the tenant to acquire the property for a specified price during the period from December 1, 2017 through December 31, 2020.

(5)	In June 2013, the joint venture completed its redevelopment project. In July 2013, the lease for Pace University, or Pace, its primary tenant, commenced.

(6)	The property is subject to a long-term net lease arrangement.

(7)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns a portion of the property, generally floors three through eight referred to as Y&R units. Because the joint venture has an option to repurchase the Y&R units, no gain was recognized on this sale.

(8)
In March 2011, we contributed our debt investment with a carrying value of $286.6 million to a newly formed joint venture in which we hold a 50% interest. We realized $38.7 million of additional income upon the contribution. This income is included in investment income in the consolidated statements of income. The joint venture paid us approximately $111.3 million and also assumed $30.0 million of related floating rate financing which matures in June 2016. In May 2011, this joint venture took control of the underlying property as part of a recapitalization transaction which valued the investment at approximately $1.1 billion.

(9)
In connection with this acquisition, the joint venture also acquired a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway. The purchase price relates only to the purchase of the 1552 Broadway interest which comprises 13,045 square feet. In 2012, we, along with Sutton, acquired the property at 155 West 46th Street, which is adjacent to 1552 and 1560 Broadway, and sold it to the fee owner of 1560 Broadway.

(10)
The joint venture owns 100% interest as tenant-in-common in 30 East 65th Street Corporation and the related proprietary lease of three cooperative apartment units in the building. In October 2013, the joint ventured acquired two additional cooperative apartment units in the building for $7.5 million.

(11)
The joint venture acquired the fee interest in the property and will develop an approximately 30 story building for student housing. Upon completion of the development, the joint venture will convey a long-term ground lease condominium interest in the building to Pace.

(12)
In September 2012, the Company, together with an affiliate of Blackstone, Gramercy and Square Mile Capital Management LLC, or Square Mile, formed a joint venture to recapitalize a 31-property, 4.5-million-square-foot West Coast office portfolio. The joint venture extended the $678.8 million mortgage secured by the portfolio for a term of 2 years with a 1-year extension option. In addition, the joint venture entered into a new $68.0 million mezzanine loan for a term of 2 years. Prior to the recapitalization in September 2012, the Company held $26.7 million in mezzanine and preferred equity positions in the entity that owned the portfolio. Following the recapitalization, Blackstone became the majority owner of the joint venture, with Equity Office Properties, a Blackstone affiliate, being responsible for the portfolio’s management and leasing. In February 2013, we acquired Gramercy’s 10.73% interest in the joint venture and simultaneously sold 20.78% of the newly acquired interest to Square Mile Capital Management LLC or Square Mile. During the year ended December 31, 2013, we acquired Square Mile’s 6.00% interest in the joint venture and the joint venture sold three of the properties for an aggregate of $224.3 million, on which we recognized a gain of approximately $2.1 million. The proceeds from the sale of these properties were used primarily to repay $194.5 million of the mortgage and $20.5 million of the mezzanine loan.

(13)
In November 2012, we sold our 49.5% partnership interest in 521 Fifth Avenue to Plaza Global Real Estate Partners for a gross valuation price of $315.0 million for this property. We recognized a gain of $19.4 million on the sale which is net of a $1.0 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale. We also refinanced the existing $150.0 million loan with a $170.0 million 7-year mortgage loan which bears interest at 220 basis points over LIBOR. Following the sale, we deconsolidated the entity effective November 30, 2012 and have accounted our investment under the equity method because of lack of control. During the year ended December 31, 2013, we recognized additional post closing costs of $2.8 million as an adjustment to the gain.

(14)	We hold a 32.28% interest in 3 retail and 2 residential units at the property and a 16.14% in 4 residential units at the property.

(15)
The joint venture owned a preferred equity interest in an entity that holds the interest in a mixed commercial use property located in Manhattan. The preferred equity bore interest at a rate of 8.75% per annum through its redemption date in December 2013.

(16)
The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue. In connection with the ground lease obligation, SLG provided a performance guaranty and Sutton executed a contribution agreement to reflect its pro rata obligation. In an event the property is converted into a condominium unit and the landlord elects the purchase option, the joint venture shall be obligated to acquire the unit at the then fair value. In November 2013, the joint venture signed an agreement to buy out the lease of retailer Juicy Couture for $51.0 million as part of its plan to redevelop and reposition the property. Under this agreement, the tenant shall terminate the lease no later than April 2014.

In December 2013, we sold our 50.0% partnership interest in the joint venture which holds 27-29 West 34th Street to Sutton at an implied gross valuation of $70.1 million, inclusive of the $52.8 million mortgage encumbering the property. We recognized a gain of $7.6 million on the sale of our investment which is net of a $1.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale. Simultaneously, we, along with Sutton, also formed a new joint venture and retained the air rights at this property.
In July 2012, we, along with our joint venture partner, sold One Court Square for $481.1 million, which included the assumption by the purchaser of $315.0 million of existing debt. We recognized a gain of $1.0 million on the sale of this property.
In April 2012, we, along with our joint venture partner, Jeff Sutton, sold the property located at 379 Broadway for $48.5 million, inclusive of the fee position which was acquired for $13.5 million. We recognized a gain of $6.5 million on the sale of this property.
In March 2012, we, along with our joint venture partner, Jeff Sutton, sold the property located at 141 Fifth Avenue for $46.0 million. We recognized a gain of $7.3 million on sale of this investment which is net of a $1.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.
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
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2013 and 2012, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	December 31, 2013	December 31, 2012
100 Park Avenue	September 2014	6.64%	$209,786	$212,287
7 Renaissance	December 2015	10.00%	1,276	856
11 West 34th Street	January 2016	4.82%	17,205	17,491
280 Park Avenue	June 2016	6.57%	706,886	710,000
21 West 34th Street	December 2016	5.76%	100,000	100,000
1745 Broadway	January 2017	5.68%	340,000	340,000
1 and 2 Jericho Plaza	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
388 and 390 Greenwich Street(2)	December 2017	3.20%	996,082	996,082
315 West 36th Street	December 2017	3.16%	25,000	25,000
717 Fifth Avenue(3)	July 2022	4.45%	300,000	300,000
21 East 66th Street(4)	April 2023	4.10%	12,000	12,000
717 Fifth Avenue(3)	July 2024	9.00%	304,000	294,509
1604-1610 Broadway(5)	—	5.66%	27,000	27,000
Total fixed rate debt			$3,223,895	$3,219,885
West Coast office portfolio(6)	September 2014	3.93%	526,290	745,025
747 Madison Avenue	October 2014	2.97%	33,125	33,125
180/182 Broadway(7)	December 2014	2.94%	89,893	71,524
The Meadows(8)	September 2015	7.75%	67,350	57,000
3 Columbus Circle(9)	April 2016	2.38%	239,233	247,253
1552 Broadway(10)	April 2016	3.48%	158,690	113,869
Other loan payable	June 2016	1.09%	30,000	30,000
724 Fifth Avenue	January 2017	2.54%	120,000	120,000
10 East 53rd Street	February 2017	2.69%	125,000	125,000
33 Beekman(11)	August 2017	2.94%	18,362	18,362
600 Lexington Avenue	October 2017	2.28%	120,616	124,384
388 and 390 Greenwich Street(2)	December 2017	1.34%	142,297	142,297
521 Fifth Avenue	November 2019	2.39%	170,000	170,000
21 East 66th Street	June 2033	2.88%	1,959	2,033
27-29 West 34th Street(12)			—	53,375
16 Court Street(13)			—	84,916
Total floating rate debt			$1,842,815	$2,138,163
Total joint venture mortgages and other loans payable			$5,066,710	$5,358,048
_________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2013, taking into account interest rate hedges in effect during the period.

(2)
These loans are comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $72.0 million of the mortgage and $70.3 million of the mezzanine loan which are floating.  Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us.  We believe it is unlikely that we will be required to perform under this guarantee.

(3)
In June 2012, the joint venture replaced the $245.0 million floating rate mortgage loan, which bore interest at 275 basis points over LIBOR and was due to mature in September 2012, with a $300.0 million fixed rate mortgage loan and $290.0 million mezzanine loan which is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	In April 2013, the loan was refinanced at par and its maturity was extended to April 2023.

(5)	This loan went into default in November 2009 due to the non-payment of debt service.

(6)	As a result of the sale of three of its properties, the joint venture paid down $194.5 million of its mortgage and $20.5 million of its mezzanine loan.

(7)	This loan has a committed amount of $90.0 million. In November 2013, this loan was extended by one-year, subject to principal amortization through the maturity date.

(8)
As a result of the refinancing and restructuring in August 2012, we replaced the previous mortgage with a $60.0 million, three-year mortgage, of which $3.0 million was unfunded as of December 31, 2012, and recognized additional income of $10.8 million due to the repayment of the previous mortgage at a discount. In December 2013, the joint venture upsized the original mortgage with a maximum amount of $60.0 million to $67.4 million. All other terms of the loan remained the same.

(9)
This loan has a committed amount of $260.0 million. The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement and our joint venture partner executed a contribution agreement to reflect its pro rata obligation under the master lease. The lien on the mortgage and the master lease excludes the condominium interest owned by Y&R. See Note 7 of prior table.

(10)
In April 2013, we refinanced the previous $119.6 million mortgage with a $200.0 million three-year loan construction financing facility comprised of a $170.0 million mortgage loan and a $30.0 million mezzanine loan. The facility has two one-year extension options. As of December 31, 2013, $37.6 million of the mortgage loan and $3.7 million of the mezzanine loan remained unfunded.

(11)
This loan has a committed amount of $75.0 million, which is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(12)	In May 2013, this loan was refinanced and its maturity was extended to May 2018. In December 2013, we sold our interest in the joint venture, inclusive of our share in the joint venture debt.

(13)	In April 2013, we acquired interests from our joint venture partner, CIF, and have consolidated the entity due to our controlling interest.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, West Coast portfolio and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $4.7 million, $7.9 million and $8.6 million from these services for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at December 31, 2013 and 2012, are as follows (in thousands):

	December 31,
	2013	2012
Assets
Commercial real estate property, net	$6,846,021	$6,910,991
Other assets	827,282	728,113
Total assets	$7,673,303	$7,639,104
Liabilities and members' equity
Mortgages and other loans payable	$5,066,710	$5,358,048
Other liabilities	596,960	406,929
Members' equity	2,009,633	1,874,127
Total liabilities and members' equity	$7,673,303	$7,639,104
Company's investments in unconsolidated joint ventures	$1,113,218	$1,032,243

The combined statements of income for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total revenues	$628,649	$511,157	$480,935
Operating expenses	114,633	80,722	71,830
Ground rent	2,863	2,975	3,683
Real estate taxes	71,755	53,613	51,511
Interest expense, net of interest income	225,765	221,476	210,489
Amortization of deferred financing costs	17,092	9,739	12,911
Transaction related costs	808	2,044	2,665
Depreciation and amortization	192,504	166,336	137,070
Total expenses	625,420	536,905	490,159
Gain on early extinguishment of debt	—	21,421	—
Net income (loss) before gain on sale	$3,229	$(4,327)	$(9,224)
Company's equity in net income from unconsolidated joint ventures	$9,921	$76,418	$1,583
Equity in net income from unconsolidated joint ventures for the year ended December 31, 2012 includes $67.9 million of additional income recognized in June 2012 as a result of the distribution of the recapitalization of 717 Fifth Avenue and $10.8 million of additional income recognized in August 2012 as a result of the repayment of the Meadows' previous mortgage at a discount, as further discussed in the prior tables.

7. Deferred Costs
Deferred costs at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred leasing	$326,379	$285,931
Deferred financing	157,088	152,596
	483,467	438,527
Less accumulated amortization	(216,409)	(177,382)
Deferred costs, net	$267,058	$261,145
8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at December 31, 2013 and 2012, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	December 31, 2013	December 31, 2012
609 Partners, LLC(2)	July 2014	5.00%	$23	$23
125 Park Avenue	October 2014	5.75%	146,250	146,250
711 Third Avenue	June 2015	4.99%	120,000	120,000
625 Madison Avenue	November 2015	7.27%	120,830	125,603
500 West Putnam	January 2016	5.52%	23,529	24,060
420 Lexington Avenue	September 2016	7.15%	182,641	184,992
Landmark Square	December 2016	4.00%	82,909	84,486
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
120 West 45th Street	February 2017	6.12%	170,000	170,000
762 Madison Avenue	February 2017	3.75%	8,211	8,371
2 Herald Square	April 2017	5.36%	191,250	191,250
885 Third Avenue	July 2017	6.26%	267,650	267,650
Other loan payable(3)	September 2019	8.00%	50,000	50,000
One Madison Avenue	May 2020	5.91%	587,336	607,678
100 Church	July 2022	4.68%	230,000	230,000
919 Third Avenue(4)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	70,000	70,000
400 East 58th Street	February 2024	4.13%	30,000	30,000
1515 Broadway(5)	March 2025	3.93%	900,000	—
300 Main Street(6)	—	—	—	11,500
220 East 42nd Street(7)	—	—	—	185,906
Total fixed rate debt			$4,130,629	$3,457,769
Master repurchase(8)	December 2014	3.28%	91,000	116,667
16 Court Street(9)	April 2016	3.22%	79,243	—
180 Maiden Lane(10)	November 2016	2.39%	262,706	271,215
248-252 Bedford Avenue	March 2018	2.44%	22,000	—
220 East 42nd Street(7)	October 2020	4.05%	275,000	—
1515 Broadway(5)	—	—	—	769,813
Total floating rate debt			$729,949	$1,157,695
Total mortgages and other loans payable			$4,860,578	$4,615,464
_________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2013, taking into account interest rate hedges in effect during the period.

(2)
As part of an acquisition, the Operating Partnership issued 63.9 million units of its 5.0% Series E preferred units, or the Series E units, with a liquidation preference of $1.00 per unit. As of December 31, 2013, 22,658 Series E units remaining outstanding.

(3)	This loan is secured by a portion of a preferred equity investment.

(4)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.

(5)
In April 2012, we refinanced the previous $447.2 million mortgage with a $775.0 million seven-year mortgage. In February 2013, we refinanced the previous $775.0 million mortgage with a new $900.0 million 12-year mortgage and realized a net loss on early extinguishment of debt of approximately $18.5 million, including a prepayment penalty of $7.6 million.

(6)	The property was sold in September 2013.

(7)	In October 2013, we closed on a $275.0 million seven-year mortgage. This new mortgage replaced the $185.9 million previous mortgage that was repaid in August 2013.

(8)
In December 2013, we entered into a new Master Repurchase Agreement, or MRA, with a maximum facility capacity of $300.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. This new MRA, which bears interest ranging from 250 and 325 basis points over one-month LIBOR depending on the pledged collateral, replaced the previous $175.0 million MRA facility, which bore interest based on one-month LIBOR plus 300 basis points basis points through September 2013 and 350 basis points through November 2013.

(9)
In April 2013, we acquired interests from our joint venture partner, CIF, and have consolidated the entity due to our controlling interest. In December 2013, we repaid $5.0 million of the principal balance and modified and extended the terms of the existing mortgage. The modified mortgage bears interest based on one-month LIBOR plus 350 basis points with a floor of 50 basis points.

(10)
In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata share of the obligation under the master lease.

At December 31, 2013 and 2012, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $8.0 billion and $7.6 billion, respectively.

9. Corporate Indebtedness
2012 Credit Facility
In November 2012, we entered into a $1.6 billion credit facility, or the 2012 credit facility, which refinanced, extended and upsized the previous 2011 revolving credit facility. The 2012 credit facility consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $400.0 million term loan, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions. The term loan facility matures on March 30, 2018.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. At December 31, 2013, the effective interest rate was 1.62% for the revolving credit facility and 2.00% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2013, the facility fee was 30 basis points. At December 31, 2013, we had approximately $74.6 million of outstanding letters of credit, $220.0 million drawn under the revolving credit facility and $400.0 million outstanding under the term loan facility, with total undrawn capacity of approximately $0.9 billion under the 2012 credit facility.
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
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2013 and 2012, respectively by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2013 Unpaid Principal Balance	December 31, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004(2)(3)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)(3)	255,308	255,206	255,165	6.00%	6.00%	10	March 31, 2016
October 12, 2010(4)	345,000	297,837	287,373	3.00%	3.00%	7	October 15, 2017
August 5, 2011(5)	250,000	249,681	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(6)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(7)	10,701	10,701	16,893	3.00%	3.00%	20	March 30, 2027
	$1,386,914	$1,339,330	$1,334,956
_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
On December 27, 2012, we repurchased $42.4 million of aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

(4)
In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.7153 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of December 31, 2013, approximately $47.2 million remained to be amortized into the debt balance.

(5)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(6)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the year ended December 31, 2012, we repurchased $650,000 of these bonds at par.

(7)
In March 2007, the Operating Partnership issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in equity and was fully amortized into the debt balance as of March 31, 2012. During the year ended December 31, 2013, we repurchased $6.2 million of aggregate principal amount of exchangeable notes at approximately at par.

Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2013 and 2012, we were in compliance with all such covenants.
Junior Subordinate Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating

Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015. Thereafter, the interest rate will float at three-month LIBOR plus 1.25%. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2013, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Tern Loan and Senior Unsecured Notes	Total	Joint Venture Debt
2014	$43,976	$237,273	$—	$—	$75,898	$357,147	$398,312
2015	47,312	229,537	—	—	7	276,856	45,332
2016	55,938	594,017	—	—	255,308	905,263	604,510
2017	61,213	1,086,579	220,000	—	355,701	1,723,493	930,338
2018	64,205	21,363	—	—	650,000	735,568	28
Thereafter	247,407	2,171,758	—	100,000	450,000	2,969,165	173,944
	$520,051	$4,340,527	$220,000	$100,000	$1,786,914	$6,967,492	$2,152,464
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest expense	$332,276	$331,516	$287,252
Interest income	(2,061)	(1,619)	(2,004)
Interest expense, net	$330,215	$329,897	$285,248
Interest capitalized	$11,475	$12,218	$5,123
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was approximately $3.5 million, $4.0 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. We also recorded expenses of approximately $19.5 million, $17.9 million and $16.1 million for the years ended December 31, 2013, 2012 and 2011 respectively, for these services (excluding services provided directly to tenants).
Marketing Services
A-List Marketing, LLC, or A-List, provides marketing services to us. Ms. Deena Wolff, a sister of Mr. Marc Holliday, our CEO, is the owner of A-List. We recorded approximately $293,636, $155,500 and $140,300 for the years ended December 31, 2013, 2012 and 2011 respectively, for these services.
Leases

Nancy Peck and Company leases 1,003 square feet (unaudited) of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of approximately $441,093, $384,900 and $420,300 for the years ended December 31, 2013, 2012 and 2011, respectively.
Other
Amounts due from/to related parties at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Due from joint ventures	$2,376	$511
Other	6,154	7,020
Related party receivables	$8,530	$7,531

Due to a joint venture (included in Accounts payable and accrued expenses)	$—	$(8,401)
11. Noncontrolling Interests on the Company's Consolidated Financial Statements
Noncontrolling interests represent the common and preferred units of limited partnership interest in the Operating Partnership not held by the Company as well as third party equity interests in our other consolidated subsidiaries. Noncontrolling interests in the Operating Partnership are shown in the mezzanine equity while the noncontrolling interests in our other consolidated subsidiaries are shown in the equity section of the Company’s consolidated financial statements.
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2013 and 2012, the noncontrolling interest unit holders owned 2.96% (2,902,317 units) and 2.94% (2,759,758 units) of the Operating Partnership, respectively. At December 31, 2013, 2,902,317 shares of SL Green's common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership (in thousands) as of December 31, 2013, and 2012:

	2013	2012
Balance at beginning of period	$212,907	$195,030
Distributions	(4,146)	(3,296)
Issuance of common units	24,750	42,239
Redemption of common units	(17,287)	(87,513)
Net income	3,023	5,597
Accumulated other comprehensive income (loss) allocation	611	(388)
Fair value adjustment	45,618	61,238
Balance at end of period	$265,476	$212,907
Preferred Units of Limited Partnership Interest in the Operating Partnership
The Operating Partnership has 1,902,000 4.5% Series G Preferred Units of limited partnership interest, or the Series G Preferred Units, with a liquidation preference of $25.00 per unit, which was issued in January 2012 as part of an acquisition. The Series G Preferred unitholders receive annual dividends of $1.125 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series G Preferred Units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $88.50.  The common units of limited partnership interest in the Operating Partnership may be redeemed in exchange for SL Green's common stock on a 1-to-1 basis.  The Series G Preferred Units also provide the holder with the right to require the Operating Partnership to repurchase the Series G Preferred Units for cash before January 31, 2022.
The Operating Partnership has 80,000 6.0% Series H Preferred Units of limited partnership interest, or the Series H Preferred Units, with a mandatory liquidation preference of $25.00 per unit, which was issued in November 2011 as part of an acquisition. The Series H Preferred unitholders receive annual dividends of $1.50 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series H Preferred Units can be redeemed at any time at par for cash at the Operating Partnership’s option or the option of the unitholder.
The Operating Partnership also has 22,658 units of its 5.00% Series E Preferred Units of limited partnership interest outstanding with a mandatory liquidation preference of $1.00 per unit which are included and further described in Note 8, “Mortgages and other loans payable.”
The Operating Partnership also has 60 units of its Series F Preferred Units outstanding with a mandatory liquidation preference of $1,000.00 per unit.
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2013, 94,993,284 shares of common stock and no shares of excess stock were issued and outstanding.
In November 2013, the Company completed an offering of 2,600,000 shares of its common stock, par value $0.01 per share, at a price of $95.94 per share. The Company received net proceeds of approximately $248.9 million, after deducting offering expenses. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 2,600,000 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes.
At-The-Market Equity Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the year ended December 31, 2013, the Company sold 462,276 shares of SL Green's common stock through the ATM Program for aggregate gross proceeds of approximately $42.5 million ($41.8 million of net proceeds after related expenses). The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 462,276 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes. As of December 31, 2013, $2.8 million remained available for issuance of common stock under the ATM Program.
Perpetual Preferred Stock
We have 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or the Series I Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series I Preferred stockholders receive annual dividends of $1.625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. We are entitled to redeem the Series I Preferred Stock at par for cash at our option on or after August 10, 2017. In August 2012, we received $221.9 million in net proceeds from the issuance of the Series I Preferred Stock, which were recorded net of underwriters' discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for 9,200,000 units of 6.50% Series I Cumulative Redeemable Preferred Units of limited partnership interest, or the Series I Preferred Units.
In June 2013, we redeemed the remaining 7,700,000 outstanding shares of our 7.625% Series C Cumulative Redeemable Preferred stock, or the Series C Preferred Stock at a redemption price of $25.00 per share plus $0.3495 in accumulated and unpaid dividends on such Preferred Stock through June 21, 2013. We recognized $12.2 million of costs to redeem the remaining Series C Preferred Stock. In September 2012, we had redeemed 4,000,000 shares of our 11,700,000 shares of Series C Preferred Stock, at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such Preferred Stock through September 24, 2012. We recognized $6.3 million of costs to redeem partially the Series C Preferred Stock. Simultaneously with each redemption, an equal number of 7.625% Series C Cumulative Redeemable Preferred Units of limited partnership interest of the Operating Partnership, or the Series C Preferred Units, were redeemed at the redemption price paid by us to the Series C Preferred stockholders. The Series C Preferred stockholders received annual dividends of $1.90625 per share paid on a quarterly basis and dividends were cumulative, subject to certain provisions.
In July 2012, we redeemed all 4,000,000 shares of our 7.875% Series D Cumulative Redeemable Preferred stock, or Series D Preferred Stock, at a redemption price of $25.00 per share plus $0.4922 in accumulated and unpaid dividends on such Preferred Stock through July 14, 2012 and recognized $3.7 million of costs to redeem the Series D Preferred Stock. Simultaneously with that redemption, an equal number of 7.875% Series D Cumulative Redeemable Preferred Units of limited partnership interest of the Operating Partnership, or the Series D Preferred Units, were redeemed at the redemption price paid by SL Green to the Series D Preferred stockholders. The Series D Preferred stockholders received annual dividends of $1.96875 per share paid on a quarterly basis and dividends were cumulative, subject to certain provisions.
Dividend Reinvestment and Stock Purchase Plan
In March 2012, we filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. We registered 3,500,000 shares of SL Green's common stock under the DRIP. The DRIP commenced on September 24, 2001.
During the years ended December 31, 2013 and 2012, we issued approximately 761 and 1,300,000 shares of SL Green's common stock and received approximately $66,600 and $99.6 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.
Earnings per Share
Earnings per share for the years ended December 31, 2013, 2012 and 2011 is computed as follows (in thousands):

	December 31,
Numerator	2013	2012	2011
Basic Earnings:
Income attributable to SL Green common stockholders	$101,330	$155,984	$617,232
Effect of Dilutive Securities:
Redemption of units to common shares	3,023	5,597	14,629
Stock options	—	—	—
Diluted Earnings:
Income attributable to SL Green common stockholders	$104,353	$161,581	$631,861

	December 31,
Denominator	2013	2012	2011
Basic Shares:
Weighted average common stock outstanding	92,269	89,319	83,762
Effect of Dilutive Securities:
Redemption of units to common shares	2,735	3,207	1,985
3.0% exchangeable senior debentures due 2017	—	—	—
3.0% exchangeable senior debentures due 2027	—	—	—
4.0% exchangeable senior debentures due 2025	—	—	—
Stock-based compensation plans	262	347	497
Diluted weighted average common stock outstanding	95,266	92,873	86,244
We have excluded approximately 964,789, 627,000 and 680,000 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2013, 2012 and 2011, respectively, as they were anti-dilutive.

13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at December 31, 2013 owned 94,993,284 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of December 31, 2013, limited partners other than SL Green owned approximately 2.96% (2,902,317 common units) of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
Earnings per unit for the years ended December 31, 2013, 2012 and 2011 is computed as follows (in thousands):

	December 31,
Numerator	2013	2012	2011
Basic Earnings:
Income attributable to SLGOP common unitholders	$104,353	$161,581	$631,861
Effect of Dilutive Securities:
Stock options	—	—	—
Diluted Earnings:
Income attributable to SLGOP common unitholders	$104,353	$161,581	$631,861

	December 31,
Denominator	2013	2012	2011
Basic units:
Weighted average common units outstanding	95,004	92,526	85,747
Effect of Dilutive Securities:
3.0% exchangeable senior debentures due 2017	—	—	—
3.0% exchangeable senior debentures due 2027	—	—	—
4.0% exchangeable senior debentures due 2025	—	—	—
Stock-based compensation plans	262	347	497
Diluted weighted average common units outstanding	95,266	92,873	86,244

We have excluded approximately 964,789 ,627,000 and 680,000 common unit equivalents from the diluted units outstanding for the years ended December 31, 2013, 2012 and 2011, respectively, as they were anti-dilutive.

14. Share-based Compensation
We have a stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.77 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2013, 4.2 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.
Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the years ended December 31, 2013, 2012 and 2011, respectively.

	2013	2012	2011
Dividend yield	1.92%	2.00%	2.00%
Expected life of option	4.1 years	3.7 years	4.2 years
Risk-free interest rate	0.96%	0.46%	1.00%
Expected stock price volatility	36.12%	37.40%	47.98%

A summary of the status of our stock options as of December 31, 2013, 2012 and 2011 and changes during the years then ended are presented below:

	2013		2012		2011
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,201,000	$75.05	1,277,200	$63.37	1,353,002	$58.85
Granted	828,100	87.23	361,331	75.36	212,400	66.42
Exercised	(223,531)	53.93	(382,612)	36.65	(243,901)	40.48
Lapsed or cancelled	(40,535)	83.94	(54,919)	72.99	(44,301)	65.89
Balance at end of year	1,765,034	$83.24	1,201,000	$75.05	1,277,200	$63.37
Options exercisable at end of year	461,458	$89.38	479,913	$86.85	644,429	$72.31
Weighted average fair value of options granted during the year	$18,041,576		$6,602,967		$4,647,554

All options were granted within a price range of $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 4.60 years and the remaining average contractual life of the options exercisable was 3.83 years.
During the years ended December 31, 2013, 2012, and 2011, we recognized approximately $6.5 million, $5.1 million and $4.7 million of compensation expense, respectively, for these options. As of December 31, 2013, there was approximately $20.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.
Stock-based Compensation
Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives. The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. A summary of our restricted stock as of December 31, 2013, 2012 and 2011 and charges during the years then ended are presented below:

	2013	2012	2011
Balance at beginning of year	2,804,901	2,912,456	2,728,290
Granted	192,563	92,729	185,333
Cancelled	(3,267)	(200,284)	(1,167)
Balance at end of year	2,994,197	2,804,901	2,912,456
Vested during the year	21,074	408,800	66,299
Compensation expense recorded	$6,713,155	$6,930,381	$17,365,401
Weighted average fair value of restricted stock granted during the year	$17,386,949	$7,023,942	$21,768,084

The fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $1.6 million, $22.4 million and $4.3 million, respectively. As of December 31, 2013, there was $17.8 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of approximately 2.7 years.
For the years ended December 31, 2013, 2012 and 2011, approximately $4.5 million, $4.1 million and $3.4 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP units, which include bonus, time-based and performance based awards, with a fair value of $27.1 million, zero and $8.5 million as of 2013, 2012 and 2011, respectively. The grant date fair value of the LTIP unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2013, there was $5.0 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of approximately 1.5 years. During the years ended December 31, 2013, 2012 and 2011, we recorded compensation expense related to bonus, time-based and performance based awards of approximately $27.3 million, $12.6 million and $8.5 million, respectively.
2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15.0 million up to approximately $75.0 million of LTIP Units in the Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25.0 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, our aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units vested on December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder is scheduled to vest on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $4.5 million, $10.7 million and $9.3 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to the 2010 Long-Term Compensation Plan.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.
The cost of the 2011 Outperformance Plan (approximately $26.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $8.0 million, $5.5 million and $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to the 2011 Outperformance Plan.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green's common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director’s account as additional phantom stock units.
During the year ended December 31, 2013, approximately 7,622 phantom stock units were earned. As of December 31, 2013, there were approximately 73,524 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2013, approximately 73,635 shares of SL Green's common stock had been issued under the ESPP.

15. Accumulated Other Comprehensive Loss of the Company
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of December 31, 2013, 2012 and 2011:

	Net unrealized loss on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Balance at December 31, 2010	$(14,009)	$(18,303)	$9,653	$(22,659)
Other comprehensive (loss) income before reclassifications	(5,019)	(9,914)	(4,682)	(19,615)
Amounts reclassified from accumulated other comprehensive income (loss)	1,518	10,816	1,495	13,829
Balance at December 31, 2011	(17,510)	(17,401)	6,466	(28,445)
Other comprehensive (loss) income before reclassifications	(1,124)	(9,098)	(4,879)	(15,101)
Amounts reclassified from accumulated other comprehensive income (loss)	1,800	10,436	1,723	13,959
Balance at December 31, 2012	(16,834)	(16,063)	3,310	(29,587)
Other comprehensive (loss) income before reclassifications	(168)	6,267	1,474	7,573
Amounts reclassified from accumulated other comprehensive income (loss)	1,877	4,926	—	6,803
Balance at December 31, 2013	$(15,125)	$(4,870)	$4,784	$(15,211)
___________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of income. As of December 31, 2013, 2012 and 2011, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $13.8 million , $15.0 million and $16.3 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.
16. Accumulated Other Comprehensive Loss of the Operating Partnership
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of December 31, 2013, 2012 and 2011:

	Net unrealized loss on derivative instruments (1)	SLGOP’s share of joint venture net unrealized loss on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Balance at December 31, 2010	$(14,246)	$(18,613)	$9,817	$(23,042)
Other comprehensive loss before reclassifications	(5,699)	(10,273)	(4,261)	(20,233)
Amounts reclassified from accumulated other comprehensive income (loss)	1,554	11,072	1,530	$14,156
Balance at December 31, 2011	$(18,391)	$(17,814)	$7,086	$(29,119)
Other comprehensive loss before reclassifications	(912)	(9,637)	(5,442)	(15,991)
Amounts reclassified from accumulated other comprehensive income (loss)	1,865	10,811	1,785	14,461
Balance at December 31, 2012	$(17,438)	$(16,640)	$3,429	$(30,649)
Other comprehensive (loss) income before reclassifications	(68)	6,553	1,497	7,982
Amounts reclassified from accumulated other comprehensive income (loss)	1,933	5,072	—	7,005
Balance at December 31, 2013	$(15,573)	$(5,015)	$4,926	$(15,662)
___________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of income. As of December 31, 2013, 2012 and 2011, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $14.2 million, $15.5 million and $16.7 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.

17. Fair Value Measurements
We are required to disclose the fair value information about our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and/or disclose the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consist of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$32,049	$4,307	$24,419	$3,323
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$1,329	—	$1,329	—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$21,429	$2,202	$15,575	$3,652
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$1,959	—	$1,959	—

We determine impairment in real estate investments and debt and preferred equity investments, including intangibles utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.
The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions, which are classified as Level 2 inputs.
The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, debt and preferred equity investments, and mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of debt and preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist.

The following table provides the carrying value and fair value of these financial instruments as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt and preferred equity investments	$1,304,839	(1)	$1,348,434	(1)

Fixed rate debt	$5,599,960	5,886,980	$4,922,725	$5,334,244
Variable rate debt	1,319,948	1,327,422	1,597,695	1,557,494
	$6,919,908	$7,214,402	$6,520,420	$6,891,738
_____________________________________

(1)	Debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion at both December 31, 2013 and 2012.
Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2013 and 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
18. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.
The following table summarizes the notional and fair value of our consolidated derivative financial instruments at December 31, 2013 based on Level 2 information pursuant to ASC 810-10. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$263,426	6.000%	November 2013	November 2015	Other Assets	$9
Interest Rate Cap	137,500	4.000%	October 2013	September 2015	Other Assets	7
Interest Rate Swap	30,000	2.295%	July 2010	June 2016	Other Liabilities	(1,293)
Interest Rate Swap	8,500	0.740%	February 2012	February 2015	Other Liabilities	(45)
						$(1,322)
Certain interest rate caps are not designated as a hedging instruments and changes in the value are marked to market through earnings. During the year ended December 31, 2013, 2012 and 2011, we recorded a loss on the changes in the fair value of $16,000, $770,000 and $66,000, respectively, which is included in interest expense on the consolidated statements of income. Included in 2012 was approximately $0.7 million of change in fair value of a terminated currency hedge which was marked to market.
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $2.7 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $5.0 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) or Recognized into Income (Ineffective Portion)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
Derivative	2013	2012	2011		2013	2012	2011		2013	2012	2011
Interest Rate Swaps/Caps	$(68)	(912)	$(5,699)	Interest expense	$1,933	1,865	$1,554	Interest expense	$3	3	$(16)
Share of unconsolidated joint ventures' derivative instruments	6,553	(9,637)	(10,273)	Equity in net income from unconsolidated joint ventures	5,072	10,811	11,072	Equity in net income from unconsolidated joint ventures	—	—	—
	$6,485	$(10,549)	$(15,972)		$7,005	$12,676	$12,626		$3	$3	$(16)

19. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2014 to 2044. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2013 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2014	$992,002	$245,879
2015	939,016	195,447
2016	870,664	214,616
2017	792,471	201,671
2018	733,754	202,309
Thereafter	3,785,428	1,911,877
	$8,113,335	$2,971,799
20. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2011, September 28, 2012 and September 28, 2013, the actuary certified that for the plan years beginning July 1, 2011, July 1, 2012 and July 2013, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, the Pension Plan received contributions from employers totaling $221.9 million, $212.7 million and $201.3 million, respectively.

The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. Pursuant to the contribution diversion provision in the collective bargaining agreements, the collective bargaining parties agreed, beginning January 1, 2009, to divert to the Pension Plan $1.95 million of employer contributions per quarter that would have been due to the Health Plan. Effective October 1, 2010, the diversion of contributions was discontinued. For the years ended December 31, 2013, 2012 and 2011, the Health Plan received contributions from employers totaling $923.5 million, $893.3 million and $843.2 million, respectively.
Contributions we made to the multi-employer plans for the years ended December 31, 2013, 2012 and 2011 are included in the table below (in thousands):

Benefit Plan	2013	2012	2011
Pension Plan	$2,765	$2,506	$2,264
Health Plan	8,522	8,020	6,919
Other plans	6,006	6,025	5,111
Total plan contributions	$17,293	$16,551	$14,294
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2013, 2012 and 2011, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the years ended December 31, 2013, 2012 and 2011, we made matching contributions of approximately $550,000, $561,000 and $502,000, respectively.

21. Commitments and Contingencies
Legal Proceedings
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between January 2015 and January 2018. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total approximately $4.7 million for 2014. In addition these employment agreements provide for deferred compensation awards based on our stock price and which were valued at approximately $1.2 million on the grant date. The value of these awards may change based on fluctuations in our stock price.
Insurance
We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of December 31, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York

City properties and the majority of the Suburban properties. Both policies expire on December 31, 2014. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
Belmont had loss reserves of approximately $7.0 million and $6.2 million as of December 31, 2013 and 2012, respectively.
Capital and Ground Leases Arrangements
In November 2013, we renewed and extended the maturity date of the ground lease at 420 Lexington Avenue from December 31, 2029 through December 31, 2050, with two options for further extension through December 2085. Ground lease rent payments will be $10.9 million annually through December 2019, $11.2 million annually through December 2029 and then beginning in January 2030 through the remaining lease term, a minimum annual rent of $12.3 million, subject to a one-time adjustment based on 6% of the fair value of the land.
In October 2012, we, together with Stonehenge Partners, acquired a leasehold position at 1080 Amsterdam Avenue. The joint venture prepaid $13.0 million of ground lease rent, which will be applied against rental payments over the term of the lease. The lease will expire on July 31, 2111 or earlier in accordance with the terms of the lease agreement. Land was estimated to be approximately 40% of the fair market value of the property. The portion of the lease attributed to land was classified as an operating lease and the remainder as a capital lease which had a cost basis of $27.4 million at December 31, 2013.
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
In April 1988, the SL Green predecessor entered into a lease agreement for the property at 673 First Avenue, which has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land was classified as an operating lease and the remainder as a capital lease. The initial lease term was 49 years with an option for an additional 25 years. In November 2012, we extended the lease to August 2087, an additional 50 years past its scheduled 2037 expiration date, with an effective date of September 2012. We continue to lease the property located at 673 First Avenue, which has been classified as a capital lease with a cost basis of $22.9 million and cumulative amortization of $6.5 million and $6.3 million at December 31, 2013 and 2012, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2013 (in thousands):

December 31,	Capital lease	Non-cancellable operating leases
2014	$2,292	$35,356
2015	2,363	35,511
2016	2,531	35,943
2017	2,652	36,176
2018	2,652	36,176
Thereafter	353,826	1,409,808
Total minimum lease payments	366,316	$1,588,970
Less amount representing interest	(318,645)
Present value of net minimum lease payments	$47,671
22. Segment Information
We are a REIT primarily engaged in owning, managing, leasing, acquiring and repositioning commercial properties in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected results of operations for the years ended December 31, 2013, 2012 and 2011, and selected asset information as of December 31, 2013 and 2012, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2013	$1,275,234	$193,843	$1,469,077
December 31, 2012	1,263,574	119,155	1,382,729
December 31, 2011	1,126,441	120,418	1,246,859
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate and purchase price fair value adjustment
Years ended:
December 31, 2013	$(27,024)	$160,386	$133,362
December 31, 2012	60,455	92,946	153,401
December 31, 2011	20,327	101,037	121,364
Total assets
As of:
December 31, 2013	$13,641,727	$1,317,274	$14,959,001
December 31, 2012	13,028,406	1,357,890	14,386,296
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2012 revolving credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries, to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses and transaction related costs (totaling approximately $90.2 million, $88.5 million and $85.7 million for the years ended

December 31, 2013, 2012 and 2011, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Years ended December 31,
	2013	2012	2011
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate and purchase price fair value adjustment	$133,362	$153,401	$121,364
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	3,601	37,053	2,918
Purchase price fair value adjustment	(2,305)	—	498,195
Income from continuing operations	134,658	190,454	622,477
Net income from discontinued operations	1,725	12,619	8,560
Gain on sale of discontinued operations	14,900	6,627	46,085
Net income	$151,283	$209,700	$677,122
23. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2013 and 2012, which is reflective of the reclassification of the properties sold or held during 2013 and 2012 as discontinued operations (see Note 4, "Property Dispositions"), was as follows (in thousands, except for per share amounts):

2013 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$374,699	$363,765	$365,145	$365,468
Income from continuing before equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain (loss) on early extinguishment of debt, loss on sale of investment in marketable securities, net of noncontrolling interests	$33,314	$25,924	$34,019	$42,776
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	7,538	(354)	(3,583)	—
Purchase price fair value adjustment	—	—	(2,305)	—
Gain (loss) on early extinguishment of debt	5	—	(10)	(18,513)
Loss on sale of investment in marketable securities	—	—	(8)	(57)
Net income (loss) from discontinued operations	—	1,406	(678)	997
Gain on sale of discontinued operations	—	13,787	—	1,113
Net income attributable to SL Green	40,857	40,763	27,435	26,316
Preferred stock redemption costs	—	—	(12,160)	—
Perpetual preferred stock dividends	(3,737)	(3,738)	(6,999)	(7,407)
Net income attributable to SL Green common stockholders	$37,120	$37,025	$8,276	$18,909
Net income attributable to common stockholders per common share—basic	$0.39	$0.40	$0.09	$0.21
Net income attributable to common stockholders per common share—diluted	$0.39	$0.40	$0.09	$0.21

2012 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$346,599	$357,011	$344,535	$334,585
Income from continuing before equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, loss on early extinguishment of debt, gain on sale of investment in marketable securities, net of noncontrolling interests	$2,624	$27,276	$94,362	$17,882
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/ real estate	19,277	(4,807)	15,323	7,260
Loss on early extinguishment of debt	(6,978)	—	—	—
Gain on sale of investment in marketable securities	2,703	2,237	—	—
Net income from discontinued operations	9,737	951	899	1,032
Gain on sale of discontinued operations	—	—	—	6,627
Net income attributable to SL Green	27,363	25,657	110,584	32,801
Preferred stock redemption costs	—	(10,010)	—	—
Perpetual preferred stock dividends	(7,407)	(7,915)	(7,544)	(7,545)
Net income attributable to SL Green common stockholders	$19,956	$7,732	$103,040	$25,256
Net income attributable to common stockholders per common share—basic	$0.22	$0.09	$1.15	$0.29
Net income attributable to common stockholders per common share—diluted	$0.22	$0.09	$1.14	$0.29
24. Quarterly Financial Data of the Operating Partnership (unaudited)
Summarized quarterly financial data for the years ended December 31, 2013 and 2012, which is reflective of the reclassification of the properties sold or held during 2013 and 2012 as discontinued operations (see Note 4, "Property Dispositions"), was as follows (in thousands, except for per share amounts):

2013 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$374,699	$363,765	$365,145	$365,468
Income from continuing before equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain (loss) on early extinguishment of debt, loss on sale of investment in marketable securities, net of noncontrolling interests	$34,428	$27,034	$34,263	$43,331
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/ real estate	7,538	(354)	(3,583)	—
Purchase price fair value adjustment	—	—	(2,305)	—
Gain (loss) on early extinguishment of debt	5	—	(10)	(18,513)
Loss on sale of investment in marketable securities	—	—	(8)	(57)
Net income (loss) from discontinued operations	—	1,406	(678)	997
Gain on sale of discontinued operations	—	13,787	—	1,113
Net income attributable to SLGOP	41,971	41,873	27,679	26,871
Preferred unit redemption costs	—	—	(12,160)	—
Perpetual preferred units distributions	(3,737)	(3,738)	(6,999)	(7,407)
Net income attributable to SLGOP common unitholders	$38,234	$38,135	$8,520	$19,464
Net income attributable to common unitholders per common unit—basic	$0.39	$0.40	$0.09	$0.21
Net income attributable to common unitholders per common unit—diluted	$0.39	$0.40	$0.09	$0.21

2012 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$346,598	$357,011	$344,535	$334,585
Income from continuing before equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, loss on early extinguishment of debt, gain on sale of investment in marketable securities, net of noncontrolling interests	$3,345	$27,843	$97,783	$18,770
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/ real estate	19,277	(4,807)	15,323	7,260
Loss on early extinguishment of debt	(6,978)	—	—	—
Gain on sale of investment in marketable securities	2,703	2,237	—	—
Net income from discontinued operations	9,737	951	899	1,032
Gain on sale of discontinued operations	—	—	—	6,627
Net income attributable to SLGOP	28,084	26,224	114,005	33,689
Preferred unit redemption costs	—	(10,010)	—	—
Perpetual preferred distributions	(7,407)	(7,915)	(7,544)	(7,545)
Net income attributable to SLGOP common unitholders	$20,677	$8,299	$106,461	$26,144
Net income attributable to common unitholders per common unit—basic	$0.22	$0.09	$1.15	$0.29
Net income attributable to common unitholders per common unit—diluted	$0.22	$0.09	$1.14	$0.29

25. Subsequent Events
In January 2014, we sold our 50.0% interest in the joint venture which holds 21-25 West 34th Street at an implied gross valuation of $114.9 million, inclusive of the $100.0 million mortgage encumbering the property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2013
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off/Recovery	Balance at End of Year
Year Ended December 31, 2013
Tenant and other receivables—allowance	$14,341	3,052	(68)	$17,325
Deferred rent receivable—allowance	$29,580	3,133	(2,380)	$30,333
Year Ended December 31, 2012
Tenant and other receivables—allowance	$11,326	10,147	(7,132)	$14,341
Deferred rent receivable—allowance	$29,156	3,193	(2,769)	$29,580
Year Ended December 31, 2011
Tenant receivables—allowance	$10,198	4,537	(3,409)	$11,326
Deferred rent receivable—allowance	$30,834	6,638	(8,316)	$29,156

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
673 First Ave(1)	$—	$—	$35,727	$—	$23,464	$—	$59,191	$59,191	$20,019	1928	8/1997	Various
420 Lexington Ave(1)	182,641	—	107,832	—	169,790	—	277,622	277,622	91,253	1927	3/1998	Various
711 Third Avenue(1)	120,000	19,844	42,499	—	35,029	19,844	77,528	97,372	29,359	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	43,084	18,846	121,788	140,634	44,318	1971	1/1999	Various
317 Madison Ave(1)	—	21,205	85,559	—	28,821	21,205	114,380	135,585	49,963	1920	6/2001	Various
220 East 42nd Street(1)	275,000	50,373	203,727	635	52,189	51,008	255,916	306,924	72,157	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	8,003	—	70,698	70,698	19,807	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	33,895	51,093	239,867	290,960	62,379	1958	7/2004	Various
625 Madison Ave(1)	120,830	—	246,673	—	33,212	—	279,885	279,885	69,230	1956	10/2004	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	87,964	78,282	414,789	493,071	112,976	1956	12/2004	Various
609 Fifth Avenue(1)	—	36,677	145,954	—	7,230	36,677	153,184	189,861	28,481	1925	6/2006	Various
120 West 45th Street(1)	170,000	60,766	250,922	—	18,090	60,766	269,012	329,778	49,892	1998	1/2007	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	44,614	114,077	521,000	635,077	98,988	1970	1/2007	Various
919 Third Avenue(1)(2)	500,000	223,529	1,033,198	35,410	16,799	258,939	1,049,997	1,308,936	188,175	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	32,402	—	760,615	760,615	152,278	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	26,376	91,038	407,120	498,158	78,379	1966	1/2007	Various
1100 King Street— 1-7 International Drive(3)	—	49,392	104,376	2,473	16,810	51,865	121,186	173,051	26,659	1983/1986	1/2007	Various
520 White Plains Road(3)	—	6,324	26,096	—	4,352	6,324	30,448	36,772	6,573	1979	1/2007	Various
115-117 Stevens Avenue(3)	—	5,933	23,826	—	5,891	5,933	29,717	35,650	6,825	1984	1/2007	Various
100 Summit Lake Drive(3)	—	10,526	43,109	—	7,036	10,526	50,145	60,671	10,089	1988	1/2007	Various
200 Summit Lake Drive(3)	—	11,183	47,906	—	6,222	11,183	54,128	65,311	10,388	1990	1/2007	Various
500 Summit Lake Drive(3)	—	9,777	39,048	—	5,508	9,777	44,556	54,333	8,023	1986	1/2007	Various
140 Grand Street(3)	—	6,865	28,264	—	4,048	6,865	32,312	39,177	6,608	1991	1/2007	Various
360 Hamilton Avenue(3)	—	29,497	118,250	—	11,545	29,497	129,795	159,292	25,138	2000	1/2007	Various
1-6 Landmark Square(4)	82,909	50,947	195,167	—	23,919	50,947	219,086	270,033	41,223	1973-1984	1/2007	Various
7 Landmark Square(4)	—	2,088	7,748	(367)	(134)	1,721	7,614	9,335	403	2007	1/2007	Various
680 Washington Boulevard(2)(4)	—	11,696	45,364	—	4,218	11,696	49,582	61,278	9,539	1989	1/2007	Various
750 Washington Boulevard(2)(4)	—	16,916	68,849	—	4,854	16,916	73,703	90,619	14,140	1989	1/2007	Various
1010 Washington Boulevard(4)	—	7,747	30,423	—	3,667	7,747	34,090	41,837	6,507	1988	1/2007	Various
500 West Putnam Avenue(4)	23,529	11,210	44,782	—	4,594	11,210	49,376	60,586	8,837	1973	1/2007	Various
150 Grand Street(3)	—	1,371	5,446	—	10,485	1,371	15,931	17,302	1,137	1962	1/2007	Various
400 Summit Lake Drive(3)	—	38,889	—	285	1	39,174	1	39,175	1	---	1/2007	Various
331 Madison Avenue(1)	—	14,763	65,241	—	902	14,763	66,143	80,906	12,419	1923	4/2007	Various
1055 Washington Boulevard(4)	—	13,516	53,228	—	3,118	13,516	56,346	69,862	10,700	1987	6/2007	Various
1 Madison Avenue(1)	587,336	172,641	654,394	905	14,384	173,546	668,778	842,324	107,764	1960	8/2007	Various
125 Chubb Way(5)	—	5,884	25,958	—	23,478	5,884	49,436	55,320	3,372	2008	1/2008	Various

100 Church Street(1)	230,000	32,494	79,996	2,500	81,109	34,994	161,105	196,099	21,198	1959	1/2010	Various
125 Park Avenue(1)	146,250	120,900	189,714	—	29,893	120,900	219,607	340,507	26,598	1923	10/2010	Various
2 Herald Square(1)	191,250	92,655	—	100,633	—	193,288	—	193,288	—	---	12/2010	Various
885 Third Avenue(1)	267,650	131,766	—	110,771	—	242,537	—	242,537	—	---	12/2010	Various
Williamsburg(6)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	821	2010	12/2010	Various
1515 Broadway(1)	900,000	462,700	707,938	1,145	27,119	463,845	735,057	1,198,902	63,103	1972	4/2011	Various
110 East 42nd Street(1)	—	34,000	46,411	2,354	13,490	36,354	59,901	96,255	6,371	1921	5/2011	Various
180 Maiden Lane(1)(7)	262,706	191,523	233,230	—	4,871	191,523	238,101	429,624	18,599	1984	11/2011	Various
51 East 42nd Street(1)	—	44,095	33,470	5	2,255	44,100	35,725	79,825	2,440	1913	11/2011	Various
400 East 57th Street(1)(8)	70,000	39,780	69,895	—	6,027	39,780	75,922	115,702	3,571	1931	1/2012	Various
400 East 58th Street(1)(8)	30,000	17,549	30,916	—	2,388	17,549	33,304	50,853	1,552	1929	1/2012	Various
752 Madison Avenue(1)(8)	—	—	7,131	—	10	—	7,141	7,141	423	1996/2012	1/2012	Various
762 Madison Avenue(1)(8)	8,211	6,153	10,461	—	89	6,153	10,550	16,703	524	1910	1/2012	Various
19-21 East 65th Street(1)(8)	—	—	7,389	—	151	—	7,540	7,540	365	1928-1940	1/2012	Various
304 Park Avenue(1)	—	54,189	75,619	300	4,198	54,489	79,817	134,306	4,726	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	18,071	24,343	55,229	79,572	—	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	768	45,976	68,084	114,060	2,922	1902	9/2012	Various
1080 Amsterdam(1)(9)	—	—	27,445	—	8,450	—	35,895	35,895	—	1932	10/2012	Various
131-137 Spring Street(1)	—	27,021	105,342	154	637	27,175	105,979	133,154	2,826	1891	12/2012	Various
985-987 Third Avenue(1)	—	5,400	12,600	3,635	248	9,035	12,848	21,883	—	1900/1972	12/2012	Various
248-252 Bedford Avenue(6)(10)	22,000	10,865	44,035	—	2,106	10,865	46,141	57,006	490	2012	3/2013	Various
16 Court Street(6)	79,243	19,217	63,210	—	2,207	19,217	65,417	84,634	1,736	1927-1928	4/2013	Various
315 West 33rd Street (1)	—	116,033	270,742	—	—	116,033	270,742	386,775	921	2000-2001	11/2013	Various
Fifth Avenue Retail Assemblage(1)	—	43,800	102,200	—	—	43,800	102,200	146,000	284	1909/1920/1921	11/2013	Various
Other(11)	—	1,130	—	1,004	9,826	2,134	9,826	11,960	2,771
Total	$4,719,555	$2,766,925	$8,276,031	$265,601	$1,025,223	$3,032,526	$9,301,254	$12,333,780	$1,646,240
______________________________________________________________________

(1)	Property located in New York, New York.

(2)	We own a 51% interest in this property.

(3)	Property located in Westchester County, New York.

(4)	Property located in Connecticut.

(5)	Property located in New Jersey.

(6)	Property located in Brooklyn, New York.

(7)	We own a 49.9% interest in this property.

(8)	We own a 80.0% interest in this property.

(9)	We own a 87.5% interest in this property.

(10)	We own a 90.0% interest in this property.

(11)	Other includes tenant improvements at eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2013

The changes in real estate for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$11,662,953	$11,147,151	$8,890,064
Property acquisitions	702,717	649,445	2,276,308
Improvements	199,141	146,410	162,875
Retirements/disposals/deconsolidation	(231,031)	(280,053)	(182,096)
Balance at end of year	$12,333,780	$11,662,953	$11,147,151
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2013 was approximately $8.6 billion.
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$1,393,323	$1,136,603	$916,293
Depreciation for year	286,776	288,560	245,421
Retirements/disposals/deconsolidation	(33,859)	(31,840)	(25,111)
Balance at end of year	$1,646,240	$1,393,323	$1,136,603

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
SL GREEN REALTY CORP.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Also, the Company have investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Company maintains with respect to its consolidated subsidiaries.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, the Company concluded that the its internal control over financial reporting was effective as of December 31, 2013.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
SL GREEN OPERATING PARTNERSHIP
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Operating Partnership to disclose material information otherwise required to be set forth in the Operating Partnership's periodic reports. Also, the Operating Partnership has investments in certain unconsolidated entities. As the Operating Partnership does not control these entities, the Operating Partnership's disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.
As of the end of the period covered by this report, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner concluded that the Operating Partnership's disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Operating Partnership that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO) . Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2013.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SL Green Realty Corp.
We have audited SL Green Realty Corp.'s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 25, 2014

Report of Independent Registered Public Accounting Firm
The Partners of SL Green Operating Partnership, L.P.
We have audited SL Green Operating Partnership L.P.'s (the "Operating Partnership") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Operating Partnership as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2013 of the Operating Partnership and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 25, 2014

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2014, or the 2014 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2014 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

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

3.9
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

3.11
First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated May 14, 1998, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.

3.12
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on July 31, 2002.

3.13
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated December 12, 2003, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

3.14
Amended and Restated Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 15, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

3.15
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

3.16
Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 30, 2006, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006.

3.17
Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.

3.18
Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.

3.19
Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 30, 2011, incorporated by reference to the Company's Form 8-K, dated December 5, 2011, filed with the SEC on December 5, 2011.

3.20
Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 31, 2012, incorporated by reference to the Company's Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.

3.21
Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.

3.22
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

4.3
Indenture, dated as of March 26, 2007, by and among the Company, the Operating Partnership and The Bank of New York, as trustee, incorporated by reference to the Company's Form 8-K, dated March 21, 2007, filed with the SEC on March 27, 2007.

4.4
Indenture, dated as of March 26, 1999, among ROP, as Issuer, Reckson, as Guarantor, and The Bank of New York, as Trustee, incorporated by reference to ROP's Form 8-K, dated March 23, 1999, filed with the SEC on March 26, 1999.

4.5
First Supplemental Indenture, dated as of January 25, 2007, by and among ROP, Reckson, The Bank of New York and the Company, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.

4.6
Indenture, dated as of March 16, 2010, among ROP, as Issuer, the Company and the Operating Partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.

4.7	Form of 7.75% Senior Note due 2020 of ROP, the Company and the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.
4.8
Indenture, dated as of October 12, 2010, by and among the Operating Partnership, as Issuer, ROP, as Guarantor, the Company and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated October 12, 2010, filed with the SEC on October 14, 2010.

4.9
Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

4.10
First Supplemental Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

4.11	Form of 5.00% Senior Note due 2018 of the Company, the Operating Partnership and ROP, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.12
Second Supplemental Indenture, dated as of November 15, 2012, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.

4.13
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

10.2	Amended and Restated Agreement of Limited Partnership of ROP, incorporated by reference to ROP's Registration Statement on Form S-11, filed with the SEC on February 12, 1996.
10.3
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of Wyoming Acquisition GP LLC, incorporated by reference to ROP's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

10.4
Registration Rights Agreement, dated as of March 26, 2007, by and among the Company, the Operating Partnership and the Initial Purchaser, incorporated by reference to the Company's Form 8-K, dated March 21, 2007, filed with the SEC on March 27, 2007.

10.5
Registration Rights Agreement, dated as of October 12, 2010, by and among the Operating Partnership, ROP, the Company and Citigroup Global Markets Inc., incorporated by reference to the Company's Form 8-K, dated October 12, 2010, filed with the SEC on October 14, 2010.

10.6
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

10.8
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

10.9	Amended 1997 Stock Option and Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-89964), filed with the SEC on June 6, 2002.*
10.10
SL Green Realty Corp. Third Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-189362), filed with the SEC on June 14, 2013.*

10.11
Form of Award Agreement for granting awards under the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan, incorporated by reference to the Company's Form 8-K, dated April 2, 2010, filed with the SEC on April 2, 2010.*

10.12
Form of Award Agreement for granting awards under the SL Green Realty Corp. 2011 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.*

10.13	Non-Employee Directors' Deferral Program, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2011. *
10.14
First Amendment to Non-Employee Directors' Deferral Program, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2011.*

10.15
Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*

10.16
Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*

10.17
Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*

10.18
Amended and Restated Employment and Noncompetition Agreement, dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.*

10.19
Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.*

10.20
Amended and Restated Employment and Noncompetition Agreement, dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.*

10.21
Deferred Compensation Agreement (2014), dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.*

10.22
Employment and Noncompetition Agreement, dated as of October 28, 2013, by and between the Company and James Mead, incorporated by reference to the Company’s Form 8-K, dated October 28, 2013, filed with the SEC on October 28, 2013.*

10.23
Amended and Restated Employment and Noncompetition Agreement, dated June 27, 2013, between the Company and Andrew S. Levine, incorporated by reference to the Company’s Form 8-K, dated June 27, 2013, filed with the SEC on July 3, 2013.*

10.24
At-the-Market Equity Offering Sales Agreement, dated July 27, 2011, among the Company, the Operating Partnership and Citigroup Global Markets Inc., incorporated by reference to the Company's Form 8-K, dated July 27, 2011, filed with the SEC on July 27, 2011.

10.25
At-the-Market Equity Offering Sales Agreement, dated July 27, 2011, among the Company, the Operating Partnership and J.P. Morgan Securities LLC, incorporated by reference to the Company's Form 8-K, dated July 27, 2011, filed with the SEC on July 27, 2011.

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.
21.1	Subsidiaries of SL Green Realty Corp., filed herewith.
21.2	Subsidiaries of SL Green Operating Partnership L.P., filed herewith
23.1	Consent of Ernst & Young LLP for SL Green Realty Corp., filed herewith.
23.2	Consent of Ernst & Young LLP for SL Green Operating Partnership, L.P., filed herewith.
24.1	Power of Attorney (included on signature pages of this Form 10-K).
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3
Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.4
Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.10
The following financial statements from the SL Green Realty Corp. and SL Green Operating Partnership, L.P. 's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statement of Equity for the years ended December 31, 2013, 2012 and 2011 of the Company, (v) Consolidated Statement of Capital for the years ended December 31, 2013, 2012 and 2011 of the Operating Partnership (vi) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vii) Notes to Consolidated Financial Statements, detail tagged, filed herewith.

______________________________________________________________________

*	Management contracts and compensatory plans or arrangements to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ JAMES MEAD
Dated: February 25, 2014		James Mead Chief Financial Officer
________________________________________________________________________________________________________________________
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEPHEN L. GREEN	Chairman of the Board of Directors	February 25, 2014
Stephen L. Green

/s/ MARC HOLLIDAY	Chief Executive Officer and Director(Principal Executive Officer)	February 25, 2014
Marc Holliday

/s/ JAMES MEAD	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2014
James Mead

/s/ JOHN H. ALSCHULER, JR.	Director	February 25, 2014
John H. Alschuler, Jr.

/s/ EDWIN THOMAS BURTON, III	Director	February 25, 2014
Edwin Thomas Burton, III

/s/ JOHN S. LEVY	Director	February 25, 2014
John S. Levy

/s/ CRAIG HATKOFF	Director	February 25, 2014
Craig Hatkoff

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ JAMES MEAD
Dated: February 25, 2014	By:	James Mead Chief Financial Officer
________________________________________________________________________________________________________________________
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp., the sole general partner of SL Green Operating Parnership, L.P., hereby severally constitute Marc Holliday and James Mead, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Operating Partnership, L.P. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEPHEN L. GREEN	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	February 25, 2014
Stephen L. Green

/s/ MARC HOLLIDAY	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 25, 2014
Marc Holliday

/s/ JAMES MEAD	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 25, 2014
James Mead

/s/ JOHN H. ALSCHULER, JR.	Director of SL Green, the sole general partner of the Operating Partnership	February 25, 2014
John H. Alschuler, Jr.

/s/ EDWIN THOMAS BURTON, III	Director of SL Green, the sole general partner of the Operating Partnership	February 25, 2014
Edwin Thomas Burton, III

/s/ JOHN S. LEVY	Director of SL Green, the sole general partner of the Operating Partnership	February 25, 2014
John S. Levy

/s/ CRAIG HATKOFF	Director of SL Green, the sole general partner of the Operating Partnership	February 25, 2014
Craig Hatkoff