Form 10-Q
period 2014-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2014-05-12
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 1-13199 (SL Green Realty Corp.)
Commission File Number: 33-167793-02 (SL Green Operating Partnership, L.P.)
___________________________________________

SL GREEN REALTY CORP.
SL GREEN OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)
___________________________________________

SL Green Realty Corp.	Maryland	13-3956775
SL Green Operating Partnership, L.P.	Delaware	13-3960938
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of principal executive offices) (Zip Code)

(212) 594-2700
(Registrant’s telephone number, including area code)
___________________________________________
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
SL Green Realty Corp. YES ☐ NO ☒ SL Green Operating Partnership, L.P. YES ☐  NO ☒
The number of shares outstanding of SL Green Realty Corp.'s common stock, $0.01 par value, was 95,438,817 as of April 30, 2014. As of April 30, 2014, 876,199 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2014 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
The Company owns 96.95% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2014, noncontrolling investors held, in aggregate, a 3.05% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 10, Noncontrolling Interest on the Company’s Consolidated Financial Statements;

◦	Note 11, Stockholders' Equity of the Company;

◦	Note 12, Partners' Capital of the Operating Partnership;

◦	Note 14, Accumulated Other Comprehensive Loss of the Company; and

◦	Note 15, Accumulated Other Comprehensive Loss of the Operating Partnership.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended.

(i)

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,112,013	$3,032,526
Building and improvements	7,767,616	7,884,663
Building leasehold and improvements	1,375,007	1,366,281
Properties under capital lease	27,445	50,310
	12,282,081	12,333,780
Less: accumulated depreciation	(1,695,568)	(1,646,240)
	10,586,513	10,687,540
Assets held for sale	63,925	—
Cash and cash equivalents	447,162	206,692
Restricted cash	154,492	142,051
Investment in marketable securities	32,130	32,049
Tenant and other receivables, net of allowance of $18,627 and $17,325 in 2014 and 2013, respectively	47,296	60,393
Related party receivables	19,947	8,530
Deferred rents receivable, net of allowance of $27,939 and $30,333 in 2014 and 2013, respectively	378,980	386,508
Debt and preferred equity investments, net of discounts and deferred origination fees of $17,751 and $18,593 in 2014 and 2013, respectively, and allowance of $1,000 in 2013	1,493,725	1,304,839
Investments in unconsolidated joint ventures	1,061,704	1,113,218
Deferred costs, net	261,542	267,058
Other assets	815,873	750,123
Total assets	$15,363,289	$14,959,001
Liabilities
Mortgages and other loans payable	$4,971,022	$4,860,578
Revolving credit facility	—	220,000
Term loan and senior unsecured notes	2,124,397	1,739,330
Accrued interest payable and other liabilities	112,852	114,622
Accounts payable and accrued expenses	140,346	145,889
Deferred revenue	259,929	263,261
Capitalized lease obligations	20,541	47,671
Deferred land leases payable	958	22,185
Dividend and distributions payable	52,471	52,255
Security deposits	65,077	61,308
Liabilities related to assets held for sale	49,704	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,897,297	7,627,099
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	298,858	265,476
Series G Preferred Units, $25.00 liquidation preference, 1,902 issued and outstanding at both March 31, 2014 and December 31, 2013	47,550	47,550
Series H Preferred Units, $25.00 liquidation preference, 80 issued and outstanding at both March 31, 2014 and December 31, 2013	2,000	2,000

SL Green Realty Corp.
Consolidated Balance Sheets (cont.)
(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2014 and December 31, 2013	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 98,919 and 98,563 issued and outstanding at March 31, 2014 and December 31, 2013, respectively (including 3,600 and 3,570 shares held in Treasury at March 31, 2014 and December 31, 2013, respectively)	990	986
Additional paid-in-capital	5,049,507	5,015,904
Treasury stock at cost	(320,076)	(317,356)
Accumulated other comprehensive loss	(14,872)	(15,211)
Retained earnings	1,688,211	1,619,150
Total SL Green stockholders' equity	6,625,692	6,525,405
Noncontrolling interests in other partnerships	491,892	491,471
Total equity	7,117,584	7,016,876
Total liabilities and equity	$15,363,289	$14,959,001
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue, net	$272,079	$261,675
Escalation and reimbursement	40,383	39,804
Investment income	54,084	52,708
Other income	14,582	5,766
Total revenues	381,128	359,953
Expenses
Operating expenses, including $3,411 (2014) and $3,889 (2013) of related party expenses	73,486	71,170
Real estate taxes	55,316	52,444
Ground rent	8,033	8,128
Interest expense, net of interest income	80,180	80,775
Amortization of deferred financing costs	3,868	4,463
Depreciation and amortization	89,379	78,623
Transaction related costs, net of recoveries	2,474	1,358
Marketing, general and administrative	23,257	21,067
Total expenses	335,993	318,028
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, loss on sale of investment in marketable securities and gain (loss) on early extinguishment of debt	45,135	41,925
Equity in net income from unconsolidated joint ventures	6,128	5,073
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	104,640	—
Loss on sale of investment in marketable securities	—	(57)
Gain (loss) on early extinguishment of debt	3	(18,513)
Income from continuing operations	155,906	28,428
Net income from discontinued operations	706	796
Gain on sale of discontinued operations	—	1,113
Net income	156,612	30,337
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(4,729)	(555)
Noncontrolling interests in other partnerships	(1,490)	(2,901)
Preferred units distribution	(565)	(565)
Net income attributable to SL Green	149,828	26,316
Perpetual preferred stock dividends	(3,738)	(7,407)
Net income attributable to SL Green common stockholders	$146,090	$18,909
Amounts attributable to SL Green common stockholders:
Income from continuing operations	$44,047	$17,055
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	101,359	—
Net income from discontinued operations	684	773
Gain on sale of discontinued operations	—	1,081
Net income	$146,090	$18,909

SL Green Realty Corp.
Consolidated Statements of Income (cont.)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Basic earnings per share:
Income from continuing operations before gains on sale and discontinued operations	$0.46	$0.19
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	1.07	—
Net income from discontinued operations	0.01	0.01
Gain on sale of discontinued operations	—	0.01
Net income attributable to SL Green common stockholders	$1.54	$0.21
Diluted earnings per share:
Income from continuing operations before gains on sale and discontinued operations	$0.46	$0.19
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	1.06	—
Net income from discontinued operations	0.01	0.01
Gain on sale of discontinued operations	—	0.01
Net income attributable to SL Green common stockholders	$1.53	$0.21
Dividends per share	$0.50	$0.33
Basic weighted average common shares outstanding	95,117	91,399
Diluted weighted average common shares and common share equivalents outstanding	98,716	94,302
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$156,612	$30,337
Other comprehensive income:
Change in net unrealized gain on derivative instruments, including SL Green's share of joint venture net unrealized gain on derivative instruments	168	1,888
Change in unrealized gain on marketable securities	129	1,641
Other comprehensive income	297	3,529
Comprehensive income	156,909	33,866
Net income attributable to noncontrolling interests	(6,784)	(4,021)
Other comprehensive loss (income) attributable to noncontrolling interests	42	(59)
Comprehensive income attributable to SL Green	$150,167	$29,786
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Number of Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2013	$221,932	94,993	$986	$5,015,904	$(317,356)	$(15,211)	$1,619,150	$491,471	$7,016,876
Net income							149,828	1,490	151,318
Other comprehensive income						339			339
Preferred dividends							(3,738)		(3,738)
DRIP proceeds				15					15
Conversion of units of the Operating Partnership to common stock		168	2	16,581					16,583
Reallocation of noncontrolling interest in the Operating Partnership							(29,464)		(29,464)
Deferred compensation plan and stock award, net		2	—	1,295	(2,720)				(1,425)
Amortization of deferred compensation plan				6,713					6,713
Issuance of common stock		—	—	24					24
Proceeds from stock options exercised		156	2	8,975					8,977
Contributions to consolidated joint venture interest								517	517
Cash distributions to noncontrolling interests								(1,586)	(1,586)
Cash distributions declared ($0.50 per common share, none of which represented a return of capital for federal income tax purposes)							(47,565)		(47,565)
Balance at March 31, 2014	$221,932	95,319	$990	$5,049,507	$(320,076)	$(14,872)	$1,688,211	$491,892	$7,117,584
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$156,612	$30,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,680	85,146
Equity in net income from unconsolidated joint ventures	(6,128)	(5,073)
Distributions of cumulative earnings from unconsolidated joint ventures	7,669	6,901
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(104,640)	—
Gain on sale of discontinued operations	—	(1,113)
(Gain) loss on early extinguishment of debt	(3)	10,958
Deferred rents receivable	(11,133)	(13,923)
Other non-cash adjustments	(12,792)	(24,028)
Changes in operating assets and liabilities:
Restricted cash—operations	(10,520)	5,447
Tenant and other receivables	11,899	7,409
Related party receivables	(11,885)	(3,638)
Deferred lease costs	(4,476)	(4,646)
Other assets	(32,949)	(21,185)
Accounts payable, accrued expenses and other liabilities and security deposits	(1,821)	869
Deferred revenue and deferred land leases payable	14,635	16,095
Net cash provided by operating activities	88,148	89,556
Investing Activities
Acquisitions of real estate property	—	(48,500)
Additions to land, buildings and improvements	(48,213)	(11,617)
Escrowed cash—capital improvements/acquisition deposits	(34,861)	191
Investments in unconsolidated joint ventures	(18,966)	(49,996)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	72,558	5,333
Net proceeds from disposition of real estate/joint venture interest	109,196	5,852
Other investments	(1,573)	(10,146)
Origination of debt and preferred equity investments	(150,464)	(195,004)
Repayments or redemption of debt and preferred equity investments	522	134,811
Net cash used in investing activities	(71,801)	(169,076)

SL Green Realty Corp.
Consolidated Statements of Cash Flows (cont.)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Financing Activities
Proceeds from mortgages and other loans payable	121,216	980,333
Repayments of mortgages and other loans payable	(10,772)	(780,332)
Proceeds from revolving credit facility, term loan and senior unsecured notes	603,000	155,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(440,690)	(199,960)
Proceeds from stock options exercised and DRIP issuance	8,992	4,546
Net proceeds from sale of common stock	24	(24)
Net proceeds from sale of preferred stock	—	(33)
Distributions to noncontrolling interests in other partnerships	(1,586)	(4,879)
Contributions from noncontrolling interests in other partnerships	517	3,110
Distributions to noncontrolling interests in the Operating Partnership	(1,500)	(853)
Dividends paid on common and preferred stock	(51,652)	(38,591)
Deferred loan costs and capitalized lease obligation	(3,426)	(8,677)
Net cash provided by financing activities	224,123	109,640
Net increase in cash and cash equivalents	240,470	30,120
Cash and cash equivalents at beginning of period	206,692	189,984
Cash and cash equivalents at end of period	$447,162	$220,104

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,295	$—
Issuance of units in the Operating Partnership	17,314	777
Redemption of units in the Operating Partnership	16,583	17,287
Derivative instruments at fair value	110	128
Tenant improvements and capital expenditures payable	9,898	9,136
Fair value adjustment to noncontrolling interest in the Operating Partnership	29,464	24,016
Capital leased asset	—	6,839
Transfer to net assets held for sale	63,925	—
Transfer to liabilities related to net assets held for sale	49,704	—
Transfer of financing receivable to debt investment	19,675	—
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,112,013	$3,032,526
Building and improvements	7,767,616	7,884,663
Building leasehold and improvements	1,375,007	1,366,281
Properties under capital lease	27,445	50,310
	12,282,081	12,333,780
Less: accumulated depreciation	(1,695,568)	(1,646,240)
	10,586,513	10,687,540
Assets held for sale	63,925	—
Cash and cash equivalents	447,162	206,692
Restricted cash	154,492	142,051
Investment in marketable securities	32,130	32,049
Tenant and other receivables, net of allowance of $18,627 and $17,325 in 2014 and 2013, respectively	47,296	60,393
Related party receivables	19,947	8,530
Deferred rents receivable, net of allowance of $27,939 and $30,333 in 2014 and 2013, respectively	378,980	386,508
Debt and preferred equity investments, net of discount and deferred origination fees of $17,751 and $18,593 in 2013 and 2014, respectively, and allowance of $1,000 in 2013	1,493,725	1,304,839
Investments in unconsolidated joint ventures	1,061,704	1,113,218
Deferred costs, net	261,542	267,058
Other assets	815,873	750,123
Total assets	$15,363,289	$14,959,001
Liabilities
Mortgages and other loans payable	$4,971,022	$4,860,578
Revolving credit facility	—	220,000
Term loan and senior unsecured notes	2,124,397	1,739,330
Accrued interest payable and other liabilities	112,852	114,622
Accounts payable and accrued expenses	140,346	145,889
Deferred revenue	259,929	263,261
Capitalized lease obligations	20,541	47,671
Deferred land leases payable	958	22,185
Dividend and distributions payable	52,471	52,255
Security deposits	65,077	61,308
Liabilities related to assets held for sale	49,704	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,897,297	7,627,099
Commitments and contingencies	—	—
Series G Preferred Units, $25.00 liquidation preference, 1,902 issued and outstanding at both March 31, 2014 and December 31, 2013	47,550	47,550
Series H Preferred Units, $25.00 liquidation preference, 80 issued and outstanding at both March 31, 2014 and December 31, 2013	2,000	2,000

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets (cont.)
(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 outstanding at both March 31, 2014 and December 31, 2013	221,932	221,932
SL Green partners' capital 984 and 979 general partner common units and 94,335 and 94,014 limited partner common units outstanding at March 31, 2014 and December 31, 2013, respectively)	6,636,159	6,506,747
Limited partner interests in SLGOP (3,000 and 2,902 limited partner common units outstanding at March 31, 2014 and December 31, 2013, respectively)	81,824	77,864
Accumulated other comprehensive loss	(15,365)	(15,662)
Total SLGOP partners' capital	6,924,550	6,790,881
Noncontrolling interests in other partnerships	491,892	491,471
Total capital	7,416,442	7,282,352
Total liabilities and capital	$15,363,289	$14,959,001
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands except per unit amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue, net	$272,079	$261,675
Escalation and reimbursement	40,383	39,804
Investment income	54,084	52,708
Other income	14,582	5,766
Total revenues	381,128	359,953
Expenses
Operating expenses, including $3,411 (2014) and $3,889 (2013) of related party expenses	73,486	71,170
Real estate taxes	55,316	52,444
Ground rent	8,033	8,128
Interest expense, net of interest income	80,180	80,775
Amortization of deferred financing costs	3,868	4,463
Depreciation and amortization	89,379	78,623
Transaction related costs, net of recoveries	2,474	1,358
Marketing, general and administrative	23,257	21,067
Total expenses	335,993	318,028
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, loss on sale of investment in marketable securities and gain (loss) on early extinguishment of debt	45,135	41,925
Equity in net income from unconsolidated joint ventures	6,128	5,073
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	104,640	—
Loss on sale of investment in marketable securities	—	(57)
Gain (loss) on early extinguishment of debt	3	(18,513)
Income from continuing operations	155,906	28,428
Net income from discontinued operations	706	796
Gain on sale of discontinued operations	—	1,113
Net income	156,612	30,337
Net income attributable to noncontrolling interests in other partnerships	(1,490)	(2,901)
Preferred unit distributions	(565)	(565)
Net income attributable to SLGOP	154,557	26,871
Perpetual preferred unit distributions	(3,738)	(7,407)
Net income attributable to SLGOP common unitholders	$150,819	$19,464
Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$45,473	$17,555
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	104,640	—
Net income from discontinued operations	706	796
Gain on sale of discontinued operations	—	1,113
Net income	$150,819	$19,464

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands except per unit amounts)

	Three Months Ended March 31,
	2014	2013
Basic earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.46	$0.19
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	1.07	—
Net income from discontinued operations	0.01	0.01
Gain on sale of discontinued operations	—	0.01
Net income attributable to SLGOP common unitholders	$1.54	$0.21
Diluted earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.46	$0.19
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	1.06	—
Net income from discontinued operations	0.01	0.01
Gain on sale of discontinued operations	—	0.01
Net income attributable to SLGOP common unitholders	$1.53	$0.21
Dividends per unit	$0.50	$0.33
Basic weighted average common units outstanding	98,196	94,086
Diluted weighted average common units and common unit equivalents outstanding	98,716	94,302
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$156,612	$30,337
Other comprehensive income:
Change in net unrealized gain on derivative instruments, including SLGOP's share of joint venture net unrealized gain on derivative instruments	168	1,888
Change in unrealized gain on marketable securities	129	1,641
Other comprehensive income	297	3,529
Comprehensive income	156,909	33,866
Net income attributable to noncontrolling interests	(1,490)	(2,901)
Comprehensive income attributable to SLGOP	$155,419	$30,965
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		General Partner		Limited Partners
	Series I Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2013	$221,932	94,993	$6,506,747	2,902	$77,864	$(15,662)	$491,471	7,282,352
Net income	3,738		146,090		4,729		1,490	156,047
Other comprehensive income						297		297
Preferred distributions	(3,738)							(3,738)
Issuance of common units				235	17,314			17,314
DRIP proceeds		168	15					15
Redemption of units		—	16,583	(137)	(16,583)			—
Deferred compensation plan and stock award, net		2	(1,425)					(1,425)
Amortization of deferred compensation plan			6,713					6,713
Contribution to consolidated joint venture interest							517	517
Contributions—net proceeds from common stock offering		—	24					24
Contributions—proceeds from stock options exercised		156	8,977					8,977
Cash distributions to noncontrolling interests							(1,586)	(1,586)
Cash distribution declared ($0.50 per common unit, none of which represented a return of capital for federal income tax purposes)			(47,565)		(1,500)			(49,065)
Balance at March 31, 2014	$221,932	95,319	$6,636,159	3,000	$81,824	$(15,365)	$491,892	$7,416,442
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$156,612	$30,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,680	85,146
Equity in net income from unconsolidated joint ventures	(6,128)	(5,073)
Distributions of cumulative earnings from unconsolidated joint ventures	7,669	6,901
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(104,640)	—
Gain on sale of discontinued operations	—	(1,113)
(Gain) loss on early extinguishment of debt	(3)	10,958
Deferred rents receivable	(11,133)	(13,923)
Other non-cash adjustments	(12,792)	(24,028)
Changes in operating assets and liabilities:
Restricted cash—operations	(10,520)	5,447
Tenant and other receivables	11,899	7,409
Related party receivables	(11,885)	(3,638)
Deferred lease costs	(4,476)	(4,646)
Other assets	(32,949)	(21,185)
Accounts payable, accrued expenses and other liabilities and security deposits	(1,821)	869
Deferred revenue and deferred land leases payable	14,635	16,095
Net cash provided by operating activities	88,148	89,556
Investing Activities
Acquisitions of real estate property	—	(48,500)
Additions to land, buildings and improvements	(48,213)	(11,617)
Escrowed cash—capital improvements/acquisition deposits	(34,861)	191
Investments in unconsolidated joint ventures	(18,966)	(49,996)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	72,558	5,333
Net proceeds from disposition of real estate/joint venture interest	109,196	5,852
Other investments	(1,573)	(10,146)
Origination of debt and preferred equity investments	(150,464)	(195,004)
Repayments or redemption of debt and preferred equity investments	522	134,811
Net cash used in investing activities	(71,801)	(169,076)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows (cont.)
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Financing Activities
Proceeds from mortgages and other loans payable	121,216	980,333
Repayments of mortgages and other loans payable	(10,772)	(780,332)
Proceeds from revolving credit facility, term loan and senior unsecured notes	603,000	155,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(440,690)	(199,960)
Contributions of proceeds from stock options exercised and DRIP issuance	8,992	4,546
Contributions of net proceeds from sale of common stock	24	(24)
Contributions of net proceeds from sale of preferred stock	—	(33)
Distributions to noncontrolling interests in other partnerships	(1,586)	(4,879)
Contributions from noncontrolling interests in other partnerships	517	3,110
Distributions paid on common and preferred units	(53,152)	(39,444)
Deferred loan costs and capitalized lease obligation	(3,426)	(8,677)
Net cash provided by financing activities	224,123	109,640
Net increase in cash and cash equivalents	240,470	30,120
Cash and cash equivalents at beginning of period	206,692	189,984
Cash and cash equivalents at end of period	$447,162	$220,104

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,295	$—
Issuance of units in the Operating Partnership	17,314	777
Redemption of units in the Operating Partnership	16,583	17,287
Derivative instruments at fair value	110	128
Tenant improvements and capital expenditures payable	9,898	9,136
Capital leased asset	—	6,839
Transfer to net assets held for sale	63,925	—
Transfer to liabilities related to net assets held for sale	49,704	—
Transfer of financing receivable to debt investment	19,675	—
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2014
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
Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2014, noncontrolling investors held, in the aggregate, a 3.05% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 10, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.
As of March 31, 2014, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23		17,306,045	10	6,465,415	33	23,771,460	94.3%
	Retail	7	(2)	389,317	8	432,250	15	821,567	93.0%
	Development/Redevelopment	10		973,790	4	1,261,482	14	2,235,272	55.0%
	Fee Interest	2		961,400	—	—	2	961,400	100.0%
		42		19,630,552	22	8,159,147	64	27,789,699	91.3%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	80.9%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		85,000	1	65,641	2	150,641	40.7%
		29		4,502,400	5	1,287,741	34	5,790,141	80.0%
Total commercial properties		71		24,132,952	27	9,446,888	98	33,579,840	89.4%
Residential:
Manhattan	Residential	2	(2)	653,337	—	—	2	653,337	94.7%
Suburban	Residential	1		66,611	—	—	1	66,611	87.7%
Total residential properties		3		719,948	—	—	3	719,948	94.0%
Total portfolio		74		24,852,900	27	9,446,888	101	34,299,788	89.5%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of March 31, 2014, we also managed two office buildings owned by third parties and affiliated companies, which included 708,500 square feet. As of March 31, 2014, we also held debt and preferred equity investments with a book value of $1.5 billion.
Partnership Agreement
In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, the Operating Partnership allocates all distributions and profits and losses in proportion to the percentage of ownership interests of the respective partners. As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to minimize any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement, each limited partner has the right to redeem units of limited partnership interests for cash, or if we so elect, for shares of SL Green's common stock on a one-for-one basis.
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2014 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 of the Company and the Operating Partnership.

The balance sheets at December 31, 2013 have been derived from the audited financial statements as of that date but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt and preferred equity investments. See Note 4, "Debt and Preferred Equity Investments" and Note 5, "Investments in Unconsolidated Joint Ventures." All significant intercompany balances and transactions have been eliminated.
We consolidate a variable interest entity, or VIE, in which we are considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of March 31, 2014 and December 31, 2013 are $603.9 million and $605.9 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of March 31, 2014 and December 31, 2013 are $368.4 million and $370.9 million, respectively, related to our consolidated VIEs.
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and the presentation of net income was modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIE's, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package from us, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. We do not believe that the values of any of our consolidated properties or properties held for sale were impaired at March 31, 2014.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
We recognized an increase of $4.8 million and $3.9 million in rental revenue for the three months ended March 31, 2014 and 2013, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of $1.6 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.
In November 2013, we acquired a 492,987 square foot mixed-use residential and commercial property located at 315 West 33rd Street, New York, New York for $386.8 million. Based on our preliminary analysis of the purchase price, we had allocated $116.0 million and $270.8 million to land and building, respectively. During the three months ended March 31, 2014, we finalized the purchase price allocation based on third party appraisal and additional information about facts and circumstances that existed at the acquisition date and reclassified $33.2 million and $7.8 million to values for above- and in-place leases and below-market leases, respectively. These adjustments did not have a material impact to our consolidated statement of income for the three months ended March 31, 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Identified intangible assets (included in other assets):
Gross amount	$779,913	$746,704
Accumulated amortization	(364,946)	(343,339)
Net	$414,967	$403,365
Identified intangible liabilities (included in deferred revenue):
Gross amount	$679,220	$671,380
Accumulated amortization	(446,119)	(429,138)
Net	$233,101	$242,242
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At March 31, 2014 and December 31, 2013, we held the following marketable securities (in thousands):

	March 31, 2014	December 31, 2013
Equity marketable securities	$3,865	$4,307
Commercial mortgage-backed securities	25,028	24,419
Rake bonds	3,237	3,323
Total marketable securities available-for-sale	$32,130	$32,049
Our equity marketable securities represent our investment in Gramercy Property Trust Inc. (NYSE: GPT), or Gramercy. Marc Holliday, our chief executive officer, remains a board member of Gramercy. As we do not have any significant influence over Gramercy, we account for our investment as available-for-sale securities.
The cost basis of the commercial mortgage-backed securities was $23.0 million at both March 31, 2014 and December 31, 2013.
The cost basis of the rake bonds was $3.5 million and $3.6 million at March 31, 2014 and December 31, 2013, respectively. These bonds mature at various times through 2030.
There were no sales of any of our marketable securities during each of the three months ended March 31, 2014 and 2013.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2014.
Revenue Recognition
Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, we record amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, we record amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the consolidated balance sheets is net of such allowance.
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
Interest income on debt and preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred originations fees and loan origination costs, if any, are recognized as a reduction to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cashflows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.
Debt and preferred equity investments are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition on any non-accrual debt or preferred equity investment is resumed when such non-accrual debt or preferred equity investment becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received.
We may syndicate a portion of the loans that we originate or sell these loans individually. When a transaction meets the criteria of sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

on the consolidated statement of income. Any fees received at the time of sale or syndication are recognized as part of investment income.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during each of the three months ended March 31, 2014 and 2013.
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
The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. The only provision for income taxes included in the consolidated statements of income relates to the Operating Partnership’s consolidated taxable REIT subsidiaries. The Operating Partnership may also be subject to certain state, local and franchise taxes.
Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may elect in the future, to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, a TRS may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal and state income tax liability for these entities.
During the three months ended March 31, 2014 and 2013, we recorded a Federal, state and local tax provision of $2.9 million and $1.6 million, respectively.
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
Stock-Based Employee Compensation Plans
We have a stock-based employee compensation plan, described more fully in Note 13, "Share-based Compensation."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

The Company's stock options are recorded at fair value at the time of issuance. Fair value of the stock options is determined using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.
Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of the Company's common stock on the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.
For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date the compensation committee of SL Green's board of directors authorizes the award, adopts any relevant performance measures and communicates the award to the employees. For programs with performance measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date estimated using a binomial model. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of the Company's common stock, at the current quoted market price, from certain key employees to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.
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
Earnings per Share of the Company
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is primarily located in New York City. See Note 4, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey. The tenants located in our buildings operate in various industries. Other than three tenants who account for 7.3%, 6.5% and 5.8% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 2.0% of our annualized cash rent, including our share of joint venture annualized rent, for the three months ended March 31, 2014. For the three months ended March 31, 2014, 9.7%, 7.4% and 5.9% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 1185 Avenue of the Americas and One Madison Avenue, respectively. In addition, one of our preferred equity investments accounted for 13.7% of the income earned on debt and preferred equity investments during the three months ended March 31, 2014.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.
Accounting Standards Updates
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations. The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of the guidance is permitted. The Company will adopt this standard beginning in the first quarter of 2015. The adoption of this guidance will change the presentation of discontinued operations but will not have a material impact on our consolidated financial statements.
3. Properties Held for Sale and Dispositions
We entered into an agreement to sell our leasehold interest in 673 First Avenue for $145.0 million. This transaction closed in May 2014.
Discontinued operations included the results of operations of real estate assets under contract or sold prior to March 31, 2014. This included 673 First Avenue, which is held for sale, and 44 West 55th Street, 333 West 34th Street and 300 Main Street, which were sold in February, August, and September of 2013, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

The following table summarizes net income from discontinued operations for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue	$5,076	$8,804
Escalation and reimbursement revenues	821	1,196
Other income	—	8
Total revenues	5,897	10,008
Operating expenses	884	2,467
Real estate taxes	1,019	1,254
Ground rent	2,196	2,863
Interest expense, net of interest income	659	561
Depreciation and amortization	433	2,067
Total expenses	5,191	9,212
Net income from discontinued operations	$706	$796
4. Debt and Preferred Equity Investments
During the three months ended ended March 31, 2014 and 2013, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $189.4 million and $205.2 million, respectively, due to originations, purchases, accretion of reserves, discounts and paid-in-kind interest. We recorded repayments, participations and sales of $0.5 million and $121.9 million, during the three months ended ended March 31, 2014 and 2013, respectively, which offset the increases in debt and preferred equity investments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

Debt Investments
As of March 31, 2014 and December 31, 2013, we held the following debt investments with an aggregate weighted average current yield of 10.69% at March 31, 2014 (in thousands):

Loan Type	March 31, 2014 Funding Commitment	March 31, 2014 Senior Financing	March 31, 2014 Carrying Value (1)	December 31, 2013 Carrying Value (1)	Initial Maturity Date
Fixed Rate Investments:
Junior Participation	$—	$398,500	$11,874	$11,856	March 2015
Mortgage/Mezzanine Loan	—	205,000	68,892	68,319	February 2016
Mezzanine Loan	—	—	10,000	—	March 2016
Mortgage/Mezzanine Loan	—	166,030	44,930	44,742	May 2016
Mezzanine Loan	—	177,000	14,739	15,012	May 2016
Junior Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	165,000	71,370	71,312	November 2016
Mortgage/Mezzanine Loan(2)	—	1,109,000	92,994	80,983	March 2017
Mezzanine Loan(3)	19,938	521,750	21,035	20,954	June 2017
Mortgage Loan	—	—	725	—	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(4)	—	90,000	19,927	19,926	November 2023
Total fixed rate	$19,938	$2,980,280	$408,986	$385,604
Floating Rate Investments:
Junior Participation	$—	$57,750	$10,875	$10,873	June 2014
Mortgage/Mezzanine Loan	—	330,000	131,853	131,724	July 2014
Mezzanine Loan	—	180,000	59,932	59,892	August 2014
Mezzanine Loan(5)	—	481,309	19,675	—	September 2014
Mezzanine Loan	10,897	90,718	38,948	38,549	October 2014
Mortgage Loan(6)	—	—	30,000	30,000	December 2014
Junior Participation(7)	—	84,000	24,943	24,046	February 2015
Mezzanine Loan	—	110,000	49,230	49,110	September 2015
Mezzanine Loan	13,254	93,850	36,565	27,662	December 2015
Mezzanine Loan	—	200,000	49,419	—	March 2016
Mezzanine Loan	—	775,000	73,067	72,823	March 2016
Mezzanine Loan(8)	—	160,000	22,538	22,526	June 2016
Mezzanine Loan	—	87,300	25,600	25,590	July 2016
Mezzanine Loan	10,743	167,524	26,436	25,725	November 2016
Mezzanine Loan	333	33,833	11,807	11,798	December 2016
Mortgage/Mezzanine Loan	—	55,000	20,548	20,553	July 2018
Mortgage/Mezzanine Loan	—	9,750	17,851	—	February 2019
Mezzanine Loan	—	38,000	21,781	—	March 2019
Total floating rate	$35,227	$2,954,034	$671,068	$550,871
Total	$55,165	$5,934,314	1,080,054	936,475
Loan loss reserve			—	(1,000)
Total			$1,080,054	$935,475

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

______________________________________________________________________

(1)	Carrying value is net of discounts and deferred origination fees.

(2)	During the three months ended March 31, 2014, we recognized $10.1 million of previously unaccrued interest income as deemed collectible as we expect the underlying property to be sold.

(3)
Carrying value is net of $41.3 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(4)
Carrying value is net of $5.0 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(5)
This loan was previously included in other assets on the consolidated balance sheets. Following the sale of our interest in the partnership that is the borrower, the loan was reclassified to debt and preferred equity investments.

(6)	This loan was repaid in May 2014.

(7)	In March 2014, the loan was extended to February 2015.

(8)
Carrying value is net of $7.4 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

Preferred Equity Investments
As of March 31, 2014 and December 31, 2013, we held the following preferred equity investments with an aggregate weighted average current yield of 9.74% at March 31, 2014 (in thousands):

Type	March 31, 2014 Senior Financing	March 31, 2014 Carrying Value (1)	December 31, 2013 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)	$525,000	$117,194	$115,198	July 2015
Preferred equity	260,000	40,000	—	March 2016
Preferred equity(2)(3)	55,233	25,912	25,896	April 2016
Preferred equity(2)	926,260	220,622	218,330	July 2016
Preferred equity	70,000	9,943	9,940	November 2017
	$1,836,493	$413,671	$369,364
______________________________________________________________________

(1)	Carrying value is net of discounts and deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This preferred equity investment was subsequently redeemed in April 2014.
The following table is a rollforward of our total loan loss reserves at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Balance at beginning of year	$1,000	$7,000
Expensed	—	—
Recoveries	—	—
Charge-offs and reclassifications	(1,000)	(6,000)
Balance at end of period	$—	$1,000
At March 31, 2014 and December 31, 2013, all debt and preferred equity investments were performing in accordance with the terms of the loan agreements.
We have determined that we have one portfolio segment of financing receivables at March 31, 2014 and December 31, 2013 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $161.0 million and $172.8 million at March 31, 2014 and December 31, 2013, respectively. No financing receivables were 90 days past due at March 31, 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

5. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners, including Ivanhoe Cambridge, Inc., formerly SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, Plaza Global Real Estate Partners LP, or Plaza, Lehman Bros., as well as private investors. All the investments below are voting interest entities, except for 388 and 390 Greenwich Street, 650 Fifth Avenue, 33 Beekman, 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these five VIEs was $315.3 million and $310.7 million at March 31, 2014 and December 31, 2013, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of March 31, 2014 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquisition Date	Acquisition Price(1)
100 Park Avenue	Prudential	49.90%	49.90%	834	January 2000	$95,800
717 Fifth Avenue	Sutton/Private Investor	10.92%	10.92%	120	September 2006	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	December 2006	285,000
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	April 2007	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	April 2007	210,000
The Meadows	Onyx	50.00%	50.00%	582	September 2007	111,500
388 and 390 Greenwich Street(2)	SITQ	50.60%	50.60%	2,600	December 2007	1,575,000
180/182 Broadway	Harel/Sutton	25.50%	25.50%	71	February 2008	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	May 2010	193,000
11 West 34th Street	Private Investor/Sutton	30.00%	30.00%	17	December 2010	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	December 2010	4,000
3 Columbus Circle(3)	Moinian	48.90%	48.90%	769	January 2011	500,000
280 Park Avenue	Vornado	50.00%	49.50%	1,237	March 2011	400,000
1552-1560 Broadway(4)	Sutton	50.00%	50.00%	49	August 2011	136,550
747 Madison Avenue(5)	Harel/Sutton	33.33%	33.33%	10	September 2011	66,250
724 Fifth Avenue	Sutton	50.00%	50.00%	65	January 2012	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	February 2012	252,500
33 Beekman(6)	Harel/Naftali	45.90%	45.90%	145	August 2012	31,000
521 Fifth Avenue	Plaza	50.50%	50.50%	460	November 2012	315,000
21 East 66th Street(7)	Private Investors	32.28%	32.28%	17	December 2012	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	148	December 2012	45,000
650 Fifth Avenue(8)	Sutton	50.00%	50.00%	32	November 2013	—
______________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture.

(2)
The property is leased to a single tenant under a triple-net lease arrangement, which expires in December 2035. The tenant also has an option to acquire the property for a specified price during the period from December 1, 2017 through December 31, 2020. In March 2014, we entered into a contract to acquire our partner's interest in the joint venture. See Note 18, "Commitments and Contingencies" for related disclosure.

(3)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns a portion of the property, generally floors three through eight referred to as Y&R units. Because the joint venture has an option to repurchase the Y&R units, no gain was recognized on this sale.

(4)
The purchase price pertained only to the purchase of the 1552 Broadway interest which comprised 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

(5)	The joint venture owns 100% interest as tenant-in-common in 30 East 65th Street Corporation and the related proprietary lease of five cooperative apartment units in the building.

(6)
The joint venture owns a fee interest in the property and will develop an approximately 30 story building for student housing. Upon completion of the development, the joint venture will convey a long-term ground lease condominium interest in the building to Pace.

(7)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% in four residential units at the property.

(8)
The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue. In connection with the ground lease obligation, SLG provided a performance guaranty and Sutton executed a contribution agreement to reflect its pro rata obligation. In the event the property is converted into a condominium unit and the landlord elects the purchase option, the joint venture shall be obligated to acquire the unit at the then fair value.

In March 2014, we sold our 43.74% economic ownership interest in the joint venture which holds the West Coast Office portfolio at an implied gross valuation of $756.0 million, inclusive of the $526.3 million mortgage encumbering the property. We recognized a gain of $85.5 million on the sale of our investment.
In January 2014, we sold our 50.00% partnership interest in the joint venture which holds 21-25 West 34th Street to Sutton at an implied gross valuation of $114.9 million, inclusive of the $100.0 million mortgage encumbering the property. We recognized a gain of $20.9 million on the sale of our investment. Simultaneously, we, along with Sutton, also formed a new joint venture and retained the 91,311 square feet of development rights at this property.
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2014 and December 31, 2013, respectively, are as follows (amounts in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

Property	Maturity Date	Interest Rate(1)	March 31, 2014	December 31, 2013
Fixed Rate Debt:
7 Renaissance	December 2015	10.00%	$1,276	$1,276
11 West 34th Street	January 2016	4.82%	17,129	17,205
280 Park Avenue	June 2016	6.57%	705,082	706,886
1745 Broadway	January 2017	5.68%	340,000	340,000
1 and 2 Jericho Plaza	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
388 and 390 Greenwich Street(2)	December 2017	3.20%	996,082	996,082
315 West 36th Street	December 2017	3.16%	25,000	25,000
717 Fifth Avenue(3)	July 2022	4.45%	300,000	300,000
21 East 66th Street	April 2023	3.60%	12,000	12,000
717 Fifth Avenue(3)	July 2024	9.00%	306,509	304,000
100 Park Avenue(4)	—	—	—	209,786
21 West 34th Street(5)	—	—	—	100,000
1604-1610 Broadway(6)	—	—	—	27,000
Total fixed rate debt			$2,887,738	$3,223,895
Floating Rate Debt:
747 Madison Avenue	October 2014	2.94%	33,125	33,125
180/182 Broadway	December 2014	2.91%	89,778	89,893
The Meadows	September 2015	7.75%	67,350	67,350
3 Columbus Circle(7)	April 2016	2.34%	237,189	239,233
1552 Broadway(8)	April 2016	4.07%	169,283	158,690
Other loan payable	June 2016	1.06%	30,000	30,000
724 Fifth Avenue(9)	January 2017	2.51%	119,765	120,000
10 East 53rd Street	February 2017	2.66%	125,000	125,000
33 Beekman(10)	August 2017	2.91%	24,057	18,362
600 Lexington Avenue	October 2017	2.24%	119,656	120,616
388 and 390 Greenwich Street(2)	December 2017	1.31%	142,297	142,297
521 Fifth Avenue	November 2019	2.36%	170,000	170,000
100 Park Avenue(4)	February 2021	4.28%	360,000	—
21 East 66th Street	June 2033	2.87%	1,940	1,959
West Coast Office portfolio(11)	—	—	—	526,290
Total floating rate debt			$1,689,440	$1,842,815
Total joint venture mortgages and other loans payable			$4,577,178	$5,066,710
_________________________________

(1)	Effective weighted average interest rate for the three months ended March 31, 2014, taking into account interest rate hedges in effect during the period.

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

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $290.0 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	In February 2014, the joint venture replaced the previous fixed rate mortgage with a $360.0 million, seven-year floating rate, mortgage and realized a net loss on early extinguishment of $3.2 million.

(5)	In January 2014, we sold our interest in the joint venture, inclusive of our share of the joint venture debt.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

(6)
This loan was in default since November 2009 due to the non-payment of debt service. In January 2014, the joint venture relinquished its ground lease position to the lender. During the three months ended March 31, 2014, we also recognized $7.7 million of incentive income, which is included in other income on the consolidated statements of income.

(7)
The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement and our joint venture partner executed a contribution agreement to reflect its pro rata obligation under the master lease. The lien on the mortgage and the master lease excludes the condominium interest owned by Y&R. See Note 5 of prior table.

(8)
These loans are comprised of a $150.0 million mortgage loan and a $41.5 million mezzanine loan and are subject to two one-year extension options. As of March 31, 2014, $12.2 million of the mortgage loan and $10.0 million of the mezzanine loan remained unfunded.

(9)	In April 2014, the joint venture refinanced the mortgage with a $235.0 million mortgage and a $40.0 million mezzanine loan. These new floating rate loans mature in April 2017.

(10)
This loan has a committed amount of $75.0 million, which is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(11)	In March 2014, we sold our interest in the joint venture, inclusive of our share in the joint venture debt.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 280 Park Avenue, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned $6.3 million and $2.6 million from these services for the three months ended March 31, 2014 and 2013, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2014 and December 31, 2013, are as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets
Commercial real estate property, net	$6,356,664	$6,846,021
Other assets	691,636	827,282
Total assets	$7,048,300	$7,673,303
Liabilities and members' equity
Mortgages and other loans payable	$4,577,178	$5,066,710
Other liabilities	580,870	596,960
Members' equity	1,890,252	2,009,633
Total liabilities and members' equity	$7,048,300	$7,673,303
Company's investments in unconsolidated joint ventures	$1,061,704	$1,113,218

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

The combined statements of income for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenues	$161,138	$151,231
Operating expenses	26,683	28,611
Ground rent	2,025	657
Real estate taxes	16,936	17,305
Interest expense, net of interest income	52,336	56,407
Amortization of deferred financing costs	4,633	4,283
Transaction related costs	271	—
Depreciation and amortization	45,604	42,611
Total expenses	148,488	149,874
Loss on early extinguishment of debt	(3,197)	—
Net income before gain on sale	$9,453	$1,357
Company's equity in net income from unconsolidated joint ventures	$6,128	$5,073
6. Deferred Costs
Deferred costs at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Deferred leasing	$324,801	$326,379
Deferred financing	157,021	157,088
	481,822	483,467
Less accumulated amortization	(220,280)	(216,409)
Deferred costs, net	$261,542	$267,058

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at March 31, 2014 and December 31, 2013 were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	March 31, 2014	December 31, 2013
Fixed Rate Debt:
609 Partners, LLC(2)	July 2014	5.00%	$23	$23
125 Park Avenue	October 2014	5.75%	146,250	146,250
711 Third Avenue	June 2015	4.99%	120,000	120,000
625 Madison Avenue	November 2015	7.27%	119,373	120,830
500 West Putnam	January 2016	5.52%	23,392	23,529
420 Lexington Avenue	September 2016	7.15%	182,233	182,641
Landmark Square	December 2016	4.00%	82,505	82,909
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
120 West 45th Street	February 2017	6.12%	170,000	170,000
762 Madison Avenue	February 2017	3.75%	8,169	8,211
2 Herald Square	April 2017	5.36%	191,250	191,250
885 Third Avenue	July 2017	6.26%	267,650	267,650
Other loan payable(3)	September 2019	8.00%	50,000	50,000
One Madison Avenue	May 2020	5.91%	581,940	587,336
100 Church	July 2022	4.68%	230,000	230,000
919 Third Avenue(4)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	69,802	70,000
400 East 58th Street	February 2024	4.13%	29,915	30,000
1515 Broadway	March 2025	3.93%	900,000	900,000
Total fixed rate debt			$4,122,502	$4,130,629
Floating Rate Debt:
Master repurchase agreement(5)	December 2014	3.37%	212,216	91,000
16 Court Street	April 2016	4.00%	78,768	79,243
180 Maiden Lane(6)	November 2016	2.35%	260,536	262,706
248-252 Bedford Avenue	March 2018	2.42%	22,000	22,000
220 East 42nd Street	October 2020	1.76%	275,000	275,000
Total floating rate debt			$848,520	$729,949
Total mortgages and other loans payable			$4,971,022	$4,860,578
_________________________________

(1)	Effective weighted average interest rate for the three months ended March 31, 2014, taking into account interest rate hedges in effect during the period.

(2)
As part of an acquisition, the Operating Partnership issued 63.9 million units of its 5.0% Series E preferred units, or the Series E units, with a liquidation preference of $1.00 per unit. As of March 31, 2014, 22,658 Series E units remained outstanding. In April 2014, these Series E units were subsequently canceled.

(3)	This loan is secured by a portion of a preferred equity investment.

(4)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(5)
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us an ability to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over one-month LIBOR depending on the pledged collateral.

(6)
In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata share of the obligation under the master lease.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

The gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was $8.0 billion at both March 31, 2014 and December 31, 2013.

8. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $783.0 million term loan facility, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At March 31, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At March 31, 2014, the effective interest rate was 1.62% for the revolving credit facility and 1.84% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2014, the facility fee was 30 basis points. At March 31, 2014, we had $71.6 million of outstanding letters of credit and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the revolving credit facility.
In connection with the amendment of the 2012 credit facility, we incurred debt origination and other loan costs of $2.8 million. We evaluated the modification pursuant to ASC 470 and determined that the terms of the amendment were not substantially different from the terms of the previous 2012 credit facility. As a result, these deferred costs and the unamortized balance of the costs previously incurred are amortized through the extended maturity date of the term loan facility.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2014 Unpaid Principal Balance	March 31, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,217	255,206	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	300,571	297,837	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,696	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,701	3.00%	3.00%	20	March 30, 2027
	$1,386,221	$1,341,397	$1,339,330

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.7153 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of March 31, 2014, $44.4 million remained to be amortized into the debt balance.

(4)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(5)
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

(6)
Issued by the Operating Partnership. Interest on these remaining exchangeable notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2014, we were in compliance with all such covenants.
Junior Subordinate Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015. Thereafter, the interest rate will float at three-month LIBOR plus 125 basis points. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2014, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Trust Preferred Securities	Term Loan and Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2014	$33,737	$358,489	$—	$75,898	$468,124	$41,973
2015	47,356	229,537	—	7	276,900	45,362
2016	55,980	593,400	—	255,308	904,688	559,777
2017	61,213	1,086,579	—	355,008	1,502,800	932,912
2018	64,205	21,363	—	250,000	335,568	28
Thereafter	246,825	2,172,338	100,000	1,233,000	3,752,163	353,585
	$509,316	$4,461,706	$100,000	$2,169,221	$7,240,243	$1,933,637
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense	$80,712	$81,216
Interest income	(532)	(441)
Interest expense, net	$80,180	$80,775
Interest capitalized	$4,141	$3,062
9. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $0.9 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. We also recorded expenses of $3.5 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Marketing Services
A-List Marketing, LLC, or A-List, provides marketing services to us. Deena Wolff, a sister of Marc Holliday, our chief executive officer, is the owner of A-List. We recorded approximately $17,800 and $2,400 for the three months ended March 31, 2014 and 2013, respectively, for these services.
Leases
Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of approximately $104,800 and $118,200 for the three months ended March 31, 2014 and 2013, respectively.
Other
Amounts due from/to related parties at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Due from joint ventures	$2,651	$2,376
Other	17,296	6,154
Related party receivables	$19,947	$8,530
10. Noncontrolling Interests on the Company's Consolidated Financial Statements
Noncontrolling interests represent the common and preferred units of limited partnership interest in the Operating Partnership not held by the Company as well as third party equity interests in our other consolidated subsidiaries. Noncontrolling interests in the Operating Partnership are shown in the mezzanine equity while the noncontrolling interests in our other consolidated subsidiaries are shown in the equity section of the Company’s consolidated financial statements.
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2014 and December 31, 2013, the noncontrolling interest unit holders owned 3.05%, or 3,000,257 units, and 2.96%, or 2,902,317 units, of the Operating Partnership, respectively. At March 31, 2014, 3,000,257 shares of SL Green's common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of March 31, 2014, and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Balance at beginning of period	$265,476	$212,907
Distributions	(1,500)	(4,146)
Issuance of common units	17,314	24,750
Redemption of common units	(16,583)	(17,287)
Net income	4,729	3,023
Accumulated other comprehensive (loss) income allocation	(42)	611
Fair value adjustment	29,464	45,618
Balance at end of period	$298,858	$265,476
Preferred Units of Limited Partnership Interest in the Operating Partnership
The Operating Partnership has 1,902,000 4.5% Series G Preferred Units of limited partnership interest, or the Series G Preferred Units, with a liquidation preference of $25.00 per unit, which were issued in January 2012 in conjunction with an acquisition. The Series G Preferred unitholders receive annual dividends of $1.125 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series G Preferred Units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $88.50.  The common units of limited partnership interest in the Operating Partnership may be redeemed in exchange for SL Green's common stock on a 1-to-1 basis.  The Series G Preferred Units also provide the holder with the right to require the Operating Partnership to repurchase the Series G Preferred Units for cash before January 31, 2022.
The Operating Partnership has 80,000 6.0% Series H Preferred Units of limited partnership interest, or the Series H Preferred Units, with a mandatory liquidation preference of $25.00 per unit, which were issued in November 2011 in conjunction with an

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

acquisition. The Series H Preferred unitholders receive annual dividends of $1.50 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series H Preferred Units can be redeemed at any time at par for cash at the Operating Partnership’s option or the option of the unitholder.
The Operating Partnership has 22,658 5.00% Series E Preferred Units of limited partnership interest outstanding with a mandatory liquidation preference of $1.00 per unit which are included and further described in Note 7, “Mortgages and other loans payable.”
The Operating Partnership has 60 Series F Preferred Units outstanding with a mandatory liquidation preference of $1,000.00 per unit.
11. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2014, 95,318,446 shares of common stock and no shares of excess stock were issued and outstanding.
At-The-Market Equity Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. As of March 31, 2014, $2.8 million remained available for issuance of common stock under the ATM Program.
Perpetual Preferred Stock
We have 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or the Series I Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series I Preferred stockholders receive annual dividends of $1.625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. We are entitled to redeem the Series I Preferred Stock at par for cash at our option on or after August 10, 2017. The proceeds from this issuance of Series I Preferred Stock were contributed to the Operating Partnership in exchange of 9,200,000 units of 6.50% Series I Cumulative Redeemable Preferred Units of limited partnership interest, or the Series I Preferred Units.
Dividend Reinvestment and Stock Purchase Plan
In March 2012, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRIP. The DRIP commenced on September 24, 2001.
During the three months ended March 31, 2014, the Company issued 160 shares of SL Green's common stock and received approximately $15,000 of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.
Earnings per Share
SL Green's earnings per share for the three months ended March 31, 2014 and 2013 is computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2014	2013
Basic Earnings:
Income attributable to SL Green common stockholders	$146,090	$18,909
Effect of Dilutive Securities:
Redemption of units to common shares	4,729	555
Diluted Earnings:
Income attributable to SL Green common stockholders	$150,819	$19,464

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

	Three Months Ended March 31,
Denominator	2014	2013
Basic Shares:
Weighted average common stock outstanding	95,117	91,399
Effect of Dilutive Securities:
Redemption of units to common shares	3,079	2,687
Stock-based compensation plans	520	216
Diluted weighted average common stock outstanding	98,716	94,302
SL Green has excluded 860,720 and 988,887 common stock equivalents from the diluted shares outstanding for the three months ended March 31, 2014 and 2013, respectively, as they were anti-dilutive.

12. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at March 31, 2014 owned 95,318,446 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of March 31, 2014, limited partners other than SL Green owned 3.05%, or 3,000,257, common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 10, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2014 and 2013 is computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2014	2013
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$150,819	$19,464

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

	Three Months Ended March 31,
Denominator	2014	2013
Basic units:
Weighted average common units outstanding	98,196	94,086
Effect of Dilutive Securities:
Stock-based compensation plans	520	216
Diluted weighted average common units outstanding	98,716	94,302

The Operating Partnership excluded 860,720 and 988,887 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2014 and 2013, respectively, as they were anti-dilutive.
13. Share-based Compensation
We have a stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.77 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2014, 3,400,000 fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2014 and the year ended December 31, 2013.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

	March 31, 2014	December 31, 2013
Dividend yield	1.80%	1.92%
Expected life of option	3.7 years	4.1 years
Risk-free interest rate	0.94%	0.96%
Expected stock price volatility	35.00%	36.12%
A summary of the status of the Company's stock options as of March 31, 2014 and December 31, 2013 and changes during the three months ended March 31, 2014 and the year ended December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,765,034	$83.24	1,201,000	$75.05
Granted	3,000	98.58	828,100	87.23
Exercised	(154,531)	66.52	(223,531)	53.93
Lapsed or cancelled	(8,667)	80.49	(40,535)	83.94
Balance at end of period	1,604,836	$84.89	1,765,034	$83.24
Options exercisable at end of period	581,744	$86.66	461,458	$89.38
Weighted average fair value of options granted during the period	$69,805		$18,041,576

All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 4.54 years and the remaining average contractual life of the options exercisable was 3.88 years.
During the three months ended March 31, 2014 and 2013, we recognized $2.1 million and $1.3 million of compensation expense, respectively, for these options. As of March 31, 2014, there was $18.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.
Stock-based Compensation
Effective January 1, 1999, the Company implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives. The shares issued under the Deferred Plan were granted to certain employees, including our executives, and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. A summary of the Company's restricted stock as of March 31, 2014 and December 31, 2013 and charges during the three months ended March 31, 2014 and the year ended December 31, 2013 are presented below:

	March 31, 2014	December 31, 2013
Balance at beginning of year	2,994,197	2,804,901
Granted	—	192,563
Cancelled	(1,000)	(3,267)
Balance at end of period	2,993,197	2,994,197
Vested during the period	67,418	21,074
Compensation expense recorded	$2,340,667	$6,713,155
Weighted average fair value of restricted stock granted during the period	$—	$17,386,949
The fair value of restricted stock that vested during the three months ended March 31, 2014 and the year ended December 31, 2013 was $4.9 million and $1.6 million, respectively. As of March 31, 2014, there was $16.0 million of total unrecognized

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.5 years.
For the three months ended March 31, 2014 and 2013, $1.6 million and $1.0 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP units, which include bonus, time-based and performance based awards, with a fair value of $19.7 million, and $27.1 million as of March 31, 2014 and December 31, 2013, respectively. The grant date fair value of the LTIP unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2014, there was $7.4 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.1 years. During the three months ended March 31, 2014 and 2013, we recorded compensation expense related to bonus, time-based and performance based awards of $8.1 million and $0.8 million, respectively.
2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15.0 million up to approximately $75.0 million of LTIP Units in the Operating Partnership based on the Company's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25.0 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, the Company's aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units vested on December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder is scheduled to vest on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $0.3 million and $1.9 million during the three months ended March 31, 2014 and 2013, respectively, related to the 2010 Long-Term Compensation Plan.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

The cost of the 2011 Outperformance Plan (approximately $26.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.9 million and $2.8 million during the three months ended March 31, 2014 and 2013, respectively, related to the 2011 Outperformance Plan.
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
During the three months ended March 31, 2014, 7,256 phantom stock units were earned. As of March 31, 2014, there were 78,767 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2014, 75,251 shares of SL Green's common stock had been issued under the ESPP.
14. Accumulated Other Comprehensive Loss of the Company
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of March 31, 2014:

	Net unrealized loss on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Balance at December 31, 2013	$(15,125)	$(4,870)	$4,784	$(15,211)
Other comprehensive income (loss) before reclassifications	2	(1,674)	109	(1,563)
Amounts reclassified from accumulated other comprehensive income	670	1,232	—	1,902
Balance at March 31, 2014	$(14,453)	$(5,312)	$4,893	$(14,872)
___________________________

(1)
Amounts reclassified from accumulated other comprehensive income (loss) are included in interest expense in the respective consolidated statements of income. As of March 31, 2014 and December 31, 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, were $13.3 million and $13.8 million, respectively.

(2)	Amounts reclassified from accumulated other comprehensive income (loss) are included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.

15. Accumulated Other Comprehensive Loss of the Operating Partnership
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of March 31, 2014:

	Net unrealized loss on derivative instruments (1)	SLGOP’s share of joint venture net unrealized loss on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Balance at December 31, 2013	$(15,573)	$(5,015)	$4,926	$(15,662)
Other comprehensive (loss) income before reclassifications	(51)	(1,746)	129	(1,668)
Amounts reclassified from accumulated other comprehensive income	692	1,273	—	1,965
Balance at March 31, 2014	$(14,932)	$(5,488)	$5,055	$(15,365)
___________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) are included in interest expense in the respective consolidated statements of income. As of March 31, 2014 and December 31, 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, were $13.7 million and $14.2 million, respectively.

(2)	Amounts reclassified from accumulated other comprehensive income (loss) are included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$32,130	$3,865	$25,028	$3,237
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$1,217	—	$1,217	—

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

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
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt and preferred equity investments	$1,493,725	(1)	$1,304,839	(1)

Fixed rate debt	$5,593,899	5,953,719	$5,599,960	$5,886,980
Variable rate debt	1,601,520	1,613,573	1,319,948	1,327,422
	$7,195,419	$7,567,292	$6,919,908	$7,214,402
_____________________________________

(1)
Debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.6 billion at March 31, 2014. At December 31, 2013, debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2014 and December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

17. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
The following table summarizes the notional and fair value of our consolidated derivative financial instruments at March 31, 2014 based on Level 2 information pursuant to ASC 810-10. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$263,426	6.000%	November 2013	November 2015	Other Assets	$2
Interest Rate Cap	137,500	4.000%	October 2013	September 2015	Other Assets	2
Interest Rate Swap	30,000	2.295%	July 2010	June 2016	Other Liabilities	(1,177)
Interest Rate Swap	8,500	0.740%	February 2012	February 2015	Other Liabilities	(40)
						$(1,213)
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $2.8 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $5.4 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) or Recognized into Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps/Caps	$(51)	$(41)	Interest expense	$692	$468	Interest expense	$1	$—
Share of unconsolidated joint ventures' derivative instruments	(1,746)	221	Equity in net income from unconsolidated joint ventures	1,273	1,240	Equity in net income from unconsolidated joint ventures	—	—
	$(1,797)	$180		$1,965	$1,708		$1	$—

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

18. Commitments and Contingencies
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
Real Estate Purchase Commitment
In March 2014, we entered into a contract to acquire the interest of SITQ, our joint venture partner, in 388-390 Greenwich Street, thereby assuming full ownership of the property upon closing. This transaction, which is valued at a gross valuation price of $1.6 billion, is expected to be completed in the second quarter of 2014, subject to the satisfaction of customary closing conditions.
Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2014 (in thousands):

	Capital lease (1)	Non-cancellable operating leases (1)
Remaining 2014	$1,719	$26,516
2015	2,363	35,511
2016	2,531	35,943
2017	2,652	36,176
2018	2,652	36,176
Thereafter	353,826	1,409,808
Total minimum lease payments	365,743	$1,580,130
Less amount representing interest	(317,844)
Present value of net minimum lease payments	$47,899
_________________________________

(1)	Amounts include commitments related to the asset that is held for sale at March 31, 2014.
19. Segment Information
The Company is a REIT engaged in all aspects of property ownership and management including investment, leasing, operations, capital improvements, development, financing, construction and maintenance in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
Our real estate portfolio is primarily located in the geographical markets of the New York Metropolitan area. The primary sources of revenue are generated from tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 4, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

Selected results of operations for the three months ended March 31, 2014 and 2013, and selected asset information as of March 31, 2014 and December 31, 2013, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2014	$327,044	$54,084	$381,128
March 31, 2013	307,245	52,708	359,953
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate
Three months ended:
March 31, 2014	$5,683	$45,583	$51,266
March 31, 2013	(14,922)	43,350	28,428
Total assets
As of:
March 31, 2014	$13,855,420	$1,507,869	$15,363,289
December 31, 2013	13,641,727	1,317,274	14,959,001
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our MRA facility and 2012 credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $23.3 million and $21.1 million for the three months ended March 31, 2014 and 2013, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate	$51,266	$28,428
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	104,640	—
Income from continuing operations	155,906	28,428
Net income from discontinued operations	706	796
Gain on sale of discontinued operations	—	1,113
Net income	$156,612	$30,337

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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of March 31, 2014, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23		17,306,045	10	6,465,415	33	23,771,460	94.3%
	Retail	7	(2)	389,317	8	432,250	15	821,567	93.0%
	Development/Redevelopment	10		973,790	4	1,261,482	14	2,235,272	55.0%
	Fee Interest	2		961,400	—	—	2	961,400	100.0%
		42		19,630,552	22	8,159,147	64	27,789,699	91.3%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	80.9%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		85,000	1	65,641	2	150,641	40.7%
		29		4,502,400	5	1,287,741	34	5,790,141	80.0%
Total commercial properties		71		24,132,952	27	9,446,888	98	33,579,840	89.4%
Residential:
Manhattan	Residential	2	(2)	653,337	—	—	2	653,337	94.7%
Suburban	Residential	1		66,611	—	—	1	66,611	87.7%
Total residential properties		3		719,948	—	—	3	719,948	94.0%
Total portfolio		74		24,852,900	27	9,446,888	101	34,299,788	89.5%
______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of March 31, 2014, we also managed two office buildings owned by third parties and affiliated companies, which included 708,500 square feet. As of March 31, 2014, we also held debt and preferred equity investments with a book value of $1.5 billion.
Critical Accounting Policies
Refer to the 2013 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the three months ended March 31, 2014.

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013
The following comparison for the three months ended March 31, 2014, or 2014, to the three months ended March 31, 2013, or 2013, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2013 and at March 31, 2014 and totaled 60 of our 74 consolidated properties, representing 81.2% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2014 and 2013 and all non-Same-Store Properties, including properties that are under development or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2014	2013	$ Change	% Change	2014	2013	2014	2013	2014	2013	$ Change	% Change

Rental revenue	$255.1	$255.2	$(0.1)	—%	$17.2	$8.1	$(0.2)	$(1.6)	$272.1	$261.7	$10.4	4.0%
Escalation and reimbursement	37.6	38.5	(0.9)	(2.3)%	2.7	1.3	0.1	—	40.4	39.8	0.6	1.5%
Investment income	—	—	—	—%	—	—	54.1	52.7	54.1	52.7	1.4	2.7%
Other income	1.2	2.7	(1.5)	(55.6)%	—	0.1	13.4	2.9	14.6	5.7	8.9	156.1%
Total revenues	293.9	296.4	(2.5)	(0.8)%	19.9	9.5	67.4	54.0	381.2	359.9	21.3	5.9%

Property operating expenses	125.2	124.4	0.8	0.6%	9.8	5.4	1.8	1.9	136.8	131.7	5.1	3.9%
Transaction related costs, net of recoveries	0.1	—	0.1	—%	1.2	0.5	1.2	0.9	2.5	1.4	1.1	78.6%
Marketing, general and administrative	—	—	—	—%	—	—	23.3	21.1	23.3	21.1	2.2	10.4%
	125.3	124.4	0.9	0.7%	11.0	5.9	26.3	23.9	162.6	154.2	8.4	5.4%
Net operating income	$168.6	$172.0	$(3.4)	(2.0)%	$8.9	$3.6	$41.1	$30.1	218.6	205.7	12.9	6.3%
Other income (expenses):
Interest expense, net of interest income									(84.0)	(85.2)	1.2	(1.4)%
Depreciation and amortization									(89.4)	(78.6)	(10.8)	13.7%
Equity in net income from unconsolidated joint ventures									6.1	5.1	1.0	19.6%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									104.6	—	104.6	100.0%
Gain on sale of investment in marketable securities									—	(0.1)	0.1	(100.0)%
Loss on early extinguishment of debt									—	(18.5)	18.5	(100.0)%
Income from continuing operation									155.9	28.4	127.5	448.9%
Net income from discontinued operations									0.7	0.8	(0.1)	(12.5)%
Gain on sale of discontinued operations									—	1.1	(1.1)	(100.0)%
Net income									$156.6	$30.3	$126.3	416.8%

Rental, Escalation and Reimbursement Revenues
Occupancy in the Same-Store consolidated office properties increased to 91.0% at March 31, 2014 as compared to 90.9% at March 31, 2013. Occupancy for our Same-Store Manhattan consolidated office portfolio decreased to 94.1% at March 31, 2014 as compared to 94.2% at March 31, 2013 due to expected vacancies. Occupancy for our Suburban consolidated office portfolio increased to 78.7% at March 31, 2014 as compared to 77.4% at March 31, 2013.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

The following table presents a summary of the leasing activity for the three months ended March 31, 2014 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period	1,155,271
Property out of redevelopment	155,684
Space which became available during the period(3)
• Office	373,999
• Retail	5,700
• Storage	1,090
	380,789
Total space available	1,691,744
Space leased during the period:
• Office(4)	309,763	338,165	$59.82	$54.88	$46.81	2.7	6.0
• Retail	18,252	18,427	$87.61	$62.92	$44.59	5.0	15.1
• Storage	—	—	$—	$—	$—	—	—
Total space leased	328,015	356,592	$61.26	$55.08	$46.69	2.8	6.4

Total available space at end of the period	1,363,729

Early renewals
• Office	137,978	154,480	$63.59	$53.13	$12.76	1.5	4.8
• Retail	—	—	$—	$—	$—	—	—
• Storage	1,569	1,539	$31.78	$26.61	$0.99	—	4.6
Total early renewals	139,547	156,019	$63.28	$52.87	$12.65	1.5	4.8

Total commenced leases, including replaced previous vacancy
• Office		492,645	$61.00	$54.15	$36.13	2.3	5.6
• Retail		18,427	$87.61	$62.92	$44.59	5.0	15.1
• Storage		1,539	$31.78	$26.61	$0.99	—	4.6
Total commenced leases		512,611	$61.87	$54.17	$36.33	2.4	5.9

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,069,848
Property out of redevelopment	112,921
Space which became available during the period(3)
• Office	92,029
• Retail	685
• Storage	350
	93,064
Total space available	1,275,833
Space leased during the year:
• Office(5)	124,206	129,746	$29.87	$29.72	$29.38	3.6	7.3
• Retail	—	—	$—	$—	$—	—	—
• Storage	150	150	$14.40	$13.12	$—	—	5.4
Total space leased	124,356	129,896	$29.85	$29.68	$29.38	3.6	7.3

Total available space at end of the period	1,151,477

Early renewals
• Office	21,061	23,453	$33.19	$31.22	$15.01	2.4	6.6
• Retail	—	—	$—	$—	$—	—	—
• Storage	—	—	$—	$—	$—	—	—
Total early renewals	21,061	23,453	$33.19	$31.22	$15.01	2.40	6.6

Total commenced leases, including replaced previous vacancy
• Office		153,199	$30.37	$30.10	$27.18	3.4	7.2
• Retail		—	$—	$—	$—	—	—
• Storage		150	$14.40	$13.12	$—	—	5.4
Total commenced leases		153,349	$30.36	$30.07	$27.15	3.4	7.2
_________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $57.66 per rentable square feet for 213,984 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $60.15 per rentable square feet for 368,464 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $30.06 per rentable square feet for 68,187 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $30.86 per rentable square feet for 91,640 rentable square feet.

At March 31, 2014, 7.4% and 6.7% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan properties would be approximately 16.8% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan properties were approximately 16.9% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban properties would be approximately 1.7% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban properties were approximately 3.3% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
Rental revenues increased primarily as a result of the properties acquired in 2013 ($10.4 million).

Escalation and reimbursement revenue increased primarily as a result of the properties acquired in 2013 ($1.5 million), partially offset by lower recoveries at the Same Store Properties ($0.9 million). The decrease in escalation and reimbursement revenue at the Same-Store Properties was primarily a result of lower electric reimbursements ($1.0 million) and operating expense escalations ($0.7 million), partially offset by higher real estate recoveries ($0.8 million).
Investment Income
Investment income increased primarily as a result of additional income recognized on one mezzanine investment for which the underlying property is expected to be sold ($10.1 million) and additional income on a financing receivable ($4.2 million) which we began accruing interest following the completion of the development of the underlying property. This increase is partially offset by the additional income earned from the sale of 50% of our interest in one of our debt investments in 2013 ($12.9 million). The weighted average debt and preferred investment balance outstanding and weighted average yield were flat, which were $1.4 billion and 10.6%, respectively, for both the three months ended March 31, 2014 and 2013. As of March 31, 2014, our debt and preferred equity investments had a weighted average term to maturity of 2.0 years.
Other Income
Other income increased primarily as a result of incentive income received from a joint venture investment ($7.7 million) and higher contribution from Service Corporation ($3.9 million), partially offset by lower lease buy out income at the Same-Store Properties ($0.8 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of the properties acquired in 2013 ($5.6 million) and higher operating expenses at the Same Store Properties ($0.8 million). The increase in property operating expenses at the Same-Store Properties was due mainly to higher real estate taxes ($0.8 million) and payroll costs ($0.9 million), partially offset by lower repairs and maintenance ($0.8 million).
Transaction Related Costs
Transaction related costs increased primarily as a result of a higher volume of investment activity in the current period.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended March 31, 2014 were $23.3 million, or 5.2% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets compared to $21.1 million, or 5.0% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets for the three months ended March 31, 2013.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, decreased primarily as a result of the capitalization of interest relating to properties under development ($1.5 million) and refinancing of 220 East 42nd Street ($0.9 million), partially offset by increased borrowing on the 2012 credit facility ($0.9 million). The weighted average debt balance outstanding increased from $6.7 billion during the three months ended March 31, 2013 to $7.1 billion during the three months ended March 31, 2014. The weighted average interest rate decreased from 4.86% for the three months ended March 31, 2013 to 4.60% for the three months ended March 31, 2014.
Depreciation and Amortization
Depreciation and amortization increased mainly as a result of the properties acquired in 2013 ($7.5 million) and the remaining increase was a result of increased capital expenditures at the properties.
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures increased primarily as a result of higher net income contributions from the West Coast Office portfolio ($2.7 million), which interests were sold in March 2014, 724 Fifth Avenue ($1.3 million) as a result of the early renewal of its retail tenant, 180 Broadway ($0.7 million) as a result of commencement of its leases following the completion of its the redevelopment project in June 2013 and 800 Third Avenue ($0.6 million) as a result of increased occupancy. The increase was partially offset by lower net income contributions from 100 Park Avenue (2.0 million) as a result of refinancing and early prepayment of its debt, 3 Columbus Circle ($0.9 million) and 280 Park Avenue ($0.7 million). Occupancy at our unconsolidated Manhattan office properties was 94.8% at March 31, 2014 and 92.5% at March 31, 2013. Occupancy at our unconsolidated Suburban office properties was 88.9% at March 31, 2014 and 84.7% at March 31, 2013. At March 31, 2014, 6.4% and 20.7% of the space leased at our Manhattan and Suburban joint venture office properties, respectively, were expected to expire during the remainder of 2014. We estimate that current market asking rents on these expected 2014 lease expirations at our Manhattan and Suburban joint venture properties are approximately 30.8% higher and 5.2% lower, respectively, than then existing in-place fully escalated rents.

Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the three months ended March 31, 2014, we recognized gains on the sale of our partnership interests in 21 West 34th Street ($20.9 million) and the West Coast Office portfolio ($85.5 million), partially offset by additional post closing costs related to the sale of our partnership interest in 27-29 West 34th Street ($1.9 million).
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three months ended March 31, 2013 was attributable to the refinancing of the mortgage at 1515 Broadway.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2014 includes the results of operations of 673 First Avenue, which is held for sale at March 31, 2014. Discontinued operations for the three months ended March 31, 2013 includes the gain on sale recognized for 44 West 55th Street ($1.1 million), which closed in February 2013, and the results of operations for 300 Main Street, 333 West 34th Street and 44 West 55th Street and, which closed in September, August and February 2013, respectively.
Reconciliation of Same-Store Operating Income to Net Operating Income
We present Same-Store net operating income, or Same-Store NOI, because we believe that these measures provide investors with useful information regarding the operating performance of properties that are comparable for the periods presented. We determine Same-Store net operating income by subtracting Same-Store property operating expenses and ground rent from Same-Store rental revenues and other income. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. None of these measures is an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.
 For properties owned since January 1, 2013 (excluding assets held for sale) and still owned and operated at March 31, 2014, Same-Store NOI is determined as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Rental revenues	$292.7	$293.7
Other income	1.2	2.7
Total revenues	293.9	296.4
Property operating expenses	125.2	124.4
Operating income	168.7	172.0
Less: Non-building revenue	0.2	0.9
Same-Store NOI	$168.5	$171.1
 Same-Store NOI slightly decreased by $2.6 million, or 1.5%, from $171.7 million for the three months ended March 31, 2013 to $168.5 million for the three months ended March 31, 2014.
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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2014 are as follows (in thousands):

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Property mortgages and other loans	$180,010	$276,893	$649,380	$1,147,792	$85,568	$2,419,163	$4,758,806
MRA facility	212,216	—	—	—	—	—	212,216
Corporate obligations	75,898	7	255,308	355,008	250,000	1,333,000	2,269,221
Joint venture debt-our share	41,973	45,362	559,777	932,912	28	353,585	1,933,637
Total	$510,097	$322,262	$1,464,465	$2,435,712	$335,596	$4,105,748	$9,173,880
As of March 31, 2014, we had $479.3 million of consolidated cash on hand, inclusive of $32.1 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash Flows
The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 1. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents were $447.2 million and $220.1 million at March 31, 2014 and 2013, respectively, representing an increase of $227.1 million. The increase was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Net cash provided by operating activities	$88,148	$89,556	$(1,408)
Net cash used in investing activities	$(71,801)	$(169,076)	$97,275
Net cash provided by financing activities	$224,123	$109,640	$114,483
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2014, our Manhattan and Suburban consolidated office portfolio were 94.1% and 78.7%, respectively, occupied. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$48,500
Capital expenditures and capitalized interest	(36,596)
Escrow cash-capital improvements/acquisition deposits	(35,052)
Joint venture investments	31,030
Distributions from joint ventures	67,225
Proceeds from sales of real estate/partial interest in property	103,344
Debt and preferred equity and other investments	(81,176)
Decrease in net cash used by investing activities	$97,275
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $11.6 million for the three months ended March 31, 2013 to $48.2 million for the three months ended March 31, 2014. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and new leasing activity.
We generally fund our investment activity through property-level financing, our 2012 credit facility, MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sale of real estate and from time to time, the Company issues common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(411,117)
Repayments under our debt obligations	528,830
Noncontrolling interests, contributions in excess of distributions	53
Other financing activities	9,697
Proceeds from issuance of common and preferred stock	81
Dividends and distributions paid	(13,061)
Decrease in net cash provided in financing activities	$114,483
Capitalization
As of March 31, 2014, SL Green had 95,318,446 shares of common stock, 3,000,257 common units of limited partnership interest in the Operating Partnership held by persons other than the Company, 9,200,000 shares of SL Green's 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $49.6 million.
At-the-Market Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. As of March 31, 2014, $2.8 million remained available for issuance of common stock under the ATM Program.
Dividend Reinvestment and Stock Purchase Plan
In March 2012, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRIP. The DRIP commenced on September 24, 2001.
During the three months ended March 31, 2014, the Company issued 160 shares of SL Green's common stock and received approximately $15,000 of net proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of the stockholders. Subject to adjustments upon certain corporate transactions or events, up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan.  As of March 31, 2014, 3,400,000 fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.
2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15.0 million up to approximately $75.0 million of LTIP Units in the Operating Partnership based on the Company's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25.0 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, the Company's aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units vested December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder is scheduled to vest on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $0.3 million and $1.9 million during the three months ended March 31, 2014 and 2013, respectively, related to the 2010 Long-Term Compensation Plan.
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
The cost of the 2011 Outperformance Plan (approximately $26.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.9 million and $2.8 million during the three months ended March 31, 2014 and 2013, respectively, related to the 2011 Outperformance Plan.
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
During the three months ended March 31, 2014, 7,256 phantom stock units were earned. As of March 31, 2014, there were 78,767 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2014, 75,251 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At March 31, 2014, borrowings under our mortgages and other loans payable, our 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 47.2% of our combined market capitalization of $19.3 billion (based on a common stock price of $100.62 per share, the closing price of SL Green's common stock on the NYSE on March 31, 2014). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2014 and December 31, 2013, respectively (amounts in thousands).

	March 31, 2014	December 31, 2013
Debt Summary:
Balance
Fixed rate	$5,555,730	$5,561,749
Variable rate—hedged	38,169	38,211
Total fixed rate	5,593,899	5,599,960
Variable rate	935,430	774,301
Variable rate—supporting variable rate assets	666,090	545,647
Total variable rate	1,601,520	1,319,948
Total	$7,195,419	$6,919,908
Percent of Total Debt:
Total fixed rate	77.7%	80.9%
Variable rate	22.3%	19.1%
Total	100.0%	100.0%
Effective Interest Rate for the Period:
Fixed rate	5.25%	5.33%
Variable rate	2.14%	2.39%
Effective interest rate	4.60%	4.81%
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.15% and 0.17% at March 31, 2014 and December 31, 2013, respectively). Our consolidated debt at March 31, 2014 had a weighted average term to maturity of 5.7 years.
Certain of our debt and preferred equity investments, with a face amount of $666.1 million at March 31, 2014, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of March 31, 2014, our total mortgage debt (excluding our share of joint venture mortgage debt of $1.9 billion) consisted of $4.1 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 5.29% and $0.8 billion of variable rate debt with an effective weighted average interest rate of 2.57%.
Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility, entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $783.0 million term loan facility, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At March 31, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At March 31, 2014, the effective interest rate was 1.62% for the revolving credit facility and 1.84% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2014, the facility fee was 30 basis points. At March 31, 2014, we had $71.6 million of outstanding letters of credit and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the revolving credit facility.
In connection with the amendment of the 2012 credit facility, we incurred debt origination and other loan costs of $2.8 million. We evaluated the modification pursuant to ASC 470 and determined that the terms of the amendment were not substantially different from the terms of the previous 2012 credit facility. As a result, these deferred costs and the unamortized balance of the costs previously incurred are amortized through the extended maturity date of the term loan facility.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us an ability to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over one-month LIBOR depending on the pledged collateral. At March 31, 2014, we had $212.2 million outstanding under this facility.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2014 Unpaid Principal Balance	March 31, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,217	255,206	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	300,571	297,837	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,696	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,701	3.00%	3.00%	20	March 30, 2027
	$1,386,221	$1,341,397	$1,339,330
_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of the SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.7153 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of March 31, 2014, $44.4 million remained to be amortized into the debt balance.

(4)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(5)
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

(6)
Issued by the Operating Partnership. Interest on these remaining exchangeable notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events.

Junior Subordinate Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million of Trust Preferred Securities, which are reflected on the consolidated balance sheet as Junior Subordinate Deferrable Interest Debentures. The $100.0 million of junior subordinate deferrable interest debentures have a 30-year term ending July 2035. They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the interest rate will float at three month LIBOR plus 125 basis points. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium.
Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2014, we were in compliance with all such covenants.
Market Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2014 would increase our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $9.1 million and would increase our share of joint venture annual interest cost by approximately $8.0 million.
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
We have $5.6 billion of fixed-rate long-term debt, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and variable rate joint venture debt as of March 31, 2014 was based on LIBOR plus a spread ranging from 90 basis points to 950 basis points.
Contractual Obligations
Refer to our 2013 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2014.
Off-Balance Sheet Arrangements
We have a number of off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 4, "Debt and Preferred Equity Investments" and Note 5, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the nine months ending December 31, 2014, we expect to incur approximately $134.8 million of our share of recurring capital expenditures and $74.6 million of development expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $157.3 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.00 per share, we would pay approximately $190.9 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $0.9 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. We also recorded expenses of $3.5 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Marketing Services
A-List Marketing, LLC, or A-List, provides marketing services to us. Deena Wolff, a sister of Marc Holliday, our chief executive officer, is the owner of A-List. We recorded approximately $17,800 and $2,400 for the three months ended March 31, 2014 and 2013, respectively, for these services.
Leases
Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of approximately $104,800 and $118,200 for the three months ended March 31, 2014 and 2013, respectively.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of March 31, 2014, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2014. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
We own Belmont and the accounts of Belmont are part of our consolidated financial statements. If Belmont experiences a loss and is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.
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

FFO for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to SL Green common stockholders	$146,090	$18,909
Add:
Depreciation and amortization	89,379	78,623
Discontinued operations depreciation adjustments	433	2,067
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	12,988	7,527
Net income attributable to noncontrolling interests	6,219	3,456
Less:
Gain on sale of discontinued operations	—	1,113
Equity in net gain on sale of joint venture property/interest	104,640	—
Depreciation and amortization on non-rental real estate assets	514	245
Funds from Operations	$149,955	$109,224
Cash flows provided by operating activities	$88,148	$89,556
Cash flows used in investing activities	$(71,801)	$(169,076)
Cash flows provided by financing activities	$224,123	$109,640
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

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2013 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2013.
ITEM 4.    CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
SL GREEN OPERATING PARTNERSHIP
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Operating Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Operating Partnership to disclose material information otherwise required to be set forth in the Operating Partnership's periodic reports. Also, the Operating Partnership has investments in certain unconsolidated entities. As the Operating Partnership does not control these entities, the Operating Partnership's disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2014, neither the Company nor the Operating Partnership were involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in "Part I. Item 1A. Risk Factors" in the 2013 Annual Report on Form 10-K of the Company and the Operating Partnership.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a)         Exhibits:

10.1
First Amendment to Amended and Restated Agreement Credit Agreement, dated March 21, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, dated March 24, 2014, filed with the SEC on March 24, 2014.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3
Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.4
Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.1
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ James Mead
Date: May 12, 2014		James Mead Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ James Mead
Date: May 12, 2014	By:	James Mead Chief Financial Officer