Form 10-Q
period 2014-06-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2014-08-11
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
SL Green Realty Corp. YES ☐ NO ☒ SL Green Operating Partnership, L.P. YES ☐  NO ☒
The number of shares outstanding of SL Green Realty Corp.'s common stock, $0.01 par value, was 95,599,482 as of July 31, 2014. As of July 31, 2014, 876,199 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2014 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
The Company owns 96.47% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of June 30, 2014, noncontrolling investors held, in aggregate, a 3.53% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 11, Noncontrolling Interest on the Company’s Consolidated Financial Statements;

◦	Note 12, Stockholders' Equity of the Company;

◦	Note 13, Partners' Capital of the Operating Partnership;

◦	Note 15, Accumulated Other Comprehensive Loss of the Company; and

◦	Note 16, Accumulated Other Comprehensive Loss of the Operating Partnership.

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

(i)

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,466,587	$3,032,526
Building and improvements	8,843,315	7,884,663
Building leasehold and improvements	1,390,004	1,366,281
Properties under capital lease	27,445	50,310
	13,727,351	12,333,780
Less: accumulated depreciation	(1,769,428)	(1,646,240)
	11,957,923	10,687,540
Assets held for sale	339,809	—
Cash and cash equivalents	308,103	206,692
Restricted cash	157,225	142,051
Investment in marketable securities	39,912	32,049
Tenant and other receivables, net of allowance of $20,026 and $17,325 in 2014 and 2013, respectively	51,844	60,393
Related party receivables	8,915	8,530
Deferred rents receivable, net of allowance of $27,616 and $30,333 in 2014 and 2013, respectively	354,388	386,508
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,633 and $18,593 in 2014 and 2013, respectively, and allowance of $1,000 in 2013	1,547,808	1,304,839
Investments in unconsolidated joint ventures	971,926	1,113,218
Deferred costs, net	300,043	267,058
Other assets	679,840	750,123
Total assets	$16,717,736	$14,959,001
Liabilities
Mortgages and other loans payable	$5,939,176	$4,860,578
Revolving credit facility	—	220,000
Term loan and senior unsecured notes	2,127,206	1,739,330
Accrued interest payable and other liabilities	128,730	114,622
Accounts payable and accrued expenses	164,215	145,889
Deferred revenue	223,394	263,261
Capitalized lease obligations	20,635	47,671
Deferred land leases payable	1,044	22,185
Dividend and distributions payable	53,193	52,255
Security deposits	65,166	61,308
Liabilities related to assets held for sale	193,375	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,016,134	7,627,099
Commitments and contingencies	—	—
Noncontrolling interests in the Operating Partnership	379,805	265,476
Preferred Units	49,550	49,550

SL Green Realty Corp.
Consolidated Balance Sheets (cont.)
(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2014 and December 31, 2013	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 99,188 and 98,563 issued and outstanding at June 30, 2014 and December 31, 2013, respectively (including 3,601 and 3,570 shares held in Treasury at June 30, 2014 and December 31, 2013, respectively)	993	986
Additional paid-in-capital	5,085,965	5,015,904
Treasury stock at cost	(320,152)	(317,356)
Accumulated other comprehensive loss	(6,196)	(15,211)
Retained earnings	1,797,580	1,619,150
Total SL Green stockholders' equity	6,780,122	6,525,405
Noncontrolling interests in other partnerships	492,125	491,471
Total equity	7,272,247	7,016,876
Total liabilities and equity	$16,717,736	$14,959,001
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenue, net	$285,234	$262,743	$551,755	$518,560
Escalation and reimbursement	39,529	38,747	79,912	78,551
Investment income	39,714	46,731	93,798	99,439
Other income	22,750	5,723	37,331	11,015
Total revenues	387,227	353,944	762,796	707,565
Expenses
Operating expenses, including $4,450 and $7,861 (2014) and $3,953 and $7,842 (2013) of related party expenses	70,675	68,611	144,160	139,780
Real estate taxes	53,267	51,749	108,583	104,203
Ground rent	8,040	7,930	16,073	16,058
Interest expense, net of interest income	78,611	79,551	156,330	157,860
Amortization of deferred financing costs	5,500	4,229	9,357	8,681
Depreciation and amortization	94,838	81,577	184,217	160,200
Transaction related costs, net of recoveries	1,697	1,706	4,171	3,085
Marketing, general and administrative	23,872	21,514	47,128	42,582
Total expenses	336,500	316,867	670,019	632,449
Income from continuing operations before equity in net income (loss) from unconsolidated joint ventures, equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, loss on sale of investment in marketable securities and loss on early extinguishment of debt	50,727	37,077	92,777	75,116
Equity in net income (loss) from unconsolidated joint ventures	8,619	(3,761)	14,748	1,313
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	1,444	(3,583)	106,084	(3,583)
Purchase price fair value adjustment	71,446	(2,305)	71,446	(2,305)
Loss on sale of investment in marketable securities	—	(8)	—	(65)
Loss on early extinguishment of debt	(1,028)	(10)	(1,025)	(18,523)
Income from continuing operations	131,208	27,410	284,030	51,953
Net income from discontinued operations	4,389	3,838	8,178	8,519
Gain on sale of discontinued operations	114,735	—	114,735	1,113
Net income	250,332	31,248	406,943	61,585
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(8,645)	(244)	(13,374)	(799)
Noncontrolling interests in other partnerships	(1,843)	(3,004)	(3,333)	(5,905)
Preferred units distribution	(565)	(565)	(1,130)	(1,130)
Net income attributable to SL Green	239,279	27,435	389,106	53,751
Preferred stock redemption costs	—	(12,160)	—	(12,160)
Perpetual preferred stock dividends	(3,738)	(6,999)	(7,475)	(14,406)
Net income attributable to SL Green common stockholders	$235,541	$8,276	$381,631	$27,185
Amounts attributable to SL Green common stockholders:
Income from continuing operations	$50,346	$10,268	$91,361	$23,549
Purchase price fair value adjustment	68,909	(2,240)	69,027	(2,239)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	1,393	(3,482)	102,492	(3,481)
Net income from discontinued operations	4,233	3,730	7,901	8,275
Gain on sale of discontinued operations	110,660	—	110,850	1,081
Net income attributable to SL Green common stockholders	$235,541	$8,276	$381,631	$27,185

SL Green Realty Corp.
Consolidated Statements of Income (cont.)
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Income from continuing operations before gains (loss) on sale and discontinued operations	$1.25	$0.09	$1.69	$0.23
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	0.02	(0.04)	1.08	(0.03)
Net income from discontinued operations	0.04	0.04	0.08	0.09
Gain on sale of discontinued operations	1.16	—	1.16	0.01
Net income attributable to SL Green common stockholders	$2.47	$0.09	$4.01	$0.30
Diluted earnings per share:
Income from continuing operations before gains (loss) on sale and discontinued operations	$1.24	$0.09	$1.68	$0.23
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	0.02	(0.04)	1.07	(0.03)
Net income from discontinued operations	0.05	0.04	0.08	0.09
Gain on sale of discontinued operations	1.15	—	1.16	0.01
Net income attributable to SL Green common stockholders	$2.46	$0.09	$3.99	$0.30
Dividends per share	$0.50	$0.33	$1.00	$0.66
Basic weighted average common shares outstanding	95,455	91,660	95,288	91,530
Diluted weighted average common shares and common share equivalents outstanding	99,484	94,536	99,128	94,452
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$250,332	$31,248	$406,943	$61,585
Other comprehensive income:
Change in net unrealized gain on derivative instruments, including SL Green's share of joint venture net unrealized gain on derivative instruments	7,293	9,799	7,461	11,687
Change in unrealized gain (loss) on marketable securities	1,659	(1,848)	1,788	(207)
Other comprehensive income	8,952	7,951	9,249	11,480
Comprehensive income	259,284	39,199	416,192	73,065
Net income attributable to noncontrolling interests	(11,053)	(3,813)	(17,837)	(7,834)
Other comprehensive income attributable to noncontrolling interests	(276)	(456)	(234)	(515)
Comprehensive income attributable to SL Green	$247,955	$34,930	$398,121	$64,716
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Number of Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2013	$221,932	94,993	$986	$5,015,904	$(317,356)	$(15,211)	$1,619,150	$491,471	$7,016,876
Net income							389,106	3,333	392,439
Other comprehensive income						9,015			9,015
Preferred dividends							(7,475)		(7,475)
DRIP proceeds				26					26
Conversion of units of the Operating Partnership to common stock		233	2	23,064					23,066
Reallocation of noncontrolling interest in the Operating Partnership							(107,925)		(107,925)
Deferred compensation plan and stock award, net		2	—	1,406	(2,796)				(1,390)
Amortization of deferred compensation plan				17,069					17,069
Issuance of common stock		82	1	8,749					8,750
Proceeds from stock options exercised		277	4	19,747					19,751
Contributions to consolidated joint venture interest								1,673	1,673
Cash distributions to noncontrolling interests								(4,352)	(4,352)
Cash distributions declared ($1.00 per common share, none of which represented a return of capital for federal income tax purposes)							(95,276)		(95,276)
Balance at June 30, 2014	$221,932	95,587	$993	$5,085,965	$(320,152)	$(6,196)	$1,797,580	$492,125	$7,272,247
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$406,943	$61,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,029	173,029
Equity in net income from unconsolidated joint ventures	(14,748)	(1,313)
Distributions of cumulative earnings from unconsolidated joint ventures	14,645	13,467
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(106,084)	3,583
Purchase price fair value adjustment	(71,446)	2,305
Depreciable real estate reserves	—	2,150
Gain on sale of discontinued operations	(114,735)	(1,113)
Loss on early extinguishment of debt	1,025	10,968
Deferred rents receivable	(26,727)	(29,452)
Other non-cash adjustments	(11,162)	(28,675)
Changes in operating assets and liabilities:
Restricted cash—operations	(4,850)	6,127
Tenant and other receivables	5,890	4,896
Related party receivables	(853)	768
Deferred lease costs	(10,688)	(19,106)
Other assets	(438)	4,075
Accounts payable, accrued expenses and other liabilities and security deposits	12,973	1,793
Deferred revenue and deferred land leases payable	2,788	4,601
Net cash provided by operating activities	276,562	209,688
Investing Activities
Acquisitions of real estate property	(208,614)	(52,534)
Additions to land, buildings and improvements	(134,249)	(61,531)
Escrowed cash—capital improvements/acquisition deposits	(38,227)	(394)
Investments in unconsolidated joint ventures	(170,532)	(81,913)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	157,699	11,117
Net proceeds from disposition of real estate/joint venture interest	258,076	5,852
Proceeds from sale of marketable securities	3,555	190
Purchase of marketable securities	(10,025)	(5,305)
Other investments	20,594	(12,994)
Origination of debt and preferred equity investments	(256,730)	(277,877)
Repayments or redemption of debt and preferred equity investments	60,412	432,667
Net cash used in investing activities	(318,041)	(42,722)

SL Green Realty Corp.
Consolidated Statements of Cash Flows (cont.)
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2014	2013
Financing Activities
Proceeds from mortgages and other loans payable	1,601,603	980,333
Repayments of mortgages and other loans payable	(1,496,224)	(833,728)
Proceeds from revolving credit facility, term loan and senior unsecured notes	683,000	370,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(520,690)	(404,970)
Proceeds from stock options exercised and DRIP issuance	19,777	8,995
Net proceeds from sale of common stock	8,750	8,487
Net proceeds from sale of preferred stock	—	(9)
Redemption of preferred stock	—	(192,500)
Distributions to noncontrolling interests in other partnerships	(4,352)	(8,152)
Contributions from noncontrolling interests in other partnerships	1,548	3,364
Distributions to noncontrolling interests in the Operating Partnership	(3,598)	(1,775)
Dividends paid on common and preferred stock	(102,943)	(79,534)
Deferred loan costs and capitalized lease obligation	(43,981)	(8,492)
Net cash provided by (used in) financing activities	142,890	(157,981)
Net increase in cash and cash equivalents	101,411	8,985
Cash and cash equivalents at beginning of period	206,692	189,984
Cash and cash equivalents at end of period	$308,103	$198,969

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,406	$—
Issuance of units in the Operating Partnership	19,460	12,675
Redemption of units in the Operating Partnership	23,066	17,287
Issuance of preferred units of limited partnership interest in the Operating Partnership	4,000	—
Fair value adjustment to noncontrolling interest in the Operating Partnership	107,925	36,091
Derivative instruments at fair value	17,088	479
Tenant improvements and capital expenditures payable	7,192	9,665
Capital leased asset	—	9,992
Transfer to net assets held for sale	339,809	207,665
Transfer to liabilities related to net assets held for sale	193,375	11,894
Transfer of financing receivable to debt investment	19,675	—
Deferred leasing payable	659	4,872
Consolidation of real estate	1,316,591	90,934
Assumption of mortgage loan	—	84,642
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,466,587	$3,032,526
Building and improvements	8,843,315	7,884,663
Building leasehold and improvements	1,390,004	1,366,281
Properties under capital lease	27,445	50,310
	13,727,351	12,333,780
Less: accumulated depreciation	(1,769,428)	(1,646,240)
	11,957,923	10,687,540
Assets held for sale	339,809	—
Cash and cash equivalents	308,103	206,692
Restricted cash	157,225	142,051
Investment in marketable securities	39,912	32,049
Tenant and other receivables, net of allowance of $20,026 and $17,325 in 2014 and 2013, respectively	51,844	60,393
Related party receivables	8,915	8,530
Deferred rents receivable, net of allowance of $27,616 and $30,333 in 2014 and 2013, respectively	354,388	386,508
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,633 and $18,593 in 2014 and 2013, respectively, and allowance of $1,000 in 2013	1,547,808	1,304,839
Investments in unconsolidated joint ventures	971,926	1,113,218
Deferred costs, net	300,043	267,058
Other assets	679,840	750,123
Total assets	$16,717,736	$14,959,001
Liabilities
Mortgages and other loans payable	$5,939,176	$4,860,578
Revolving credit facility	—	220,000
Term loan and senior unsecured notes	2,127,206	1,739,330
Accrued interest payable and other liabilities	128,730	114,622
Accounts payable and accrued expenses	164,215	145,889
Deferred revenue	223,394	263,261
Capitalized lease obligations	20,635	47,671
Deferred land leases payable	1,044	22,185
Dividend and distributions payable	53,193	52,255
Security deposits	65,166	61,308
Liabilities related to assets held for sale	193,375	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,016,134	7,627,099
Commitments and contingencies	—	—
Preferred Units	49,550	49,550

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets (cont.)
(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 outstanding at both June 30, 2014 and December 31, 2013	221,932	221,932
SL Green partners' capital 991 and 979 general partner common units and 94,596 and 94,014 limited partner common units outstanding at June 30, 2014 and December 31, 2013, respectively)	6,860,374	6,506,747
Limited partner interests in SLGOP (3,500 and 2,902 limited partner common units outstanding at June 30, 2014 and December 31, 2013, respectively)	84,034	77,864
Accumulated other comprehensive loss	(6,413)	(15,662)
Total SLGOP partners' capital	7,159,927	6,790,881
Noncontrolling interests in other partnerships	492,125	491,471
Total capital	7,652,052	7,282,352
Total liabilities and capital	$16,717,736	$14,959,001
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenue, net	$285,234	$262,743	$551,755	$518,560
Escalation and reimbursement	39,529	38,747	79,912	78,551
Investment income	39,714	46,731	93,798	99,439
Other income	22,750	5,723	37,331	11,015
Total revenues	387,227	353,944	762,796	707,565
Expenses
Operating expenses, including $4,450 and $7,861 (2014) and $3,953 and $7,842 (2013) of related party expenses	70,675	68,611	144,160	139,780
Real estate taxes	53,267	51,749	108,583	104,203
Ground rent	8,040	7,930	16,073	16,058
Interest expense, net of interest income	78,611	79,551	156,330	157,860
Amortization of deferred financing costs	5,500	4,229	9,357	8,681
Depreciation and amortization	94,838	81,577	184,217	160,200
Transaction related costs, net of recoveries	1,697	1,706	4,171	3,085
Marketing, general and administrative	23,872	21,514	47,128	42,582
Total expenses	336,500	316,867	670,019	632,449
Income from continuing operations before equity in net income (loss) from unconsolidated joint ventures, equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, loss on sale of investment in marketable securities and loss on early extinguishment of debt	50,727	37,077	92,777	75,116
Equity in net income (loss) from unconsolidated joint ventures	8,619	(3,761)	14,748	1,313
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	1,444	(3,583)	106,084	(3,583)
Purchase price fair value adjustment	71,446	(2,305)	71,446	(2,305)
Loss on sale of investment in marketable securities	—	(8)	—	(65)
Loss on early extinguishment of debt	(1,028)	(10)	(1,025)	(18,523)
Income from continuing operations	131,208	27,410	284,030	51,953
Net income from discontinued operations	4,389	3,838	8,178	8,519
Gain on sale of discontinued operations	114,735	—	114,735	1,113
Net income	250,332	31,248	406,943	61,585
Net income attributable to noncontrolling interests in other partnerships	(1,843)	(3,004)	(3,333)	(5,905)
Preferred unit distributions	(565)	(565)	(1,130)	(1,130)
Net income attributable to SLGOP	247,924	27,679	402,480	54,550
Preferred unit redemption costs	—	(12,160)	—	(12,160)
Perpetual preferred unit distributions	(3,738)	(6,999)	(7,475)	(14,406)
Net income attributable to SLGOP common unitholders	$244,186	$8,520	$395,005	$27,984
Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$52,172	$10,570	$94,562	$24,240
Purchase price fair value adjustment	71,446	(2,305)	71,446	(2,305)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	1,444	(3,583)	106,084	(3,583)
Net income from discontinued operations	4,389	3,838	8,178	8,519
Gain on sale of discontinued operations	114,735	—	114,735	1,113
Net income attributable to SLGOP common unitholders	$244,186	$8,520	$395,005	$27,984

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per unit:
Income from continuing operations before gains (loss) on sale and discontinued operations	$1.25	$0.09	$1.69	$0.23
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	0.02	(0.04)	1.08	(0.03)
Net income from discontinued operations	0.04	0.04	0.08	0.09
Gain on sale of discontinued operations	1.16	—	1.16	0.01
Net income attributable to SLGOP common unitholders	$2.47	$0.09	$4.01	$0.30
Diluted earnings per unit:
Income from continuing operations before gains (loss) on sale and discontinued operations	$1.24	$0.09	$1.68	$0.23
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	0.02	(0.04)	1.07	(0.03)
Net income from discontinued operations	0.05	0.04	0.08	0.09
Gain on sale of discontinued operations	1.15	—	1.16	0.01
Net income attributable to SLGOP common unitholders	$2.46	$0.09	$3.99	$0.30
Dividends per unit	$0.50	$0.33	$1.00	$0.66
Basic weighted average common units outstanding	98,970	94,312	98,627	94,224
Diluted weighted average common units and common unit equivalents outstanding	99,484	94,536	99,128	94,452
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$250,332	$31,248	$406,943	$61,585
Other comprehensive income:
Change in net unrealized gain on derivative instruments, including SLGOP's share of joint venture net unrealized gain on derivative instruments	7,293	9,799	7,461	11,687
Change in unrealized gain (loss) on marketable securities	1,659	(1,848)	1,788	(207)
Other comprehensive income	8,952	7,951	9,249	11,480
Comprehensive income	259,284	39,199	416,192	73,065
Net income attributable to noncontrolling interests	(1,843)	(3,004)	(3,333)	(5,905)
Comprehensive income attributable to SLGOP	$257,441	$36,195	$412,859	$67,160
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		General Partner		Limited Partners
	Series I Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2013	$221,932	94,993	$6,506,747	2,902	$77,864	$(15,662)	$491,471	7,282,352
Net income	7,475		381,631		13,374		3,333	405,813
Other comprehensive income						9,249		9,249
Preferred distributions	(7,475)							(7,475)
Issuance of common units				833	19,460			19,460
DRIP proceeds		—	26					26
Redemption of units		233	23,066	(235)	(23,066)			—
Deferred compensation plan and stock award, net		2	(1,390)					(1,390)
Amortization of deferred compensation plan			17,069					17,069
Contribution to consolidated joint venture interest							1,673	1,673
Contributions—net proceeds from common stock offering		82	8,750					8,750
Contributions—proceeds from stock options exercised		277	19,751					19,751
Cash distributions to noncontrolling interests							(4,352)	(4,352)
Cash distribution declared ($1.00 per common unit, none of which represented a return of capital for federal income tax purposes)			(95,276)		(3,598)			(98,874)
Balance at June 30, 2014	$221,932	95,587	$6,860,374	3,500	$84,034	$(6,413)	$492,125	$7,652,052
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$406,943	$61,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,029	173,029
Equity in net income from unconsolidated joint ventures	(14,748)	(1,313)
Distributions of cumulative earnings from unconsolidated joint ventures	14,645	13,467
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(106,084)	3,583
Purchase price fair value adjustment	(71,446)	2,305
Depreciable real estate reserves	—	2,150
Gain on sale of discontinued operations	(114,735)	(1,113)
Loss on early extinguishment of debt	1,025	10,968
Deferred rents receivable	(26,727)	(29,452)
Other non-cash adjustments	(11,162)	(28,675)
Changes in operating assets and liabilities:
Restricted cash—operations	(4,850)	6,127
Tenant and other receivables	5,890	4,896
Related party receivables	(853)	768
Deferred lease costs	(10,688)	(19,106)
Other assets	(438)	4,075
Accounts payable, accrued expenses and other liabilities and security deposits	12,973	1,793
Deferred revenue and deferred land leases payable	2,788	4,601
Net cash provided by operating activities	276,562	209,688
Investing Activities
Acquisitions of real estate property	(208,614)	(52,534)
Additions to land, buildings and improvements	(134,249)	(61,531)
Escrowed cash—capital improvements/acquisition deposits	(38,227)	(394)
Investments in unconsolidated joint ventures	(170,532)	(81,913)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	157,699	11,117
Net proceeds from disposition of real estate/joint venture interest	258,076	5,852
Proceeds from sale of marketable securities	3,555	190
Purchase of marketable securities	(10,025)	(5,305)
Other investments	20,594	(12,994)
Origination of debt and preferred equity investments	(256,730)	(277,877)
Repayments or redemption of debt and preferred equity investments	60,412	432,667
Net cash used in investing activities	(318,041)	(42,722)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows (cont.)
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Financing Activities
Proceeds from mortgages and other loans payable	1,601,603	980,333
Repayments of mortgages and other loans payable	(1,496,224)	(833,728)
Proceeds from revolving credit facility, term loan and senior unsecured notes	683,000	370,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(520,690)	(404,970)
Contributions of proceeds from stock options exercised and DRIP issuance	19,777	8,995
Contributions of net proceeds from sale of common stock	8,750	8,487
Contributions of net proceeds from sale of preferred stock	—	(9)
Redemption of preferred stock	—	(192,500)
Distributions to noncontrolling interests in other partnerships	(4,352)	(8,152)
Contributions from noncontrolling interests in other partnerships	1,548	3,364
Distributions paid on common and preferred units	(106,541)	(81,309)
Deferred loan costs and capitalized lease obligation	(43,981)	(8,492)
Net cash provided by (used in) financing activities	142,890	(157,981)
Net increase in cash and cash equivalents	101,411	8,985
Cash and cash equivalents at beginning of period	206,692	189,984
Cash and cash equivalents at end of period	$308,103	$198,969

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,406	$—
Issuance of units in the Operating Partnership	19,460	12,675
Redemption of units in the Operating Partnership	23,066	17,287
Issuance of preferred units of limited partnership interest in the Operating Partnership	4,000	—
Derivative instruments at fair value	17,088	479
Tenant improvements and capital expenditures payable	7,192	9,665
Capital leased asset	—	9,992
Transfer to net assets held for sale	339,809	207,665
Transfer to liabilities related to net assets held for sale	193,375	11,894
Transfer of financing receivable to debt investment	19,675	—
Deferred leasing payable	659	4,872
Consolidation of real estate	1,316,591	90,934
Assumption of mortgage loan	—	84,642
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2014
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
Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2014, noncontrolling investors held, in the aggregate, a 3.53% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.
As of June 30, 2014, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23		18,429,045	7	3,476,115	30	21,905,160	94.4%
	Retail	7	(2)	389,317	8	432,250	15	821,567	93.2%
	Development/Redevelopment	11		2,063,790	4	1,605,782	15	3,669,572	44.2%
	Fee Interest	2		961,400	—	—	2	961,400	100.0%
		43		21,843,552	19	5,514,147	62	27,357,699	87.8%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	81.7%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		85,000	1	65,641	2	150,641	42.7%
		29		4,502,400	5	1,287,741	34	5,790,141	80.9%
Total commercial properties		72		26,345,952	24	6,801,888	96	33,147,840	86.6%
Residential:
Manhattan	Residential	2	(2)	653,337	—	—	2	653,337	93.2%
Suburban	Residential	1		66,611	—	—	1	66,611	84.4%
Total residential properties		3		719,948	—	—	3	719,948	91.9%
Total portfolio		75		27,065,900	24	6,801,888	99	33,867,788	86.7%
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

(2)
As of June 30, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of June 30, 2014, we also managed a 336,200 square foot office building owned by a third party. As of June 30, 2014, we also held debt and preferred equity investments with a book value of $1.5 billion.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at June 30, 2014 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 of the Company and the Operating Partnership.

The consolidated balance sheets at December 31, 2013 have been derived from the audited financial statements as of that date but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of June 30, 2014 and December 31, 2013 are $609.4 million and $605.9 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of June 30, 2014 and December 31, 2013 are $365.8 million and $370.9 million, respectively, related to our consolidated VIEs.
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
We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package from us, meet on a quarterly basis

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. We do not believe that the values of any of our consolidated properties or properties held for sale were impaired at June 30, 2014.
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
We recognized an increase of $6.2 million, $11.0 million, $6.2 million and $10.1 million in rental revenue for the three and six months ended June 30, 2014 and 2013, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of $1.3 million, $2.8 million, $1.2 million and $2.4 million for the three and six months ended June 30, 2014 and 2013, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Identified intangible assets (included in other assets):
Gross amount	$702,189	$746,704
Accumulated amortization	(382,231)	(343,339)
Net	$319,958	$403,365
Identified intangible liabilities (included in deferred revenue):
Gross amount	$676,075	$671,380
Accumulated amortization	(461,952)	(429,138)
Net	$214,123	$242,242
Fair Value Measurements
See Note 17, "Fair Value Measurements."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

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
The cost of bonds and marketable securities sold is determined using the specific identification method.
At June 30, 2014 and December 31, 2013, we held the following marketable securities (in thousands):

	June 30, 2014	December 31, 2013
Equity marketable securities	$4,532	$4,307
Commercial mortgage-backed securities	35,380	24,419
Rake bonds	—	3,323
Total marketable securities available-for-sale	$39,912	$32,049
Our equity marketable securities represent our investment in Gramercy Property Trust Inc. (NYSE: GPT), or Gramercy. Marc Holliday, our chief executive officer, remains a board member of Gramercy. As we do not have any significant influence over Gramercy, we account for our investment as available-for-sale securities.
The cost basis of the commercial mortgage-backed securities was $32.6 million and $23.0 million at June 30, 2014 and December 31, 2013. These securities mature at various times through 2039. The cost basis of the rake bonds was $3.6 million at December 31, 2013.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at June 30, 2014.
We may originate loans for real estate acquisition, development and construction, or ADC arrangements, where we expect to receive some or all of the residual profit. When the risk and rewards of these ADC arrangements are essentially the same as an investor or joint venture partner, we account for these ADC arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these ADC arrangements consistent with our loan accounting for our debt and preferred equity investments.
Revenue Recognition
Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, we record amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, we record amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred costs, net on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the consolidated balance sheets is net of such allowance.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

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
We may syndicate a portion of the loans that we originate or sell these loans individually. When a transaction meets the criteria of sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statement of income. Any fees received at the time of sale or syndication are recognized as part of investment income.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

investment, we will adjust our reserves accordingly. There were no loan reserves recorded during each of the three and six months ended June 30, 2014 and 2013.
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
During the three and six months ended June 30, 2014 and 2013, we recorded a Federal, state and local tax provision of $2.1 million, $5.0 million, $2.3 million and $3.9 million, respectively.
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
June 30, 2014
(unaudited)

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is primarily located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey. The tenants located in our buildings operate in various industries. Other than three tenants who account for 11.2%, 7.3% and 5.7% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 2.0% of our annualized cash rent, including our share of joint venture annualized rent, for the three months ended June 30, 2014. For the three months ended June 30, 2014, 9.7%, 9.6% and 7.3% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 388-390 Greenwich Street and 1185 Avenue of the Americas, respectively. In addition, one of our preferred equity investments accounted for 13.3% of the income earned on debt and preferred equity investments during the three months ended June 30, 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations. In April 2014, we reclassified one of our debt and preferred equity investments to investments in unconsolidated joint ventures as a result of meeting the criteria of a real estate investment under the accounting guidance for ADC arrangements.
Accounting Standards Updates
In June 2014, the Financial Accounting Standards Board, or the FASB, issued final guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement and also eliminates existing guidance for repurchase financings (Accounting Standards Update, or ASU, No. 2014-11). New disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning after March 15, 2015. Early adoption of this guidance is prohibited. The Company will adopt this standard beginning in the first quarter of 2015. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (ASU No. 2014-09). The guidance also requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations (ASU No. 2014-08). The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of this guidance is permitted. The Company will adopt this standard beginning in the first quarter of 2015. The adoption of this guidance will change the presentation of discontinued operations but will not have a material impact on our consolidated financial statements.
3. Property Acquisitions
In May 2014, we acquired Ivanhoe Cambridge, Inc.'s 49.65% economic interest in 388-390 Greenwich Street, thereby consolidating full ownership of the 2.4 million square foot property. The transaction valued the consolidated interests at $1.585 billion. This valuation was based on a negotiated sales agreement which took into consideration the recent extension of the existing triple net lease. Simultaneous with the closing, we refinanced the existing $1.1 billion mortgage with a four-year $1.5 billion mortgage, which bears interest at 175 basis points over LIBOR. We also assumed the existing derivative instruments, which swapped $504.0 million of the mortgage to fixed rate. We recognized a purchase price fair value adjustment of $71.4 million upon closing of this transaction. This property, which we initially acquired in December 2007, was previously accounted for as an investment in unconsolidated joint ventures. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets.
In November 2013, we acquired a 492,987 square foot mixed-use residential and commercial property located at 315 West 33rd Street, New York, New York for $386.8 million. Based on our preliminary analysis of the purchase price, we had allocated $116.0 million and $270.8 million to land and building, respectively. During the three months ended March 31, 2014, we finalized the purchase price allocation based on third party appraisal and additional facts and circumstances that existed at the acquisition date and reclassified $33.2 million and $7.8 million to values for above-market and in-place leases and below-market leases, respectively. These adjustments did not have a material impact to our consolidated statement of income for the six months ended June 30, 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Pro Forma
The following table summarizes, on an unaudited pro forma basis, the results of operations of 388-390 Greenwich Street, which are included in the consolidated statement of income, and our consolidated results of operations for the three and six months ended June 30, 2014 and 2013 as though the acquisition of our joint venture partner's interest in 388-390 Greenwich Street was completed on January 1, 2013. The supplemental pro forma data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Actual revenues since acquisition	$14,897		$14,897
Actual net income since acquisition	76,844		76,844
Pro forma revenues	400,812	381,397	804,863	762,471
Pro forma income from continuing operations	61,930	27,437	218,835	127,081
Pro forma basic earnings per share	1.77	0.09	3.34	1.09
Pro forma diluted earnings per share	1.76	0.09	3.33	1.09
Pro forma basic earnings per unit	1.77	0.09	3.34	1.09
Pro forma diluted earnings per unit	1.76	0.09	3.33	1.09
______________________________________________________________________

(1)
The pro forma income from continuing operations for the three and six months ended June 30, 2014 and 2013 includes the effect of the new financing necessary to complete the acquisition and the preliminary allocation of purchase price in connection with the changes in depreciation and amortization. In addition, the pro forma income from continuing operations for the six months ended June 30, 2013 was adjusted to include the purchase price fair value adjustment, as though the acquisition was completed on January 1, 2013. The pro forma income from continuing operations for the three and six months ended June 30, 2014 excludes this purchase price fair value adjustment.

4. Properties Held for Sale and Dispositions
In June 2014, we entered into a contract to sell our leased fee interest in 2 Herald Square for $365.0 million. This transaction is expected to close during the fourth quarter of 2014, subject to the satisfaction of customary closing conditions.
In April 2014, we entered into a contract to sell our fee interest and development rights in 985-987 Third Avenue for $68.7 million. The sale is being made in conjunction with the sale of an adjacent parcel, which we do not own. This transaction closed in July 2014.
In May 2014, we sold our leasehold interest in 673 First Avenue for $145.0 million and recognized a gain on sale of $117.8 million.
Discontinued operations included the results of operations of real estate assets under contract or sold prior to June 30, 2014. This included 2 Herald Square and 985-987 Third Avenue, which were both held for sale at June 30, 2014, 673 First Avenue, which was sold in May 2014, and 44 West 55th Street, 333 West 34th Street and 300 Main Street, which were sold in February, August, and September of 2013, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

The following table summarizes net income from discontinued operations for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$8,366	$15,494	$19,000	$30,155
Escalation and reimbursement revenues	258	789	1,080	1,985
Other income	2	2	2	485
Total revenues	8,626	16,285	20,082	32,625
Operating expenses	291	2,362	1,179	4,832
Real estate taxes	383	1,245	1,402	2,489
Ground rent	805	719	3,001	3,582
Interest expense, net of interest income	2,707	3,892	5,827	6,918
Amortization of deferred financing costs	11	11	22	22
Depreciable real estate reserves	—	2,150	—	2,150
Depreciation and amortization	—	2,060	433	4,126
Transaction related costs, net of recoveries	40	8	40	(13)
Total expenses	4,237	12,447	11,904	24,106
Net income from discontinued operations	$4,389	$3,838	$8,178	$8,519
5. Debt and Preferred Equity Investments
During the six months ended June 30, 2014 and 2013, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $303.4 million and $298.8 million, respectively, due to originations, purchases, accretion of reserves, discounts and paid-in-kind interest. We recorded repayments, participations and sales of $60.4 million and $419.8 million during the six months ended June 30, 2014 and 2013, respectively, which offset the increases in debt and preferred equity investments.
Debt Investments
As of June 30, 2014 and December 31, 2013, we held the following debt investments with an aggregate weighted average current yield of 10.69% at June 30, 2014 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Loan Type	June 30, 2014 Funding Obligations	June 30, 2014 Senior Financing	June 30, 2014 Carrying Value(1)	December 31, 2013 Carrying Value(1)	Initial Maturity Date
Fixed Rate Investments:
Jr. Mortgage Participation	$—	$398,500	$11,893	$11,856	March 2015
Jr. Mortgage Participation/Mezzanine Loan	—	205,000	69,480	68,319	February 2016
Jr. Mortgage Participation/Mezzanine Loan	—	165,159	45,137	44,742	May 2016
Mezzanine Loan	—	177,000	14,519	15,012	May 2016
Jr. Mortgage Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	165,000	71,430	71,312	November 2016
Jr. Mortgage Participation/Mezzanine Loan(2)	—	1,109,000	95,329	26,884	March 2017
Other(2)	—	—	65,578	54,099	March 2017
Mezzanine Loan(3)	19,725	521,750	21,267	20,954	June 2017
Mortgage Loan	—	—	696	—	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(4)	—	90,000	19,928	19,926	November 2023
Total fixed rate	$19,725	$2,979,409	$467,757	$385,604
Floating Rate Investments:
Jr. Mortgage Participation/Mezzanine Loan(5)	—	330,000	131,987	131,724	July 2014
Mezzanine Loan(6)	—	180,000	59,974	59,892	August 2014
Jr. Mortgage Participation(7)	—	57,750	10,875	10,873	August 2014
Mezzanine Loan(8)	—	481,309	19,487	—	September 2014
Mezzanine Loan	9,794	93,279	40,125	38,549	October 2014
Jr. Mortgage Participation(9)	—	84,000	24,959	24,046	February 2015
Mezzanine Loan	22,817	50,000	22,002	—	April 2015
Mortgage/Mezzanine Loan	—	—	108,981	—	June 2015
Mezzanine Loan	—	110,000	49,354	49,110	September 2015
Mezzanine Loan	9,215	107,157	40,662	27,662	December 2015
Mezzanine Loan	—	775,000	73,326	72,823	March 2016
Mezzanine Loan(10)	—	160,000	22,549	22,526	June 2016
Mezzanine Loan	—	115,000	24,907	25,590	July 2016
Mezzanine Loan	10,584	168,485	26,655	25,725	November 2016
Mezzanine Loan	333	33,833	11,816	11,798	December 2016
Jr. Mortgage Participation/Mezzanine Loan	—	55,000	20,544	20,553	July 2018
Mortgage/Mezzanine Loan	—	—	17,923	—	February 2019
Mezzanine Loan	—	38,000	21,789	—	March 2019
Mortgage Loan(11)	—	—	—	30,000
Total floating rate	$52,743	$2,838,813	$727,915	$550,871
Total	$72,468	$5,818,222	1,195,672	936,475
Loan loss reserve			—	(1,000)
Total			$1,195,672	$935,475

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

______________________________________________________________________

(1)	Carrying value is net of discounts, original issue discounts and deferred origination fees.

(2)
During the three months ended March 31, 2014, we recognized $10.1 million of previously unaccrued interest income as deemed collectible as a result of the subsequent sale of the property, which closed in June 2014. In connection with the sale of the underlying property, our existing $66.7 million mezzanine loan was defeased and is now shown separately, as it is collateralized by defeasance securities. The buyer assumed our $30.0 million participating interest on the mortgage and we acquired a $67.3 million participating interest on the mezzanine loan.

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

(5)	This loan was repaid in July 2014.

(6)	This loan was repaid in August 2014.

(7)	In June 2014, the loan maturity date was extended to August 2014 and $10.8 million has been repaid.

(8)
This loan was previously included in other assets on the consolidated balance sheets. Following the sale of our interest in the partnership that is the borrower, the loan was reclassified to debt and preferred equity investments.

(9)	In March 2014, the loan was extended to February 2015.

(10)
Carrying value is net of $7.4 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(11)	This loan was repaid in May 2014.

Preferred Equity Investments
As of June 30, 2014 and December 31, 2013, we held the following preferred equity investments with an aggregate weighted average current yield of 9.75% at June 30, 2014 (in thousands):

Type	June 30, 2014 Senior Financing	June 30, 2014 Carrying Value (1)	December 31, 2013 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)	$525,000	$119,197	$115,198	July 2015
Preferred equity(2)	926,260	222,992	218,330	July 2016
Preferred equity	70,000	9,947	9,940	November 2017
Preferred equity(3)	—	—	25,896
	$1,521,260	$352,136	$369,364
______________________________________________________________________

(1)	Carrying value is net of discounts and deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This preferred equity investment was redeemed in April 2014.
The following table is a rollforward of our total loan loss reserves at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Balance at beginning of year	$1,000	$7,000
Expensed	—	—
Recoveries	—	—
Charge-offs and reclassifications	(1,000)	(6,000)
Balance at end of period	$—	$1,000
At June 30, 2014 and December 31, 2013, all debt and preferred equity investments were performing in accordance with the terms of the loan agreements.
We have determined that we have one portfolio segment of financing receivables at June 30, 2014 and December 31, 2013 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $134.9 million and $172.8 million at June 30, 2014 and December 31, 2013, respectively. No financing receivables were 90 days past due at June 30, 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners, including Ivanhoe Cambridge, Inc., formerly SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, Plaza Global Real Estate Partners LP, or Plaza, Lehman Bros., as well as private investors. All the investments below are voting interest entities, except for 650 Fifth Avenue, 33 Beekman, 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary as of June 30, 2014 and December 31, 2013. Prior to the acquisition of our joint venture partner's interest in May 2014, 388-390 Greenwich was also a VIE. Our net equity investment in these VIEs was $185.2 million and $310.7 million at June 30, 2014 and December 31, 2013, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of June 30, 2014 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquisition Date	Acquisition Price(1)
100 Park Avenue	Prudential	49.90%	49.90%	834	January 2000	$95,800
717 Fifth Avenue	Sutton/Private Investor	10.92%	10.92%	120	September 2006	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	December 2006	285,000
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	April 2007	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	April 2007	210,000
The Meadows	Onyx	50.00%	50.00%	582	September 2007	111,500
180/182 Broadway(2)	Harel/Sutton	25.50%	25.50%	71	February 2008	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	May 2010	193,000
11 West 34th Street	Private Investor/Sutton	30.00%	30.00%	17	December 2010	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	December 2010	4,000
3 Columbus Circle(3)	Moinian	48.90%	48.90%	769	January 2011	500,000
280 Park Avenue	Vornado	50.00%	49.50%	1,237	March 2011	400,000
1552-1560 Broadway(4)	Sutton	50.00%	50.00%	49	August 2011	136,550
724 Fifth Avenue	Sutton	50.00%	50.00%	65	January 2012	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	February 2012	252,500
33 Beekman(5)	Harel/Naftali	45.90%	45.90%	145	August 2012	31,000
521 Fifth Avenue	Plaza	50.50%	50.50%	460	November 2012	315,000
21 East 66th Street(6)	Private Investors	32.28%	32.28%	17	December 2012	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	148	December 2012	45,000
650 Fifth Avenue(7)	Sutton	50.00%	50.00%	32	November 2013	—
______________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture.

(2)
In June 2014, the joint venture entered into a contract to sell the property for $222.5 million. This transaction is expected to close during the third quarter of 2014, subject to satisfaction of customary closing conditions.

(3)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns a portion of the property, generally floors three through eight referred to as Y&R units. Because the joint venture has an option to repurchase the Y&R units, the gain associated with this sale was deferred.

(4)
The purchase price pertained only to the purchase of the 1552 Broadway interest which comprised 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

(5)
The joint venture owns a fee interest in the property and will develop an approximately 30 story building for student housing. Upon completion of the development, the joint venture will convey a long-term ground lease condominium interest in the building to Pace.

(6)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% interest in four residential units at the property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

(7)
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

In May 2014, we sold our 33.33% partnership interest in the joint venture which owns 100% interest as tenant-in-common in 30 East 65th Street Corporation and the related proprietary lease of five cooperative apartment units in the property located at 747 Madison Avenue at an implied gross valuation of $160.0 million, inclusive of the $33.1 million mortgage encumbering the property. We recognized a promote of $10.3 million and originated a $30.0 million preferred equity investment. Given our continuing involvement as a preferred equity holder, we deferred the gain on sale of $13.1 million as we did not meet the requisites of a sale under the full accrual method. We, along with our joint venture partners, retained one apartment unit at this property.
In March 2014, we sold our 43.74% economic ownership interest in the joint venture which holds the West Coast Office portfolio at an implied gross valuation of $756.0 million, inclusive of the $526.3 million mortgage encumbering the property. We recognized a gain of $85.5 million on the sale of our investment.
In March 2014, we closed on the origination of a $100.0 million acquisition and equity participating financing consisting of a $60.0 million mezzanine loan and a $40.0 million preferred equity, which are both due to mature in March 2016, subject to three one-year extension options and a two-year option for the last extension. These loans, which were previously accounted for as debt and preferred equity investments, were reclassified to investments in unconsolidated joint ventures as a result of meeting the criteria of a real estate investment under the guidance for ADC arrangements. We have accounted for this wholly-owned investment under the equity method of accounting.
In January 2014, we sold our 49.90% partnership interest in the joint venture which holds 21-25 West 34th Street at an implied gross valuation of $114.9 million, inclusive of the $100.0 million mortgage encumbering the property. We recognized a gain of $20.9 million on the sale of our investment. We, along with our joint venture partner, retained 91,311 square feet of development rights at this property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2014 and December 31, 2013, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2014	December 31, 2013
Fixed Rate Debt:
7 Renaissance	December 2015	10.00%	$1,461	$1,276
11 West 34th Street	January 2016	4.82%	17,056	17,205
280 Park Avenue	June 2016	6.57%	703,520	706,886
1745 Broadway	January 2017	5.68%	340,000	340,000
1 and 2 Jericho Plaza	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
315 West 36th Street	December 2017	3.16%	25,000	25,000
717 Fifth Avenue(2)	July 2022	4.45%	300,000	300,000
21 East 66th Street	April 2023	3.60%	12,000	12,000
717 Fifth Avenue(2)	July 2024	9.00%	309,074	304,000
388 and 390 Greenwich Street(3)	—	—	—	996,082
100 Park Avenue(4)	—	—	—	209,786
21 West 34th Street(5)	—	—	—	100,000
1604-1610 Broadway(6)	—	—	—	27,000
Total fixed rate debt			$1,892,771	$3,223,895
Floating Rate Debt:
180/182 Broadway	December 2014	2.91%	89,551	89,893
The Meadows	September 2015	7.75%	67,350	67,350
3 Columbus Circle(7)	April 2016	2.33%	235,129	239,233
1552 Broadway(8)	April 2016	4.16%	175,904	158,690
Other loan payable	June 2016	1.06%	30,000	30,000
10 East 53rd Street	February 2017	2.66%	125,000	125,000
724 Fifth Avenue(9)	April 2017	2.58%	275,000	120,000
33 Beekman(10)	August 2017	2.91%	34,141	18,362
600 Lexington Avenue	October 2017	2.23%	118,689	120,616
521 Fifth Avenue	November 2019	2.36%	170,000	170,000
100 Park Avenue(4)	February 2021	1.91%	360,000	—
21 East 66th Street	June 2033	2.88%	1,921	1,959
388 and 390 Greenwich Street(3)	—	—	—	142,297
747 Madison Avenue	—	—	—	33,125
West Coast Office portfolio(11)	—	—	—	526,290
Total floating rate debt			$1,682,685	$1,842,815
Total joint venture mortgages and other loans payable			$3,575,456	$5,066,710
_________________________________

(1)	Effective weighted average interest rate for the three months ended June 30, 2014, taking into account interest rate hedges in effect during the period.

(2)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $290.0 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(3)
In May 2014, we acquired the interest of our joint venture thereby consolidating the entity. Simultaneous with the acquisition, we refinanced the mortgage and realized a net loss on early extinguishment of debt of $2.4 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

(4)	In February 2014, the joint venture replaced the previous fixed rate mortgage with a $360.0 million, seven-year floating rate, mortgage and realized a net loss on early extinguishment of $3.2 million.

(5)	In January 2014, we sold our interest in the joint venture, inclusive of our share of the joint venture debt.

(6)
This loan was in default since November 2009 due to the non-payment of debt service. In January 2014, the joint venture relinquished its ground lease position to the lender. During the six months ended June 30, 2014, we also recognized $7.7 million of incentive income, which is included in other income on the consolidated statements of income.

(7)
The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement and our joint venture partner executed a contribution agreement to reflect its pro rata obligation under the master lease. The lien on the mortgage and the master lease excludes the condominium interest owned by Y&R. See Note 3 of prior table.

(8)
These loans are comprised of a $150.0 million mortgage loan and a $41.5 million mezzanine loan and are subject to two one-year extension options. As of June 30, 2014, $8.4 million of the mortgage loan and $7.2 million of the mezzanine loan remained unfunded.

(9)
In April 2014, the joint venture refinanced the previous mortgage with a $235.0 million mortgage and a $40.0 million mezzanine loan and realized a net loss on early extinguishment of debt of $1.2 million. These new floating rate loans mature in April 2017.

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
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 280 Park Avenue, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned $4.8 million, $11.2 million, $1.4 million and $4.0 million from these services for the three and six months ended June 30, 2014 and 2013, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at June 30, 2014 and December 31, 2013, are as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets
Commercial real estate property, net	$4,925,422	$6,846,021
Other assets	749,571	827,282
Total assets	$5,674,993	$7,673,303
Liabilities and members' equity
Mortgages and other loans payable	$3,575,456	$5,066,710
Other liabilities	485,753	596,960
Members' equity	1,613,784	2,009,633
Total liabilities and members' equity	$5,674,993	$7,673,303
Company's investments in unconsolidated joint ventures	$971,926	$1,113,218

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

The combined statements of income for the unconsolidated joint ventures, from acquisition date through the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$130,495	$154,974	$291,633	$306,205
Operating expenses	18,362	28,205	45,045	56,816
Ground rent	2,632	658	4,657	1,315
Real estate taxes	15,406	16,958	32,342	34,263
Interest expense, net of interest income	44,728	56,561	97,064	112,968
Amortization of deferred financing costs	2,026	5,302	6,659	9,585
Transaction related costs, net of recoveries	(207)	—	64	—
Depreciation and amortization	33,858	52,539	79,462	95,150
Total expenses	116,805	160,223	265,293	310,097
Loss on early extinguishment of debt	(3,546)	—	(6,743)	—
Net income (loss) before gain on sale	$10,144	$(5,249)	$19,597	$(3,892)
Company's equity in net income (loss) from unconsolidated joint ventures	$8,619	$(3,761)	$14,748	$1,313
7. Deferred Costs
Deferred costs at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Deferred leasing	$331,716	$326,379
Deferred financing	201,148	157,088
	532,864	483,467
Less accumulated amortization	(232,821)	(216,409)
Deferred costs, net	$300,043	$267,058

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at June 30, 2014 and December 31, 2013 were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2014	December 31, 2013
Fixed Rate Debt:
125 Park Avenue	October 2014	5.75%	$146,250	$146,250
711 Third Avenue	June 2015	4.99%	120,000	120,000
625 Madison Avenue	November 2015	7.27%	117,892	120,830
500 West Putnam Avenue	January 2016	5.52%	23,253	23,529
420 Lexington Avenue	September 2016	7.15%	181,612	182,641
Landmark Square	December 2016	4.00%	82,097	82,909
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
120 West 45th Street	February 2017	6.12%	170,000	170,000
762 Madison Avenue	February 2017	3.75%	8,128	8,211
2 Herald Square(2)	April 2017	5.36%	191,250	191,250
885 Third Avenue	July 2017	6.26%	267,650	267,650
388-390 Greenwich Street(3)	June 2018	3.80%	504,000	—
Other loan payable(4)	September 2019	8.00%	50,000	50,000
One Madison Avenue	May 2020	5.91%	576,653	587,336
100 Church	July 2022	4.68%	230,000	230,000
919 Third Avenue(5)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	69,503	70,000
400 East 58th Street	February 2024	4.13%	29,787	30,000
1515 Broadway	March 2025	3.93%	900,000	900,000
Series J Preferred Units(6)	April 2051	3.75%	4,000	—
609 Partners, LLC(7)	—	—	—	23
Total fixed rate debt			$4,622,075	$4,130,629
Floating Rate Debt:
Master repurchase agreement(8)	December 2014	3.37%	—	91,000
180 Maiden Lane(9)	November 2016	2.34%	258,351	262,706
388-390 Greenwich Street(3)	June 2018	1.91%	946,000	—
248-252 Bedford Avenue(10)	June 2019	2.16%	29,000	22,000
220 East 42nd Street	October 2020	1.76%	275,000	275,000
16 Court Street(11)	0	0	—	79,243
Total floating rate debt			$1,508,351	$729,949
Total mortgages and other loans payable			$6,130,426	$4,860,578
_________________________________

(1)	Effective weighted average interest rate for the three months ended June 30, 2014, taking into account interest rate hedges in effect during the period.

(2)	This property is held for sale at June 30, 2014 and the related $191.3 million mortgage is included in liabilities related to assets held for sale.

(3)
Simultaneous with the acquisition of our joint venture partner interest, we refinanced the $1.1 billion floating rate mortgage with a $1.5 billion seven-year floating rate mortgage, and have consolidated the property.

(4)	This loan is secured by a portion of a preferred equity investment.

(5)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

(6)
In connection with the subsequent acquisition of a commercial real estate property, the Operating Partnership issued $4.0 million or 4,000 3.75% Series J Preferred Units of limited partnership interest, of the Series J Preferred Units, with a mandatory liquidation preference of $1,000.00 per unit. The Series J Preferred Units can be redeemed in cash by the Operating Partnership on the earlier of (i) the date of the sale of the property or (ii) April 30, 2051 or at the option of the unitholders as further prescribed in the related agreement.

(7)	In April 2014, the remaining 22,658 Series E Preferred Units of the Operating Partnership were canceled.

(8)	The Master Repurchase Agreement, or MRA, has a maximum facility capacity of $300.0 million.

(9)
In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata share of the obligation under the master lease.

(10)	In June 2014, we replaced the previous floating rate mortgage with a $29.0 million, five-year floating rate mortgage and incurred a net loss on early extinguishment of debt of $0.5 million.

(11)	In April 2014, we repaid the loan and incurred a loss on early extinguishment of debt of $0.5 million.

The gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was $9.5 billion and $8.0 billion at June 30, 2014 and December 31, 2013, respectively.

9. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $783.0 million term loan facility, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month as-of-right extension options, subject to the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At June 30, 2014, the applicable spread was 145 basis points for the revolving credit facility and 140 basis points for the term loan facility. At June 30, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.64% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2014, the facility fee was 30 basis points. At June 30, 2014, we had $116.3 million of outstanding letters of credit and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the revolving credit facility.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	June 30, 2014 Unpaid Principal Balance	June 30, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,227	255,206	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	303,354	297,837	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,712	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,701	3.00%	3.00%	20	March 30, 2027
	$1,386,221	$1,344,206	$1,339,330
_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.7153 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of June 30, 2014, $41.6 million remained to be amortized into the debt balance.

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

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2014, we were in compliance with all such covenants.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2014, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments		Trust Preferred Securities	Term Loan and Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2014	$23,163	$146,250		$—	$75,898	$245,311	$27,651
2015	47,480	229,537		—	7	277,024	44,260
2016	55,946	514,311		—	255,308	825,565	561,736
2017	61,063	1,086,579	(1)	—	355,008	1,502,650	442,584
2018	64,462	—		—	250,000	314,462	28
Thereafter	246,979	3,654,656		100,000	1,233,000	5,234,635	353,580
	$499,093	$5,631,333	(1)	$100,000	$2,169,221	$8,399,647	$1,429,839
________________________________

(1)	Principal repayments include the mortgage at 2 Herald Center, which is included in liabilities related to assets held for sale.

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$79,163	$80,009	$157,414	$158,758
Interest income	(552)	(458)	(1,084)	(898)
Interest expense, net	$78,611	$79,551	$156,330	$157,860
Interest capitalized	$6,862	$3,301	$11,003	$6,363
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $1.0 million, $1.9 million, $0.9 million and $1.9 million for the three and six months ended June 30, 2014 and 2013, respectively. We also recorded expenses of $4.7 million, $8.2 million, $4.3

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

million and $8.4 million for the three and six months ended June 30, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Marketing Services
A-List Marketing, LLC, or A-List, provides marketing services to us. Deena Wolff, a sister of Marc Holliday, our chief executive officer, is the owner of A-List. We recorded approximately $77,100, $94,900, $104,900 and $107,300 for the three and six months ended June 30, 2014 and 2013, respectively, for these services.
Leases
Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of approximately $111,600, $216,400, $95,500 and $213,700 for the three and six months ended June 30, 2014 and 2013, respectively.
Other
Amounts due from related parties at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Due from joint ventures	$1,484	$2,376
Other	7,431	6,154
Related party receivables	$8,915	$8,530
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of June 30, 2014 and December 31, 2013, the noncontrolling interest unit holders owned 3.53%, or 3,500,060 units, and 2.96%, or 2,902,317 units, of the Operating Partnership, respectively. At June 30, 2014, 3,500,060 shares of SL Green's common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of June 30, 2014, and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Balance at beginning of period	$265,476	$212,907
Distributions	(3,598)	(4,146)
Issuance of common units	19,460	24,750
Redemption of common units	(23,066)	(17,287)
Net income	13,374	3,023
Accumulated other comprehensive income allocation	234	611
Fair value adjustment	107,925	45,618
Balance at end of period	$379,805	$265,476

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

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
The Operating Partnership has 80,000 6.0% Series H Preferred Units of limited partnership interest, or the Series H Preferred Units, with a mandatory liquidation preference of $25.00 per unit, which were issued in November 2011 in conjunction with an acquisition. The Series H Preferred unitholders receive annual dividends of $1.50 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series H Preferred Units can be redeemed at any time at par for cash at the Operating Partnership’s option or the option of the unitholder.
The Operating Partnership has 60 Series F Preferred Units outstanding with a mandatory liquidation preference of $1,000.00 per unit.
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2014, 95,587,301 shares of common stock and no shares of excess stock were issued and outstanding.
At-The-Market Equity Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the six months ended June 30, 2014, we sold 25,659 shares of our common stock out of the remaining balance of this ATM Program for aggregate net proceeds of $2.8 million. The net proceeds from this offering were contributed to the Operating Partnership in exchange for 25,659 units of limited partnership interest of the Operating Partnership.
In June 2014, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the six months ended June 30, 2014, we sold 55,765 shares of our common stock for aggregate net proceeds of $6.1 million. The net proceeds from this offering were contributed to the Operating Partnership in exchange for 55,765 units of limited partnership interest of the Operating Partnership. As of June 30, 2014, $293.8 million remained available for issuance of common stock under the new ATM Program.
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
During the six months ended June 30, 2014, the Company issued 272 shares of SL Green's common stock and received approximately $26,000 of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Earnings per Share
SL Green's earnings per share for the three and six months ended June 30, 2014 and 2013 is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2014	2013	2014	2013
Basic Earnings:
Income attributable to SL Green common stockholders	$235,541	$8,276	$381,631	$27,185
Effect of Dilutive Securities:
Redemption of units to common shares	8,645	244	13,374	799
Diluted Earnings:
Income attributable to SL Green common stockholders	$244,186	$8,520	$395,005	$27,984

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2014	2013	2014	2013
Basic Shares:
Weighted average common stock outstanding	95,455	91,660	95,288	91,530
Effect of Dilutive Securities:
Redemption of units to common shares	3,515	2,652	3,339	2,694
Stock-based compensation plans	514	224	501	228
Diluted weighted average common stock outstanding	99,484	94,536	99,128	94,452
SL Green has excluded 748,000, 797,000, 894,000 and 939,000 common stock equivalents from the diluted shares outstanding for the three and six months ended June 30, 2014 and 2013, respectively, as they were anti-dilutive.

13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at June 30, 2014 owned 95,587,301 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Limited Partner Units
As of June 30, 2014, limited partners other than SL Green owned 3.53%, or 3,500,060, common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and six months ended June 30, 2014 and 2013 is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2014	2013	2014	2013
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$244,186	$8,520	$395,005	$27,984

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2014	2013	2014	2013
Basic units:
Weighted average common units outstanding	98,970	94,312	98,627	94,224
Effect of Dilutive Securities:
Stock-based compensation plans	514	224	501	228
Diluted weighted average common units outstanding	99,484	94,536	99,128	94,452

The Operating Partnership excluded 748,000, 797,000, 894,000 and 939,000 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2014 and 2013, respectively, as they were anti-dilutive.
14. Share-based Compensation
We have a stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.77 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of June 30, 2014, 3,200,000 fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30, 2014	December 31, 2013
Dividend yield	1.80%	1.92%
Expected life of option	3.7 years	4.1 years
Risk-free interest rate	0.94%	0.96%
Expected stock price volatility	35.00%	36.12%
A summary of the status of the Company's stock options as of June 30, 2014 and December 31, 2013 and changes during the six months ended June 30, 2014 and the year ended December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,765,034	$83.24	1,201,000	$75.05
Granted	3,000	98.58	828,100	87.23
Exercised	(277,145)	71.27	(223,531)	53.93
Lapsed or cancelled	(26,984)	83.81	(40,535)	83.94
Balance at end of period	1,463,905	$85.53	1,765,034	$83.24
Options exercisable at end of period	456,464	$88.98	461,458	$89.38
Weighted average fair value of options granted during the period	$69,805		$18,041,576

All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 4.40 years and the remaining average contractual life of the options exercisable was 3.76 years.
During the three and six months ended June 30, 2014 and 2013, we recognized $2.0 million, $4.1 million, $1.3 million and $2.6 million of compensation expense, respectively, for these options. As of June 30, 2014, there was $15.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.
Stock-based Compensation
Effective January 1, 1999, the Company implemented a deferred compensation plan, or the Deferred Plan, where shares issued under the Deferred Plan were granted to certain employees, including our executives, and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

A summary of the Company's restricted stock as of June 30, 2014 and December 31, 2013 and charges during the six months ended June 30, 2014 and the year ended December 31, 2013 are presented below:

	June 30, 2014	December 31, 2013
Balance at beginning of year	2,994,197	2,804,901
Granted	—	192,563
Cancelled	(1,434)	(3,267)
Balance at end of period	2,992,763	2,994,197
Vested during the period	69,293	21,074
Compensation expense recorded	$4,678,269	$6,713,155
Weighted average fair value of restricted stock granted during the period	$—	$17,386,949
The fair value of restricted stock that vested during the six months ended June 30, 2014 and the year ended December 31, 2013 was $5.1 million and $1.6 million, respectively. As of June 30, 2014, there was $14.2 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.3 years.
For the three and six months ended June 30, 2014 and 2013, $1.9 million, $3.5 million, $1.0 million and $2.0 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP units, which include bonus, time-based and performance based awards, with a fair value of $21.2 million, and $27.1 million as of June 30, 2014 and December 31, 2013, respectively. The grant date fair value of the LTIP unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of June 30, 2014, there was $6.7 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.1 years. During the three and six months ended June 30, 2014 and 2013, we recorded compensation expense related to bonus, time-based and performance based awards of $2.1 million, $10.3 million, $0.8 million and $1.6 million, respectively.
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
The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.6 million, $1.9 million, $0.8 million and $2.8 million during the three and six months ended June 30, 2014 and 2013, respectively, related to the 2010 Long-Term Compensation Plan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. The remaining one-third of each award will be earned based on performance through end of the performance period.
The cost of the 2011 Outperformance Plan (approximately $27.0 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $4.3 million, $6.1 million, $1.7 million and $4.5 million during the three and six months ended June 30, 2014 and 2013, respectively, related to the 2011 Outperformance Plan.
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
During the six months ended June 30, 2014, 5,974 phantom stock units were earned. As of June 30, 2014, there were 79,499 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2014, 76,727 shares of SL Green's common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

15. Accumulated Other Comprehensive Loss of the Company
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of June 30, 2014:

	Net unrealized loss on derivative instruments (1)	SL Green’s share of joint venture net unrealized income (loss) on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Balance at December 31, 2013	$(15,125)	$(4,870)	$4,784	$(15,211)
Other comprehensive income (loss) before reclassifications	(420)	4,068	1,702	5,350
Amounts reclassified from accumulated other comprehensive income	1,898	1,767	—	3,665
Balance at June 30, 2014	$(13,647)	$965	$6,486	$(6,196)
___________________________

(1)
Amounts reclassified from accumulated other comprehensive income (loss) are included in interest expense in the respective consolidated statements of income. As of June 30, 2014 and December 31, 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, were $12.8 million and $13.8 million, respectively.

(2)	Amounts reclassified from accumulated other comprehensive income are included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.

16. Accumulated Other Comprehensive Loss of the Operating Partnership
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of June 30, 2014:

	Net unrealized loss on derivative instruments (1)	SLGOP’s share of joint venture net unrealized income (loss) on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Balance at December 31, 2013	$(15,573)	$(5,015)	$4,926	$(15,662)
Other comprehensive (loss) income before reclassifications	(516)	4,184	1,788	5,456
Amounts reclassified from accumulated other comprehensive income	1,964	1,829	—	3,793
Balance at June 30, 2014	$(14,125)	$998	$6,714	$(6,413)
___________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) are included in interest expense in the respective consolidated statements of income. As of June 30, 2014 and December 31, 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, were $13.2 million and $14.2 million, respectively.

(2)	Amounts reclassified from accumulated other comprehensive income are included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.

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
June 30, 2014
(unaudited)

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$39,912	$4,532	$35,380	$—
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$18,454	$—	$18,454	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$32,049	$4,307	$24,419	$3,323
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$1,329	$—	$1,329	$—
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
The following table provides the carrying value and fair value of these financial instruments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt and preferred equity investments	$1,547,808	(1)	$1,304,839	(1)

Fixed rate debt	$6,096,280	$6,533,273	$5,599,960	$5,886,980
Variable rate debt	2,261,352	2,279,257	1,319,948	1,327,422
	$8,357,632	$8,812,530	$6,919,908	$7,214,402
_____________________________________

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

(1)
Debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.7 billion at June 30, 2014. At December 31, 2013, debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2014 and December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional and fair value of our consolidated derivative financial instruments at June 30, 2014 based on Level 2 information pursuant to ASC 810-10. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value (in thousands)	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value (in thousands)
Interest Rate Cap	$263,426	6.000%	November 2013	November 2015	Other Assets	$4
Interest Rate Cap	137,500	4.000%	October 2013	September 2015	Other Assets	3
Interest Rate Cap	946,000	4.750%	May 2014	May 2016	Other Assets	36
Interest Rate Swap(1)	144,000	2.236%	December 2012	December 2017	Other Liabilities	(5,859)
Interest Rate Swap(1)	72,000	2.310%	December 2012	December 2017	Other Liabilities	(3,109)
Interest Rate Swap(1)	72,000	2.310%	December 2012	December 2017	Other Liabilities	(3,109)
Interest Rate Swap(1)	57,600	1.990%	December 2012	December 2017	Other Liabilities	(1,859)
Interest Rate Swap(1)	86,400	1.948%	December 2012	December 2017	Other Liabilities	(2,664)
Interest Rate Swap(1)	72,000	1.345%	December 2012	December 2017	Other Liabilities	(747)
Interest Rate Swap	30,000	2.295%	July 2010	June 2016	Other Liabilities	(1,078)
Interest Rate Swap	8,500	0.740%	February 2012	February 2015	Other Liabilities	(29)
						$(18,411)
__________________________

(1)	As a result of the acquisition and consolidation of 388-390 Greenwich Street, we have assumed these derivative instruments and have designated them as hedges.

Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $7.1 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $0.8 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the three months ended June 30, 2014 and 2013, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps/Caps	$(465)	$181	Interest expense	$1,272	$470	Interest expense	$1	$—
Share of unconsolidated joint ventures' derivative instruments	5,930	7,888	Equity in net income from unconsolidated joint ventures	556	1,260	Equity in net income from unconsolidated joint ventures	—	5
	$5,465	$8,069		$1,828	$1,730		$1	$5

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the six months ended June 30, 2014 and 2013, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps/Caps	$(516)	$140	Interest expense	$1,964	$938	Interest expense	$2	$—
Share of unconsolidated joint ventures' derivative instruments	4,184	8,109	Equity in net income from unconsolidated joint ventures	1,829	2,500	Equity in net income from unconsolidated joint ventures	—	5
	$3,668	$8,249		$3,793	$3,438		$2	$5

19. Commitments and Contingencies
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2014 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2014	$73	$15,351
2015	145	30,703
2016	170	30,824
2017	291	31,057
2018	291	31,057
Thereafter	56,884	766,187
Total minimum lease payments	57,854	$905,179
Less amount representing interest	(37,219)
Capitalized lease obligations	$20,635

20. Segment Information
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Selected results of operations for the three and six months ended June 30, 2014 and 2013, and selected asset information as of June 30, 2014 and December 31, 2013, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
June 30, 2014	$347,513	$39,714	$387,227
June 30, 2013	307,213	46,731	353,944
Six months ended:
June 30, 2014	$668,998	$93,798	$762,796
June 30, 2013	608,126	99,439	707,565
Income (loss) from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate
Three months ended:
June 30, 2014	$24,318	$34,000	$58,318
June 30, 2013	(4,742)	38,040	33,298
Six months ended:
June 30, 2014	$26,918	$79,582	$106,500
June 30, 2013	(23,548)	81,389	57,841
Total assets
As of:
June 30, 2014	$15,155,384	$1,562,352	$16,717,736
December 31, 2013	13,641,727	1,317,274	14,959,001
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our MRA facility and 2012 credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $23.9 million, $47.1 million, $21.5 million and $42.6 million for the three and six months ended June 30, 2014 and 2013, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

The table below reconciles income from continuing operations to net income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations before purchase price fair value adjustment and equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	$58,318	$33,298	$106,500	$57,841
Purchase price fair value adjustment	71,446	(2,305)	71,446	(2,305)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	1,444	(3,583)	106,084	(3,583)
Income from continuing operations	131,208	27,410	284,030	51,953
Net income from discontinued operations	4,389	3,838	8,178	8,519
Gain on sale of discontinued operations	114,735	—	114,735	1,113
Net income	$250,332	$31,248	$406,943	$61,585

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
As of June 30, 2014, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23		18,429,045	7	3,476,115	30	21,905,160	94.4%
	Retail	7	(2)	389,317	8	432,250	15	821,567	93.2%
	Development/Redevelopment	11		2,063,790	4	1,605,782	15	3,669,572	44.2%
	Fee Interest	2		961,400	—	—	2	961,400	100.0%
		43		21,843,552	19	5,514,147	62	27,357,699	87.8%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	81.7%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		85,000	1	65,641	2	150,641	42.7%
		29		4,502,400	5	1,287,741	34	5,790,141	80.9%
Total commercial properties		72		26,345,952	24	6,801,888	96	33,147,840	86.6%
Residential:
Manhattan	Residential	2	(2)	653,337	—	—	2	653,337	93.2%
Suburban	Residential	1		66,611	—	—	1	66,611	84.4%
Total residential properties		3		719,948	—	—	3	719,948	91.9%
Total portfolio		75		27,065,900	24	6,801,888	99	33,867,788	86.7%
______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of June 30, 2014, we also managed a 336,200 square foot office building owned by a third party. As of June 30, 2014, we also held debt and preferred equity investments with a book value of $1.5 billion.
Critical Accounting Policies
Refer to the 2013 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these accounting policies during the six months ended June 30, 2014.
Results of Operations

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013
The following comparison for the three months ended June 30, 2014, or 2014, to the three months ended June 30, 2013, or 2013, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2013 and at June 30, 2014 and totaled 58 of our 75 consolidated properties, representing 80.6% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2014 and 2013 and all non-Same-Store Properties, including properties that are under development or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2014	2013	$ Change	% Change	2014	2013	2014	2013	2014	2013	$ Change	% Change

Rental revenue	$248.5	$243.5	$5.0	2.1%	$36.5	$20.0	$0.2	$(0.7)	$285.2	$262.8	$22.4	8.5%
Escalation and reimbursement	35.8	34.0	1.8	5.3%	3.3	4.5	0.4	0.2	39.5	38.7	0.8	2.1%
Investment income	—	—	—	—%	—	—	39.7	46.7	39.7	46.7	(7.0)	(15.0)%
Other income	0.8	1.2	(0.4)	(33.3)%	0.2	0.1	21.8	4.4	22.8	5.7	17.1	300.0%
Total revenues	285.1	278.7	6.4	2.3%	40.0	24.6	62.1	50.6	387.2	353.9	33.3	9.4%

Property operating expenses	116.6	112.9	3.7	3.3%	11.7	12.2	3.6	3.1	131.9	128.2	3.7	2.9%
Transaction related costs, net of recoveries	—	—	—	—%	0.5	0.2	1.2	1.5	1.7	1.7	—	—%
Marketing, general and administrative	—	—	—	—%	—	—	23.9	21.5	23.9	21.5	2.4	11.2%
Total expenses	116.6	112.9	3.7	3.3%	12.2	12.4	28.7	26.1	157.5	151.4	6.1	4.0%
Net operating income	$168.5	$165.8	$2.7	1.6%	$27.8	$12.2	$33.4	$24.5	229.7	202.5	27.2	13.4%
Other income (expenses):
Interest expense, net of interest income									(84.1)	(83.8)	(0.3)	0.4%
Depreciation and amortization									(94.8)	(81.6)	(13.2)	16.2%
Equity in net income (loss) from unconsolidated joint ventures									8.6	(3.8)	12.4	326.3%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									1.4	(3.6)	5.0	138.9%
Purchase price fair value adjustment									71.4	(2.3)	73.7	3,204.3%
Loss on early extinguishment of debt									(1.0)	—	(1.0)	100.0%
Income from continuing operation									131.2	27.4	103.8	378.8%
Net income from discontinued operations									4.4	3.8	0.6	15.8%
Gain on sale of discontinued operations									114.7	—	114.7	100.0%
Net income									$250.3	$31.2	$219.1	702.2%

Rental, Escalation and Reimbursement Revenues

Occupancy for our Same-Store consolidated office properties increased to 90.9% at June 30, 2014 as compared to 90.5% at June 30, 2013. Occupancy for our Same-Store Manhattan consolidated office portfolio increased to 94.1% at June 30, 2014 as compared to 93.8% at June 30, 2013. Occupancy for our Suburban consolidated office portfolio increased to 79.6% at June 30, 2014 as compared to 77.9% at June 30, 2013.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.
The following table presents a summary of the leasing activity for the three months ended June 30, 2014 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period	1,363,729
Sold vacancies	(3,653)
Properties in redevelopment:	(61,123)
Space which became available during the period(3)
• Office	157,512
• Retail	—
• Storage	279
	157,791
Total space available	1,456,744
Space leased during the period:
• Office(4)	221,908	258,307	$50.49	$54.26	$78.82	7.0	14.9
• Retail	298	392	$91.84	$122.13	$21.31	4.0	10.3
• Storage	47	97	$25.00	$28.26	$4.94	—	5.1
Total space leased	222,253	258,796	$50.55	$54.42	$78.70	5.7	14.9

Total available space at end of the period	1,234,491

Early renewals
• Office	55,992	56,631	$62.04	$52.93	$14.70	1.2	5.7
• Retail	11,517	11,673	$84.48	$53.86	$29.14	0.40	12.4
• Storage	—	—	$—	$—	$—	—	—
Total early renewals	67,509	68,304	$65.87	$53.09	$17.16	1.0	6.8

Total commenced leases, including replaced previous vacancy
• Office		314,938	$52.57	$53.90	$67.29	6.0	13.2
• Retail		12,065	$84.72	$56.08	$28.88	0.5	12.3
• Storage		97	$25.00	$28.26	$4.94	—	5.1
Total commenced leases		327,100	$53.75	$54.01	$65.85	5.7	13.2

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,151,477
Space which became available during the period(3)
• Office	41,572
• Retail	700
• Storage	300
	42,572
Total space available	1,194,049
Space leased during the year:
• Office(5)	57,665	59,066	$30.85	$33.55	$37.77	3.7	7.0
• Retail	—	—	$—	$—	$—	—	—
• Storage	100	115	$15.00	$13.04	$—	—	3.0
Total space leased	57,765	59,181	$30.82	$33.46	$37.70	3.7	7.0

Total available space at end of the period	1,136,284

Early renewals
• Office	11,656	12,361	$33.85	$33.20	$6.72	1.8	4.3
• Retail	—	—	$—	$—	$—	—	—
• Storage	—	—	$—	$—	$—	—	—
Total early renewals	11,656	12,361	$33.85	$33.20	$6.72	1.8	4.3

Total commenced leases, including replaced previous vacancy
• Office		71,427	$31.37	$33.44	$32.40	3.4	6.6
• Retail		—	$—	$—	$—	—	—
• Storage		115	$15.00	$13.04	$—	—	3.0
Total commenced leases		71,542	$31.35	$33.38	$32.34	3.4	6.5
_________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $51.24 per rentable square feet for 151,354 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $54.18 per rentable square feet for 207,985 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $34.01 per rentable square feet for 26,201 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $33.96 per rentable square feet for 38,562 rentable square feet.

At June 30, 2014, 1.7% and 5.9% of the space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan operating properties would be approximately 64.1% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties were approximately 19.2% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban operating properties would be approximately 2.0% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties were approximately 3.8% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
In May 2014, we acquired our joint partner's interest in 388-390 Greenwich Street thereby assuming full ownership of this triple net lease property. Prior to May 2014, we had accounted for our investment in 388-390 Greenwich Street under the equity method of accounting. As a result of this acquisition, we have consolidated the results of operations of this property beginning in May 2014.

Rental revenues increased primarily as a result of the consolidation of 388-390 Greenwich Street ($14.9 million), properties acquired in 2013 ($8.8 million) and an overall increase in occupancy at the Same-Store Properties ($5.0 million). This increase was partially offset by lower revenues from development properties ($7.6 million).
Escalation and reimbursement revenue increased primarily as a result of the higher recoveries at the Same Store Properties ($1.8 million) and properties acquired in 2013 ($1.2 million). The increase in escalation and reimbursement revenue at the Same-Store Properties was primarily a result of higher operating expense escalations ($1.5 million) and real estate tax recoveries ($0.6 million).
Investment Income
Investment income increased primarily as a result of a higher investment balance in 2014, partially offset by the repayment of one of our debt investments in 2013, in which we recognized additional income of $6.4 million. The weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.4 billion and 10.6%, respectively, for the three months ended June 30, 2014 compared to $1.3 billion and 11.0% during the three months ended June 30, 2013. As of June 30, 2014, our debt and preferred equity investments had a weighted average term to maturity of 1.8 years.
Other Income
Other income increased primarily as a result of a promote income earned in connection with the sale of our joint venture interest in 747 Madison Avenue ($10.3 million), a one-time fee earned in connection with the restructuring of one of our debt investments ($5.7 million) and higher contribution from Service Corporation ($2.3 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of the properties acquired in 2013 ($4.1 million) and higher operating expenses at the Same Store Properties ($3.7 million), partially offset by lower operating expenses from development properties ($4.6 million). The increase in property operating expenses at the Same-Store Properties was due mainly to higher real estate taxes ($1.4 million), utility costs ($1.0 million) and payroll costs ($0.9 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended June 30, 2014 were $23.9 million, or 5.4% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets compared to $21.5 million, or 5.1% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets for the three months ended June 30, 2013.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, increased primarily as a result of the new mortgage at 388-390 Greenwich Street ($5.6 million) and an increased borrowing on the 2012 credit facility ($1.1 million). This increase was partially offset by the the capitalization of interest relating to properties under development ($3.8 million) and the refinancing of 220 East 42nd Street at a lower rate in 2013 ($1.1 million). The weighted average debt balance outstanding increased from $6.8 billion during the three months ended June 30, 2013 to $7.8 billion during the three months ended June 30, 2014. The weighted average interest rate decreased from 4.91% for the three months ended June 30, 2013 to 4.38% for the three months ended June 30, 2014.
Depreciation and Amortization
Depreciation and amortization increased mainly as a result of the properties acquired in 2013 ($5.9 million), the write-off of certain tenant improvements and value for in-place leases associated with a former tenant ($3.4 million), and the consolidation of 388-390 Greenwich ($3.3 million).
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures increased primarily as a result of net loss recognized in the second quarter of 2013 from the West Coast Office portfolio ($5.3 million), which interests were sold in March 2014, a debt and preferred equity investment that was originated in the first quarter of 2014 ($2.6 million) which we have accounted for as a real estate investment rather than a debt and preferred equity investment, increased occupancy at 280 Broadway ($1.8 million) and 3 Columbus Circle ($1.1 million) and the refinancing of 100 Park Avenue at a lower rate ($0.9 million). This increase was partially offset by lower net income contributions from 388-390 Greenwich ($3.3 million) as a result of our acquisition of the joint venture partner's interest. Occupancy at our unconsolidated Manhattan office properties was 91.4% and 87.4% at June 30, 2014 and 2013, respectively. Occupancy at our unconsolidated Suburban office properties was 89.3% and 84.3% at June 30, 2014 and 2013, respectively. At June 30, 2014, 2.9% and 18.9% of the space leased at our Manhattan and Suburban joint venture office properties, respectively, were expected to expire during the remainder of 2014. We estimate that current market asking rents on these expected 2014 lease expirations at our Manhattan and Suburban joint venture properties are approximately 47.5% higher and 4.9% lower, respectively, than then existing in-place fully escalated rents.

Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures/Real Estate
During the three months ended June 30, 2014, we recognized a gain on sale associated with the sale of condominium units at 248 Bedford Avenue, Brooklyn ($1.4 million). During the three months ended June 30, 2013, we recognized additional post closing costs related to the sale of 521 Fifth Avenue ($1.9 million), partially offset by the sale of two properties included in the West Coast portfolio ($1.5 million).
Purchase price fair value adjustment
Purchase price fair value adjustment for the three months ended June 30, 2014 and 2013 was attributable to the acquisition of our joint venture partner interest in 388-390 Greenwich Street and 16 Court Street, Brooklyn, respectively.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three months ended June 30, 2014 was attributable to the refinancing of the previous mortgage at 248-252 Bedford Avenue ($0.5 million) and the early repayment of the mortgage at 16 Court Street, Brooklyn ($0.5 million).
Discontinued Operations
Discontinued operations for the three months ended June 30, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.8 million) and the results of operations of 673 First Avenue, which was sold in April 2014, and 2 Herald Square and 985-987 Third Avenue, which were held for sale at June 30, 2014. Discontinued operations for the three months ended June 30, 2013 includes the results of operations for 673 First Avenue, 2 Herald Square, 985-987 Third Avenue, and 333 West 34th Street and 300 Main Street, which were sold in August and September 2013, respectively.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013
The following comparison for the six months ended June 30, 2014, or 2014, to the six months ended June 30, 2013, or 2013, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2013 and at June 30, 2014 and totaled 58 of our 75 consolidated properties, representing 80.6% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2014 and 2013 and all non-Same-Store Properties, including properties that are under development or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2014	2013	$ Change	% Change	2014	2013	2014	2013	2014	2013	$ Change	% Change

Rental revenue	$487.5	$483.0	$4.5	0.9%	$64.2	$38.0	$0.1	$(2.4)	$551.8	$518.6	$33.2	6.4%
Escalation and reimbursement	70.9	69.7	1.2	1.7%	8.6	8.6	0.4	0.3	79.9	78.6	1.3	1.7%
Investment income	—	—	—	—%	—	—	93.8	99.4	93.8	99.4	(5.6)	(5.6)%
Other income	2.0	3.4	(1.4)	(41.2)%	0.2	0.3	35.1	7.3	37.3	11.0	26.3	239.1%
Total revenues	560.4	556.1	4.3	0.8%	73.0	46.9	129.4	104.6	762.8	707.6	55.2	7.8%

Property operating expenses	235.2	231.1	4.1	1.8%	28.1	23.8	5.5	5.1	268.8	260.0	8.8	3.4%
Transaction related costs, net of recoveries	—	—	—	—%	1.7	0.6	2.5	2.5	4.2	3.1	1.1	35.5%
Marketing, general and administrative	—	—	—	—%	—	—	47.1	42.6	47.1	42.6	4.5	10.6%
Total expenses	235.2	231.1	4.1	1.8%	29.8	24.4	55.1	50.2	320.1	305.7	14.4	4.7%
Net operating income	$325.2	$325.0	$0.2	0.1%	$43.2	$22.5	$74.3	$54.4	442.7	401.9	40.8	10.2%
Other income (expenses):
Interest expense, net of interest income									(165.7)	(166.5)	0.8	(0.5)%
Depreciation and amortization									(184.2)	(160.2)	(24.0)	15.0%
Equity in net income from unconsolidated joint ventures									14.7	1.3	13.4	1,030.8%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									106.1	(3.6)	109.7	3,047.2%
Purchase price fair value adjustment									71.4	(2.3)	73.7	3,204.3%
Loss on sale of investment in marketable securities									—	(0.1)	0.1	(100.0)%
Loss on early extinguishment of debt									(1.0)	(18.5)	17.5	(94.6)%
Income from continuing operation									284.0	52.0	232.0	446.2%
Net income from discontinued operations									8.2	8.5	(0.3)	(3.5)%
Gain on sale of discontinued operations									114.7	1.1	113.6	10,327.3%
Net income									$406.9	$61.6	$345.3	560.6%

Rental, Escalation and Reimbursement Revenues

Occupancy in the Same-Store consolidated office properties increased to 90.9% at June 30, 2014 as compared to 90.5% at June 30, 2013. Occupancy for our Same-Store Manhattan consolidated office portfolio increased to 94.1% at June 30, 2014 as compared to 93.8% at June 30, 2013. Occupancy for our Suburban consolidated office portfolio increased to 79.6% at June 30, 2014 as compared to 77.9% at June 30, 2013.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

The following table presents a summary of the leasing activity for the six months ended June 30, 2014 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period	1,155,271
Sold vacancies	(3,653)
Properties under redevelopment	(61,123)
Properties out of redevelopment	155,684
Space which became available during the period(3)
• Office	531,511
• Retail	5,700
• Storage	1,369
	538,580
Total space available	1,784,759
Space leased during the period:
• Office(4)	531,671	596,472	$55.78	$54.62	$60.67	4.6	9.8
• Retail	18,550	18,819	$87.70	$66.81	$44.10	4.9	15.0
• Storage	47	97	$25.00	$28.26	$4.94	—	5.1
Total space leased	550,268	615,388	$56.75	$54.81	$60.16	4.6	10.0

Total available space at end of the period	1,234,491

Early renewals
• Office	193,970	211,111	$63.18	$53.08	$13.28	1.4	5.0
• Retail	11,517	11,673	$84.48	$53.86	$29.14	0.40	12.4
• Storage	1,569	1,539	$31.78	$26.61	$0.99	—	4.6
Total early renewals	207,056	224,323	$64.07	$52.94	$14.02	1.3	5.4

Total commenced leases, including replaced previous vacancy
• Office		807,583	$57.71	$54.06	$48.28	3.7	8.6
• Retail		30,492	$86.47	$58.24	$38.37	3.2	14.0
• Storage		1,636	$31.37	$26.71	$1.22	—	4.6
Total commenced leases		839,711	$58.71	$54.11	$47.83	3.7	8.8

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,069,848
Property out of redevelopment	112,921
Space which became available during the period(3)
• Office	133,601
• Retail	1,385
• Storage	650
	135,636
Total space available	1,318,405
Space leased during the year:
• Office(5)	181,871	188,812	$30.18	$30.78	$32.00	3.7	7.2
• Retail	—	—	$—	$—	$—	—	—
• Storage	250	265	$14.66	$13.09	$—	—	4.4
Total space leased	182,121	189,077	$30.15	$30.73	$31.96	3.7	7.2

Total available space at end of the period	1,136,284

Early renewals
• Office	32,717	35,814	$33.42	$31.90	$12.15	2.2	5.8
• Retail	—	—	$—	$—	$—	—	—
• Storage	—	—	$—	$—	$—	—	—
Total early renewals	32,717	35,814	$33.42	$31.90	$12.15	2.20	5.8

Total commenced leases, including replaced previous vacancy
• Office		224,626	$30.69	$31.09	$28.84	3.4	7.0
• Retail		—	$—	$—	$—	—	—
• Storage		265	$14.66	$13.09	$—	—	4.4
Total commenced leases		224,891	$30.67	$31.05	$28.80	3.4	7.0
_________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $55.00 per rentable square feet for 365,338 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $58.00 per rentable square feet for 576,449 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $31.16 per rentable square feet for 94,388 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $31.78 per rentable square feet for 130,302 rentable square feet.

At June 30, 2014, 1.7% and 5.9% of the space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan operating properties would be approximately 64.1% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties were approximately 19.2% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban operating properties would be approximately 2.0% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties were approximately 3.8% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
In May 2014, we acquired our joint partner's interest in 388-390 Greenwich Street thereby assuming full ownership of this triple net lease property. Prior to May 2014, we had accounted for our investment in 388-390 Greenwich Street under the equity method of accounting. As a result of this acquisition, we have consolidated the results of operations of this property beginning in May 2014.
Rental revenues increased primarily as a result of the properties acquired in 2013 ($19.2 million), the consolidation of 388-390 Greenwich Street ($14.8 million) and an overall increase in occupancy at the Same Store Properties ($4.5 million).
Escalation and reimbursement revenue increased primarily as a result of the properties acquired in 2013 ($2.7 million) and higher recoveries at the Same Store Properties ($1.2 million), partially offset by lower recoveries from development properties ($2.5 million). The increase in escalation and reimbursement revenue at the Same-Store Properties was primarily a result of higher real estate tax recoveries ($1.5 million) and operating expense escalations ($1.1 million), partially offset by lower electric reimbursements ($1.4 million).
Investment Income
Investment income decreased primarily as a result of the sale of 50% of our interest in one of our debt investments in 2013 ($12.9 million) and the repayment of one of our debt investments, in which we recognized additional income in 2013 ($6.4 million), partially offset by a higher investment balance in 2014 and additional income recognized on a mezzanine investment for which the underlying property was sold in June 2014 ($10.1 million). The weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.4 billion and 10.7%, respectively, for the six months ended June 30, 2014 compared to $1.2 billion and 10.4%, respectively, for the six months ended June 30, 2013. As of June 30, 2014, our debt and preferred equity investments had a weighted average term to maturity of 1.8 years.
Other Income
Other income increased primarily as a result of a promote income earned in connection with the sale of our joint venture interest in 747 Madison Avenue ($10.3 million), incentive income received from a joint venture investment ($7.7 million), a one-time fee earned in connection with the restructuring of one of our debt investments ($5.7 million) and a higher contribution from Service Corporation ($6.2 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses for the properties acquired in 2013 ($9.8 million) and at the Same Store Properties ($4.1 million), partially offset by lower operating expenses from development properties ($5.3 million). The increase in property operating expenses at the Same-Store Properties was due mainly to higher real estate taxes ($2.1 million) and payroll costs ($1.7 million).
Transaction Related Costs
Transaction related costs increased primarily as a result of a higher volume of investment activity during the six months ended June 30, 2014.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the six months ended June 30, 2014 were $47.1 million, or 5.3% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets compared to $42.6 million, or 5.1% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets for the six months ended June 30, 2013.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, decreased primarily as a result of the capitalization of interest relating to properties under development ($5.4 million), the refinancing of 220 East 42nd Street at a lower rate ($2.0 million) and decreased borrowing on the MRA facility ($1.6 million), partially offset by a new mortgage at 388-390 Greenwich Street ($5.6 million) and an increased borrowing on the 2012 credit facility ($2.0 million). The weighted average debt balance outstanding increased from $6.8 billion during the six months ended June 30, 2013 to $7.5 billion during the six months ended June 30, 2014. The weighted average interest rate decreased from 4.90% for the six months ended June 30, 2013 to 4.49% for the six months ended June 30, 2014.
Depreciation and Amortization
Depreciation and amortization increased mainly as a result of the properties acquired in 2013 ($13.5 million), the write-off of certain tenant improvements and value for in-place leases associated with a former tenant ($3.4 million) and the consolidation of 388-390 Greenwich Street ($3.3 million).
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures increased primarily as a result of net loss recognized in the second quarter of 2013 from the West Coast Office portfolio ($8.1 million), which interests were sold in March 2014, a debt and preferred equity investment that was originated in the first quarter of 2014 ($2.6 million) which we have accounted for as a real estate investment rather than a debt and preferred equity investment, an early renewal of a retail tenant, net of the effect of a refinancing at 724 Fifth Avenue ($1.4 million), and the commencement of leases following the completion of the redevelopment project in June 2013 at 180 Broadway ($1.2 million). This increase was partially offset by lower net income from 388-390 Greenwich ($3.1 million) as a result of our acquisition of the joint venture partner's interest and the loss on extinguishment of debt partially offset by a lower interest rate associated with the refinancing of debt at 100 Park Avenue ($1.1 million). Occupancy at our unconsolidated Manhattan office properties was 91.4% and 87.4% at June 30, 2014 and 2013, respectively. Occupancy at our unconsolidated Suburban office properties was 89.3% and 84.3% at June 30, 2014 and 2013, respectively. At June 30, 2014, 2.9% and 18.9% of the space leased at our Manhattan and Suburban joint venture office properties, respectively, were expected to expire during the remainder of 2014. We estimate that current market asking rents on these expected 2014 lease expirations at our Manhattan and Suburban joint venture properties are approximately 47.5% higher and 4.9% lower, respectively, than then existing in-place fully escalated rents.
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the six months ended June 30, 2014, we recognized gains on the sale of two properties included in the West Coast portfolio ($85.6 million), the sale of partnership interests in 21 West 34th Street ($20.9 million) and the sale of condominium units at 248 Bedford Avenue, Brooklyn ($1.6 million), partially offset by additional post closing costs related to the sale of our partnership interest in 27-29 West 34th Street ($1.9 million). During the six months ended June 30, 2013, we recognized additional post closing costs related to the sale of 521 Fifth Avenue ($1.9 million), partially offset by the sale of two properties included in the West Coast portfolio ($1.5 million).
Purchase price fair value adjustment
Purchase price fair value adjustment for the six months ended June 30, 2014 and 2013 was attributable to the acquisition of our joint venture partner's interest in 388-390 Greenwich Street and 16 Court Street, Brooklyn, respectively.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the six months ended June 30, 2014 was attributable to the refinancing of the previous mortgage at 248-252 Bedford Avenue ($0.5 million) and early repayment of the mortgage at 16 Court Street, Brooklyn ($0.5 million). Loss on early extinguishment of debt for the six months ended June 30, 2013 was attributable to the refinancing of the mortgage at 1515 Broadway.
Discontinued Operations
Discontinued operations for the six months ended June 30, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.8 million) and the results of operations of 673 First Avenue, which was sold in April 2014, and 2 Herald Square and 985-987 Third Avenue, which were held for sale at June 30, 2014. Discontinued operations for the six months ended June 30, 2013 includes the gain on sale recognized for 44 West 55th Street ($1.1 million), which was sold in February 2013, and the results of operations for 673 First Avenue, 2 Herald Square, 985-987 Third Avenue and 44 West 55th Street, 333 West 34th Street and 300 Main Street, which were sold in February, August and September 2013, respectively.

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

For properties owned since January 1, 2013 (excluding assets held for sale) and still owned and operated at June 30, 2014, Same-Store NOI is determined as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Rental revenues, rent escalations, and reimbursement revenues	$284.3	$277.5	$6.8	2.45%	$558.4	$552.7	$5.7	1.03%
Other income	0.8	1.2	(0.4)	(33.33)%	2.0	3.4	(1.4)	(41.18)%
Total revenues	285.1	278.7	6.4	2.30%	560.4	556.1	4.3	0.77%
Property operating expenses	116.6	112.9	3.7	3.28%	235.2	231.1	4.1	1.77%
Operating income	168.5	165.8	2.7	1.63%	325.2	325.0	0.2	0.06%
Less: Non-building revenue	0.2	0.7	(0.5)	(71.43)%	0.4	1.5	(1.1)	(73.33)%
Same-Store NOI	$168.3	$165.1	$3.2	1.94%	$324.8	$323.5	$1.3	0.40%

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2014 are as follows (in thousands):

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Property mortgages and other loans(1)	$169,413	$277,017	$570,257	$1,147,642	$64,462	$3,901,635	$6,130,426
Corporate obligations	75,898	7	255,308	355,008	250,000	1,333,000	2,269,221
Joint venture debt-our share	27,651	44,260	561,736	442,584	28	353,580	1,429,839
Total	$272,962	$321,284	$1,387,301	$1,945,234	$314,490	$5,588,215	$9,829,486
________________________________

(1)	Includes the mortgage at 2 Herald Center, which is included in liabilities related to assets held for sale.

As of June 30, 2014, we had $348.0 million of consolidated cash on hand, inclusive of $39.9 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $308.1 million and $199.0 million at June 30, 2014 and 2013, respectively, representing an increase of $109.1 million. The increase was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
Net cash provided by operating activities	$276,562	$209,688	$66,874
Net cash used in investing activities	$(318,041)	$(42,722)	$(275,319)
Net cash provided by (used in) financing activities	$142,890	$(157,981)	$300,871
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2014, our Manhattan and Suburban consolidated office portfolio were 94.9% and 79.6% occupied, respectively. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(156,080)
Capital expenditures and capitalized interest	(72,718)
Escrow cash-capital improvements/acquisition deposits	(37,833)
Joint venture investments	(88,619)
Distributions from joint ventures	146,582
Proceeds from sales of real estate/partial interest in property	252,224
Debt and preferred equity and other investments	(318,875)
Increase in net cash used by investing activities	$(275,319)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $61.5 million for the six months ended June 30, 2013 to $134.2 million for the six months ended June 30, 2014. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and new leasing activity.

We generally fund our investment activity through property-level financing, our 2012 credit facility, MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sale of real estate and from time to time, the Company issues common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$934,270
Repayments under our debt obligations	(778,216)
Noncontrolling interests, contributions in excess of distributions	161
Other financing activities	(24,707)
Redemption of preferred stock	192,500
Proceeds from issuance of common and preferred stock	272
Dividends and distributions paid	(23,409)
Increase in net cash provided in financing activities	$300,871
Capitalization
As of June 30, 2014, SL Green had 95,587,301 shares of common stock, 3,500,060 common units of limited partnership interest in the Operating Partnership held by persons other than the Company, 9,200,000 shares of SL Green's 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $53.6 million.
At-the-Market Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the six months ended June 30, 2014, we sold 25,659 shares of our common stock out of the remaining balance of this ATM Program for aggregate net proceeds of $2.8 million. The net proceeds from this offering were contributed to the Operating Partnership in exchange for 25,659 units of limited partnership interest of the Operating Partnership.
In June 2014, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the six months ended June 30, 2014, we sold 55,765 shares of our common stock for aggregate net proceeds of $6.1 million. The net proceeds from this offering were contributed to the Operating Partnership in exchange for 55,765 units of limited partnership interest of the Operating Partnership. As of June 30, 2014, $293.8 million remained available for issuance of common stock under the new ATM Program.
Dividend Reinvestment and Stock Purchase Plan
In March 2012, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRIP. The DRIP commenced on September 24, 2001.
During the six months ended June 30, 2014, the Company issued 272 shares of SL Green's common stock and received approximately $26,000 of net proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of the stockholders. Subject to adjustments upon certain corporate transactions or events, up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan.  As of June 30, 2014, 3,200,000 fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

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
The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.6 million, $1.9 million, $0.8 million and $2.8 million during the three and six months ended June 30, 2014 and 2013, respectively, related to the 2010 Long-Term Compensation Plan.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. The remaining one-third of each award will be earned based on performance through the end of the performance period.
The cost of the 2011 Outperformance Plan (approximately $27.0 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $4.3 million, $6.1 million, $1.7 million and $4.5 million during the three and six months ended June 30, 2014 and 2013, respectively, related to the 2011 Outperformance Plan.

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
During the six months ended June 30, 2014, 5,974 phantom stock units were earned. As of June 30, 2014, there were 79,499 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2014, 76,727 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At June 30, 2014, borrowings under our mortgages and other loans payable, our 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 46.8% of our combined market capitalization of $20.9 billion (based on a common stock price of $109.41 per share, the closing price of SL Green's common stock on the NYSE on June 30, 2014). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2014 and December 31, 2013, respectively (amounts in thousands).

	June 30, 2014	December 31, 2013
Debt Summary:
Balance
Fixed rate(1)	$5,554,152	$5,561,749
Variable rate—hedged	542,128	38,211
Total fixed rate	6,096,280	5,599,960
Variable rate	1,538,297	774,301
Variable rate—supporting variable rate assets	723,055	545,647
Total variable rate	2,261,352	1,319,948
Total	$8,357,632	$6,919,908
Percent of Total Debt:
Total fixed rate	72.9%	80.9%
Variable rate	27.1%	19.1%
Total	100.0%	100.0%
Effective Interest Rate for the Period:
Fixed rate	5.22%	5.33%
Variable rate	2.01%	2.39%
Effective interest rate	4.49%	4.81%
________________________________

(1)	Includes the mortgage at 2 Herald Center, which is included in liabilities related to assets held for sale.

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.16% and 0.17% at June 30, 2014 and December 31, 2013, respectively). Our consolidated debt at June 30, 2014 had a weighted average term to maturity of 5.4 years.
Certain of our debt and preferred equity investments, with a face amount of $723.1 million at June 30, 2014, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of June 30, 2014, our total mortgage debt (excluding our share of joint venture mortgage debt of $1.4 billion) consisted of $4.6 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 5.12% and $1.5 billion of variable rate debt with an effective weighted average interest rate of 1.96%.
Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility, entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $783.0 million term loan facility, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month as-of-right extension options, subject to the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At June 30, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At June 30, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.64% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2014, the facility fee was 30 basis points. At June 30, 2014, we had $116.3 million of outstanding letters of credit and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the revolving credit facility.
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
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us an ability to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over one-month LIBOR depending on the pledged collateral. As of June 30, 2014, we have $300.0 million undrawn capacity under the MRA.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	June 30, 2014 Unpaid Principal Balance	June 30, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,227	255,206	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	303,354	297,837	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,712	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,701	3.00%	3.00%	20	March 30, 2027
	$1,386,221	$1,344,206	$1,339,330
_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of the SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.7153 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of June 30, 2014, $41.6 million remained to be amortized into the debt balance.

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
Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2014, we were in compliance with all such covenants.
Market Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2014 would increase our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $14.9 million and would increase our share of joint venture annual interest cost by approximately $8.0 million.
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
We have $6.1 billion of fixed-rate long-term debt, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and variable rate joint venture debt as of June 30, 2014 was based on LIBOR plus a spread ranging from 90 basis points to 935 basis points.
Contractual Obligations
Refer to our 2013 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2014.
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
Capital Expenditures
We estimate that for the six months ending December 31, 2014, we expect to incur approximately $174.7 million of our share of recurring capital expenditures and $76.5 million of development expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and we estimate that our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $66.1 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.00 per share, we would pay approximately $191.2 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $1.0 million, $1.9 million, 0.9 million and $1.9 million for the three and six months ended June 30, 2014 and 2013, respectively. We also recorded expenses of $4.7 million, $8.2 million, $4.3 million and $8.4 million for the three and six months ended June 30, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Marketing Services
A-List Marketing, LLC, or A-List, provides marketing services to us. Deena Wolff, a sister of Marc Holliday, our chief executive officer, is the owner of A-List. We recorded approximately $77,100, $94,900, $104,900 and $107,300 for the three and six months ended June 30, 2014 and 2013, respectively, for these services.
Leases
Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of approximately $111,600, $216,400, $95,500 and $213,700 for the three and six months ended June 30, 2014 and 2013, respectively.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of June 30, 2014, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2014. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties and expires December 31, 2015. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.
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

FFO for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to SL Green common stockholders	$235,541	$8,276	$381,631	$27,185
Add:
Depreciation and amortization	94,838	81,577	184,217	160,200
Discontinued operations depreciation adjustments	—	2,060	433	4,126
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	8,161	17,620	21,148	25,148
Net income attributable to noncontrolling interests	10,488	3,248	16,707	6,704
Less:
Gain on sale of discontinued operations	114,735	—	114,735	1,113
Equity in net gain (loss) on sale of joint venture property/interest	1,444	(3,583)	106,084	(3,583)
Purchase price fair value adjustment	71,446	(2,305)	71,446	(2,305)
Depreciable real estate reserves, net of recoveries	—	(2,150)	—	(2,150)
Depreciation and amortization on non-rental real estate assets	503	343	1,017	588
Funds from Operations	$160,900	$120,476	$310,854	$229,700
Cash flows provided by operating activities	$188,414	$120,132	$276,562	$209,688
Cash flows (used in) provided by investing activities	$(246,240)	$126,354	$(318,041)	$(42,722)
Cash flows (used in) provided by financing activities	$(81,233)	$(267,621)	$142,890	$(157,981)
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

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Rate Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2013 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2013.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
SL GREEN OPERATING PARTNERSHIP, L.P.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
As of June 30, 2014, neither the Company nor the Operating Partnership were involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in "Part I. Item 1A. Risk Factors" in the 2013 Annual Report on Form 10-K of the Company and the Operating Partnership.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a)         Exhibits:

3.1	Articles of Restatement of the Operating Partnership, dated June 11, 2014, filed herewith.
3.2	Third Amended and Restated Bylaws of the Company, dated June 11, 2014, filed herewith.
3.3
Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of April 2, 2014, incorporated by reference to the Company's Form 8-K, dated April 4, 2014, filed with the SEC on April 4, 2014.

3.4
Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.5
Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

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

101.1
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ James Mead
Date: August 11, 2014		James Mead Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ James Mead
Date: August 11, 2014	By:	James Mead Chief Financial Officer