Form 10-Q
period 2014-09-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2014-11-10
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
SL Green Realty Corp. YES ☐ NO ☒ SL Green Operating Partnership, L.P. YES ☐  NO ☒
The number of shares outstanding of SL Green Realty Corp.'s common stock, $0.01 par value, was 96,516,521 as of November 3, 2014. As of November 3, 2014, 876,199 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2014 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
The Company owns 96.25% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2014, noncontrolling investors held, in aggregate, a 3.75% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

(i)

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,833,305	$3,032,526
Building and improvements	8,679,637	7,884,663
Building leasehold and improvements	1,405,255	1,366,281
Properties under capital lease	27,445	50,310
	13,945,642	12,333,780
Less: accumulated depreciation	(1,826,027)	(1,646,240)
	12,119,615	10,687,540
Assets held for sale	753,457	—
Cash and cash equivalents	253,520	206,692
Restricted cash	159,303	142,051
Investment in marketable securities	39,293	32,049
Tenant and other receivables, net of allowance of $20,719 and $17,325 in 2014 and 2013, respectively	64,184	60,393
Related party receivables	13,262	8,530
Deferred rents receivable, net of allowance of $27,185 and $30,333 in 2014 and 2013, respectively	364,284	386,508
Debt and preferred equity investments, net of discounts and deferred origination fees of $19,801 and $18,593 in 2014 and 2013, respectively, and allowance of $1,000 in 2013	1,432,951	1,304,839
Investments in unconsolidated joint ventures	996,842	1,113,218
Deferred costs, net	310,860	267,058
Other assets	729,538	750,123
Total assets	$17,237,109	$14,959,001
Liabilities
Mortgages and other loans payable	$5,890,782	$4,860,578
Revolving credit facility	244,000	220,000
Term loan and senior unsecured notes	2,054,168	1,739,330
Accrued interest payable and other liabilities	127,811	114,622
Accounts payable and accrued expenses	183,001	145,889
Deferred revenue	215,527	263,261
Capitalized lease obligations	20,728	47,671
Deferred land leases payable	1,129	22,185
Dividend and distributions payable	53,571	52,255
Security deposits	66,659	61,308
Liabilities related to assets held for sale	461,891	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,419,267	7,627,099
Commitments and contingencies	—	—
Noncontrolling interests in the Operating Partnership	381,274	265,476
Preferred Units	73,115	49,550

SL Green Realty Corp.
Consolidated Balance Sheets (cont.)
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2014 and December 31, 2013	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 99,547 and 98,563 issued and outstanding at September 30, 2014 and December 31, 2013, respectively (including 3,602 and 3,570 shares held in Treasury at September 30, 2014 and December 31, 2013, respectively)	996	986
Additional paid-in-capital	5,130,858	5,015,904
Treasury stock at cost	(320,222)	(317,356)
Accumulated other comprehensive loss	(2,896)	(15,211)
Retained earnings	1,813,956	1,619,150
Total SL Green stockholders' equity	6,844,624	6,525,405
Noncontrolling interests in other partnerships	518,829	491,471
Total equity	7,363,453	7,016,876
Total liabilities and equity	$17,237,109	$14,959,001
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenue, net	$291,293	$242,439	$826,877	$741,022
Escalation and reimbursement	43,826	42,026	120,209	114,850
Investment income	43,969	44,448	137,767	143,887
Other income	11,186	9,869	48,498	20,855
Total revenues	390,274	338,782	1,133,351	1,020,614
Expenses
Operating expenses, including $5,104 and $13,183 (2014) and $4,698 and $12,858 (2013) of related party expenses	72,111	72,784	211,118	205,921
Real estate taxes	55,548	51,529	159,702	149,857
Ground rent	8,088	7,930	24,161	23,988
Interest expense, net of interest income	82,376	78,226	236,424	232,862
Amortization of deferred financing costs	6,679	4,121	15,737	12,404
Depreciation and amortization	94,443	84,162	274,337	238,666
Transaction related costs, net of recoveries	2,383	(2,368)	6,554	717
Marketing, general and administrative	22,649	20,869	69,778	63,450
Total expenses	344,277	317,253	997,811	927,865
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, loss on sale of investment in marketable securities, purchase price fair value adjustment and loss on early extinguishment of debt	45,997	21,529	135,540	92,749
Equity in net income from unconsolidated joint ventures	6,034	2,939	20,781	4,251
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	16,496	(354)	122,580	(3,937)
Loss on sale of investment in marketable securities	—	—	—	(65)
Purchase price fair value adjustment	(4,000)	—	67,446	(2,305)
Loss on early extinguishment of debt	(24,475)	—	(25,500)	(18,523)
Income from continuing operations	40,052	24,114	320,847	72,170
Net income from discontinued operations	4,035	7,435	15,449	19,851
Gain on sale of discontinued operations	29,507	13,787	144,242	14,900
Net income	73,594	45,336	480,538	106,921
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(2,636)	(1,110)	(16,010)	(1,909)
Noncontrolling interests in other partnerships	(1,712)	(2,901)	(5,045)	(8,806)
Preferred units distribution	(820)	(562)	(1,950)	(1,692)
Net income attributable to SL Green	68,426	40,763	457,533	94,514
Preferred stock redemption costs	—	—	—	(12,160)
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,214)	(18,144)
Net income attributable to SL Green common stockholders	$64,688	$37,025	$446,319	$64,210
Amounts attributable to SL Green common stockholders:
Income from continuing operations	$20,312	$16,772	$108,710	$36,518
Purchase price fair value adjustment	(3,856)	—	65,111	(2,239)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	15,901	(344)	118,336	(3,824)
Net income from discontinued operations	3,889	7,216	14,914	19,282
Gain on sale of discontinued operations	28,442	13,381	139,248	14,473
Net income attributable to SL Green common stockholders	$64,688	$37,025	$446,319	$64,210

SL Green Realty Corp.
Consolidated Statements of Income (cont.)
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Income from continuing operations before gains (loss) on sale and discontinued operations	$0.17	$0.18	$1.82	$0.37
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	0.17	—	1.24	(0.04)
Net income from discontinued operations	0.04	0.07	0.16	0.21
Gain on sale of discontinued operations	0.30	0.15	1.46	0.16
Net income attributable to SL Green common stockholders	$0.68	$0.40	$4.68	$0.70
Diluted earnings per share:
Income from continuing operations before gains (loss) on sale and discontinued operations	$0.17	$0.18	$1.82	$0.37
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	0.17	—	1.23	(0.04)
Net income from discontinued operations	0.04	0.07	0.16	0.21
Gain on sale of discontinued operations	0.30	0.15	1.45	0.16
Net income attributable to SL Green common stockholders	$0.68	$0.40	$4.66	$0.70
Dividends per share	$0.50	$0.33	$1.50	$0.99
Basic weighted average common shares outstanding	95,734	91,988	95,437	91,684
Diluted weighted average common shares and common share equivalents outstanding	99,706	95,016	99,322	94,631
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$73,594	$45,336	$480,538	$106,921
Other comprehensive income:
Change in net unrealized gain (loss) on derivative instruments, including SL Green's share of joint venture net unrealized gain (loss) on derivative instruments	3,919	(1,165)	11,380	10,522
Change in unrealized (loss) gain on marketable securities	(506)	513	1,282	306
Other comprehensive income (loss)	3,413	(652)	12,662	10,828
Comprehensive income	77,007	44,684	493,200	117,749
Net income attributable to noncontrolling interests	(5,168)	(4,573)	(23,005)	(12,407)
Other comprehensive (income) loss attributable to noncontrolling interests	(113)	25	(347)	(490)
Comprehensive income attributable to SL Green	$71,726	$40,136	$469,848	$104,852
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Number of Shares	Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2013	$221,932	94,993	$986	$5,015,904	$(317,356)	$(15,211)	$1,619,150	$491,471	$7,016,876
Net income							457,533	5,045	462,578
Other comprehensive income						12,315			12,315
Preferred dividends							(11,214)		(11,214)
DRIP proceeds				40					40
Conversion of units of the Operating Partnership to common stock		264	3	26,389					26,392
Reallocation of noncontrolling interest in the Operating Partnership							(108,453)		(108,453)
Deferred compensation plan and stock award, net		4	—	1,503	(2,866)				(1,363)
Amortization of deferred compensation plan				23,822					23,822
Issuance of common stock		394	4	42,694					42,698
Proceeds from stock options exercised		290	3	20,506					20,509
Contributions to consolidated joint venture interests								28,058	28,058
Cash distributions to noncontrolling interests								(5,745)	(5,745)
Cash distributions declared ($1.50 per common share, none of which represented a return of capital for federal income tax purposes)							(143,060)		(143,060)
Balance at September 30, 2014	$221,932	95,945	$996	$5,130,858	$(320,222)	$(2,896)	$1,813,956	$518,829	$7,363,453
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$480,538	$106,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,877	264,833
Equity in net income from unconsolidated joint ventures	(20,781)	(4,251)
Distributions of cumulative earnings from unconsolidated joint ventures	23,065	21,723
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(122,580)	3,937
Purchase price fair value adjustment	(71,446)	2,305
Depreciable real estate reserves	—	2,150
Gain on sale of discontinued operations	(144,242)	(14,900)
Loss on early extinguishment of debt	25,500	10,968
Deferred rents receivable	(43,736)	(44,021)
Other non-cash adjustments	(13,121)	(31,732)
Changes in operating assets and liabilities:
Restricted cash—operations	(7,124)	1,254
Tenant and other receivables	(7,336)	(3,018)
Related party receivables	(5,200)	(187)
Deferred lease costs	(17,544)	(28,502)
Other assets	(35,717)	(23,316)
Accounts payable, accrued expenses and other liabilities and security deposits	17,445	23,635
Deferred revenue and deferred land leases payable	23,608	22,731
Net cash provided by operating activities	377,206	310,530
Investing Activities
Acquisitions of real estate property	(711,437)	(58,185)
Additions to land, buildings and improvements	(282,947)	(108,849)
Escrowed cash—capital improvements/acquisition deposits	(67,868)	(246,682)
Investments in unconsolidated joint ventures	(217,187)	(120,130)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	158,809	19,795
Net proceeds from disposition of real estate/joint venture interest	357,426	218,701
Proceeds from sale of marketable securities	3,669	287
Purchase of marketable securities	(10,025)	(11,492)
Other investments	15,980	(14,874)
Origination of debt and preferred equity investments	(421,003)	(393,429)
Repayments or redemption of debt and preferred equity investments	349,320	472,317
Net cash used in investing activities	(825,263)	(242,541)

SL Green Realty Corp.
Consolidated Statements of Cash Flows (cont.)
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2014	2013
Financing Activities
Proceeds from mortgages and other loans payable	2,001,603	980,333
Repayments of mortgages and other loans payable	(1,688,466)	(1,027,201)
Proceeds from revolving credit facility, term loan and senior unsecured notes	1,136,400	844,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(805,988)	(578,970)
Payment of debt extinguishment costs	(23,332)	—
Proceeds from stock options exercised and DRIP issuance	20,549	10,452
Net proceeds from sale of common stock	42,698	41,734
Net proceeds from sale of preferred stock	—	24
Redemption of preferred stock	—	(192,500)
Sale of treasury stock	—	6,089
Distributions to noncontrolling interests in other partnerships	(5,745)	(11,809)
Contributions from noncontrolling interests in other partnerships	27,933	3,781
Distributions to noncontrolling interests in the Operating Partnership	(5,482)	(2,695)
Dividends paid on common and preferred stock	(154,907)	(113,192)
Deferred loan costs and capitalized lease obligation	(50,378)	(8,921)
Net cash provided by (used in) financing activities	494,885	(48,875)
Net increase in cash and cash equivalents	46,828	19,114
Cash and cash equivalents at beginning of period	206,692	189,984
Cash and cash equivalents at end of period	$253,520	$209,098

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,503	$434
Issuance of units in the Operating Partnership	22,862	14,270
Redemption of units in the Operating Partnership	26,392	17,287
Issuance of preferred units of limited partnership interest in the Operating Partnership	27,565	—
Fair value adjustment to noncontrolling interest in the Operating Partnership	108,453	38,452
Derivative instruments at fair value	12,713	494
Tenant improvements and capital expenditures payable	8,456	9,855
Capital leased asset	—	9,992
Transfer to net assets held for sale	753,457	—
Transfer to liabilities related to net assets held for sale	461,891	—
Transfer of financing receivable to debt investment	19,675	—
Deferred leasing payable	13,086	2,849
Consolidation of real estate	1,316,591	90,934
Assumption of mortgage loan	—	84,642
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,833,305	$3,032,526
Building and improvements	8,679,637	7,884,663
Building leasehold and improvements	1,405,255	1,366,281
Properties under capital lease	27,445	50,310
	13,945,642	12,333,780
Less: accumulated depreciation	(1,826,027)	(1,646,240)
	12,119,615	10,687,540
Assets held for sale	753,457	—
Cash and cash equivalents	253,520	206,692
Restricted cash	159,303	142,051
Investment in marketable securities	39,293	32,049
Tenant and other receivables, net of allowance of $20,719 and $17,325 in 2014 and 2013, respectively	64,184	60,393
Related party receivables	13,262	8,530
Deferred rents receivable, net of allowance of $27,185 and $30,333 in 2014 and 2013, respectively	364,284	386,508
Debt and preferred equity investments, net of discounts and deferred origination fees of $19,801 and $18,593 in 2014 and 2013, respectively, and allowance of $1,000 in 2013	1,432,951	1,304,839
Investments in unconsolidated joint ventures	996,842	1,113,218
Deferred costs, net	310,860	267,058
Other assets	729,538	750,123
Total assets	$17,237,109	$14,959,001
Liabilities
Mortgages and other loans payable	$5,890,782	$4,860,578
Revolving credit facility	244,000	220,000
Term loan and senior unsecured notes	2,054,168	1,739,330
Accrued interest payable and other liabilities	127,811	114,622
Accounts payable and accrued expenses	183,001	145,889
Deferred revenue	215,527	263,261
Capitalized lease obligations	20,728	47,671
Deferred land leases payable	1,129	22,185
Dividend and distributions payable	53,571	52,255
Security deposits	66,659	61,308
Liabilities related to assets held for sale	461,891	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,419,267	7,627,099
Commitments and contingencies	—	—
Preferred Units	73,115	49,550

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets (cont.)
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 outstanding at both September 30, 2014 and December 31, 2013	221,932	221,932
SL Green partners' capital 997 and 979 general partner common units and 94,948 and 94,014 limited partner common units outstanding at September 30, 2014 and December 31, 2013, respectively)	6,922,104	6,506,747
Limited partner interests in SLGOP (3,735 and 2,902 limited partner common units outstanding at September 30, 2014 and December 31, 2013, respectively)	84,862	77,864
Accumulated other comprehensive loss	(3,000)	(15,662)
Total SLGOP partners' capital	7,225,898	6,790,881
Noncontrolling interests in other partnerships	518,829	491,471
Total capital	7,744,727	7,282,352
Total liabilities and capital	$17,237,109	$14,959,001
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenue, net	$291,293	$242,439	$826,877	$741,022
Escalation and reimbursement	43,826	42,026	120,209	114,850
Investment income	43,969	44,448	137,767	143,887
Other income	11,186	9,869	48,498	20,855
Total revenues	390,274	338,782	1,133,351	1,020,614
Expenses
Operating expenses, including $5,104 and $13,183 (2014) and $4,698 and $12,858 (2013) of related party expenses	72,111	72,784	211,118	205,921
Real estate taxes	55,548	51,529	159,702	149,857
Ground rent	8,088	7,930	24,161	23,988
Interest expense, net of interest income	82,376	78,226	236,424	232,862
Amortization of deferred financing costs	6,679	4,121	15,737	12,404
Depreciation and amortization	94,443	84,162	274,337	238,666
Transaction related costs, net of recoveries	2,383	(2,368)	6,554	717
Marketing, general and administrative	22,649	20,869	69,778	63,450
Total expenses	344,277	317,253	997,811	927,865
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, loss on sale of investment in marketable securities, purchase price fair value adjustment and loss on early extinguishment of debt	45,997	21,529	135,540	92,749
Equity in net income from unconsolidated joint ventures	6,034	2,939	20,781	4,251
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	16,496	(354)	122,580	(3,937)
Loss on sale of investment in marketable securities	—	—	—	(65)
Purchase price fair value adjustment	(4,000)	—	67,446	(2,305)
Loss on early extinguishment of debt	(24,475)	—	(25,500)	(18,523)
Income from continuing operations	40,052	24,114	320,847	72,170
Net income from discontinued operations	4,035	7,435	15,449	19,851
Gain on sale of discontinued operations	29,507	13,787	144,242	14,900
Net income	73,594	45,336	480,538	106,921
Net income attributable to noncontrolling interests in other partnerships	(1,712)	(2,901)	(5,045)	(8,806)
Preferred unit distributions	(820)	(562)	(1,950)	(1,692)
Net income attributable to SLGOP	71,062	41,873	473,543	96,423
Preferred unit redemption costs	—	—	—	(12,160)
Perpetual preferred unit distributions	(3,738)	(3,738)	(11,214)	(18,144)
Net income attributable to SLGOP common unitholders	$67,324	$38,135	$462,329	$66,119
Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$21,286	$17,267	$112,612	$37,610
Purchase price fair value adjustment	(4,000)	—	67,446	(2,305)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	16,496	(354)	122,580	(3,937)
Net income from discontinued operations	4,035	7,435	15,449	19,851
Gain on sale of discontinued operations	29,507	13,787	144,242	14,900
Net income attributable to SLGOP common unitholders	$67,324	$38,135	$462,329	$66,119

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per unit:
Income from continuing operations before gains (loss) on sale and discontinued operations	$0.17	$0.18	$1.82	$0.37
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	0.17	—	1.24	(0.04)
Net income from discontinued operations	0.04	0.07	0.16	0.21
Gain on sale of discontinued operations	0.30	0.15	1.46	0.16
Net income attributable to SLGOP common unitholders	$0.68	$0.40	$4.68	$0.70
Diluted earnings per unit:
Income from continuing operations before gains (loss) on sale and discontinued operations	$0.17	$0.18	$1.82	$0.37
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	0.17	—	1.23	(0.04)
Net income from discontinued operations	0.04	0.07	0.16	0.21
Gain on sale of discontinued operations	0.30	0.15	1.45	0.16
Net income attributable to SLGOP common unitholders	$0.68	$0.40	$4.66	$0.70
Dividends per unit	$0.50	$0.33	$1.50	$0.99
Basic weighted average common units outstanding	99,319	94,780	98,860	94,389
Diluted weighted average common units and common unit equivalents outstanding	99,706	95,016	99,322	94,631
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$73,594	$45,336	$480,538	$106,921
Other comprehensive income:
Change in net unrealized gain (loss) on derivative instruments, including SLGOP's share of joint venture net unrealized gain (loss) on derivative instruments	3,919	(1,165)	11,380	10,522
Change in unrealized (loss) gain on marketable securities	(506)	513	1,282	306
Other comprehensive income (loss)	3,413	(652)	12,662	10,828
Comprehensive income	77,007	44,684	493,200	117,749
Net income attributable to noncontrolling interests	(1,712)	(2,901)	(5,045)	(8,806)
Comprehensive income attributable to SLGOP	$75,295	$41,783	$488,155	$108,943
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		General Partner		Limited Partners
	Series I Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2013	$221,932	94,993	$6,506,747	2,902	$77,864	$(15,662)	$491,471	7,282,352
Net income	11,214		446,319		16,010		5,045	478,588
Other comprehensive income						12,662		12,662
Preferred distributions	(11,214)							(11,214)
Issuance of common units				1,097	22,862			22,862
DRIP proceeds		—	40					40
Redemption of units		264	26,392	(264)	(26,392)			—
Deferred compensation plan and stock award, net		4	(1,363)					(1,363)
Amortization of deferred compensation plan			23,822					23,822
Contribution to consolidated joint venture interest							28,058	28,058
Contributions—net proceeds from common stock offering		394	42,698					42,698
Contributions—proceeds from stock options exercised		290	20,509					20,509
Cash distributions to noncontrolling interests							(5,745)	(5,745)
Cash distribution declared ($1.50 per common unit, none of which represented a return of capital for federal income tax purposes)			(143,060)		(5,482)			(148,542)
Balance at September 30, 2014	$221,932	95,945	$6,922,104	3,735	$84,862	$(3,000)	$518,829	$7,744,727
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$480,538	$106,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,877	264,833
Equity in net income from unconsolidated joint ventures	(20,781)	(4,251)
Distributions of cumulative earnings from unconsolidated joint ventures	23,065	21,723
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(122,580)	3,937
Purchase price fair value adjustment	(71,446)	2,305
Depreciable real estate reserves	—	2,150
Gain on sale of discontinued operations	(144,242)	(14,900)
Loss on early extinguishment of debt	25,500	10,968
Deferred rents receivable	(43,736)	(44,021)
Other non-cash adjustments	(13,121)	(31,732)
Changes in operating assets and liabilities:
Restricted cash—operations	(7,124)	1,254
Tenant and other receivables	(7,336)	(3,018)
Related party receivables	(5,200)	(187)
Deferred lease costs	(17,544)	(28,502)
Other assets	(35,717)	(23,316)
Accounts payable, accrued expenses and other liabilities and security deposits	17,445	23,635
Deferred revenue and deferred land leases payable	23,608	22,731
Net cash provided by operating activities	377,206	310,530
Investing Activities
Acquisitions of real estate property	(711,437)	(58,185)
Additions to land, buildings and improvements	(282,947)	(108,849)
Escrowed cash—capital improvements/acquisition deposits	(67,868)	(246,682)
Investments in unconsolidated joint ventures	(217,187)	(120,130)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	158,809	19,795
Net proceeds from disposition of real estate/joint venture interest	357,426	218,701
Proceeds from sale of marketable securities	3,669	287
Purchase of marketable securities	(10,025)	(11,492)
Other investments	15,980	(14,874)
Origination of debt and preferred equity investments	(421,003)	(393,429)
Repayments or redemption of debt and preferred equity investments	349,320	472,317
Net cash used in investing activities	(825,263)	(242,541)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows (cont.)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Financing Activities
Proceeds from mortgages and other loans payable	2,001,603	980,333
Repayments of mortgages and other loans payable	(1,688,466)	(1,027,201)
Proceeds from revolving credit facility, term loan and senior unsecured notes	1,136,400	844,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(805,988)	(578,970)
Payments of debt extinguishment costs	(23,332)	—
Contributions of proceeds from stock options exercised and DRIP issuance	20,549	10,452
Contributions of net proceeds from sale of common stock	42,698	41,734
Contributions of net proceeds from sale of preferred stock	—	24
Redemption of preferred stock	—	(192,500)
Sale of treasury stock	—	6,089
Distributions to noncontrolling interests in other partnerships	(5,745)	(11,809)
Contributions from noncontrolling interests in other partnerships	27,933	3,781
Distributions paid on common and preferred units	(160,389)	(115,887)
Deferred loan costs and capitalized lease obligation	(50,378)	(8,921)
Net cash provided by (used in) financing activities	494,885	(48,875)
Net increase in cash and cash equivalents	46,828	19,114
Cash and cash equivalents at beginning of period	206,692	189,984
Cash and cash equivalents at end of period	$253,520	$209,098

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,503	$434
Issuance of units in the Operating Partnership	22,862	14,270
Redemption of units in the Operating Partnership	26,392	17,287
Issuance of preferred units of limited partnership interest in the Operating Partnership	27,565	—
Derivative instruments at fair value	12,713	494
Tenant improvements and capital expenditures payable	8,456	9,855
Capital leased asset	—	9,992
Transfer to net assets held for sale	753,457	—
Transfer to liabilities related to net assets held for sale	461,891	—
Transfer of financing receivable to debt investment	19,675	—
Deferred leasing payable	13,086	2,849
Consolidation of real estate	1,316,591	90,934
Assumption of mortgage loan	—	84,642
The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2014
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
Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2014, noncontrolling investors held, in the aggregate, a 3.75% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.
As of September 30, 2014, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23		18,429,045	7	3,476,115	30	21,905,160	95.4%
	Retail	8	(2)	394,535	7	283,295	15	677,830	90.3%
	Development/Redevelopment	9	(3)	1,973,862	4	1,605,782	13	3,579,644	39.7%
	Fee Interest	3	(3)	1,137,930	—	—	3	1,137,930	100.0%
		43		21,935,372	18	5,365,192	61	27,300,564	88.2%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	81.3%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		85,000	1	65,641	2	150,641	50.5%
		29		4,502,400	5	1,287,741	34	5,790,141	80.7%
Total commercial properties		72		26,437,772	23	6,652,933	95	33,090,705	86.8%
Residential:
Manhattan	Residential	3	(2)	735,587	—	—	3	735,587	94.1%
Suburban	Residential	1		66,611	—	—	1	66,611	79.2%
Total residential properties		4		802,198	—	—	4	802,198	93.2%
Total portfolio		76		27,239,970	23	6,652,933	99	33,892,903	87.0%
______________________________________________________________________

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

(3)	Includes two properties, which are held for sale as of September 30, 2014.

As of September 30, 2014, we also managed a 336,200 square foot office building owned by a third party. As of September 30, 2014, we also held debt and preferred equity investments with a book value of $1.4 billion.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2014 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 of the Company and the Operating Partnership.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of September 30, 2014 and December 31, 2013 are $196.2 million and $605.9 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of September 30, 2014 and December 31, 2013 are $106.9 million and $370.9 million, respectively, related to our consolidated VIEs. Also included in assets held for sale and liabilities related to assets held for sale on our consolidated balance sheet as of September 30, 2014 are $425.7 million of commercial real estate and $256.2 million of mortgage related to our consolidated VIEs.
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
September 30, 2014
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. We do not believe that the values of any of our consolidated properties or properties held for sale were impaired at September 30, 2014.
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
We recognized an increase of $5.7 million, $18.2 million and $12.5 million in rental revenue for the three and nine months ended September 30, 2014 and nine months ended September 30, 2013, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a decrease of approximately $0.2 million in rental revenue for the three months ended September 30, 2013 for the amortization of aggregate above-market leases and reductions in lease origination costs in excess of below-market leases, which included approximately $6.8 million resulting from a write-off of above-market and in-place lease balances associated with a former tenant. Excluding this non-recurring charge, we recognized an increase of approximately $6.6 million in rental revenue for the three months ended September 30, 2013 for the amortization of aggregate below-market leases in excess of above-market leases and reductions in lease origination costs. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of $1.3 million, $4.1 million, $1.2 million and $3.7 million for the three and nine months ended September 30, 2014 and 2013, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Identified intangible assets (included in other assets):
Gross amount	$674,672	$746,704
Accumulated amortization	(371,452)	(343,339)
Net	$303,220	$403,365
Identified intangible liabilities (included in deferred revenue):
Gross amount	$655,755	$671,380
Accumulated amortization	(470,235)	(429,138)
Net	$185,520	$242,242
Fair Value Measurements
See Note 17, "Fair Value Measurements."
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
The cost of bonds and marketable securities sold is determined using the specific identification method.
At September 30, 2014 and December 31, 2013, we held the following marketable securities (in thousands):

	September 30, 2014	December 31, 2013
Equity marketable securities	$4,315	$4,307
Commercial mortgage-backed securities	34,978	24,419
Rake bonds	—	3,323
Total marketable securities available-for-sale	$39,293	$32,049
The cost basis of the commercial mortgage-backed securities was $32.5 million and $23.0 million at September 30, 2014 and December 31, 2013. These securities mature at various times through 2049. The cost basis of the rake bonds was $3.6 million at December 31, 2013.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2014.
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
September 30, 2014
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
Deferred originations fees, original issue discounts and loan origination costs, if any, are recognized as a reduction to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cashflows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.
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
September 30, 2014
(unaudited)

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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during each of the three and nine months ended September 30, 2014 and 2013.
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
During the three and nine months ended September 30, 2014 and 2013, we recorded a Federal, state and local tax provision of $1.6 million, $6.6 million, $2.1 million and $6.0 million, respectively.
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
September 30, 2014
(unaudited)

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
September 30, 2014
(unaudited)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is primarily located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey. The tenants located in our buildings operate in various industries. Other than three tenants who account for 11.0%, 7.3% and 5.6% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 2.0% of our annualized cash rent, including our share of joint venture annualized rent, for the three months ended September 30, 2014. For the three months ended September 30, 2014, 9.7%, 9.4% and 7.4% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 388-390 Greenwich Street and 1185 Avenue of the Americas, respectively. In addition, one of our preferred equity investments accounted for 13.2% of the income earned on debt and preferred equity investments during the three months ended September 30, 2014.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

3. Property Acquisitions
In September 2014, we acquired the fee interest at 635 Madison Avenue for $153.7 million. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets.
In August 2014, we acquired the fee ownership position in 752 Madison Avenue for $282.4 million. Previously, in January 2012, a separate joint venture in which an SL Green entity holds an 80% interest acquired the ground tenancy position. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets.
In July 2014, we, together with our joint venture partner, acquired the fee interest at 719 Seventh Avenue for $41.1 million. We consolidate this joint venture due to our controlling interest. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets.
In July 2014, we acquired the retail condominium at 115 Spring Street for $53.1 million. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets.
In May 2014, we acquired Ivanhoe Cambridge, Inc.'s 49.65% economic interest in 388-390 Greenwich Street, thereby consolidating full ownership of the property. The transaction valued the consolidated interests at $1.585 billion. This valuation was based on a negotiated sales agreement which took into consideration the recent extension of the existing triple net lease. Simultaneous with the closing, we refinanced the existing $1.1 billion mortgage with a four-year $1.5 billion mortgage, which bears interest at 175 basis points over LIBOR. We also assumed the existing derivative instruments, which swapped $504.0 million of the mortgage to fixed rate. We recognized a purchase price fair value adjustment of $71.4 million upon closing of this transaction. This property, which we initially acquired in December 2007, was previously accounted for as an investment in unconsolidated joint ventures. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets.
In November 2013, we acquired a mixed-use residential and commercial property located at 315 West 33rd Street, New York, New York for $386.8 million. Based on our preliminary analysis of the purchase price, we allocated $116.0 million and $270.8 million to land and building, respectively. During the three months ended March 31, 2014, we finalized the purchase price allocation based on a third party appraisal and additional facts and circumstances that existed at the acquisition date and reclassified $33.2 million and $7.8 million to values for above-market and in-place leases and below-market leases, respectively. These adjustments did not have a material impact to our consolidated statement of income for the nine months ended September 30, 2014.
Pro Forma
The following table summarizes, on an unaudited pro forma basis, the results of operations of 388-390 Greenwich Street, which are included in the consolidated statement of income, and our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013 as though the acquisition of our joint venture partner's interest in 388-390 Greenwich Street was completed on January 1, 2013. The supplemental pro forma data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Actual revenues since acquisition	$28,481		$43,378
Actual net income since acquisition	9,213		86,057
Pro forma revenues	390,393	366,235	1,175,593	1,102,973
Pro forma income from continuing operations	40,576	27,361	255,713	149,764
Pro forma basic earnings per share	0.68	0.44	4.02	1.52
Pro forma diluted earnings per share	0.68	0.44	4.00	1.52
Pro forma basic earnings per unit	0.68	0.44	4.02	1.52
Pro forma diluted earnings per unit	0.68	0.44	4.00	1.52
______________________________________________________________________

(1)
The pro forma income from continuing operations for the three and nine months ended September 30, 2014 and 2013 includes the effect of the new financing necessary to complete the acquisition and the preliminary allocation of purchase price in connection with the changes in depreciation and amortization. In addition, the pro forma income from continuing operations for the nine months ended September 30, 2013 was adjusted to include the purchase price fair

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

value adjustment, as though the acquisition was completed on January 1, 2013. The pro forma income from continuing operations for the three and nine months ended September 30, 2014 excludes this purchase price fair value adjustment.

4. Properties Held for Sale and Dispositions
In September 2014, we, along with our joint venture partner, entered into an agreement to sell the property at 180 Maiden Lane for $470.0 million. This transaction is expected to close during the fourth quarter of 2014, subject to the satisfaction of customary closing conditions.
In June 2014, we entered into a contract to sell our leased fee interest in 2 Herald Square for $365.0 million. This transaction is expected to close during the fourth quarter of 2014, subject to the satisfaction of customary closing conditions.
In July 2014, we sold our fee interest and development rights in 985-987 Third Avenue for $68.7 million and recognized a gain on sale of $29.8 million. The sale was made in conjunction with the sale of an adjacent parcel, which we did not own.
In May 2014, we sold our leasehold interest in 673 First Avenue for $145.0 million and recognized a gain on sale of $117.6 million.
Discontinued operations included the results of operations of real estate assets under contract or sold prior to September 30, 2014. This included 180 Maiden Lane and 2 Herald Square, which were both held for sale at September 30, 2014, 985-987 Third Avenue and 673 First Avenue, which were sold in July 2014 and May 2014, respectively, and 44 West 55th Street, 333 West 34th Street and 300 Main Street, which were sold in February, August, and September of 2013, respectively.
The following table summarizes net income from discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenue, net	$9,504	$23,606	$44,676	$73,738
Escalation and reimbursement revenues	(194)	3,748	4,413	11,459
Other income	—	9	21	523
Total revenues	9,310	27,363	49,110	85,720
Operating expenses	773	5,149	7,101	16,624
Real estate taxes	787	4,170	6,618	12,533
Ground rent	—	2,196	3,001	5,778
Interest expense, net of interest income	2,874	4,877	10,983	15,019
Amortization of deferred financing costs	48	210	369	630
Depreciable real estate reserves	—	—	—	2,150
Depreciation and amortization	678	3,311	5,434	13,133
Transaction related costs, net of recoveries	115	15	155	2
Total expenses	5,275	19,928	33,661	65,869
Net income from discontinued operations	$4,035	$7,435	$15,449	$19,851
5. Debt and Preferred Equity Investments
During the nine months ended September 30, 2014 and 2013, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $476.6 million and $497.4 million, respectively, due to originations, purchases, accretion of reserves, discounts and paid-in-kind interest. We recorded repayments, participations and sales of $348.5 million and $530.2 million during the nine months ended September 30, 2014 and 2013, respectively, which offset the increases in debt and preferred equity investments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Debt Investments
As of September 30, 2014 and December 31, 2013, we held the following debt investments with an aggregate weighted average current yield of 10.72% at September 30, 2014 (in thousands):

Loan Type	September 30, 2014 Funding Obligations	September 30, 2014 Senior Financing	September 30, 2014 Carrying Value(1)	December 31, 2013 Carrying Value(1)	Initial Maturity Date
Fixed Rate Investments:
Jr. Mortgage Participation	$—	$398,500	$11,913	$11,856	March 2015
Jr. Mortgage Participation/Mezzanine Loan	—	205,000	70,080	68,319	February 2016
Jr. Mortgage Participation/Mezzanine Loan	—	164,744	45,355	44,742	May 2016
Mezzanine Loan	—	177,000	14,298	15,012	May 2016
Jr. Mortgage Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	165,000	71,592	71,312	November 2016
Jr. Mortgage Participation/Mezzanine Loan(2)	—	1,109,000	97,101	26,884	March 2017
Other(2)	—	—	65,674	54,099	March 2017
Mezzanine Loan(3)	19,555	521,750	21,456	20,954	June 2017
Mezzanine Loan	—	539,000	50,412	—	July 2018
Mortgage Loan(4)	—	—	26,196	—	February 2019
Mortgage Loan	—	—	667	—	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(5)	—	90,000	19,929	19,926	November 2023
Total fixed rate	$19,555	$3,517,994	$547,173	$385,604
Floating Rate Investments:
Mezzanine Loan	15,309	50,000	29,650	—	April 2015
Mortgage/Mezzanine Loan	—	—	109,252	—	June 2015
Mezzanine Loan	—	110,000	49,482	49,110	September 2015
Mezzanine Loan	8,262	110,295	41,675	27,662	December 2015
Mezzanine Loan	—	775,000	73,602	72,823	March 2016
Mezzanine Loan(6)	—	160,000	22,561	22,526	June 2016
Mezzanine Loan	—	115,000	24,909	25,590	July 2016
Mezzanine Loan	8,448	172,105	28,855	25,725	November 2016
Mezzanine Loan	333	33,833	11,825	11,798	December 2016
Mortgage/Mezzanine Loan	3,130	109,351	38,186	—	July 2017
Mortgage/Mezzanine Loan	—	—	22,786	—	July 2017
Mortgage/Mezzanine Loan	—	—	16,835	—	September 2017
Jr. Mortgage Participation/Mezzanine Loan	—	55,000	20,538	20,553	July 2018
Mortgage/Mezzanine Loan	—	—	17,996	—	February 2019
Mezzanine Loan	—	38,000	21,798	—	March 2019
Mortgage Loan(7)	—	—	—	30,000
Jr. Mortgage Participation(8)	—	—	—	24,046

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Loan Type	September 30, 2014 Funding Obligations	September 30, 2014 Senior Financing	September 30, 2014 Carrying Value(1)	December 31, 2013 Carrying Value(1)	Initial Maturity Date
Jr. Mortgage Participation/Mezzanine Loan(8)	—	—	—	131,724
Mezzanine Loan(9)	—	—	—	59,892
Jr. Mortgage Participation(9)	—	—	—	10,873
Mezzanine Loan(9)	—	—	—	38,549
Total floating rate	$35,482	$1,728,584	$529,950	$550,871
Total	$55,037	$5,246,578	1,077,123	936,475
Loan loss reserve			—	(1,000)
Total			$1,077,123	$935,475
______________________________________________________________________

(1)	Carrying value is net of discounts, original issue discounts and deferred origination fees.

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

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition and is currently on a non-accrual status.

(5)
Carrying value is net of $5.0 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(6)
Carrying value is net of $7.4 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(7)	This loan was repaid in May 2014.

(8)	This loan was repaid in July 2014.

(9)	This loan was repaid in August 2014.

Preferred Equity Investments
As of September 30, 2014 and December 31, 2013, we held the following preferred equity investments with an aggregate weighted average current yield of 9.76% at September 30, 2014 (in thousands):

Type	September 30, 2014 Senior Financing	September 30, 2014 Carrying Value (1)	December 31, 2013 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)	$550,000	$121,158	$115,198	July 2015
Preferred equity(2)	926,260	224,720	218,330	July 2016
Preferred equity	70,000	9,950	9,940	November 2017
Preferred equity(3)	—	—	25,896
	$1,546,260	$355,828	$369,364
______________________________________________________________________

(1)	Carrying value is net of discounts and deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This preferred equity investment was redeemed in April 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

The following table is a rollforward of our total loan loss reserves at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Balance at beginning of year	$1,000	$7,000
Expensed	—	—
Recoveries	—	—
Charge-offs and reclassifications	(1,000)	(6,000)
Balance at end of period	$—	$1,000
At September 30, 2014 and December 31, 2013, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, except for the nonperforming loan acquired in September 2014 as noted in the debt investments table above.
We have determined that we have one portfolio segment of financing receivables at September 30, 2014 and December 31, 2013 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $132.6 million and $172.8 million at September 30, 2014 and December 31, 2013, respectively. No financing receivables were 90 days past due at September 30, 2014.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners, including Ivanhoe Cambridge, Inc., formerly SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, Plaza Global Real Estate Partners LP, or Plaza, Lehman Bros., as well as private investors. All the investments below are voting interest entities, except for 650 Fifth Avenue, 33 Beekman and 3 Columbus Circle which are VIEs in which we are not the primary beneficiary as of September 30, 2014 and December 31, 2013. Prior to the acquisition of our joint venture partner's interest in May 2014, 388-390 Greenwich was also a VIE. Prior to the sale of the property in September 2014, 180-182 Broadway was a VIE. Our net equity investment in these VIEs was $174.4 million and $310.7 million at September 30, 2014 and December 31, 2013, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

The table below provides general information on each of our joint ventures as of September 30, 2014 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquisition Date	Acquisition Price(1)
100 Park Avenue	Prudential	49.90%	49.90%	834	January 2000	$95,800
717 Fifth Avenue	Sutton/Private Investor	10.92%	10.92%	120	September 2006	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	December 2006	285,000
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	April 2007	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	April 2007	210,000
The Meadows	Onyx	50.00%	50.00%	582	September 2007	111,500
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	May 2010	193,000
11 West 34th Street	Private Investor/Sutton	30.00%	30.00%	17	December 2010	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	December 2010	4,000
3 Columbus Circle(2)	Moinian	48.90%	48.90%	769	January 2011	500,000
280 Park Avenue	Vornado	50.00%	49.50%	1,237	March 2011	400,000
1552-1560 Broadway(3)	Sutton	50.00%	50.00%	49	August 2011	136,550
724 Fifth Avenue	Sutton	50.00%	50.00%	65	January 2012	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	February 2012	252,500
33 Beekman(4)	Harel/Naftali	45.90%	45.90%	145	August 2012	31,000
521 Fifth Avenue	Plaza	50.50%	50.50%	460	November 2012	315,000
21 East 66th Street(5)	Private Investors	32.28%	32.28%	17	December 2012	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	148	December 2012	45,000
650 Fifth Avenue(6)	Sutton	50.00%	50.00%	32	November 2013	—
121 Greene Street	Sutton	50.00%	50.00%	7	September 2014	28,200
______________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture.

(2)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns a portion of the property, generally floors three through eight referred to as Y&R units. Because the joint venture has an option to repurchase the Y&R units, the gain associated with this sale was deferred.

(3)
The purchase price pertained only to the purchase of the 1552 Broadway interest which comprised 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

(4)
The joint venture owns a fee interest in the property and will develop an approximately 30 story building for student housing. Upon completion of the development, the joint venture will convey a long-term ground lease condominium interest in the building to Pace.

(5)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% interest in four residential units at the property.

(6)
The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue. In connection with the ground lease obligation, SLG provided a performance guaranty and Sutton executed a contribution agreement to reflect its pro rata obligation. In the event the property is converted into a condominium unit and the landlord elects the purchase option, the joint venture shall be obligated to acquire the unit at the then fair value. In October 2014, the joint venture closed on a $97.0 million floating rate leasehold mortgage with an initial funding of $65.0 million.

In September 2014, we, along with our joint venture partners, sold all our interests in 180 Broadway, including the underlying property at an implied gross valuation of $222.5 million. We recognized a promote of $3.3 million and a gain of $16.5 million on the sale of the property.
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
September 30, 2014
(unaudited)

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
In January 2014, we sold our 49.90% partnership interest in the joint venture which holds 21-25 West 34th Street at an implied gross valuation of $114.9 million, inclusive of the $100.0 million mortgage encumbering the property. We recognized a gain of $20.9 million on the sale of our investment. We, along with our joint venture partner, retained approximately 91,300 square feet of development rights at this property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The senior mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2014 and December 31, 2013, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	September 30, 2014	December 31, 2013
Fixed Rate Debt:
7 Renaissance	December 2015	10.00%	$1,868	$1,276
11 West 34th Street	January 2016	4.82%	16,982	17,205
280 Park Avenue	June 2016	6.57%	701,928	706,886
1745 Broadway	January 2017	5.68%	340,000	340,000
1 and 2 Jericho Plaza	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
315 West 36th Street	December 2017	3.16%	25,000	25,000
717 Fifth Avenue(2)	July 2022	4.45%	300,000	300,000
21 East 66th Street	April 2023	3.60%	12,000	12,000
717 Fifth Avenue(2)	July 2024	9.00%	311,698	304,000
388 and 390 Greenwich Street(3)	—	—	—	996,082
100 Park Avenue(4)	—	—	—	209,786
21 West 34th Street(5)	—	—	—	100,000
1604-1610 Broadway(6)	—	—	—	27,000
Total fixed rate debt			$1,894,136	$3,223,895
Floating Rate Debt:
The Meadows	September 2015	7.75%	67,350	67,350
3 Columbus Circle(7)	April 2016	2.34%	233,058	239,233
1552 Broadway(8)	April 2016	4.21%	180,885	158,690
Other loan payable	June 2016	1.06%	30,000	30,000
10 East 53rd Street	February 2017	2.66%	125,000	125,000
724 Fifth Avenue(9)	April 2017	2.58%	275,000	120,000
33 Beekman(10)	August 2017	2.91%	43,707	18,362
600 Lexington Avenue	October 2017	2.24%	117,717	120,616
521 Fifth Avenue	November 2019	2.36%	170,000	170,000
100 Park Avenue(4)	February 2021	1.91%	360,000	—
21 East 66th Street	June 2033	2.88%	1,902	1,959
388 and 390 Greenwich Street(3)	—	—	—	142,297
747 Madison Avenue	—	—	—	33,125
West Coast Office portfolio(11)	—	—	—	526,290
180/182 Broadway(12)	—	—	—	89,893
Total floating rate debt			$1,604,619	$1,842,815
Total joint venture mortgages and other loans payable			$3,498,755	$5,066,710
_________________________________

(1)	Effective weighted average interest rate for the three months ended September 30, 2014, taking into account interest rate hedges in effect during the period.

(2)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $290.0 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

(3)
In May 2014, we acquired the interest of our joint venture thereby consolidating the entity. Simultaneous with the acquisition, we refinanced the mortgage and incurred a net loss on early extinguishment of debt of $2.4 million.

(4)	In February 2014, the joint venture replaced the previous fixed rate mortgage with a $360.0 million, seven-year floating rate, mortgage and incurred a net loss on early extinguishment of $3.2 million.

(5)	In January 2014, we sold our interest in the joint venture, inclusive of our share of the joint venture debt.

(6)
This loan was in default since November 2009 due to the non-payment of debt service. In January 2014, the joint venture relinquished its ground lease position to the lender. During the nine months ended September 30, 2014, we recognized $7.7 million of incentive income, which is included in other income on the consolidated statements of income.

(7)
The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement and our joint venture partner executed a contribution agreement to reflect its pro rata obligation under the master lease. The lien on the mortgage and the master lease excludes the condominium interest owned by Y&R. See Note 2 of prior table.

(8)
These loans are comprised of a $150.0 million mortgage loan and a $41.5 million mezzanine loan and are subject to two one-year extension options. As of September 30, 2014, $5.7 million of the mortgage loan and $4.9 million of the mezzanine loan remained unfunded.

(9)
In April 2014, the joint venture refinanced the previous mortgage with a $235.0 million mortgage and a $40.0 million mezzanine loan and incurred a net loss on early extinguishment of debt of $1.2 million.

(10)
This loan has a committed amount of $75.0 million, which is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(11)	In March 2014, we sold our interest in the joint venture, inclusive of our share in the joint venture debt.

(12)	In September 2014, the joint venture sold the property and repaid the debt.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 280 Park Avenue, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned $3.8 million, $15.0 million, $3.5 million and $7.5 million from these services for the three and nine months ended September 30, 2014 and 2013, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at September 30, 2014 and December 31, 2013, are as follows (in thousands):

	September 30, 2014	December 31, 2013
Assets
Commercial real estate property, net	$4,850,149	$6,846,021
Other assets	746,234	827,282
Total assets	$5,596,383	$7,673,303
Liabilities and members' equity
Mortgages and other loans payable	$3,498,755	$5,066,710
Other liabilities	474,427	596,960
Members' equity	1,623,201	2,009,633
Total liabilities and members' equity	$5,596,383	$7,673,303
Company's investments in unconsolidated joint ventures	$996,842	$1,113,218

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

The combined statements of income for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$114,831	$156,571	$406,464	$462,776
Operating expenses	18,530	29,211	63,575	86,027
Ground rent	2,638	657	7,295	1,972
Real estate taxes	15,867	19,105	48,209	53,368
Interest expense, net of interest income	40,885	56,169	137,949	169,137
Amortization of deferred financing costs	2,837	2,869	9,496	12,454
Transaction related costs, net of recoveries	501	—	565	—
Depreciation and amortization	28,324	49,402	107,786	144,552
Total expenses	109,582	157,413	374,875	467,510
Loss on early extinguishment of debt	—	—	(6,743)	—
Net income (loss) before gain on sale	$5,249	$(842)	$24,846	$(4,734)
Company's equity in net income from unconsolidated joint ventures	$6,034	$2,939	$20,781	$4,251
7. Deferred Costs
Deferred costs at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Deferred leasing	$353,316	$326,379
Deferred financing	199,081	157,088
	552,397	483,467
Less accumulated amortization	(241,537)	(216,409)
Deferred costs, net	$310,860	$267,058

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at September 30, 2014 and December 31, 2013 were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	September 30, 2014	December 31, 2013
Fixed Rate Debt:
125 Park Avenue(2)	October 2014	5.75%	$146,250	$146,250
711 Third Avenue	June 2015	4.99%	120,000	120,000
625 Madison Avenue	November 2015	7.27%	116,383	120,830
500 West Putnam Avenue	January 2016	5.52%	23,112	23,529
Landmark Square	December 2016	4.00%	81,685	82,909
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
120 West 45th Street	February 2017	6.12%	170,000	170,000
762 Madison Avenue	February 2017	3.75%	8,087	8,211
2 Herald Square(3)	April 2017	5.36%	191,250	191,250
885 Third Avenue	July 2017	6.26%	267,650	267,650
388-390 Greenwich Street(4)	June 2018	3.80%	504,000	—
Other loan payable(5)	September 2019	8.00%	50,000	50,000
One Madison Avenue	May 2020	5.91%	571,284	587,336
100 Church	July 2022	4.68%	229,472	230,000
919 Third Avenue(6)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	69,201	70,000
400 East 58th Street	February 2024	4.13%	29,658	30,000
420 Lexington Avenue(7)	October 2024	6.77%	300,000	182,641
1515 Broadway	March 2025	3.93%	900,000	900,000
Series J Preferred Units(8)	April 2051	3.75%	4,000	—
609 Partners, LLC(9)	—	—	—	23
Total fixed rate debt			$4,732,032	$4,130,629
Floating Rate Debt:
Master repurchase agreement(10)	December 2014	3.37%	100,000	91,000
180 Maiden Lane(11)	November 2016	2.34%	256,152	262,706
388-390 Greenwich Street(4)	June 2018	1.91%	946,000	—
248-252 Bedford Avenue(12)	June 2019	1.66%	29,000	22,000
220 East 42nd Street	October 2020	1.76%	275,000	275,000
16 Court Street(13)	0	0	—	79,243
Total floating rate debt			$1,606,152	$729,949
Total mortgages and other loans payable(14)			$6,338,184	$4,860,578
_________________________________

(1)	Effective weighted average interest rate for the three months ended September 30, 2014, taking into account interest rate hedges in effect during the period.

(2)	This loan was repaid at maturity.

(3)	This property is held for sale at September 30, 2014 and the related mortgage is included in liabilities related to assets held for sale.

(4)
Simultaneous with the acquisition of our joint venture partner's interest, we refinanced the $1.1 billion floating rate mortgage with a $1.5 billion seven-year floating rate mortgage, and have consolidated the property.

(5)	This loan is secured by a portion of a preferred equity investment.

(6)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

(7)
In September 2014, we refinanced the $181.0 million fixed rate mortgage with a $300.0 million 10-year fixed rate mortgage and incurred a loss on early extinguishment of debt of $24.5 million, which consisted mainly of a prepayment penalty fee.

(8)
In connection with the acquisition of a commercial real estate property, the Operating Partnership issued $4.0 million or 4,000 3.75% Series J Preferred Units of limited partnership interest, of the Series J Preferred Units, with a mandatory liquidation preference of $1,000.00 per unit. The Series J Preferred Units can be redeemed in cash by the Operating Partnership on the earlier of (i) the date of the sale of the property or (ii) April 30, 2051 or at the option of the unitholders as further prescribed in the related agreement.

(9)	In April 2014, the remaining 22,658 Series E Preferred Units of the Operating Partnership were canceled.

(10)	The Master Repurchase Agreement, or MRA, has a maximum facility capacity of $300.0 million.

(11)
In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata share of the obligation under the master lease. This property is held for sale at September 30, 2014 and the related mortgage is included in liabilities related to assets held for sale.

(12)	In June 2014, we replaced the previous floating rate mortgage with a $29.0 million, five-year floating rate mortgage and incurred a net loss on early extinguishment of debt of $0.5 million.

(13)	In April 2014, we repaid the loan and incurred a loss on early extinguishment of debt of $0.5 million.

(14)	Includes mortgages related to 2 Herald Square and 180 Maiden, which are currently held for sale.

The gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was $9.5 billion and $8.0 billion at September 30, 2014 and December 31, 2013, respectively.

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
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At September 30, 2014, the applicable spread was 145 basis points for the revolving credit facility and 140 basis points for the term loan facility. At September 30, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.64% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2014, the facility fee was 30 basis points. At September 30, 2014, we had $113.3 million of outstanding letters of credit, $244.0 million drawn under the revolving credit facility and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $0.8 billion under the revolving credit facility.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2014 Unpaid Principal Balance	September 30, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,238	$255,206	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	306,187	297,837	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,728	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,701	3.00%	3.00%	20	March 30, 2027
August 13, 2004(2)(7)	—	—	75,898
	$1,310,323	$1,271,168	$1,339,330
_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.0660 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of September 30, 2014, $38.8 million remained to be amortized into the debt balance.

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

(7)	In August 2014, these notes were repaid at maturity.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2014, we were in compliance with all such covenants.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2014, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments		Revolving Credit Facility	Trust Preferred Securities	Term Loan and Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2014	$11,038	$146,250		$—	$—	$—	$157,288	$2,454
2015	44,701	329,537		—	—	7	374,245	44,446
2016	54,158	338,762	(1)	—	—	255,308	648,228	564,269
2017	61,063	1,086,579	(1)	—	—	355,008	1,502,650	446,950
2018	64,462	—		244,000	—	250,000	558,462	28
Thereafter	274,230	3,927,404		—	100,000	1,233,000	5,534,634	353,580
	$509,652	$5,828,532	(1)	$244,000	$100,000	$2,093,323	$8,775,507	$1,411,727
________________________________

(1)	Principal repayments include the mortgages at 180 Maiden Lane and 2 Herald Center, which are included in liabilities related to assets held for sale.

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$83,158	$78,770	$238,285	$234,303
Interest income	(782)	(544)	(1,861)	(1,441)
Interest expense, net of interest income	$82,376	$78,226	$236,424	$232,862
Interest capitalized	$7,972	$3,091	$18,689	$10,082
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $0.9 million, $2.8 million, $0.8 million and $2.7 million for the three and nine months ended September 30, 2014 and 2013, respectively. We also recorded expenses of $5.9 million, $14.7 million,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

$5.9 million and $16.0 million for the three and nine months ended September 30, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Marketing Services
A-List Marketing, LLC, or A-List, provides marketing services to us. Deena Wolff, a sister of Marc Holliday, our chief executive officer, is the owner of A-List. We recorded approximately $26,800, $121,600, $50,700 and $158,000 for the three and nine months ended September 30, 2014 and 2013, respectively, for these services.
Leases
Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of approximately $114,300, $330,700, $105,200 and $318,900 for the three and nine months ended September 30, 2014 and 2013, respectively.
Other
Amounts due from related parties at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Due from joint ventures	$1,260	$2,376
Other	12,002	6,154
Related party receivables	$13,262	$8,530

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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2014 and December 31, 2013, the noncontrolling interest unit holders owned 3.75%, or 3,735,478 units, and 2.96%, or 2,902,317 units, of the Operating Partnership, respectively. At September 30, 2014, 3,735,478 shares of SL Green's common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of September 30, 2014, and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Balance at beginning of period	$265,476	$212,907
Distributions	(5,482)	(4,146)
Issuance of common units	22,862	24,750
Redemption of common units	(26,392)	(17,287)
Net income	16,010	3,023
Accumulated other comprehensive income allocation	347	611
Fair value adjustment	108,453	45,618
Balance at end of period	$381,274	$265,476
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
The Operating Partnership has authorized up to 700,000 3.5% Series K Preferred Units of limited partnership interest, or the Series K Preferred Units, with a liquidation preference of $25.00 per unit. In August 2014, the Company issued 563,954 Series K Preferred Units in conjunction with an acquisition. The Series K Preferred unitholders receive annual dividends of $0.875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series K Preferred Units can be redeemed at anytime, at the option of the unitholder, either for cash or are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $134.67.
The Operating Partnership has authorized up to 500,000 4.00% Series L Preferred Units of limited partnership interest, or the Series L Preferred Units, with a liquidation preference of $25.00 per unit. In August 2014, the Company issued 378,634 Series L Preferred Units in conjunction with an acquisition. The Series L Preferred unitholders receive annual dividends of $1.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series L Preferred Units can be redeemed at any time at par for cash at the the option of the unitholder.
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2014, 95,944,861 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

At-The-Market Equity Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the nine months ended September 30, 2014, we sold 25,659 shares of our common stock out of the remaining balance of this ATM Program for aggregate net proceeds of $2.8 million. The net proceeds from this offering were contributed to the Operating Partnership in exchange for 25,659 units of limited partnership interest of the Operating Partnership.
In June 2014, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the nine months ended September 30, 2014, we sold 367,781 shares of our common stock for aggregate net proceeds of $40.3 million. The net proceeds from this offering were contributed to the Operating Partnership in exchange for 367,781 units of limited partnership interest of the Operating Partnership. As of September 30, 2014, $259.2 million remained available for issuance of common stock under the new ATM Program.
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
During the nine months ended September 30, 2014, the Company issued 400 shares of SL Green's common stock and received approximately $40,000 of proceeds from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.
Earnings per Share
SL Green's earnings per share for the three and nine months ended September 30, 2014 and 2013 is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2014	2013	2014	2013
Basic Earnings:
Income attributable to SL Green common stockholders	$64,688	$37,025	$446,319	$64,210
Effect of Dilutive Securities:
Redemption of units to common shares	2,636	1,110	16,010	1,909
Diluted Earnings:
Income attributable to SL Green common stockholders	$67,324	$38,135	$462,329	$66,119

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2014	2013	2014	2013
Basic Shares:
Weighted average common stock outstanding	95,734	91,988	95,437	91,684
Effect of Dilutive Securities:
Redemption of units to common shares	3,585	2,792	3,423	2,705
Stock-based compensation plans	387	236	462	242
Diluted weighted average common stock outstanding	99,706	95,016	99,322	94,631

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

SL Green has excluded 231,970, 769,790, 703,702 and 922,239 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2014 and 2013, respectively, as they were anti-dilutive.

13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at September 30, 2014 owned 95,944,861 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of September 30, 2014, limited partners other than SL Green owned 3.75%, or 3,735,478, common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2014 and 2013 is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2014	2013	2014	2013
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$67,324	$38,135	$462,329	$66,119

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2014	2013	2014	2013
Basic units:
Weighted average common units outstanding	99,319	94,780	98,860	94,389
Effect of Dilutive Securities:
Stock-based compensation plans	387	236	462	242
Diluted weighted average common units outstanding	99,706	95,016	99,322	94,631

The Operating Partnership excluded 231,970, 769,790, 703,702 and 922,239 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2014 and 2013, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

14. Share-based Compensation
We have a stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.77 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2014, 3,200,000 fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2014 and the year ended December 31, 2013.

	September 30, 2014	December 31, 2013
Dividend yield	1.60%	1.92%
Expected life of option	3.6 years	4.1 years
Risk-free interest rate	1.11%	0.96%
Expected stock price volatility	33.67%	36.12%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

A summary of the status of the Company's stock options as of September 30, 2014 and December 31, 2013 and changes during the nine months ended September 30, 2014 and the year ended December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,765,034	$83.24	1,201,000	$75.05
Granted	9,000	106.03	828,100	87.23
Exercised	(289,793)	70.77	(223,531)	53.93
Lapsed or cancelled	(53,235)	90.20	(40,535)	83.94
Balance at end of period	1,431,006	85.65	1,765,034	83.24
Options exercisable at end of period	439,482	89.20	461,458	89.38
Weighted average fair value of options granted during the period	$219,823		$18,041,576

All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 4.20 years and the remaining average contractual life of the options exercisable was 3.76 years.
During the three and nine months ended September 30, 2014 and 2013, we recognized $2.0 million, $6.0 million, $2.2 million and $4.8 million of compensation expense, respectively, for these options. As of September 30, 2014, there was $13.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.
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
A summary of the Company's restricted stock as of September 30, 2014 and December 31, 2013 and charges during the nine months ended September 30, 2014 and the year ended December 31, 2013 are presented below:

	September 30, 2014	December 31, 2013
Balance at beginning of year	2,994,197	2,804,901
Granted	—	192,563
Cancelled	(2,434)	(3,267)
Balance at end of period	2,991,763	2,994,197
Vested during the period	73,168	21,074
Compensation expense recorded	$7,267,923	$6,713,155
Weighted average fair value of restricted stock granted during the period	$—	$17,386,949
The fair value of restricted stock that vested during the nine months ended September 30, 2014 and the year ended December 31, 2013 was $5.4 million and $1.6 million, respectively. As of September 30, 2014, there was $12.4 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.
For the three and nine months ended September 30, 2014 and 2013, $1.7 million, $5.2 million, $0.9 million and $2.9 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

We granted LTIP units, which include bonus, time-based and performance based awards, with a fair value of $23.6 million, and $27.1 million as of September 30, 2014 and December 31, 2013, respectively. The grant date fair value of the LTIP unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2014, there was $6.7 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.2 years. During the three and nine months ended September 30, 2014 and 2013, we recorded compensation expense related to bonus, time-based and performance based awards of $3.4 million, $13.7 million, $1.9 million and $3.5 million, respectively.
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
The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $0.4 million, $2.3 million, $0.9 million and $3.6 million during the three and nine months ended September 30, 2014 and 2013, respectively, related to the 2010 Long-Term Compensation Plan.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

The cost of the 2011 Outperformance Plan (approximately $27.0 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.7 million, $7.8 million, $1.7 million and $6.2 million during the three and nine months ended September 30, 2014 and 2013, respectively, related to the 2011 Outperformance Plan.
2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan may earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014; however, initially, the compensation committee will only award approximately 50% of the total LTIP Units and will retain discretion as to whether or when it will award the remainder of the total LTIP Units. For each individual award, two-thirds of the LTIP Units may be earned based on the Company’s absolute total return to stockholders and one-third of the LTIP Units may be earned based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. Awards earned based on absolute total return to stockholders will be determined independently of awards earned based on relative total return to stockholders. In the event the Company’s performance reaches either threshold before the end of the three-year performance period, a pro-rata portion of the maximum award may be earned. For each component, if the Company’s performance reaches the maximum threshold beginning with the 19th month of the performance period, participants will earn one-third of the maximum award that may be earned for that component. If the Company’s performance reaches the maximum threshold during the third year of the performance period for a component, participants will earn up to two-thirds of the maximum award that may be earned for that component. LTIP Units earned under the 2014 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through August 31, 2018. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested. Awards have not yet been granted under the 2014 Outperformance Plan.
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
During the nine months ended September 30, 2014, 8,626 phantom stock units were earned. As of September 30, 2014, there were 80,137 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2014, 78,563 shares of SL Green's common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

15. Accumulated Other Comprehensive Loss of the Company
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of September 30, 2014:

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized income (loss) on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Balance at December 31, 2013	$(15,125)	$(4,870)	$4,784	$(15,211)
Other comprehensive income before reclassifications	1,293	4,349	1,209	6,851
Amounts reclassified from accumulated other comprehensive income	3,658	1,806	—	5,464
Balance at September 30, 2014	$(10,174)	$1,285	$5,993	$(2,896)
___________________________

(1)
Amounts reclassified from accumulated other comprehensive income (loss) are included in interest expense in the respective consolidated statements of income. As of September 30, 2014 and December 31, 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, were $12.2 million and $13.8 million, respectively.

(2)	Amounts reclassified from accumulated other comprehensive income are included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.

16. Accumulated Other Comprehensive Loss of the Operating Partnership
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of September 30, 2014:

	Net unrealized gain (loss) on derivative instruments (1)	SLGOP’s share of joint venture net unrealized income (loss) on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Balance at December 31, 2013	$(15,573)	$(5,015)	$4,926	$(15,662)
Other comprehensive income before reclassifications	1,245	4,475	1,282	7,002
Amounts reclassified from accumulated other comprehensive income	3,790	1,870	—	5,660
Balance at September 30, 2014	$(10,538)	$1,330	$6,208	$(3,000)
___________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) are included in interest expense in the respective consolidated statements of income. As of September 30, 2014 and December 31, 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, were $12.7 million and $14.2 million, respectively.

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
September 30, 2014
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$39,293	$4,315	$34,978	$—
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$14,114	$—	$14,114	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$32,049	$4,307	$24,419	$3,323
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$1,329	$—	$1,329	$—
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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt and preferred equity investments	$1,432,951	(1)	$1,304,839	(1)

Fixed rate debt	$6,133,200	$6,536,977	$5,599,960	$5,886,980
Variable rate debt	2,603,152	2,627,547	1,319,948	1,327,422
	$8,736,352	$9,164,524	$6,919,908	$7,214,402
_____________________________________

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

(1)
Debt and preferred equity investments had an estimated fair value ranging between $1.4 billion and $1.6 billion at September 30, 2014. At December 31, 2013, debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2014 and December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional and fair value of our consolidated derivative financial instruments at September 30, 2014 based on Level 2 inputs. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value (in thousands)	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value (in thousands)
Interest Rate Cap	$946,000	4.750%	May 2014	May 2016	Other Assets	$52
Interest Rate Cap	504,000	4.750%	May 2014	May 2016	Other Assets	27
Interest Rate Cap - Sold	504,000	4.750%	May 2014	May 2016	Other Liabilities	(27)
Interest Rate Cap	263,426	6.000%	November 2013	November 2015	Other Assets	—
Interest Rate Cap	137,500	4.000%	October 2013	September 2015	Other Assets	—
Interest Rate Swap(1)	144,000	2.236%	December 2012	December 2017	Other Liabilities	(4,603)
Interest Rate Swap(1)	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,470)
Interest Rate Swap(1)	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,467)
Interest Rate Swap(1)	57,600	1.990%	December 2012	December 2017	Other Liabilities	(1,392)
Interest Rate Swap(1)	86,400	1.948%	December 2012	December 2017	Other Liabilities	(1,972)
Interest Rate Swap(1)	72,000	1.345%	December 2012	December 2017	Other Liabilities	(273)
Interest Rate Swap	30,000	2.295%	July 2010	June 2016	Other Liabilities	(893)
Interest Rate Swap	8,500	0.740%	February 2012	February 2015	Other Liabilities	(17)
						$(14,035)
__________________________

(1)	As a result of the acquisition and consolidation of 388-390 Greenwich Street, we have assumed these derivative instruments and have designated them as hedges.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $14.7 million. As of September 30, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $14.7 million at September 30, 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $6.7 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $1.0 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the three months ended September 30, 2014 and 2013 (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps/Caps	$1,761	$(160)	Interest expense	$1,826	$320	Interest expense	$1	$2
Share of unconsolidated joint ventures' derivative instruments	291	(2,606)	Equity in net income from unconsolidated joint ventures	41	1,281	Equity in net income from unconsolidated joint ventures	—	5
	$2,052	$(2,766)		$1,867	$1,601		$1	$7

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the nine months ended September 30, 2014 and 2013 (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps/Caps	$1,245	$(20)	Interest expense	$3,790	$1,258	Interest expense	$3	$2
Share of unconsolidated joint ventures' derivative instruments	4,475	5,503	Equity in net income from unconsolidated joint ventures	1,870	3,781	Equity in net income from unconsolidated joint ventures	—	—
	$5,720	$5,483		$5,660	$5,039		$3	$2

19. Commitments and Contingencies
Legal Proceedings
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties which could have a material adverse effect. Management believes the costs, if any, incurred by us related to this litigation will not materially affect our financial position, operating results or liquidity.
Environmental Matters
Our management believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that it

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

believes would have a materially adverse impact on our financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of our properties were sold.
Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital lease and noncancellable operating leases with initial terms in excess of one year as of September 30, 2014 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2014	$36	$8,147
2015	145	30,491
2016	170	30,612
2017	291	30,845
2018	291	30,845
Thereafter	56,884	751,559
Total minimum lease payments	57,817	$882,499
Less amount representing interest	(37,089)
Capitalized lease obligations	$20,728

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
The primary sources of revenue from our real estate porftolio are generated from tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 5, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Selected results of operations for the three and nine months ended September 30, 2014 and 2013, and selected asset information as of September 30, 2014 and December 31, 2013, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2014	$346,305	$43,969	$390,274
September 30, 2013	294,334	44,448	338,782
Nine months ended:
September 30, 2014	$995,584	$137,767	$1,133,351
September 30, 2013	876,727	143,887	1,020,614
Income (loss) from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate
Three months ended:
September 30, 2014	$(10,542)	$38,098	$27,556
September 30, 2013	(11,391)	35,859	24,468
Nine months ended:
September 30, 2014	$13,148	$117,673	$130,821
September 30, 2013	(38,836)	117,248	78,412
Total assets
As of:
September 30, 2014	$15,789,046	$1,448,063	$17,237,109
December 31, 2013	13,641,727	1,317,274	14,959,001
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our MRA facility and 2012 credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $22.6 million, $69.8 million, $20.9 million and $63.5 million for the three and nine months ended September 30, 2014 and 2013, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

The table below reconciles income from continuing operations to net income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations before purchase price fair value adjustment and equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	$27,556	$24,468	$130,821	$78,412
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	16,496	(354)	122,580	(3,937)
Purchase price fair value adjustment	(4,000)	—	67,446	(2,305)
Income from continuing operations	40,052	24,114	320,847	72,170
Net income from discontinued operations	4,035	7,435	15,449	19,851
Gain on sale of discontinued operations	29,507	13,787	144,242	14,900
Net income	$73,594	$45,336	$480,538	$106,921
21. Subsequent Events

On October 28, 2014, we redeemed all 80,000 units of our Series H Preferred Units at a redemption price of $25.00 per unit plus $0.05833 per unit in accumulated and unpaid dividends on such units through October 28, 2014.

Subsequent to September 30, 2014, we sold and settled approximately 1,019,892 shares of our common stock through our new ATM program for aggregate gross proceeds of $116.8 million ($115.4 million of net proceeds after related expenses). As of November 5, 2014, we had approximately $142.4 million of gross proceeds remaining available for issuance under the new ATM Program.

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
As of September 30, 2014, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Square Feet	Number of Properties	Square Feet	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23		18,429,045	7	3,476,115	30	21,905,160	95.4%
	Retail	8	(2)	394,535	7	283,295	15	677,830	90.3%
	Development/Redevelopment	9	(3)	1,973,862	4	1,605,782	13	3,579,644	39.7%
	Fee Interest	3	(3)	1,137,930	—	—	3	1,137,930	100.0%
		43		21,935,372	18	5,365,192	61	27,300,564	88.2%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	81.3%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		85,000	1	65,641	2	150,641	50.5%
		29		4,502,400	5	1,287,741	34	5,790,141	80.7%
Total commercial properties		72		26,437,772	23	6,652,933	95	33,090,705	86.8%
Residential:
Manhattan	Residential	3	(2)	735,587	—	—	3	735,587	94.1%
Suburban	Residential	1		66,611	—	—	1	66,611	79.2%
Total residential properties		4		802,198	—	—	4	802,198	93.2%
Total portfolio		76		27,239,970	23	6,652,933	99	33,892,903	87.0%
______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

(3)	Includes two properties, which are held for sale as of September 30, 2014

As of September 30, 2014, we also managed a 336,200 square foot office building owned by a third party. As of September 30, 2014, we also held debt and preferred equity investments with a book value of $1.4 billion.

Critical Accounting Policies
Refer to the 2013 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the nine months ended September 30, 2014.
Results of Operations
Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013
The following comparison for the three months ended September 30, 2014, or 2014, to the three months ended September 30, 2013, or 2013, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2013 and at September 30, 2014 and totaled 58 of our 76 consolidated properties, representing 79.9% of our share of annualized cash rent, (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2014 and 2013 and all non-Same-Store Properties, including properties that are under development or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2014	2013	$ Change	% Change	2014	2013	2014	2013	2014	2013	$ Change	% Change

Rental revenue	$246.2	$231.4	$14.8	6.4%	$44.7	$10.6	$0.4	$0.5	$291.3	$242.5	$48.8	20.1%
Escalation and reimbursement	40.7	39.9	0.8	2.0%	2.7	1.9	0.4	0.2	43.8	42.0	1.8	4.3%
Investment income	—	—	—	—%	0.1	—	43.9	44.4	44.0	44.4	(0.4)	(0.9)%
Other income	1.3	0.9	0.4	44.4%	0.1	0.1	9.8	8.9	11.2	9.9	1.3	13.1%
Total revenues	288.2	272.2	16.0	5.9%	47.6	12.6	54.5	54.0	390.3	338.8	51.5	15.2%

Property operating expenses	122.6	122.1	0.5	0.4%	9.1	6.8	4.0	3.3	135.7	132.2	3.5	2.6%
Transaction related costs, net of recoveries	—	—	—	—%	2.6	0.1	(0.2)	(2.5)	2.4	(2.4)	4.8	200.0%
Marketing, general and administrative	—	—	—	—%	—	—	22.6	20.9	22.6	20.9	1.7	8.1%
Total expenses	122.6	122.1	0.5	0.4%	11.7	6.9	26.4	21.7	160.7	150.7	10.0	6.6%
Net operating income	$165.6	$150.1	$15.5	10.3%	$35.9	$5.7	$28.1	$32.3	229.6	188.1	41.5	22.1%
Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(89.1)	(82.3)	(6.8)	8.3%
Depreciation and amortization									(94.4)	(84.2)	(10.2)	12.1%
Equity in net income from unconsolidated joint ventures									6.0	2.9	3.1	106.9%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									16.5	(0.4)	16.9	4,225.0%
Purchase price fair value adjustment									(4.0)	—	(4.0)	(100.0)%
Loss on early extinguishment of debt									(24.5)	—	(24.5)	(100.0)%
Income from continuing operation									40.1	24.1	16.0	66.4%
Net income from discontinued operations									4.0	7.4	(3.4)	(45.9)%
Gain on sale of discontinued operations									29.5	13.8	15.7	113.8%
Net income									$73.6	$45.3	$28.3	62.5%

Rental, Escalation and Reimbursement Revenues
Occupancy in our Same-Store consolidated office properties increased to 91.7% at September 30, 2014 as compared to 90.4% at September 30, 2013. Occupancy in our Same-Store Manhattan consolidated office portfolio increased to 94.9% at September 30, 2014 as compared to 93.8% at September 30, 2013. Occupancy in our Suburban consolidated office portfolio increased to 80.2% at September 30, 2014 as compared to 77.8% at September 30, 2013.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.
The following table presents a summary of the leasing activity for the three months ended September 30, 2014 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period	1,234,491
Sold vacancies	—
Properties in redevelopment:	—
Space which became available during the period(3)
• Office	142,821
• Retail	2,436
• Storage	1,785
	147,042
Total space available	1,381,533
Space leased during the period:
• Office(4)	365,606	387,767	$56.94	$44.46	$65.36	3.7	7.9
• Retail	2,527	2,502	$304.78	$241.21	$—	5.1	9.9
• Storage	2,845	3,019	$26.47	$27.50	$5.73	—	9.5
Total space leased	370,978	393,288	$58.28	$46.48	$64.48	3.6	7.9

Total available space at end of the period	1,010,555

Early renewals
• Office	317,775	341,548	$71.89	$60.21	$68.57	0.4	13.1
• Retail	2,641	2,641	$374.50	$275.96	$—	—	4.6
• Storage	1,503	1,503	$36.75	$27.00	$—	—	15.0
Total early renewals	321,919	345,692	$74.05	$61.72	$67.75	0.4	13.0

Total commenced leases, including replaced previous vacancy
• Office		729,315	$63.94	$53.98	$66.86	2.1	10.3
• Retail		5,143	$340.58	$259.38	$—	2.5	7.2
• Storage		4,522	$29.89	$27.20	$3.83	—	11.3
Total commenced leases		738,980	$65.66	$55.67	$66.01	2.1	10.3

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,136,284
Space which became available during the period(3)
• Office	172,964
• Retail	—
• Storage	200
	173,164
Total space available	1,309,448
Space leased during the year:
• Office(5)	141,372	140,473	$31.88	$29.89	$38.62	6.0	8.0
• Retail	—	—	$—	$—	$—	—	—
• Storage	883	933	$13.93	$10.00	$—	—	8.7
Total space leased	142,255	141,406	$31.76	$29.84	$38.37	6.0	8.0

Total available space at end of the period	1,167,193

Early renewals
• Office	31,434	31,683	$34.46	$36.40	$35.67	3.7	10.3
• Retail	50,247	50,247	$17.78	$16.79	$—	—	5.0
• Storage	625	625	$18.00	$14.00	$—	—	10.0
Total early renewals	82,306	82,555	$24.18	$24.30	$13.69	1.4	7.1

Total commenced leases, including replaced previous vacancy
• Office		172,156	$32.36	$31.63	$38.08	5.6	8.4
• Retail		50,247	$17.78	$16.79	$—	—	5.0
• Storage		1,558	$15.56	$13.03	$—	—	9.2
Total commenced leases		223,961	$28.97	$27.15	$29.27	4.3	7.7
_________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $52.46 per rentable square feet for 223,671 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $64.20 per rentable square feet for 565,219 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $30.38 per rentable square feet for 87,255 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $31.47 per rentable square feet for 118,938 rentable square feet.

At September 30, 2014, 0.9% and 2.0% of the space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan operating properties would be approximately 102.4% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties would be approximately 17.6% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban operating properties would be approximately 0.5% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties would be approximately 4.4% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
In May 2014, we acquired our joint partner's interest in 388-390 Greenwich Street thereby assuming full ownership of this triple net lease property. Prior to May 2014, we had accounted for our investment in 388-390 Greenwich Street under the equity method of accounting. As a result of this acquisition, we have consolidated the results of operations of this property beginning in May 2014.

Rental revenues increased primarily as a result of the consolidation of 388-390 Greenwich Street ($28.4 million), an overall increase in occupancy at the Same-Store Properties ($14.8 million) and properties acquired in 2013 ($7.2 million). This increase was partially offset by lower revenues from development properties ($2.1 million).
Escalation and reimbursement revenue increased primarily as a result of the properties acquired in 2013 ($1.1 million) and higher recoveries at the Same Store Properties ($0.8 million). The increase in escalation and reimbursement revenue at the Same-Store Properties was primarily a result of higher real estate tax recoveries ($1.3 million) partially offset by lower operating expense escalations ($0.5 million).
Investment Income
Investment income decreased primarily as a result of a lower weighted average yield in 2014, partially offset by a higher average balance and the repayment of one of our mezzanine investments which resulted in additional income ($0.8 million) in 2014. The weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 10.5%, respectively, for the three months ended September 30, 2014 compared to $1.3 billion and 11.5% during the three months ended September 30, 2013. As of September 30, 2014, our debt and preferred equity investments had a weighted average term to maturity of 2.0 years.
Other Income
Other income increased primarily as a result of a promote income earned in connection with the sale of the joint venture property located at 180 Broadway ($3.3 million) and a higher contribution from Service Corporation ($2.6 million), partially offset by income from expense reimbursements in 2013 ($4.2 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of the properties acquired in 2013 ($3.8 million) and higher operating expenses at the Same Store Properties ($0.5 million), partially offset by lower operating expenses from development properties ($1.9 million). The increase in property operating expenses at the Same-Store Properties was a result of higher real estate taxes ($2.5 million), partially offset by lower utility costs ($0.4 million) and repairs and maintenance ($0.4 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended September 30, 2014 were $22.6 million, or 5.1% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets compared to $20.9 million, or 5.1% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets for the three months ended September 30, 2013.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, increased primarily as a result of the consolidation and new mortgage at 388-390 Greenwich Street ($11.1 million) and increased borrowings on the 2012 credit facility ($1.4 million) . This increase was partially offset by the capitalization of interest relating to properties under development ($2.8 million), decreased borrowings from our MRA ($1.1 million) and repayment of the mortgage at 16 Court Street, Brooklyn in April 2014 ($0.7 million) and the 5.875% senior notes in August 2014 ($0.6 million). The weighted average debt balance outstanding increased from $6.9 billion during the three months ended September 30, 2013 to $8.7 billion during the three months ended September 30, 2014. The weighted average interest rate decreased from 4.77% for the three months ended September 30, 2013 to 4.12% for the three months ended September 30, 2014.
Depreciation and Amortization
Depreciation and amortization increased mainly as a result of the the consolidation of 388-390 Greenwich ($7.6 million) and properties acquired in 2013 ($3.8 million), which was partially offset by a write-off of tenants improvements and in-place leases relating to a former tenant that filed for bankruptcy in August 2013 ($4.7 million).
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures increased primarily as a result of net loss recognized in the third quarter of 2013 from the West Coast Office portfolio ($5.9 million), which interests were sold in March 2014, a debt and preferred equity investment that was originated in the first quarter of 2014 ($2.1 million), which has been accounted for as a real estate investment rather than a debt and preferred equity investment, and higher net income contributions from 100 Park Avenue as a result of increased occupancy and the refinancing of its mortgage at a lower rate ($1.5 million). This increase was partially offset by lower net income contributions from 388-390 Greenwich ($5.2 million) as a result of our acquisition of the joint venture partner's interest. Occupancy at our unconsolidated Manhattan office properties was 94.0% and 90.0% at September 30, 2014 and 2013, respectively. Occupancy at our unconsolidated Suburban office properties was 85.3% at both September 30, 2014 and 2013, respectively. At September 30, 2014, none of the space leased at our Manhattan joint venture office properties were expected to expire during the remainder of 2014. At September 30, 2014, 13.8% of the space leased at our Suburban joint venture office properties, respectively, were expected to expire during the remainder of 2014. We estimate that current market asking rents on these expected 2014 lease expirations at our Suburban joint venture properties are approximately 8.18% lower than then existing in-place fully escalated rents.
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures/Real Estate
During the three months ended September 30, 2014, we recognized a gain on sale associated with the sale of our joint venture interest at 180 Broadway ($16.5 million). During the three months ended September 30, 2013, we recognized additional post closing costs related to the sale of 521 Fifth Avenue ($0.9 million), partially offset by additional income from the sale of two properties in the West Coast portfolio in 2013 ($0.5 million).
Purchase Price Fair Value Adjustment
Purchase price fair value adjustment for the three months ended September 30, 2014 was attributable to the ground tenancy position at 752 Madison Avenue.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three months ended September 30, 2014 was attributable to the refinancing of the previous mortgage at 420 Lexington Avenue.
Discontinued Operations
Discontinued operations for the three months ended September 30, 2014 includes the gain recognized on the sale of 985-987 Third Avenue ($29.8 million) and the results of operations of these properties and other properties that were held for sale or sold as of September 30, 2014. Discontinued operations for the three months ended September 30, 2013 includes the gain recognized on the sale of 333 West 34th Street ($13.8 million). Prior period's results of operations of these held for sale or sold properties were included in the net income from discontinued operations to conform with the current presentation.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013
The following comparison for the nine months ended September 30, 2014, or 2014, to the nine months ended September 30, 2013, or 2013, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2013 and at September 30, 2014 and totaled 58 of our 76 consolidated properties, representing 79.9% of our share of annualized cash rent, (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2014 and 2013 and all non-Same-Store Properties, including properties that are under development or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2014	2013	$ Change	% Change	2014	2013	2014	2013	2014	2013	$ Change	% Change

Rental revenue	$733.6	$714.3	$19.3	2.7%	$92.7	$28.6	$0.6	$(1.9)	$826.9	$741.0	$85.9	11.6%
Escalation and reimbursement	111.6	109.5	2.1	1.9%	7.7	4.8	0.9	0.6	120.2	114.9	5.3	4.6%
Investment income	—	—	—	—%	0.2	—	137.6	143.9	137.8	143.9	(6.1)	(4.2)%
Other income	3.3	4.3	(1.0)	(23.3)%	0.2	0.4	45.0	16.1	48.5	20.8	27.7	133.2%
Total revenues	848.5	828.1	20.4	2.5%	100.8	33.8	184.1	158.7	1,133.4	1,020.6	112.8	11.1%

Property operating expenses	357.9	353.2	4.7	1.3%	27.6	18.1	9.4	8.5	394.9	379.8	15.1	4.0%
Transaction related costs, net of recoveries	—	—	—	—%	4.3	0.8	2.3	(0.1)	6.6	0.7	5.9	842.9%
Marketing, general and administrative	—	—	—	—%	—	—	69.8	63.5	69.8	63.5	6.3	9.9%
Total expenses	357.9	353.2	4.7	1.3%	31.9	18.9	81.5	71.9	471.3	444.0	27.3	6.1%
Net operating income	$490.6	$474.9	$15.7	3.3%	$68.9	$14.9	$102.6	$86.8	662.1	576.6	85.5	14.8%
Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(252.2)	(245.3)	(6.9)	2.8%
Depreciation and amortization									(274.3)	(238.7)	(35.6)	14.9%
Equity in net income from unconsolidated joint ventures									20.8	4.3	16.5	383.7%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									122.6	(3.9)	126.5	3,243.6%
Purchase price fair value adjustment									67.4	(2.3)	69.7	3,030.4%
Loss on sale of investment in marketable securities									—	(0.1)	0.1	100.0%
Loss on early extinguishment of debt									(25.5)	(18.5)	(7.0)	37.8%
Income from continuing operation									320.9	72.1	248.8	345.1%
Net income from discontinued operations									15.4	19.9	(4.5)	(22.6)%
Gain on sale of discontinued operations									144.2	14.9	129.3	867.8%
Net income									$480.5	$106.9	$373.6	349.5%

Rental, Escalation and Reimbursement Revenues
Occupancy in the Same-Store consolidated office properties increased to 91.7% at September 30, 2014 as compared to 90.4% at September 30, 2013. Occupancy in our Same-Store Manhattan consolidated office portfolio increased to 94.9% at September 30, 2014 as compared to 93.8% at September 30, 2013. Occupancy in our Suburban consolidated office portfolio increased to 80.2% at September 30, 2014 as compared to 77.8% at September 30, 2013.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

The following table presents a summary of the leasing activity for the nine months ended September 30, 2014 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period	1,155,271
Sold vacancies	(3,653)
Properties under redevelopment	(61,123)
Properties out of redevelopment	155,684
Space which became available during the period(3)
• Office	674,332
• Retail	8,136
• Storage	3,154
	685,622
Total space available	1,931,801
Space leased during the period:
• Office(4)	897,277	984,239	$56.24	$50.77	$62.52	4.2	9.1
• Retail	21,077	21,321	$113.17	$116.99	$38.93	5.0	14.4
• Storage	2,892	3,116	$26.42	$27.57	$5.71	—	9.3
Total space leased	921,246	1,008,676	$57.35	$51.65	$61.84	4.2	9.2

Total available space at end of the period	1,010,555

Early renewals
• Office	511,745	552,659	$68.56	$57.49	$47.45	0.8	10.0
• Retail	14,158	14,314	$137.99	$94.84	$23.76	0.3	11.0
• Storage	3,072	3,042	$34.23	$26.80	$0.50	—	9.7
Total early renewals	528,975	570,015	$70.12	$58.26	$46.60	0.8	10.0

Total commenced leases, including replaced previous vacancy
• Office		1,536,898	$60.67	$54.02	$57.10	3.0	9.4
• Retail		35,635	$123.14	$103.02	$32.84	3.1	13.0
• Storage		6,158	$30.28	$27.01	$3.13	—	9.5
Total commenced leases		1,578,691	$61.96	$54.88	$56.34	3.0	9.5

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,069,848
Property out of redevelopment	112,921
Space which became available during the period(3)
• Office	306,565
• Retail	1,385
• Storage	850
	308,800
Total space available	1,491,569
Space leased during the year:
• Office(5)	323,243	329,285	$30.91	$30.37	$34.83	4.7	7.5
• Retail	—	—	$—	$—	$—	—	—
• Storage	1,133	1,198	$14.09	$11.76	$—	—	7.7
Total space leased	324,376	330,483	$30.85	$30.32	$34.70	4.7	7.5

Total available space at end of the period	1,167,193

Early renewals
• Office	64,151	67,497	$33.91	$34.02	$23.19	2.9	7.9
• Retail	50,247	50,247	$17.78	$16.79	$—	—	5.00
• Storage	625	625	$18.00	$14.00	$—	—	10.0
Total early renewals	115,023	118,369	$26.98	$26.60	$13.22	1.7	6.7

Total commenced leases, including replaced previous vacancy
• Office		396,782	$31.42	$31.36	$32.85	4.4	7.6
• Retail		50,247	$17.78	$16.79	$—	—	5.0
• Storage		1,823	$15.43	$13.04	$—	—	8.5
Total commenced leases		448,852	$29.83	$28.85	$29.04	3.9	7.3
_________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $54.04 per rentable square feet for 589,009 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $61.07 per rentable square feet for 1,141,668 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $30.80 per rentable square feet for 181,643 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $31.64 per rentable square feet for 249,140 rentable square feet.

At September 30, 2014, 0.9% and 2.0% of the space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan operating properties would be approximately 102.4% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties were approximately 17.6% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban operating properties would be approximately 0.5% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties were approximately 4.4% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
In May 2014, we acquired our joint partner's interest in 388-390 Greenwich Street thereby assuming full ownership of this triple net lease property. Prior to May 2014, we had accounted for our investment in 388-390 Greenwich Street under the equity method of accounting. As a result of this acquisition, we have consolidated the results of operations of this property beginning in May 2014.
Rental revenues increased primarily as a result of the consolidation of 388-390 Greenwich Street ($43.2 million), properties acquired in 2013 ($26.4 million) and an overall increase in occupancy at the Same Store Properties ($19.3 million), partially offset by lower income from development properties ($5.3 million).
Escalation and reimbursement revenue increased primarily as a result of the properties acquired in 2013 ($3.9 million) and higher recoveries at the Same Store Properties ($2.1 million), partially offset by lower recoveries from development properties ($0.7 million). The increase in escalation and reimbursement revenue at the Same-Store Properties was primarily a result of higher real estate tax recoveries ($2.7 million) and operating expense escalations ($0.6 million), partially offset by lower electric reimbursements ($1.3 million).
Investment Income
Investment income decreased primarily as a result of a lower weighted average yield, the sale of 50% of our interest in one of our debt investments in 2013 ($12.9 million), and the repayment of one of our debt investments ($6.4 million) partially offset by a higher investment balance in 2014, additional income recognized on a mezzanine investment for which the underlying property was sold in June 2014 ($10.1 million), and the repayment of one of our mezzanine investments, which resulted in additional income ($0.8 million) in September 2014. The weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.4 billion and 10.6%, respectively, for the nine months ended September 30, 2014 compared to $1.3 billion and 13.5%, respectively, for the nine months ended September 30, 2013. As of September 30, 2014, our debt and preferred equity investments had a weighted average term to maturity of 2.0 years.
Other Income
Other income increased primarily as a result of a promote income earned in connection with the sale of our joint venture interests in 747 Madison Avenue and 180 Broadway ($13.6 million), incentive income received from a joint venture investment ($7.6 million), a one-time fee earned in connection with the restructuring of one of our debt investments ($5.7 million) and a higher contribution from Service Corporation ($8.8 million), partially offset by income from expense reimbursements in 2013 ($4.2 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses for the properties acquired in 2013 ($13.5 million) and at the Same Store Properties ($4.7 million), partially offset by lower operating expenses from development properties ($4.2 million). The increase in property operating expenses at the Same-Store Properties was due mainly to higher real estate taxes ($4.6 million) and payroll costs ($1.8 million), partially offset by repairs and maintenance ($1.1 million).
Transaction Related Costs
Transaction related costs increased primarily as a result of a higher volume of investment activity during the nine months ended September 30, 2014.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the nine months ended September 30, 2014 were $69.8 million, or 5.3% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets compared to $63.5 million, or 5.2% of total revenues including our share of joint venture revenues and an annualized 50 basis points of total assets including our share of joint venture assets for the nine months ended September 30, 2013.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, increased as a result of a new mortgage at 388-390 Greenwich Street ($16.7 million) and an increased borrowing on the 2012 credit facility ($3.4 million), partially offset by capitalization of interest relating to properties under development ($7.2 million), decreased borrowings from our MRA ($2.8 million), refinancing of 220 East 42nd Street at a lower rate in October 2013 ($1.5 million) and repayment of 5.875% senior notes in August 2014 ($0.6 million). The weighted average debt balance outstanding increased from $6.8 billion during the nine months ended September 30, 2013 to $7.9 billion during the nine months ended September 30, 2014. The weighted average interest rate decreased from 4.84% for the nine months ended September 30, 2013 to 4.35% for the nine months ended September 30, 2014.
Depreciation and Amortization
Depreciation and amortization increased mainly as a result of the properties acquired in 2013 ($17.2 million), consolidation of 388-390 Greenwich Street ($10.9 million), write-off of certain tenant improvements and value for in-place leases associated with a former tenant in 2014 ($3.4 million) and the remaining increase primarily resulting from increased capital expenditures at certain properties, partially offset by a write-off of certain tenant improvements and value for in-place leases associated with a former tenant in 2013 ($4.7 million).
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures increased primarily as a result of net loss recognized in the first nine months of 2013 from the West Coast Office portfolio ($13.9 million), which interests were sold in March 2014, a debt and preferred equity investment that was originated in the first quarter of 2014 ($4.7 million), which has been accounted for as a real estate investment rather than a debt and preferred equity investment, and the commencement of leases following the completion of redevelopment in June 2013 at 180 Broadway ($1.4 million), which interests were sold in September 2014. This increase was partially offset by lower net income from 388-390 Greenwich ($8.2 million) as a result of our acquisition of the joint venture partner's interest. Occupancy at our unconsolidated Manhattan office properties was 94.0% and 90.0% at September 30, 2014 and 2013, respectively. Occupancy at our unconsolidated Suburban office properties was 85.3% at both September 30, 2014 and 2013. At September 30, 2014, none of the space leased at our Manhattan joint venture office properties were expected to expire during the remainder of 2014. At September 30, 2014, 13.8% of the space leased at our Suburban joint venture office properties were expected to expire during the remainder of 2014. We estimate that current market asking rents on these expected 2014 lease expirations at our Suburban joint venture properties are approximately 8.18% lower than then existing in-place fully escalated rents.
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the nine months ended September 30, 2014, we recognized gains on the sale of two properties included in the West Coast portfolio ($85.6 million), the sale of partnership interests in 21 West 34th Street ($20.9 million), the sale of the joint venture property at 180 Broadway ($16.5 million) and the sale of condominium units at 248 Bedford Avenue, Brooklyn ($1.5 million), partially offset by additional post closing costs related to the sale of our partnership interest in 27-29 West 34th Street ($1.9 million). During the nine months ended September 30, 2013, we recognized additional post closing costs related to the sale of 521 Fifth Avenue ($2.8 million), partially offset by the sale of two properties included in the West Coast portfolio ($2.1 million).
Purchase Price Fair Value Adjustment
Purchase price fair value adjustment for the nine months ended September 30, 2014 was attributable to the acquisition of our joint venture partner's interest in 388-390 Greenwich Street ($71.4 million), partially offset by the purchase price adjustment of the ground tenancy position at 752 Madison Avenue ($4.0 million). Purchase price fair value adjustment for the nine months ended September 30, 2013 was attributable to the acquisition of 16 Court Street, Brooklyn ($2.3 million).
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the nine months ended September 30, 2014 was primarily attributable to the refinancing of the previous mortgages at 420 Lexington Avenue ($24.5 million) and 248-252 Bedford Avenue ($0.5 million), and early repayment of the mortgage at 16 Court Street, Brooklyn ($0.5 million). Loss on early extinguishment of debt for the nine months ended September 30, 2013 was attributable to the refinancing of the mortgage at 1515 Broadway.
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2014 includes the gains recognized on the sale of 673 First Avenue ($117.8 million) and 985-987 Third Avenue ($29.8 million), which were sold in May and July 2014, respectively, and the results of operations of these properties and other properties that were held for sale or sold as of September 30, 2014. Discontinued operations for the nine months ended September 30, 2013 includes the gains recognized on the sale of 333 West 34th ($13.8 million) and 44 West 55th Street ($1.1 million), which were sold in August and February 2013, respectively. Prior period's results of operations of these held for sale or sold properties were included in the net income from discontinued operations to conform with the current presentation.

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

For properties owned since January 1, 2013 (excluding assets held for sale) and still owned and operated at September 30, 2014, Same-Store NOI is determined as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Rental revenues, rent escalations, and reimbursement revenues	$286.9	$271.3	$15.6	5.75%	$845.2	$823.8	$21.4	2.60%
Other income	1.3	0.9	0.4	44.44%	3.3	4.3	(1.0)	(23.26)%
Total revenues	288.2	272.2	16	5.88%	848.5	828.1	20.4	2.46%
Property operating expenses	122.6	122.1	0.5	0.41%	357.9	353.2	4.7	1.33%
Operating income	165.6	150.1	15.5	10.33%	490.6	474.9	15.7	3.31%
Less: Non-building revenue	0.2	0.2	—	—%	0.5	1.7	(1.2)	(70.59)%
Same-Store NOI	$165.4	$149.9	$15.5	10.34%	$490.1	$473.2	$16.9	3.57%

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2014 are as follows (in thousands):

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Property mortgages and other loans(1)	$157,288	$274,238	$392,920	$1,147,642	$64,462	$4,201,634	$6,238,184
MRA facility	—	100,000	—	—	—	—	100,000
Corporate obligations	—	7	255,308	355,008	494,000	1,333,000	2,437,323
Joint venture debt-our share	2,454	44,446	564,269	446,950	28	353,580	1,411,727
Total	$159,742	$418,691	$1,212,497	$1,949,600	$558,490	$5,888,214	$10,187,234
________________________________

(1)	Includes the mortgages at 180 Maiden Lane and 2 Herald Center, which are included in liabilities related to assets held for sale.

As of September 30, 2014, we had $292.8 million of consolidated cash on hand, inclusive of $39.3 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $253.5 million and $209.1 million at September 30, 2014 and 2013, respectively, representing an increase of $44.4 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
Net cash provided by operating activities	$377,206	$310,530	$66,676
Net cash used in investing activities	$(825,263)	$(242,541)	$(582,722)
Net cash provided by (used in) financing activities	$494,885	$(48,875)	$543,760
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2014, our Manhattan and Suburban consolidated office portfolio were 95.6% and 80.2% occupied, respectively. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(653,252)
Capital expenditures and capitalized interest	(174,098)
Escrow cash-capital improvements/acquisition deposits	178,814
Joint venture investments	(97,057)
Distributions from joint ventures	139,014
Proceeds from sales of real estate/partial interest in property	138,725
Debt and preferred equity and other investments	(114,868)
Increase in net cash used by investing activities	$(582,722)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $108.8 million for the nine months ended September 30, 2013 to $282.9 million for the nine months ended September 30, 2014. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and new leasing activity.

We generally fund our investment activity through property-level financing, our 2012 credit facility, MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sale of real estate and from time to time, the Company issues common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$1,313,670
Repayments under our debt obligations, including debt extinguishment costs	(911,615)
Noncontrolling interests, contributions in excess of distributions	27,429
Other financing activities	(37,449)
Redemption of preferred stock	192,500
Proceeds from issuance of common and preferred stock	940
Dividends and distributions paid	(41,715)
Increase in net cash provided in financing activities	$543,760
Capitalization
As of September 30, 2014, SL Green had 95,944,861 shares of common stock, 3,735,478 common units of limited partnership interest in the Operating Partnership held by persons other than the Company, 9,200,000 shares of SL Green's 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $77.1 million.
At-the-Market Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the nine months ended September 30, 2014, we sold 25,659 shares of our common stock out of the remaining balance of this ATM Program for aggregate net proceeds of $2.8 million. The net proceeds from this offering were contributed to the Operating Partnership in exchange for 25,659 units of limited partnership interest of the Operating Partnership.
In June 2014, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the nine months ended September 30, 2014, we sold 367,781 shares of our common stock for aggregate net proceeds of $40.3 million. The net proceeds from this offering were contributed to the Operating Partnership in exchange for 367,781 units of limited partnership interest of the Operating Partnership. As of September 30, 2014, $259.2 million remained available for issuance of common stock under the new ATM Program.
Dividend Reinvestment and Stock Purchase Plan
In March 2012, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRIP. The DRIP commenced on September 24, 2001.
During the nine months ended September 30, 2014, the Company issued 400 shares of SL Green's common stock and received approximately $40,000 of net proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of the stockholders. Subject to adjustments upon certain corporate transactions or events, up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan.  As of September 30, 2014, 3,200,000 fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.

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
The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $0.4 million, $2.3 million, $0.9 million and $3.6 million during the three and nine months ended September 30, 2014 and 2013, respectively, related to the 2010 Long-Term Compensation Plan.
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
The cost of the 2011 Outperformance Plan (approximately $27.0 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.7 million, $7.8 million, $1.7 million and $6.2 million during the three and nine months ended September 30, 2014 and 2013, respectively, related to the 2011 Outperformance Plan.
2014 Outperformance Plan

In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan may earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014; however, initially, the compensation committee will only award approximately 50% of the total LTIP Units and will retain discretion as to whether or when it will award the remainder of the total LTIP Units. For each individual award, two-thirds of the LTIP Units may be earned based on the Company’s absolute total return to stockholders and one-third of the LTIP Units may be earned based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. Awards earned based on absolute total return to stockholders will be determined independently of awards earned based on relative total return to stockholders. In the event the Company’s performance reaches either threshold before the end of the three-year performance period, a pro-rata portion of the maximum award may be earned. For each component, if the Company’s performance reaches the maximum threshold beginning with the 19th month of the performance period, participants will earn one-third of the maximum award that may be earned for that component. If the Company’s performance reaches the maximum threshold during the third year of the performance period for a component, participants will earn up to two-thirds of the maximum award that may be earned for that component. LTIP Units earned under the 2014 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through August 31, 2018. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested. Awards have not yet been granted under the 2014 Outperformance Plan.
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
During the nine months ended September 30, 2014, 8,626 phantom stock units were earned. As of September 30, 2014, there were 80,137 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2014, 78,563 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At September 30, 2014, borrowings under our mortgages and other loans payable, our 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 49.3% of our combined market capitalization of $20.5 billion (based on a common stock price of $101.32 per share, the closing price of SL Green's common stock on the NYSE on September 30, 2014). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2014 and December 31, 2013, respectively (amounts in thousands).

	September 30, 2014	December 31, 2013
Debt Summary:
Balance
Fixed rate(1)	$5,591,113	$5,561,749
Variable rate—hedged	542,087	38,211
Total fixed rate	6,133,200	5,599,960
Variable rate	2,078,131	774,301
Variable rate—supporting variable rate assets	525,021	545,647
Total variable rate	2,603,152	1,319,948
Total	$8,736,352	$6,919,908
Percent of Total Debt:
Total fixed rate	70.2%	80.9%
Variable rate	29.8%	19.1%
Total	100.0%	100.0%
Effective Interest Rate for the Period:
Fixed rate	5.18%	5.33%
Variable rate	1.92%	2.39%
Effective interest rate	4.35%	4.81%
________________________________

(1)	Includes the mortgages at 180 Maiden Lane and 2 Herald Center, which are included in liabilities related to assets held for sale.

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.16% and 0.17% at September 30, 2014 and December 31, 2013, respectively). Our consolidated debt at September 30, 2014 had a weighted average term to maturity of 5.8 years.
Certain of our debt and preferred equity investments, with a face amount of $525.0 million at September 30, 2014, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of September 30, 2014, our total mortgage debt (excluding our share of joint venture mortgage debt of $1.4 billion) consisted of $4.7 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 5.15% and $1.6 billion of variable rate debt with an effective weighted average interest rate of 2.04%.
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
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At September 30, 2014, the applicable spread was 145 basis points for the revolving credit facility and 140 basis points for the term loan facility. At September 30, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.64% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2014, the facility fee was 30 basis points. At September 30, 2014, we had $113.3 million of outstanding letters of credit, $244.0 million drawn under the revolving credit facility and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $0.8 billion under the revolving credit facility.
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
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us an ability to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over one-month LIBOR depending on the pledged collateral. As of September 30, 2014, we have drawn $100.0 million under the MRA.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2014 Unpaid Principal Balance	September 30, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,238	$255,206	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	306,187	297,837	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,728	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,701	3.00%	3.00%	20	March 30, 2027
August 13, 2004(2)(7)	—	—	75,898
	$1,310,323	$1,271,168	$1,339,330
_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of the SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.0660 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of September 30, 2014, $38.8 million remained to be amortized into the debt balance.

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

(7)	In August 2014, these notes were repaid at maturity.

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
Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2014, we were in compliance with all such covenants.
Market Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2014 would increase our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $20.1 million and would increase our share of joint venture annual interest cost by approximately $7.8 million.
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
We have $6.1 billion of fixed-rate long-term debt, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and variable rate joint venture debt as of September 30, 2014 was based on LIBOR plus a spread ranging from 90 basis points to 935 basis points.
Contractual Obligations
Refer to our 2013 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2014.
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
Capital Expenditures
We estimate that for the three months ending December 31, 2014, we expect to incur approximately $103.2 million of our share of recurring capital expenditures and $45.3 million of development expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and we estimate that our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $44.7 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.00 per share, we would pay approximately $193.0 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $0.9 million, $2.8 million, $0.8 million and $2.7 million for the three and nine months ended September 30, 2014 and 2013, respectively. We also recorded expenses of $5.9 million, $14.7 million, $5.9 million and $16.0 million for the three and nine months ended September 30, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Marketing Services
A-List Marketing, LLC, or A-List, provides marketing services to us. Deena Wolff, a sister of Marc Holliday, our chief executive officer, is the owner of A-List. We recorded approximately $26,800, $121,600, $50,700 and $158,000 for the three and nine months ended September 30, 2014 and 2013, respectively, for these services.
Leases
Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of approximately $114,300, $330,700, $105,200 and $318,900 for the three and nine months ended September 30, 2014 and 2013, respectively.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. As of September 30, 2014, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2014. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2015. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $300 million per occurence, including terrorism, for our residential properties and expires January 31, 2015. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2015 and January 31, 2015 and cover our commercial and residential, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, Flood, Professional Liability and Employment Practices Liability, and D&O coverage.
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

FFO for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to SL Green common stockholders	$64,688	$37,025	$446,319	$64,210
Add:
Depreciation and amortization	94,443	84,162	274,337	238,666
Discontinued operations depreciation adjustments	678	3,311	5,434	13,133
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	5,831	12,720	26,979	37,867
Net income attributable to noncontrolling interests	4,348	4,011	21,055	10,715
Less:
Gain on sale of discontinued operations	29,507	13,787	144,242	14,900
Equity in net gain (loss) on sale of joint venture property/interest	16,496	(354)	122,580	(3,937)
Purchase price fair value adjustment	(4,000)	—	67,446	(2,305)
Depreciable real estate reserves, net of recoveries	—	—	—	(2,150)
Depreciation and amortization on non-rental real estate assets	503	416	1,520	1,004
Funds from Operations	$127,482	$127,380	$438,336	$357,079
Cash flows provided by operating activities	$100,644	$100,842	$377,206	$310,530
Cash flows used in investing activities	$(507,222)	$(199,819)	$(825,263)	$(242,541)
Cash flows provided by (used in) financing activities	$351,995	$109,106	$494,885	$(48,875)
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

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risk
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Rate Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 for the Company and the Operating Partnership and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in the Annual Report on Form 10-K for the year ended December 31, 2013 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2013.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2014, neither the Company nor the Operating Partnership were involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in "Part I. Item 1A. Risk Factors" in the 2013 Annual Report on Form 10-K of the Company and the Operating Partnership.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a)         Exhibits:

10.1	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 2, 2014.
10.2	Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 2, 2014.
10.3	Employment Agreement, dated as of October 30, 2014 between SL Green Realty Corp. and Matthew DiLiberto.
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101.1
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ James Mead
Date: November 10, 2014		James Mead Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ James Mead
Date: November 10, 2014	By:	James Mead Chief Financial Officer