Form 10-K
period 2014-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2015-02-24
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (89,790,630 shares) was $9.8 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2014.
As of February 17, 2015, 98,625,888 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 17, 2015, 1,005,426 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2015 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
The Company owns 96.08% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2014, noncontrolling investors held, in aggregate, a 3.92% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 11, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 12, Stockholders' Equity of the Company;

◦	Note 13, Partners' Capital of the Operating Partnership;

◦	Note 15, Accumulated Other Comprehensive Loss of the Company;

◦	Note 16, Accumulated Other Comprehensive Loss of the Operating Partnership;

◦	Note 23, Quarterly Financial Data of the Company (unaudited); and

◦	Note 24, Quarterly Financial Data of the Operating Partnership (unaudited).
This report also includes separate Part II, Item 5. Market for Registrants' Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 6. Selected Financial Data and Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I
ITEM 1. BUSINESS
General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions and dispositions, financing, development and redevelopment, construction and leasing. We were formed in June 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, the Company's Chairman, had been engaged in the business of owning, managing, leasing, acquiring and repositioning office properties in Manhattan, a borough of New York City. Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Operating Partnership, L.P., the Operating Partnership.
As of December 31, 2014, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23		18,429,045	7	3,476,115	30	21,905,160	95.3%
	Retail	9	(2)	403,735	7	279,628	16	683,363	91.0%
	Development/Redevelopment	9	(3)	1,973,862	5	1,952,782	14	3,926,644	32.6%
	Fee Interest	2		783,530	—	—	2	783,530	100.0%
		43		21,590,172	19	5,708,525	62	27,298,697	86.3%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	82.4%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		85,000	2	65,641	3	150,641	54.2%
		29		4,502,400	6	1,287,741	35	5,790,141	81.8%
Total commercial properties		72		26,092,572	25	6,996,266	97	33,088,838	85.5%
Residential:
Manhattan	Residential	3	(2)	735,587	—	—	3	735,587	95.6%
Suburban	Residential	1		66,611	—	—	1	66,611	89.6%
Total residential properties		4		802,198	—	—	4	802,198	95.2%
Total portfolio		76		26,894,770	25	6,996,266	101	33,891,036	85.8%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2014, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

(3)	Includes one property which was held for sale as of December 31, 2014 and sold in January 2015.
As of December 31, 2014, we also managed an approximately 336,201 square foot office building owned by a third party and held debt and preferred equity investments with a book value of $1.4 billion.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2014, our corporate staff consisted of 279 persons, including 179 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington,

DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2014, we owned 96.08% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns a 100% interest in Management LLC.
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
Our core business is the ownership of high quality commercial properties and our primary business objective is to maximize the total return to stockholders, through growth in funds from operations and through asset value appreciation. The commercial real estate expertise resulting from owning, operating, investing and lending in Manhattan for over 34 years has enabled us to invest in a collection of premier office and retail properties, selected multifamily residential assets, and high quality debt and preferred equity investments. We also own high quality office properties in the surrounding markets of Brooklyn, Long Island, Westchester County, Connecticut and New Jersey.
We are led by a strong, experienced management team that provides a foundation of skills in all aspects of property ownership and management including investment, leasing, operations, capital improvements, financing, repositioning and maintenance. It is with this team that we have achieved a market leading position in our targeted submarkets.
We seek to enhance the value of our company by executing strategies that include the following:

•	Leasing and property management capitalizing on our extensive presence and knowledge of the marketplaces in which we operate;

•	Acquiring office, retail and residential properties and employing our local market skills to reposition these assets to create cash flow and capital appreciation;

•
Investing in high-yielding debt and preferred equity positions, generating strong risk-adjusted returns, increasing breadth of market insight, building key market relationships and sourcing potential future investment opportunities;

•
Executing dispositions through sales or joint ventures that harvest equity generated through management's value enhancing activities, thereby providing a continuing source of capital for reinvestment; and

•	Maintaining a liquid balance sheet with access to diversified sources of property and corporate capital.
Leasing and Property Management
We seek to capitalize on our management's extensive knowledge of the Manhattan and Suburban markets and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing approximately 32.3 million square feet of office and retail space, predominantly in Manhattan; (ii) careful management to ensure adequate average lease term and manageable lease rollovers; (iii) utilization of an extensive network of third-party brokers; (iv) use of comprehensive building management analysis and planning; and (v) commitment to tenant satisfaction by providing high quality tenant services at attractive rental rates.
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
Over the last several years, we have expanded our acquisition activities into selected high value retail locations in Manhattan, and multifamily properties.  Management’s breadth of activities in New York City have enabled us to identify and acquire off-market retail in prime Manhattan locations.  Combining our real estate skills and ability to attract premier tenants in an environment of rapidly growing retail rents has resulted in transactions that have provided significant capital appreciation.  In addition, this same market penetration has permitted us to grow a portfolio of high quality, well located multifamily properties.
In acquiring core and non-core properties, directly or through joint ventures with a predominance of high quality institutional investors, we believe that we have the following advantages over many of our competitors: (i) senior management's average 26 years of experience leading a full-service, fully-integrated real estate company focused on the Manhattan office market; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iii) the ability to close transactions quickly despite complicated structures.
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
Debt and Preferred Equity Investments
We invest in well-collateralized debt and preferred equity investments that generate attractive yields. See Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable a highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size generally not to exceed 10% of our total enterprise value, include the following:

•
Our typical investments generally provide high current returns and, in certain cases, the potential for future capital gains. Because we are the largest commercial landlord in Manhattan, our expertise and operating capabilities provide both insight and operating skills that mitigate risk.

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
Competition
The leasing of real estate is highly competitive, especially in the Manhattan office market. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, balance sheet strength and liquidity and the design and condition of our properties. We face competition from other real estate companies, including other REITs that currently invest in markets other than or in addition to Manhattan, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or with different financial attributes than we are willing to pursue.
Manhattan Office Market Overview
Manhattan is by far the largest office market in the United States, containing more rentable square feet than the next five largest central business district office markets combined. The properties in our portfolio are concentrated in some of Manhattan's most prominent midtown locations.
According to Cushman and Wakefield Research Services as of December 31, 2014, Manhattan has a total inventory of approximately 396.7 million square feet, including approximately 241.3 million square feet in midtown. Based on current construction activity, we estimate that in midtown Manhattan, approximately 2.5 million square feet of new construction will become available next year, approximately 40.6% of which is pre-leased. This increase is partially offset by approximately 1.1 million square feet of conversions. This will add approximately 0.6% to Manhattan's total inventory gross of conversions and 0.4% net of conversions.
General Terms of Leases in the midtown Manhattan Markets
Leases entered into for space in the midtown Manhattan markets typically contain terms that may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in the midtown Manhattan markets is generally seven to fifteen years. Tenants leasing space in excess of 10,000 square feet for an initial term of 10 years or longer often will negotiate an option to extend the term of the lease for one or two renewal periods, typically for a term of five years each. The base rent during the initial term often will provide for agreed-upon periodic increases over the term of the lease. Base rent for renewal terms is most often based upon the then fair market rental value of the premises as of the commencement date of the applicable renewal term (generally determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value), though base rent for a renewal period may be set at 95% of the then fair market rent. Very infrequently, leases may contain termination options whereby tenants can terminate their lease obligations upon payment of a penalty together with repayment of the unamortized portion of the landlord's transaction costs (e.g., brokerage commissions, free rent periods, tenant improvement allowances, etc.).
In addition to base rent, a tenant will generally also pay its pro rata share of increases in real estate taxes and operating expenses for the building over a base year (which is typically the year during which the term of the lease commences) based upon the tenant's proportionate occupancy of the building. In some smaller leases (generally less than 10,000 square feet), in lieu of paying additional rent based upon increases in building operating expenses, base rent will be increased each year during the lease term by a set percentage on a compounding basis (though the tenant will still pay its pro rata share of increases in real estate taxes over a base year).
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
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2014, 2013 and 2012:

	Percent Occupied as of December 31,
Property	2014	2013	2012
Manhattan properties	95.3%	94.3%	94.3%
Suburban properties	82.4%	80.4%	81.3%
Same-Store properties(1)	91.7%	90.8%	91.3%
Unconsolidated Joint Venture Properties	92.6%	89.8%	93.3%
Portfolio	92.7%	91.5%	91.8%
____________________________________________________________________
(1) Same-Store properties for 2014 represents 47 of our 50 consolidated office buildings owned by us at January 1, 2013 and still owned by us at December 31, 2014.
Rent Growth
We estimated that rents in place at December 31, 2014 for all leases expiring in future periods, excluding triple net leases, in our Manhattan and Suburban consolidated operating properties were 13.6% and 3.2%, respectively, below management's estimates of current market asking rents. Taking rents are typically lower than asking rents and may vary from building to building. We estimated that rents in place at December 31, 2014 for all leases expiring in future periods, excluding triple net leases, in our Manhattan and Suburban operating properties owned through unconsolidated joint ventures were 8.3% and 1.8%, respectively, below management's estimates of current market asking rents. At December 31, 2013, the estimated rents in place for our Manhattan and Suburban consolidated operating properties were 15.4% and 3.4%, respectively, below management's estimates of the then current market asking rents. At December 31, 2013, the estimated rents in place for our Manhattan and Suburban unconsolidated operating properties were 10.7% below and 1.1% above, respectively, management's estimates of the then current market asking rents. As of December 31, 2014, 25.4% and 52.8% of all leases in-place in our Manhattan and Suburban consolidated operating properties, respectively, were scheduled to expire during the next five years. As of December 31, 2014, 41.0% and 41.8% of all leases in-place in our Manhattan and Suburban operating properties owned through unconsolidated joint ventures, respectively, were also scheduled to expire during the next five years. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe that rents, which in the current portfolio are below market, provide a potential for long-term internal growth.
Industry Segments
The Company is a REIT that acquires, owns, repositions, manages and leases commercial office, retail and multifamily properties in the New York Metropolitan area and has two reportable segments: real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

At December 31, 2014, our real estate portfolio was primarily located in one geographical market, the New York Metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). As of December 31, 2014, one tenant in our office portfolio contributed 10.9% of our office portfolio annualized cash rent. No other tenant contributed more than 7.2% of our office portfolio annualized cash rent. Office portfolio annualized cash rent includes our consolidated annualized cash rent and our share of joint venture annualized cash rent. No property contributed in excess of 9.9% of our consolidated total revenue for 2014. Our industry segments are discussed in Note 22, "Segment Information," in the accompanying consolidated financial statements.
Employees
At December 31, 2014, we employed 1,060 employees, over 180 of who were managers and professionals, 778 of whom were hourly-paid employees involved in building operations and 102 of whom were clerical, data processing and other administrative employees. There are currently six collective bargaining agreements which cover the workforce that services substantially all of our properties.
Highlights from 2014
Our significant activities from 2014 included:
Leasing

•
Signing 227 Manhattan office leases covering approximately 2.1 million square feet. The mark-to-market on signed Manhattan office leases was 14.9% higher in 2014 than the previously fully escalated rents on the same spaces.

•
Signing 137 Suburban office leases covering approximately 0.8 million square feet. The mark-to-market on signed Suburban office leases was 1.4% higher in 2014 than the previously fully escalated rents on the same spaces.

•
Executing a long-term lease with TD Bank to become the office and retail anchor tenant at One Vanderbilt, the Company's proposed tower adjacent to Grand Central Terminal. TD Bank will occupy approximately 200,000 square feet of space in One Vanderbilt, including a flagship retail store on the northeast corner of 42nd Street and Madison Avenue.

Acquisitions

•
Closing on the acquisition of our joint venture partner's interest in 388-390 Greenwich Street at a valuation for the consolidated investment of $1.585 billion and simultaneously closing on a $1.45 billion mortgage refinancing of the property.

•	Closing on the acquisition of the fee interest at 635 Madison Avenue for $153.7 million.

•	Closing on the acquisition of a prime retail condominium at 115 Spring Street for $53.1 million, located along one of SoHo's most popular shopping corridors.

•
Together with our joint venture partners, closing on the acquisition of an approximately 140,000 square foot development site at 175-225 Third Street in Gowanus, one of Brooklyn's most exciting and diverse neighborhoods, for $74.6 million. Subsequently, the property was financed with a new $40.0 million floating rate mortgage.

•	Together with our joint venture partner, closing on the acquisition of 719 Seventh Avenue for $41.1 million and expanding the Company's retail footprint in Times Square.

•
Together with our joint venture partner, closing on the acquisition of the retail condominium at 121 Greene Street in SoHo for $27.4 million, continuing the growth of the Company's prime retail property portfolio.

•
Closing on the acquisition and subsequent joint venture of approximately 347,000 square feet of newly constructed vacant commercial condominium units on floors 2 and 22-34 at 55 West 46th Street, as well as a retail store on 46th Street and the building's parking garage and fitness center for $295.0 million. The property has been financed with a new $190.0 million floating rate mortgage.

•	Closing on the acquisition of the retail property at 102 Greene Street in SoHo for $32.3 million, continuing the growth of our prime retail property portfolio.

•
Closing on the acquisition of additional ownership interests in the approximately 647,000 square foot office condominium at 1745 Broadway, which is leased entirely to Random House, increasing the our ownership to 56.88%.

Dispositions

•	Closing on the sale of the leased fee interest in 2 Herald Square for a gross sales price of $365.0 million and recognizing a gain on sale of $18.8 million.

•	Closing on the sale of our leasehold interest in 673 First Avenue for $145.0 million and recognizing a gain on sale of $117.6 million.

•	Closing on the sale of the development properties at 985-987 Third Avenue for $68.7 million and recognizing a gain on sale of $29.8 million.

•	Closing on the sale of our joint venture interest in 21-25 West 34th Street for an implied gross valuation of $114.9 million and recognizing a gain on sale of $20.9 million.

•	Closing on the sale of our joint venture interest in a portfolio of office properties primarily in Southern California for $756.0 million and recognizing a gain on sale of $85.6 million.

•
Closing on the sale of our joint venture interest in 747 Madison Avenue for a gross sales price of $160.0 million and recognizing a promote of $10.3 million and a deferred gain on sale of $13.1 million.

•
Together with our joint venture partner, closing on the sale of the mixed-use college dormitory/retail asset at 180 Broadway for a gross sales price of $222.5 million and recognizing a promote of $3.3 million and a gain on sale of $16.5 million.

•	Together with our joint venture partner, entering into an agreement to sell 180 Maiden Lane for a gross sales price of $470.0 million, which closed in January 2015.
Debt and Preferred Equity Investments

•
Originating and retaining, or acquiring, $680.1 million in debt and preferred equity investments, inclusive of accretion of reserves, discounts and pay-in-kind interest, and recording $576.1 million of proceeds from sales, repayments and participations.

•
Investing $50.0 million in the construction of a 1,174 unit residential rental project at 605 West 42nd Street. The investment consists of mezzanine loan interests and a fixed-price option for the Company to acquire up to a 20% equity stake in the property.

Offering/Financings

•
Expanding the term loan portion of the our $2.0 billion unsecured corporate credit facility by $433.0 million to $833.0 million while reducing the borrowing cost of the facility by 25 basis points and extending the maturity date to June 2019.

•
Entering into an agreement to modify and extend the $1.2 billion revolving line of credit portion of our $2.0 billion unsecured corporate credit facility, which extended the maturity date to March 2020, and reduced the cost by 25 basis points, which closed in January 2015.

•
Obtaining an upgrade in credit rating to investment grade from Fitch Ratings. This rating coupled with our investment grade rating from Standard & Poor's will allow for future unsecured bond issuances by us to be included in the Barclays U.S Corporate Index.

•
Closing on a $300.0 million leasehold mortgage refinancing of 420 Lexington Avenue at a significantly reduced interest rate. The new 10-year, fixed rate loan replaces the previous $181.0 million mortgage.

•	Repaying the $146.3 million mortgage on 125 Park Avenue at maturity and prepaying the $114.9 million mortgage on 625 Madison Avenue.

•	Together with our joint venture partner, closing on a $360.0 million mortgage refinancing of 100 Park Avenue. The new seven-year, floating rate loan replaces the previous $209.4 million mortgage.

•	Together with our joint venture partner, closing on a $275.0 million refinancing of 724 Fifth Avenue. The new three-year, floating rate loan replaces the previous $120.0 million loan.

•	Together with our joint venture partner, closing on a $97.0 million floating rate leasehold mortgage at 650 Fifth Avenue.

ITEM 1A.    RISK FACTORS
Declines in the demand for office space in New York City, and in particular midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut, New Jersey and Long Island, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends and distributions to security holders.
The majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include a number of retail properties and multifamily residential properties. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service current debt and to pay dividends and distributions to security holders. Similarly, future weakness and uncertainty in our suburban markets could adversely affect our cash flow and our ability to service current debt and to pay dividends and distributions to security holders.
We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2014, approximately 6.3 million and approximately 1.8 million square feet, representing approximately 29.6% and approximately 41.2% of the rentable square feet, are scheduled to expire by December 31, 2019 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2014, these leases had annualized escalated rent totaling $344.9 million and $104.2 million, respectively. We also have leases with termination options beyond 2019. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.
We face significant competition for tenants.
The leasing of real estate is highly competitive. The principal means of competition are rent, location, services provided and the nature and condition of the facility to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located.
Our commercial office properties are concentrated in highly developed areas of midtown Manhattan and certain Suburban central business districts, or CBDs. Manhattan is the largest office market in the United States. The number of competitive office properties in Manhattan and CBDs in which our Suburban properties are located, which may be newer or better located than our properties, could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.
The expiration of long term leases or operating sublease interests where we do not own a fee interest in the land could adversely affect our results of operations.
Our interests in 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 1185 Avenue of the Americas and 1080 Amsterdam Avenue, all in Manhattan, and 1055 Washington Avenue, Stamford, Connecticut, are comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land.
We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. The average remaining term of these long-term leases as of December 31, 2014, including our unilateral extension rights on each of the properties, is 46 years. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of the commercial office properties held through long-term leases or operating sublease interests at December 31, 2014 totaled $253.3 million, or 21.1%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to their expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations.
Adverse economic and geopolitical conditions in general and the commercial office markets in the New York Metropolitan area in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and to pay dividends and distributions to security holders.
Our business may be affected by volatility in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Future periods of economic weakness could result in reduced access to credit and/or wider credit spreads. Economic uncertainty, including concern about the growth prospects and the stability of the markets generally, may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the New York Metropolitan area, particularly in New York, New Jersey and Connecticut. Because our portfolio consists primarily of commercial office buildings, located principally in midtown Manhattan, as compared to a more diversified real estate portfolio, if economic conditions deteriorate, then our results of operations, financial condition and ability to service current debt and to pay dividends to our stockholders may be adversely affected. Specifically, our business may be affected by the following conditions:

•	significant job losses in the financial and professional services industries which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
our ability to borrow on terms and conditions that we find acceptable may be limited, including as a result of increased credit risk premiums for certain market participants, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense; and

•
reduced values of our properties, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans.

We rely on six large properties for a significant portion of our revenue.
Six of our properties, 420 Lexington Avenue, 485 Lexington Avenue, One Madison Avenue, 1185 Avenue of the Americas, 1515 Broadway and 388-390 Greenwich Street, accounted for 42.2% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent as of December 31, 2014. Our revenue and cash available to service debt obligations and for distribution to our stockholders would be materially adversely affected if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt obligations and for distribution to our stockholders would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or file for bankruptcy or become insolvent.
Our results of operations rely on major tenants and insolvency or bankruptcy of these or other tenants could adversely affect our results of operations.
Giving effect to leases in effect as of December 31, 2014 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 27.4% of our share of Portfolio annualized cash rent, with three tenants, Citigroup, Inc., Viacom International Inc., and Credit Suisse Securities (USA) LLC accounting for 10.9%, 7.2%, and 5.6% of our share of Portfolio annualized cash rent, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if current conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.
We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in direct proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. In such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt and to pay dividends and distribution to our security holders.
We face risks associated with property acquisitions.
We may acquire interests in properties, individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

•	we may be unable to meet required closing conditions;

•	we may be unable to finance acquisitions and developments of properties on favorable terms or at all;

•	we may be unable to lease our acquired properties on the same terms or to the same level of occupancy as our existing properties;

•	acquired properties may fail to perform as we expected;

•	we may expend funds on, and devote management time to, acquisition opportunities which we do not complete, which may include non-refundable deposits;

•	our estimates of the costs we incur in renovating, improving, developing or redeveloping acquired properties may be inaccurate;

•	we may not be able to obtain adequate insurance coverage for acquired properties;

•
acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures and may increase the risks associated with concentration of clients and geographies; and

•
we may be unable to quickly and efficiently integrate new acquisitions and developments, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

We may acquire properties subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

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

•	an increase in the purchase price for such acquisition property.
If we are unable to successfully acquire additional properties, our ability to grow our business could be adversely affected. In addition, increases in the cost of acquisition opportunities could adversely affect our results of operations.
We are seeking approval to construct a large, ground-up development project at One Vanderbilt Avenue.
We are currently seeking approval to commence a large development project at One Vanderbilt Avenue on parcels owned by the Company. If we are unable to obtain approval for our proposed project, we may not realize the benefit of the significant costs and expenses incurred to date in the approvals process, and we would need to modify our plans for the assemblage. If the project is approved, the development will not be completed for several years. This extended time frame could cause the project to be subject to shifts in market, leasing or geographic trends that are not consistent with our current business plans for this property.
We are subject to risks that affect the retail environment.
Approximately 3.8% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan. As a result, we are subject to risks that affect the retail environment generally, including the level of consumer spending, consumer confidence and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
The occurrence of a terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.
Our operations are primarily concentrated in midtown Manhattan. In the aftermath of a terrorist attack or other acts of terrorism or war, tenants in the New York Metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. In addition, economic activity could decline as a result of terrorist attacks or other acts of terrorism or war, or the perceived threat of such acts. Each of these impacts could in turn could trigger a decrease in the demand for space in the New York Metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Furthermore, we may also experience increased costs in relation to security equipment and personnel. As a result, the value of our properties and our results of operations could materially decline.
Potential losses may not be covered by insurance.
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. As of December 31, 2014, the first property portfolio maintained a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2015. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $380 million per occurrence, including terrorism, for our residential properties and expires January 31, 2016. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2015 and January 31, 2016. Additional coverage may be purchased on a stand-alone basis for certain assets. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.
Our wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, acts as a captive insurance company and as one of the elements of our overall insurance program. Belmont was formed in an effort to, among other reasons, stabilize to some extent the impact on us of fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, Flood, and D&O coverage. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay a claim under our insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Belmont is not reinsured by a third-party. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.
The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. TRIPRA was not renewed by Congress and expired on December 31, 2014. However, on January 12, 2015, TRIPRA was reauthorized until December 31, 2020 (Terrorism Insurance Program Reauthorization and Extension Act of 2015). The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20 million per annum, commencing December 31, 2015. There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to, for example, terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders require greater coverage that we are unable to obtain at commercially reasonable rates, we may incur substantially higher insurance premiums or our ability to finance our properties and expand our portfolio may be adversely impacted.
Furthermore, with respect to certain of our properties, including properties held by joint ventures, or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties requiring them to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss. Additionally, we may have less protection than with respect to the properties where we obtain coverage directly.
We face possible risks associated with the natural disasters and the physical effects of climate change.
We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include storms, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.
Some of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our cash flow and results of operations as well as our ability to make dividends or distributions to our security holders.
SL Green depends on dividends and distributions from its direct and indirect subsidiaries.
Substantially all of our assets are held through our Operating Partnership that holds substantially all of its properties and assets through subsidiaries. Our Operating Partnership’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of SL Green's cash flow is dependent on cash distributions to it by our Operating Partnership. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.
Therefore, our Operating Partnership’s ability to make distributions to holders of its partnership units depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to our Operating Partnership. Likewise, SL Green's ability to pay dividends to holders of common stock and preferred stock depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to SL Green.
Furthermore, the holders of preferred partnership units of our Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of common units of our Operating Partnership, including SL Green. Thus, SL Green’s ability to pay cash dividends to its shareholders and satisfy its debt obligations depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred partnership units and then to holders of its common units, including SL Green.
In addition, SL Green’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors and preferred security holders, are satisfied.
Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.
Scheduled debt payments could adversely affect our results of operations.
Cash flow could be insufficient to pay dividends and meet the payments of principal and interest required under our current mortgages and other indebtedness, including our 2012 credit facility, senior unsecured notes, debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $8.5 billion as of December 31, 2014, consisting of $1.3 billion under our 2012 credit facility, which is inclusive of our $833.0 million term loan, $1.3 billion under our senior unsecured notes, $100.0 million of junior subordinated deferrable interest debentures and $5.8 billion of non-recourse mortgages and loans payable on 18 of our properties and certain debt and preferred equity investments, and recourse loans on one of our investments. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under our 2012 credit facility. Our 2012 credit facility in aggregate currently matures in March 2018, which includes two six-month extension options on the $1.2 billion revolving credit facility component of the facility. In December 2014, we received lender commitments sufficient to modify and extend the revolving credit facility from March 2018 to March 2020 and to reduce the margin by 25 basis points. This modification took effect in the first quarter of 2015. As of December 31, 2014, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $3.8 billion, of which our proportionate share was $1.6 billion. As of December 31, 2014, the total principal amount of recourse indebtedness outstanding at one of our unconsolidated joint venture properties was $18.4 million.
If we are unable to make payments under our 2012 credit facility, all amounts due and owing at such time shall accrue interest at a rate equal to 2% higher than the rate at which each draw was made. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2012 credit facility or our senior unsecured notes could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. In 2015, $100.0 million under the master repurchase agreement facility, $120.0 million of mortgage debt on our consolidated properties and $44.7 million of mortgage debt representing the portion of unconsolidated joint venture properties attributable to us matures. At the present time we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, among other things. In addition, our 2012 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2012 credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations (including reducing our flexibility and our ability to incur additional debt), our ability to pay debt obligations and our ability to pay dividends and distributions to security holders.
Rising interest rates could adversely affect our cash flow.
Advances under our 2012 credit facility and certain property-level mortgage debt bear interest at a variable rate. Our consolidated variable rate borrowings totaled $2.3 billion at December 31, 2014. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2012 credit facility, which consisted of a $1.2 billion revolving credit facility and $833.0 million term loan. Borrowings under our revolving credit facility and term loan bore interest at the 30-day LIBOR, plus spreads of 145 basis points and 140 basis points, respectively, at December 31, 2014. As of December 31, 2014, borrowings under our 2012 credit facility and junior subordinated deferrable interest debentures totaled $1.3 billion and $100.0 million, respectively, and bore weighted average interest at 1.65% and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2014, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments would increase our annual interest costs by $15.2 million and would increase our share of joint venture annual interest costs by $8.1 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk and counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes and when existing interest rate hedges terminate, we may incur increased costs in putting in place further interest rate hedges. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Increases in our level of indebtedness could adversely affect our stock price.
Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2014, assuming the conversion of all outstanding units of the Operating Partnership into shares of SL Green's common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of $1.6 billion, was 44.8%. Our market capitalization is variable and does not necessarily reflect the fair market value of our assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our debt to market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease.
A downgrade in our credit ratings could materially adversely affect our business and financial condition.
Our credit rating and the credit ratings assigned to our debt securities and our preferred stock could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. Moreover, these credit ratings are not recommendations to buy, sell or hold our common stock or any other securities. If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.
We held first mortgages, mezzanine loans, junior participations and preferred equity interests in 36 investments with an aggregate net book value of $1.4 billion at December 31, 2014. Some of these instruments may be recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. As of December 31, 2014, we had no recorded reserves for possible credit losses. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends and distributions to security holders.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2014, our unconsolidated joint ventures owned 22 properties and we had an aggregate cost basis in these joint ventures totaling $1.2 billion. As of December 31, 2014, our share of unconsolidated joint venture debt, which is non-recourse to us, totaled $1.6 billion. As of December 31, 2014, our share of unconsolidated joint venture debt, which is recourse to us, totaled $18.4 million.
Certain of our joint venture agreements contain terms in favor of our partners that could have an adverse effect on the value of our investments in the joint ventures.
Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are more favorable to our partner in the joint venture than to us. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits. We may also enter into similar arrangements in the future. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which could have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations.
We may incur costs to comply with environmental and health and safety laws.
We are subject to various federal, state and local environmental and health and safety laws which change from time to time. These laws regulate, among other things, air and water quality, our use, storage, disposal and management of hazardous substances and wastes and can impose liability on current and former property owners or operators for the clean-up of certain hazardous substances released on a property and any associated damage to natural resources without regard to whether the release was in compliance with law or whether it was caused by, or known to, the property owner or operator. The presence of hazardous substances on our properties may adversely affect occupancy and our ability to develop or sell or borrow against those properties. In addition to potential liability for clean-up costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Various laws also impose liability for the clean-up of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to whether the materials were transported, treated and disposed in accordance with law. Being held responsible for such a clean-up could result in significant cost to us and have a material adverse effect on our financial condition and results of operations.

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
Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance with laws and regulations to which we are subject. If one or more of our properties is not in compliance with the material provisions of the ADA or other legislation, then we may be required to incur additional costs to bring the property into compliance with the ADA or state or local laws. We cannot predict the ultimate amount of the cost of compliance with ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations and to pay dividends and distributions to security holders could be adversely affected.
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
A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of our stock. However, provisions contained in SL Green's charter and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:

•	staggered board of directors;

•	ownership limitations; and

•	the board of directors' ability to issue additional common stock and preferred stock without stockholder approval.
SL Green's board of directors is staggered into three separate classes.
SL Green's board of directors is divided into three classes, with directors in each such class serving staggered three year terms. The terms of the class I, class II and class III directors expire in 2016, 2017 and 2015, respectively. Our staggered board may deter a change in control because of the increased time period necessary for a third-party to acquire control of the board.
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
Debt may not be assumable.
We had $8.5 billion in consolidated debt as of December 31, 2014. Certain of this debt in not assumable by a potential purchaser and may be subject to significant prepayment penalties. These limitations could deter a change in control of our company.
Maryland takeover statutes may prevent a change of control of our company, which could depress our stock price.

Under the Maryland General Corporation Law, or the MGCL, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, stock exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

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
We have opted out of these provisions of the MGCL, with respect to business combinations and control share acquisitions, by resolution of SL Green's board of directors and a provision in SL Green's bylaws, respectively. However, in the future, SL Green's board of directors may reverse its decision by resolution and elect to opt in to the MGCL's business combination provisions, or amend SL Green's bylaws and elect to opt in to the MGCL's control share provisions.
Additionally, the MGCL permits SL Green's board of directors, without stockholder approval and regardless of what is provided in SL Green's charter or bylaws, to implement takeover defenses, some of which have not been implemented by SL Green's board of directors. Such takeover defenses, if implemented, may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide our stockholders with an opportunity to realize a premium over the then-current market price.
Future issuances of common stock, preferred stock and convertible debt could dilute existing stockholders' interests.
SL Green's charter authorizes its board of directors to issue additional shares of common stock, preferred stock and convertible equity or debt without stockholder approval and without the requirement to offer rights of pre-emption to existing stockholders. Any such issuance could dilute our existing stockholders' interests. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change of control of our company.
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
Between January 1, 2014 and December 31, 2014, the closing sale price of SL Green's common stock on the New York Stock Exchange, or the NYSE, ranged from $90.96 to $123.10 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Additionally, the amount of our leverage may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.
Market interest rates may have an effect on the value of SL Green's common stock.
If market interest rates go up, prospective purchasers of shares of SL Green's common stock may expect a higher distribution rate on SL Green's common stock. However, higher market interest rates would not likely result in more funds for us to distribute and could increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of SL Green's common stock to decrease.
Limitations on our ability to sell or reduce the indebtedness on specific mortgaged properties could adversely affect the value of SL Green's common stock.
In connection with past and future acquisitions of interests in properties, we have or may agree to restrictions on our ability to sell or refinance the acquired properties for certain periods. These limitations could result in us holding properties which we would otherwise sell, or prevent us from paying down or refinancing existing indebtedness, any of which may have adverse consequences on our business and result in a material adverse effect on our financial condition and results of operations.
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
In addition, Mr. Green's tax basis includes his share of debt, including mortgage indebtedness, owed by the Operating Partnership. If the Operating Partnership were to retire such debt, then he would experience a decrease in his share of liabilities, which, for tax purposes, would be treated as a distribution of cash to him. To the extent the deemed distribution of cash exceeded his tax basis, he would recognize gain. As a result, Mr. Green has a conflict of interest if the refinancing of indebtedness is in our best interest but not his.
Members of management may have a conflict of interest over whether to enforce terms of agreements with entities which Mr. Green, directly or indirectly, has an affiliation.
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. Our company and our tenants accounted for 14.6% of Alliance's 2014 estimated total revenue. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.

Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and noncompetition agreements.
Stephen L. Green, Marc Holliday, Andrew Mathias, Andrew Levine and Matthew DiLiberto entered into employment and noncompetition agreements with us pursuant to which they have agreed not to actively engage in (i) the acquisition, development, management, leasing or financing of office real estate in the New York City Metropolitan area (in the case of Stephen Green) and (ii) the acquisition, development, management, leasing or financing of any office real estate throughout the United States and any multifamily residential or retail real estate located in Manhattan. For the most part, these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements, despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green also has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.
SL Green's failure to qualify as a REIT would be costly and would have a significant effect on the value of our securities.
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
If SL Green fails to qualify as a REIT, this would substantially reduce the funds available for distribution to our stockholders because we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates and we could be subject to the federal alternative minimum tax and possibly increased state and local taxes.
Also, unless the IRS grants us relief under specific statutory provisions, SL Green would remain disqualified as a REIT for four years following the year in which SL Green first failed to qualify. If SL Green failed to qualify as a REIT, SL Green would have to pay significant income taxes and would therefore have less money available for investments, to service debt obligations or to pay dividends and distributions to security holders. This would likely have a significant adverse effect on the value of our securities. In addition, the REIT tax laws would no longer obligate us to make any distributions to stockholders. As a result of all these factors, if SL Green fails to qualify as a REIT, this could impair our ability to expand our business and raise capital.
We may in the future pay taxable dividends on SL Green's common stock in common stock and cash.
We obtained a favorable ruling from the IRS pursuant to which we may pay taxable dividends partly in cash and partly in shares of our common stock with respect to our 2014, 2015, and 2016 taxable years, so long as we follow the procedures set forth in the ruling. We paid all of our 2014 dividends entirely in the form of cash. However, we may pay a portion of our 2015 or 2016 dividends on our common stock with a combination of cash and shares of our common stock. If we pay such a dividend, taxable stockholders would be required to include the entire amount of the dividend, including the portion paid with shares of common stock, as ordinary income to the extent of our current and accumulated earnings and profits, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of SL Green's common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of SL Green's common stock. SL Green's board of directors will continue to evaluate our dividend policy on a quarterly basis as it monitors the capital markets and the impact of the economy on our operations. The decision to authorize and pay dividends on SL Green's common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of SL Green's board of directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

We are dependent on external sources of capital.
We need a substantial amount of capital to operate and grow our business, which need is exacerbated by the distribution requirements imposed on us for SL Green to qualify as a REIT, and it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we anticipate raising money in the public equity and debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time conditions may exist which effectively prevent us, or REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of our stockholders' interests, and additional debt financing may substantially increase our leverage.
Loss of our key personnel could harm our operations and our stock price.
We are dependent on the efforts of Marc Holliday, our chief executive officer, and Andrew Mathias, our president. These officers have employment agreements which expire in January 2016 and December 2016, respectively. A loss of the services of either of these individuals could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our stock price.
Our business and operations would suffer in the event of system failures or cyber security attacks.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to a number of risks including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber attacks and intrusions, such as computer viruses, malware, attachments to e-mails, intrusion and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. The risk of a security breach or disruption, particularly through cyber attacks and intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased. Our systems are critical to the operation of our business and any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary and/or commercially sensitive in nature) and a loss of confidence in our security measures, which could harm our business.
Our property taxes could increase due to reassessment or property tax rate changes.
We are required to pay real property taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
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
Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our continued efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our directors, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business.

Forward-looking statements may prove inaccurate.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information," for additional disclosure regarding forward-looking statements.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2014, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2014, we owned or held interests in 23 consolidated and seven unconsolidated commercial office buildings encompassing approximately 18.4 million rentable square feet and approximately 3.5 million rentable square feet, respectively, for a total of approximately 21.9 million rentable square feet, located primarily in midtown Manhattan. Certain of these buildings include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2014, our portfolio also included ownership interests in 27 consolidated and four unconsolidated commercial office buildings encompassing approximately 4.4 million rentable square feet and approximately 1.2 million rentable square feet, respectively, located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. We refer to these buildings as our Suburban properties.
As of December 31, 2014, we also owned investments in 17 prime retail properties encompassing approximately 735,400 square feet, 17 buildings in some stage of development or redevelopment encompassing approximately 4,077,300 square feet, four residential buildings encompassing 892 units (approximately 802,200 square feet) and two land interests under improvement encompassing approximately 783,500 square feet. In addition, we manage one office building owned by a third party encompassing approximately 336,201 square feet and held debt and preferred equity investments with a book value of $1.4 billion.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties and land interest in the portfolio as of December 31, 2014:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	4%	98.7%	$38,229,624	3%	18	$35.42
110 East 42nd Street	1921	Grand Central	215,400	1	98.8%	10,364,856	1	22	$51.15
120 West 45th Street	1998	Midtown	440,000	2	95.6%	24,519,168	2	40	$57.52
125 Park Avenue	1923/2006	Grand Central	604,245	2	80.4%	29,298,864	2	22	$58.83
220 East 42nd Street	1929	Grand Central	1,135,000	4	92.2%	48,059,376	4	32	$45.27
304 Park Avenue South	1930	Midtown South	215,000	1	91.9%	11,976,660	1	13	$62.03
420 Lexington Ave (Graybar)(5)	1927/1999	Grand Central North	1,188,000	4	96.5%	70,997,604	6	215	$50.78
461 Fifth Avenue(5)	1988	Midtown	200,000	1	96.5%	16,606,080	1	12	$82.60
485 Lexington Avenue	1956/2006	Grand Central North	921,000	3	100.0%	56,904,228	5	24	$61.58
555 West 57th Street	1971	Midtown West	941,000	3	99.9%	37,381,476	3	10	$36.82
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	81.3%	14,085,768	1	13	$114.46
625 Madison Avenue(5)	1956/2002	Plaza District	563,000	2	92.1%	47,157,372	4	21	$88.43
641 Sixth Avenue	1902	Midtown South	163,000	1	92.1%	8,521,524	1	7	$56.20
711 Third Avenue—50.00%(5)(6)	1955	Grand Central North	524,000	2	80.6%	24,748,644	2	17	$54.94
750 Third Avenue	1958/2006	Grand Central North	780,000	3	96.7%	43,606,644	4	30	$56.21
810 Seventh Avenue	1970	Times Square	692,000	2	81.0%	36,652,068	3	41	$62.07
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	5	90.3%	84,800,004	4	11	$64.24
1185 Avenue of the Americas(5)	1969	Rockefeller Center	1,062,000	4	99.9%	87,476,904	7	19	$81.13
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	96.9%	39,094,293	3	36	$69.07
1515 Broadway	1972	Times Square	1,750,000	6	99.6%	111,268,968	9	12	$64.94
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4	100.0%	68,520,156	6	2	$57.89
Subtotal / Weighted Average			15,794,045	57%	94.8%	$910,270,281	72%	617

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
"Non Same Store"
388-390 Greenwich Street(7)	1986/1990	Downtown	2,635,000	10	100.0%	$111,016,908	9	1	$42.13
Subtotal / Weighted Average			2,635,000	10%	100.0%	$111,016,908	9%	1
Total / Weighted Average Manhattan Consolidated Office Properties			18,429,045	67%	95.5%	$1,021,287,189	81%	618
UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
3 Columbus Circle—48.90%	1927/2010	Columbus Circle	530,981	2%	79.5%	$34,575,816	1%	24	$81.89
100 Park Avenue—49.90%	1950/1980	Grand Central South	834,000	3	96.0%	57,406,716	2	39	$66.70
315 West 36th Street—35.50%	1926	Times Square South	147,619	1	99.2%	5,129,700	1	6	$35.03
521 Fifth Avenue—50.50%	1929/2000	Grand Central	460,000	2	99.3%	27,807,180	1	45	$57.92
600 Lexington Avenue—55.00%	1983/2009	East side	303,515	1	89.2%	20,617,776	1	35	$77.91
800 Third Avenue—42.95%	1972/2006	Grand Central North	526,000	2	94.8%	30,160,800	1	39	$57.24
1745 Broadway—56.88%	2003	Midtown	674,000	2	100.0%	40,227,156	2	1	$62.41
Total / Weighted Average Unconsolidated Office Properties			3,476,115	13%	94.0%	$215,925,144	9%	189
Manhattan Office Grand Total / Weighted Average			21,905,160	80%	95.3%	$1,237,212,333		807
Manhattan Office Grand Total—SLG share of Annualized Rent						$1,088,380,812	90%
Manhattan Office Same Store Occupancy %—Combined			19,270,160	88%	94.7%

Suburban Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store" Westchester, NY
1100 King Street	1983-1986	Rye Brook, Westchester	540,000	3%	60.2%	$8,694,168	1%	27	$26.15
520 White Plains Road	1979	Tarrytown, Westchester	180,000	1	76.2%	3,550,248	0	11	$27.38
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1	75.1%	2,753,964	0	10	$23.09
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	1	72.9%	4,372,248	0	10	$24.53
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	1	80.2%	4,645,920	1	8	$24.51
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	1	97.8%	4,987,236	1	7	$25.29
140 Grand Street	1991	White Plains, Westchester	130,100	0	100.0%	4,123,920	0	15	$34.81
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	1	92.3%	12,840,336	1	19	$36.02
Westchester, NY Subtotal/Weighted Average			2,135,100	9%	78.8%	$45,968,040	4%	107
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford, Connecticut	862,800	2%	83.2%	$19,604,244	2%	117	$32.85
680 Washington Boulevard—51.00%	1989	Stamford, Connecticut	133,000	0	80.9%	4,646,412	0	9	$43.71
750 Washington Boulevard—51.00%	1989	Stamford, Connecticut	192,000	1	97.8%	7,721,700	0	11	$41.09
1055 Washington Boulevard(5)	1987	Stamford, Connecticut	182,000	1	89.2%	6,279,972	1	23	$37.01
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1	77.1%	3,601,092	0	23	$34.54
500 West Putnam Avenue	1973	Greenwich, Connecticut	121,500	0	53.8%	2,978,136	0	10	$45.29
Connecticut Subtotal/Weighted Average			1,634,700	5%	83.6%	$44,831,556	3%	193
"Same Store" New Jersey
125 Chubb Way	2008	Lyndhurst, New Jersey	278,000	1%	62.4%	$3,851,880	0%	5	$23.37
New Jersey Subtotal/Weighted Average			278,000	1%	62.4%	$3,851,880	0%	5
"Non Same Store" Brooklyn, NY
16 Court Street	1927-1928	Brooklyn, New York	317,600	1%	94.7%	$11,572,848	1%	67	$39.98
Brooklyn, NY Subtotal/Weighted Average			317,600	1%	94.7%	$11,572,848	1%	67
Total / Weighted Average Consolidated Office Properties			4,365,400	16%	80.7%	$106,224,324	8%	372
UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
The Meadows—50.00%	1981	Rutherford, New Jersey	582,100	2%	91.4%	$13,645,932	1%	56	$29.00
Jericho Plaza—20.26%	1980	Jericho, New York	640,000	2	86.0%	19,101,132	0	36	$36.27
Total / Weighted Average Unconsolidated Office Properties			1,222,100	4%	88.6%	$32,747,064	1%	92
Suburban Grand Total / Weighted Average			5,587,500	20%	82.4%	$138,971,388		464
Suburban Office Grand Total—SLG share of Annualized Rent						$110,856,804	9%
Suburban Office Same Store Occupancy %—Combined			5,269,900	94%	81.7%
Portfolio Office Grand Total			27,492,660	100%		$1,376,183,721		1,271
Portfolio Office Grand Total—SLG Share of Annualized Rent						$1,199,237,616	100%

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
PRIME RETAIL
"Same Store" Prime Retail
11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	2%	100.0%	$2,450,412	1%	1	$219.77
19-21 East 65th Street—80.00%	1928-1940	Plaza District	23,610	3	66.0%	1,214,687	2	19	$204.63
21 East 66th Street—32.28%	1921	Plaza District	13,069	2	100.0%	3,204,888	2	1	$245.23
131-137 Spring Street	1891	Soho	68,342	9	92.0%	4,548,411	8	11	$72.37
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	16	89.4%	36,132,888	7	7	$337.90
724 Fifth Avenue—50.00%	1921	Plaza District	65,010	9	74.8%	21,149,304	19	7	$435.14
752 Madison Avenue—80.00%	1996/2012	Plaza District	21,124	3	100.0%	3,949,404	6	1	$186.96
762 Madison Avenue—80.00%	1910	Plaza District	6,109	1	100.0%	1,709,127	3	5	$279.77
Williamsburg Terrace	2010	Brooklyn, New York	52,000	7	100.0%	1,560,492	3	3	$30.01
Subtotal/Weighted Average			385,964	52%	89.0%	$75,919,613	51%	55
"Non Same Store" Prime Retail
102 Greene Street	1910	SoHo	9,200	1%	100.0%	$633,132	1%	3	$68.82
115 Spring Street	1900	SoHo	5,218	1	100.0%	935,748	2	1	$179.33
121 Greene Street—50.00%	1887	SoHo	7,131	1	100.0%	1,327,320	1	2	$186.13
315 West 33rd Street— The Olivia	2000	Penn Station	270,132	37	100.0%	15,199,764	27	10	$56.27
1552-1560 Broadway—50.00%	1926/2014	Time Square	57,718	8	67.5%	19,363,968	18	2	$496.93
Subtotal/Weighted Average			349,399	48%	94.6%	$37,459,932	49%	18
Total / Weighted Average Prime Retail Properties			735,363	100%	91.7%	$113,379,545	100%	73
DEVELOPMENT/REDEVELOPMENT
150 Grand Street	1962/2001	White Plains, New York	85,000	2%	43.8%	$962,544	2%	20	$25.83
7 Renaissance Square—50.00%	2008	White Plains, New York	65,641	2	67.7%	1,451,376	1	8	$32.65
33 Beekman Street—45.90%	2008	Downtown	—	—	—%	—	—	—	$—
180 Maiden Lane—49.90%	1984	Financial East	1,090,000	27	22.9%	12,495,012	10	4	$49.98
280 Park Avenue—49.50%	1961	Park Avenue	1,219,158	30	55.4%	67,136,640	52	28	$99.47
51 East 42 street	1913	Grand Central	142,000	3	10.1%	1,146,816	2	1	$79.90
317 Madison Avenue	1922	Grand Central	450,000	11	18.6%	7,093,848	11	7	$84.53
331 Madison Avenue	1923	Grand Central	114,900	3	19.6%	2,841,372	4	7	$125.99
635 Sixth Avenue	1902	Midtown South	104,000	2	72.5%	5,441,412	8	1	$72.12
10 East 53rd Street— 55.00%	1972/2014	Plaza District	354,300	9	30.1%	6,344,820	5	13	$59.44
Fifth Avenue Retail Assemblage	1920	Plaza District	66,962	2	63.7%	1,224,600	2	1	$28.72
650 Fifth Avenue— 50.00%	1977-1978	Plaza District	32,324	0	10.5%	1,337,316	1	2	$394.26
719 Seventh Avenue—75.00%	1927	Time Square	6,000	0	100.0%	1,397,256	2	2	$232.88
175-225 Third Avenue—95.00%	1972/1998	Brooklyn, New York	—	—	—%	—	—	—	$—
55 West 46th Street—25.00%	2009	Midtown	347,000	9	—%	—	—	—	$—
Total / Weighted Average Development/Redevelopment Properties			4,077,285	100%	33.4%	$108,873,012	100%	94

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
LAND
635 Madison Avenue		Plaza District	176,530	23%	100.0%	$3,677,574	18%		$20.83
885 Third Avenue		Midtown/Plaza District	607,000	77	100.0%	16,652,406	82%		$27.43
Total / Weighted Average Land			783,530	100%	100.0%	$20,329,980	100%

		Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
400 East 57th Street—80.00%	Upper East Side	290,482	261	94.3%	$10,935,990	$3,128
400 East 58th Street—80.00%	Upper East Side	140,000	125	96.8%	4,968,417	$3,089
1080 Amsterdam—87.50%	Upper West Side	82,250	96	97.9%	4,320,780	$3,607
248-252 Bedford Avenue—90.00%	Brooklyn, New York	66,611	77	89.6%	3,360,631	$4,059
315 West 33rd Street	Penn Station	222,855	333	95.8%	14,324,721	$3,754
Total / Weighted Average Residential Properties		802,198	892	95.2%	$37,910,539
____________________________________________________________________

(1)	Excludes leases signed but not yet commenced as of December 31, 2014.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2014 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2014 for the 12 months ending December 31, 2015 will reduce cash rent by $98.2 million for our consolidated properties and $17.5 million for our unconsolidated properties.

(3)	Includes our share of unconsolidated joint venture annualized cash rent.

(4)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(5)	We hold a leasehold interest in this property.

(6)	We hold a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

(7)	The rent per square foot is presented on a triple-net basis.
Historical Occupancy
Historically we have achieved consistently higher occupancy rates in our Manhattan portfolio as compared to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2014	95.3%	89.4%	91.6%
December 31, 2013	94.3%	88.3%	89.1%
December 31, 2012	94.3%	89.1%	90.0%
December 31, 2011	92.5%	89.7%	91.3%
December 31, 2010	92.9%	88.6%	90.9%
____________________________________________________________________

(1)	Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties as of that date.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Historically we have achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Percent of Westchester Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2014	78.8%	76.6%	83.6%	75.7%
December 31, 2013	78.1%	79.4%	80.5%	74.7%
December 31, 2012	79.2%	78.5%	80.7%	73.7%
December 31, 2011	80.6%	80.1%	80.3%	73.8%
December 31, 2010	80.0%	80.3%	84.3%	77.6%
____________________________________________________________________

(1)	Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties as of that date.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2019, the average annual rollover at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 0.9 million square feet and approximately 0.3 million square feet, respectively, representing an average annual expiration rate of approximately 5.1% and approximately 8.2%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2014 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2015(4)	81	582,568	3.2%	$33,867,372	$58.13
2016	77	876,017	4.8	55,245,734	$63.06
2017	87	1,536,033	8.5	87,928,958	$57.24
2018	65	673,863	3.7	50,333,628	$74.69
2019	66	972,016	5.4	61,806,989	$63.59
2020	49	2,398,379	13.2	141,850,140	$59.14
2021	45	1,733,869	9.6	99,386,343	$57.32
2022	36	867,102	4.8	52,263,411	$60.27
2023	30	635,376	3.5	33,887,852	$53.34
2024 & thereafter	89	5,210,537	28.8	293,699,854	$56.37
Sub-Total/weighted average	625	15,485,760	85.5%	$910,270,281	$58.78
	1(5)	2,634,670	14.5	111,016,908	$42.14
Total/weighted average	626	18,120,430	100.0%	$1,021,287,189	$56.36
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2014 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2014 for the 12 months ending December 31, 2015 will reduce cash rent by $95.0 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 44,391 square feet and annualized cash rent of $3.0 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2014.

(5)	Represents Citigroup's net lease at 388-390 Greenwich Street, which expires in 2035. The net rent as of December 31, 2014 is approximately $42.13 per square foot with annual CPI escalation.

Manhattan Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2015	29	300,702	9.0%	$15,993,528	$53.19
2016	20	168,492	5.0	9,921,012	$58.88
2017	17	198,116	5.9	15,158,796	$76.51
2018	24	463,194	13.8	32,253,042	$69.63
2019	23	240,923	7.2	16,959,384	$70.39
2020	12	268,545	8.0	13,882,788	$51.70
2021	11	183,170	5.5	12,771,528	$69.72
2022	10	134,335	4.0	7,890,972	$58.74
2023	16	777,138	23.2	48,302,310	$62.15
2024 & thereafter	32	610,978	18.4	42,791,784	$70.04
Total/weighted average	194	3,345,593	100.0%	$215,925,144	$64.54
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2014 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2014 for the 12 months ending December 31, 2015 will reduced cash rent by $15.4 million for the joint venture properties.

Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2019, the average annual rollover at our Suburban consolidated and unconsolidated operating properties is expected to be approximately 0.3 million square feet and approximately 0.1 million square feet, respectively, representing an average annual expiration rate of approximately 10.6% and approximately 8.4% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2014 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2015(4)	72	353,717	10.7%	$12,381,216	$35.00
2016	55	445,211	13.5	16,069,524	$36.09
2017	46	194,654	5.9	7,811,844	$40.13
2018	46	287,367	8.7	10,066,406	$35.03
2019	41	549,246	16.6	15,415,632	$28.07
2020	26	330,411	10.0	10,620,828	$32.14
2021	19	288,599	8.7	7,134,156	$24.72
2022	12	57,303	1.7	1,878,972	$32.79
2023	16	187,572	5.7	6,029,844	$32.15
2024 & thereafter	38	612,449	18.5	18,815,902	$30.72
Total/weighted average	371	3,306,529	100.0%	$106,224,324	$32.13
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2014 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2014 for the 12 months ending December 31, 2015 will reduce cash rent by $3.2 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 84,845 square feet and annualized cash rent of $3.1 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2014.

Suburban Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2015(4)	17	178,868	17.5%	$6,432,936	$35.97
2016	10	52,656	5.1	1,612,860	$30.63
2017	10	91,939	9.0	3,075,132	$33.45
2018	10	97,314	9.5	3,412,032	$35.06
2019	20	115,878	11.3	3,456,612	$29.83
2020	3	41,357	4.0	1,473,468	$35.63
2021	6	101,097	9.9	3,472,944	$34.35
2022	—	—	—	—	$—
2023	3	88,750	8.7	2,879,340	$32.44
2024 & thereafter	9	255,543	25.0	6,931,740	$27.13
Total/weighted average	88	1,023,402	100.0%	$32,747,064	$32.00
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2014 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2014 for the 12 months ending December 31, 2015 will reduce cash rent by $2.1 million for the joint venture properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 108,656 square feet and annualized cash rent of $4.1 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2014.
Tenant Diversification
At December 31, 2014, our Manhattan and Suburban office properties were leased to 1,271 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of square footage leased by our tenants as of December 31, 2014:

Tenant	Properties	Lease Expiration	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of SL Green's Share of Aggregate Portfolio Annualized Cash Rent
Citigroup, N.A.	388-390 Greenwich Street, 485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue, 750 Washington Blvd	Various	3,023,423	11.0%	10.9%
Viacom International, Inc.	1515 Broadway	2031	1,330,735	4.8	7.2
Credit Suisse Securities (USA), Inc.	1 Madison Avenue , 280 Park Avenue & 1055 Washington	2019 & 2020	1,149,406	4.2	5.6
Random House, Inc.	1745 Broadway	2018 & 2023	644,598	2.3	1.9
Debevoise & Plimpton, LLP	919 Third Avenue	2021	619,353	2.3	1.8
The City of New York	16 Court Street & 100 Church Street	2014, 2017 & 2034	541,787	2.0	1.5
Omnicom Group, Inc.	220 East 42nd Street	2017	493,560	1.8	1.7
Ralph Lauren Corporation	625 Madison Avenue	2019	339,381	1.2	2.0
Advance Magazine Group, Fairchild Publications	750 Third Avenue & 485 Lexington Avenue	2021	339,195	1.2	1.3
C.B.S. Broadcasting, Inc.	555 West 57th Street	2023	295,226	1.1	1.0
Metro-North Commuter Railroad Company	420 Lexington Avenue	2034	273,170	1.0	1.1
Schulte, Roth & Zabel LLP	919 Third Avenue	2036	263,186	1.0	0.7
HF Management Services LLC	100 Church Street & 521 Fifth Avenue	2015 & 2032	252,762	0.9	0.7
BMW of Manhattan	555 West 57th Street	2022	227,782	0.8	0.5
The City University of New York - CUNY	555 West 57th Street & 16 Court Street	2020, 2023 & 2030	227,622	0.8	0.7
Stroock, Stroock & Lavan LLP	180 Maiden Lane	2023	223,434	0.8	0.5
Amerada Hess Corp.	1185 Avenue of the Americas	2027	181,569	0.7	1.1
The Travelers Indemnity Company	485 Lexington Avenue & 2 Jericho Plaza	2021	173,278	0.6	0.8
Verizon	120 West 45th Street, 1100 King Street Bldg 1, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	Various	172,502	0.6	0.4
United Nations	220 East 42nd Street	2017, 2021 & 2022	171,091	0.6	0.7
News America Incorporated	1185 Avenue of the Americas	2020	161,722	0.6	1.2
King & Spalding	1185 Avenue of the Americas	2025	159,943	0.6	1.2
Young & Rubicam, Inc.	3 Columbus Circle	2033	159,292	0.6	0.4
Amazon Corporate LLC	1185 Avenue of the Americas & 1350 Avenue of the Americas	2016, 2019 & 2023	158,688	0.6	0.9
Bloomingdales, Inc.	919 Third Avenue	2024	157,961	0.6	0.4
National Hockey League	1185 Avenue of the Americas	2022	148,217	0.5	1.1

Beth Israel Medical Center & The Mount Sinai Hospital	555 West 57th Street & 625 Madison Avenue	2016 & 2030	147,613	0.5	0.6
Banque National De Paris	919 Third Avenue	2016	145,834	0.5	0.4
Eisner Amper, LLP	750 Third Avenue	2020	141,546	0.5	0.8
RSM McGladrey, Inc.	1185 Avenue of the Americas	2018	129,008	0.5	0.8
Total			12,452,884	45.2%	49.9%
Environmental Matters
We engaged independent environmental consulting firms to perform Phase I environmental site assessments on our portfolio, in order to assess existing environmental conditions. All of the Phase I assessments met the American Society for Testing and Materials (ASTM) Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, and interviews with on-site personnel, with the purpose of identifying potential environmental concerns associated with real estate. These environmental site assessments did not reveal any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2014, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
SL Green's common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 17, 2015, the reported closing sale price per share of common stock on the NYSE was $128.41 and there were 306 holders of record of SL Green's common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the dividends declared by us with respect to the periods indicated.

	2014			2013
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$100.62	$90.96	$0.50	$86.29	$78.16	$0.33
June 30	$112.79	$99.31	$0.50	$94.21	$84.36	$0.33
September 30	$111.86	$101.32	$0.50	$95.61	$85.40	$0.33
December 31	$123.10	$101.23	$0.60	$98.15	$87.63	$0.50
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
UNITS
At December 31, 2014, there were 3,973,016 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit in the same manner as dividends per share were distributed to common stockholders.
SL GREEN OPERATING PARTNERSHIP, L.P.
There is no established public trading market for the common units of the Operating Partnership. On February 17, 2015, there were 54 holders of record and 102,556,254 common units outstanding, 98,625,888 of which were held by SL Green. The table below sets forth the quarterly distributions paid by the Operating Partnership to holders of its common units with respect to the periods indicated.

	Distributions
Quarter Ended	2014	2013
March 31	$0.50	$0.33
June 30	$0.50	$0.33
September 30	$0.50	$0.33
December 31	$0.60	$0.50
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
ISSUER PURCHASES OF EQUITY SECURITIES
None.
SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the years ended December 31, 2014, 2013, and 2012, we issued 315,054, 238,867 and 1,096,384 shares of SL Green's common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of SL Green's common stock.
The following table summarizes information, as of December 31, 2014, relating to our equity compensation plans pursuant to which shares of SL Green's common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	4,014,400	(2)	$87.98	(3)	2,986,530	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	4,014,400		$87.98		2,986,530
____________________________________________________________________

(1)	Includes our 2014 Outperformance Plan, Third Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended and 2008 Employee Stock Purchase Plan.

(2)
Includes (i) 1,462,700 shares of common stock issuable upon the exercise of outstanding options (429,000 of which are vested and exercisable), (ii) 136,900 restricted stock units and 75,600 phantom stock units that may be settled in shares of common stock (70,200 of which are vested), (iii) 2,058,200 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of SL Green's common stock (713,800 of which are vested) and (iv) shares of common stock reserved in connection with LTIP units issued pursuant to the 2014 Outperformance Plan, all of which remain subject to performance-based vesting and a dollar value limitation on the number of LTIP units that may be earned based on SL Green's common stock price when the LTIP units are earned.

(3)	Because there is no exercise price associated with restricted stock units, phantom stock units or LTIP units, these awards are not included in the weighted-average exercise price calculation.

(4)
Balance is after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting. The number of securities remaining available consists of shares remaining available for issuance under our 2008 Employee Stock Purchase Plan and Third Amended and Restated 2005 Stock Option and Incentive Plan and 2014 Outperformance Plan.

In December 2014, we acquired additional interests in one of our unconsolidated joint ventures through the issuance of $25.0 million of our common units of limited partnership interest of the Operating Partnership. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We may satisfy redemption requests for common units of limited partnership interests issued to the seller as a portion of the consideration, or upon conversion of convertible preferred units issued as a portion of the consideration, as applicable, with shares of the Company’s common stock, on a one-for-one basis, pursuant to the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.
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
We are also providing updated summary selected financial information, which is included below, reflecting the prior period reclassification as discontinued operations of the properties sold during 2014 and as of December 31, 2014.

SL GREEN REALTY CORP.

	Year Ended December 31,
Operating Data	2014	2013	2012	2011	2010
(in thousands, except per share data)
Total revenue	$1,519,978	$1,371,065	$1,290,052	$1,196,737	$1,052,215
Operating expenses	282,283	276,589	275,872	251,693	216,688
Real estate taxes	217,843	203,076	194,371	168,322	140,757
Ground rent	32,307	31,951	31,504	29,074	27,334
Interest expense, net of interest income	317,400	310,894	309,681	270,728	226,358
Amortization of deferred finance costs	22,377	15,855	18,558	13,915	8,983
Depreciation and amortization	371,610	324,461	311,860	268,505	218,167
Loan loss and other investment reserves, net of recoveries	—	—	564	6,722	17,751
Transaction related costs, net of recoveries	8,707	3,985	5,402	5,500	11,825
Marketing, general and administrative	92,488	86,192	82,840	80,103	75,946
Total expenses	1,345,015	1,253,003	1,230,652	1,094,562	943,809
Equity in net income from unconsolidated joint ventures	26,537	9,921	76,418	1,583	39,607
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	123,253	3,601	37,053	2,918	128,921
Purchase price fair value adjustment	67,446	(2,305)	—	498,195	—
Gain (loss) on sale of investment in marketable securities	3,895	(65)	4,940	4,866	490
Depreciable real estate reserves	—	—	—	(5,789)	(2,750)
(Loss) gain on early extinguishment of debt	(32,365)	(18,518)	(6,978)	904	(1,900)
Income from continuing operations	363,729	110,696	170,833	604,852	272,774
Discontinued operations	182,134	40,587	38,867	72,270	46,382
Net income	545,863	151,283	209,700	677,122	319,156
Net income attributable to noncontrolling interest in the Operating Partnership	(18,467)	(3,023)	(5,597)	(14,629)	(4,574)
Net income attributable to noncontrolling interests in other partnerships	(6,590)	(10,629)	(5,591)	(15,083)	(14,007)
Preferred unit distributions	(2,750)	(2,260)	(2,107)	—	—
Net income attributable to SL Green	518,056	135,371	196,405	647,410	300,575
Preferred stock redemption costs	—	(12,160)	(10,010)	—	—
Perpetual preferred stock dividends	(14,952)	(21,881)	(30,411)	(30,178)	(29,749)
Net income attributable to SL Green common stockholders	$503,104	$101,330	$155,984	$617,232	$270,826
Net income per common share—Basic	$5.25	$1.10	$1.75	$7.37	$3.47
Net income per common share—Diluted	$5.23	$1.10	$1.74	$7.33	$3.45
Cash dividends declared per common share	$2.10	$1.49	$1.08	$0.55	$0.40
Basic weighted average common shares outstanding	95,774	92,269	89,319	83,762	78,101
Diluted weighted average common shares and common share equivalents outstanding	99,696	95,266	92,873	86,244	79,761

	As of December 31,
Balance Sheet Data (in thousands)	2014	2013	2012	2011	2010
Commercial real estate, before accumulated depreciation	$14,069,141	$12,333,780	$11,662,953	$11,147,151	$8,890,064
Total assets	17,096,587	14,959,001	14,386,296	13,483,881	11,301,540
Mortgages and other loans payable, revolving credit facility, term loan and senior unsecured notes and trust preferred securities	8,178,787	6,919,908	6,520,420	6,035,397	5,251,013
Noncontrolling interests in the Operating Partnership	469,524	265,476	212,907	195,030	84,338
Total equity	7,459,216	7,016,876	6,907,103	6,453,309	5,397,544

	Year Ended December 31,
Other Data (in thousands)	2014	2013	2012	2011	2010
Funds from operations available to all stockholders(1)	$583,034	$491,597	$490,255	$413,813	$389,161
Net cash provided by operating activities	490,381	386,203	346,753	307,118	318,518
Net cash (used in) provided by investing activities	(796,835)	(628,435)	(1,163,403)	(733,855)	21,355
Net cash provided by (used in) financing activities	381,171	258,940	868,442	232,099	(350,758)
____________________________________________________________________

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

A reconciliation of FFO to net income computed in accordance with GAAP is included in Item 7, of "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations."

SL GREEN OPERATING PARTNERSHIP, L.P.

	Year Ended December 31,
Operating Data	2014	2013	2012	2011	2010
(in thousands, except per unit data)
Total revenue	$1,519,978	$1,371,065	$1,290,052	$1,196,737	$1,052,215
Operating expenses	282,283	276,589	275,872	251,693	216,688
Real estate taxes	217,843	203,076	194,371	168,322	140,757
Ground rent	32,307	31,951	31,504	29,074	27,334
Interest expense, net of interest income	317,400	310,894	309,681	270,728	226,358
Amortization of deferred finance costs	22,377	15,855	18,558	13,915	8,983
Depreciation and amortization	371,610	324,461	311,860	268,505	218,167
Loan loss and other investment reserves, net of recoveries	—	—	564	6,722	17,751
Transaction related costs, net of recoveries	8,707	3,985	5,402	5,500	11,825
Marketing, general and administrative	92,488	86,192	82,840	80,103	75,946
Total expenses	1,345,015	1,253,003	1,230,652	1,094,562	943,809
Equity in net income from unconsolidated joint ventures	26,537	9,921	76,418	1,583	39,607
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	123,253	3,601	37,053	2,918	128,921
Purchase price fair value adjustment	67,446	(2,305)	—	498,195	—
Gain (loss) on sale of investment in marketable securities	3,895	(65)	4,940	4,866	490
Depreciable real estate reserves	—	—	—	(5,789)	(2,750)
(Loss) gain on early extinguishment of debt	(32,365)	(18,518)	(6,978)	904	(1,900)
Income from continuing operations	363,729	110,696	170,833	604,852	272,774
Discontinued operations	182,134	40,587	38,867	72,270	46,382
Net income	545,863	151,283	209,700	677,122	319,156
Net income attributable to noncontrolling interests in other partnerships	(6,590)	(10,629)	(5,591)	(15,083)	(14,007)
Preferred unit distributions	(2,750)	(2,260)	(2,107)	—	—
Net income attributable to SLGOP	536,523	138,394	202,002	662,039	305,149
Preferred unit redemption costs	—	(12,160)	(10,010)	—	—
Perpetual preferred unit distributions	(14,952)	(21,881)	(30,411)	(30,178)	(29,749)
Net income attributable to SLGOP common stockholders	$521,571	$104,353	$161,581	$631,861	$275,400
Net income per common unit—Basic	$5.25	$1.10	$1.75	$7.37	$3.47
Net income per common unit—Diluted	$5.23	$1.10	$1.74	$7.33	$3.45
Cash dividends declared per common unit	$2.10	$1.49	$1.08	$0.55	$0.40
Basic weighted average common units outstanding	99,288	95,004	92,526	79,422	71,965
Diluted weighted average common units and common units equivalents outstanding	99,696	95,266	92,873	79,761	72,044

	As of December 31,
Balance Sheet Data (in thousands)	2014	2013	2012	2011	2010
Commercial real estate, before accumulated depreciation	$14,069,141	$12,333,780	$11,662,953	$11,147,151	$8,890,064
Total assets	17,096,587	14,959,001	14,386,296	13,483,881	11,301,540
Mortgages and other loans payable, revolving credit facility, term loan and senior unsecured notes and trust preferred securities	8,178,787	6,919,908	6,520,420	6,035,397	5,251,013
Total capital	7,928,740	7,282,352	6,650,339	5,481,882	4,997,747

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions and dispositions, financing, development and redevelopment, construction and leasing. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P. or ROP, are wholly-owned subsidiaries of the Operating Partnership.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.
The New York City commercial real estate market continued to strengthen in 2014, and we took advantage of this strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth.
Leasing and Operating
In 2014, our Manhattan office property occupancy on same-store properties based on leases signed increased to 95.7% from 95.3% in the prior year. We signed office leases in Manhattan encompassing approximately 2.1 million square feet, of which approximately 1.3 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on these approximately 1.3 million square feet of signed Manhattan office leases that replaced previously occupied space was 14.9% for 2014. The highlight of our leasing activity during 2014 was the signing of a new long-term lease covering approximately 200,000 square feet with TD Bank to become the office and retail anchor tenant at One Vanderbilt, the Company's proposed tower adjacent to Grand Central Terminal.
New leasing activity in Manhattan in 2014 totaled approximately 32.8 million square feet, the highest level of activity since 1998. Of the total 2014 leasing activity in Manhattan, the Midtown submarket accounted for approximately 19.5 million square feet, or approximately 59.5%. Midtown's overall office vacancy decreased from 11.2% at December 31, 2013 to 9.3% at December 31, 2014.
Manhattan overall asking rents increased 6.8% year-over-year to $67.70 per square foot. Midtown asking rents, at $75.14 per square foot, exceeded $75.00 per square foot for the first time since January 2009. The Midtown South average asking rent fell 3.0% year-over-year to $60.72 per square foot as higher priced space was absorbed. Downtown overall asking rents reached a record $51.04 per square foot as the completion of One World Trade Center drove asking rents in the World Trade submarket to the highest rent ever recorded in any Downtown submarket.
Acquisition and Disposition Activity
Sales volume in Manhattan in 2014 increased 20.2% to $38.6 billion compared to $32.1 billion in 2013. Nevertheless, consistent with our multi-faceted approach to property acquisitions, we were able to source transactions that provide value enhancement opportunities, including the acquisition of consolidated interests in three retail properties, one office property and two fee interests during 2014, representing total investments of $2.1 billion. In addition, we invested in two retail properties, one office property, and acquired additional fee interest in two unconsolidated joint ventures.
We also continued to take advantage of the improving market conditions and increased interest by institutions and individuals seeking ownership interests in Manhattan properties to sell assets, disposing of properties with more limited growth opportunities, and raising efficiently priced capital for reinvestment or debt repayments. During the year, we sold our interest in 2 Herald Square, 985-987 Third Avenue, and 673 First Avenue.
Debt and Preferred Equity
In 2013 and 2014, we focused on the origination of financings, typically in the form of preferred equity and mezzanine debt, for owners or acquirers seeking higher leverage than was available from traditional lending sources lending at modest leverage levels. This provided us with an opportunity to fill a need for additional debt by providing more modest amounts of leverage. The typical investments made by us during 2013 and 2014 were to reputable owners or acquirers, and at leverage levels which are senior to sizable equity investments by the sponsors. During 2014, our debt and preferred equity activities included purchases and originations, inclusive of accretion of reserves, previous discounts and pay-in-kind interest, of $680.1 million, and sales, redemption and participations of $576.1 million.

For descriptions of significant activities in 2014, refer to "Part I, Item 1. Business - Highlights from 2014".
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our consolidated properties were impaired at December 31, 2014.
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. In June 2013, we recorded a $2.2 million impairment charge in connection with the sale of 300 Main Street in Stamford, Connecticut. We do not believe that the value of our real estate property held for sale was impaired at December 31, 2014.
We incur a variety of costs in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense acquisition-related transaction costs as incurred, which are included in transaction related costs on our consolidated statements of income.
When we acquire our partner's equity interest in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment's purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of income. In May 2014, we recognized a purchase price fair value adjustment of $71.4 million in connection with the consolidation of 388-390 Greenwich Street. In April 2013, we recognized a purchase price fair value adjustment of $(2.3) million in connection with the consolidation of 16 Court Street. These acquisitions were previously accounted for as investments in unconsolidated joint ventures.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of the above-and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $18.4 million which we guarantee at one joint ventures and performance guarantees under master leases at two other joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures," in the accompanying consolidated financial statements.
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2014.
We may originate loans for real estate acquisition, development and construction where we expect to receive some or all of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with our loan accounting for our debt and preferred equity investments.
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
Interest income on debt and preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as a reduction to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the years ended December 31, 2014 and 2013. We recorded loan loss reserves of $3.0 million on investments held to maturity during the year ended December 31, 2012, partially offset by recoveries of $2.4 million.
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
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge, interest rate risk. Effectiveness is essential for those derivatives that we intend to quality for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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

Results of Operations
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
The following comparison for the year ended December 31, 2014, or 2014, to the year ended December 31, 2013, or 2013, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2013 and still owned by us at December 31, 2014 and totaled 57 of our 76 consolidated operating properties, representing 80% of our share of annualized cash rent, (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2014 and 2013 and all non-Same-Store Properties, including properties that are under development, redevelopment or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2014	2013	$ Change	% Change	2014	2013	2014	2013	2014	2013	$ Change	% Change

Rental revenue	$983.2	$955.9	$27.3	2.9%	$136.9	$42.8	$0.9	$(1.9)	$1,121.0	$996.8	$124.2	12.5%
Escalation and reimbursement	153.4	148.0	5.4	3.6%	9.6	7.2	1.4	0.8	164.4	156.0	8.4	5.4%
Investment income	—	—	—	—%	0.3	—	178.5	193.8	178.8	193.8	(15.0)	(7.7)%
Other income	5.1	5.7	(0.6)	(10.5)%	0.3	0.5	50.4	18.3	55.8	24.5	31.3	127.8%
Total revenues	1,141.7	1,109.6	32.1	2.9%	147.1	50.5	231.2	211.0	1,520.0	1,371.1	148.9	10.9%

Property operating expenses	483.0	472.3	10.7	2.3%	35.8	26.4	13.6	13.0	532.4	511.7	20.7	4.0%
Transaction related costs, net of recoveries	0.1	0.1	0.0	0.0%	4.7	3.3	3.9	0.6	8.7	4.0	4.7	117.5%
Marketing, general and administrative	—	—	—	—%	—	—	92.5	86.2	92.5	86.2	6.3	7.3%
	483.1	472.4	10.7	2.3%	40.5	29.7	110.0	99.8	633.6	601.9	31.7	5.3%

Net operating income	$658.6	$637.2	$21.4	3.4%	$106.6	$20.8	$121.2	$111.2	$886.4	$769.2	$117.2	15.2%

Other income (expenses):
Interest expense, net of interest income									(339.8)	(326.7)	(13.1)	4.0%
Depreciation and amortization									(371.6)	(324.5)	(47.1)	14.5%
Equity in net income from unconsolidated joint ventures									26.5	9.9	16.6	167.7%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									123.3	3.6	119.7	3,325.0%
Purchase price fair value adjustment									67.4	(2.3)	69.7	3,030.4%
Gain on sale of investment in marketable securities									3.9	—	3.9	100.0%
Loss on early extinguishment of debt									(32.4)	(18.5)	(13.9)	75.1%
Income from continuing operation									363.7	110.7	253.0	228.5%
Net income from discontinued operations									19.1	25.7	(6.6)	(25.7)%
Gain on sale of discontinued operations									163.1	14.9	148.2	994.6%
Net income									$545.9	$151.3	$394.6	260.8%
In May 2014, we acquired our joint venture partner's interest in 388-390 Greenwich Street thereby assuming full ownership of this triple net lease property. As a result of this acquisition, we have consolidated the results of operations of this property beginning in May 2014. Prior to May 2014, we had accounted for our investments in 388-390 Greenwich Street under the equity method of accounting.

Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired ($103.9 million), which included the consolidation of 388-390 Greenwich Street ($71.7 million), and an increase in occupancy at our Same-Store Properties ($27.3 million), as discussed below, partially offset by a reduction in revenues from operating properties that went into development or redevelopment during 2014 ($8.9 million).
Escalation and reimbursement revenue increased primarily as a result of higher recoveries at the Same-Store Properties ($5.4 million) and the Acquisition Properties ($2.4 million). The increase in escalation and reimbursement revenue at the Same-Store Properties was primarily a result of higher real estate recoveries ($7.0 million), partially offset by lower operating expense escalations and electric reimbursements ($1.6 million).
Occupancy in our Same-Store consolidated office properties increased to 91.7% at December 31, 2014 as compared to 90.8% at December 31, 2013. Occupancy in our Same-Store Manhattan consolidated office portfolio, excluding leases signed but not yet commenced, increased to 94.8% at December 31, 2014 as compared to 94.2% at December 31, 2013. Occupancy for our Suburban office consolidated portfolio, excluding leases signed but not yet commenced, increased to 80.7% at December 31, 2014 as compared to 78.5% at December 31, 2013.
The following table presents a summary of the leasing activity for the year ended December 31, 2014 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of year	1,155,271
Sold vacancies	(3,653)
Properties under development	(61,123)
Properties placed in service	155,684
Space which became available during the year(3)
• Office	873,422
• Retail	14,649
• Storage	3,299
	891,370
Total space available	2,137,549
Space leased during the year:
• Office(4)	1,083,254	1,185,062	$56.27	$50.66	$63.32	4.5	9.1
• Retail	21,077	21,321	$113.17	$116.99	$38.93	5.0	14.4
• Storage	3,013	3,317	$26.03	$27.57	$5.36	—	9.1
Total space leased	1,107,344	1,209,700	$57.19	$51.39	$62.73	4.5	9.2

Total available space at end of year	1,030,205

Early renewals
• Office	607,074	655,513	$67.77	$56.93	$45.34	1.2	10.5
• Retail	20,973	21,214	$151.90	$120.21	$25.44	0.20	10.6
• Storage	8,120	8,087	$30.85	$25.39	$2.86	—	9.6
Total early renewals	636,167	684,814	$69.94	$58.52	$44.22	1.2	10.5

Total commenced leases, including replaced previous vacancy
• Office		1,840,575	$60.37	$53.65	$56.92	3.3	9.6
• Retail		42,535	$132.49	$119.30	$32.20	2.6	12.5
• Storage		11,404	$29.45	$25.67	$3.59	—	9.4
Total commenced leases		1,894,514	$61.80	$54.85	$56.04	3.3	9.7

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,069,848
Properties placed in service	112,921
Space which became available during the year(3)
• Office	425,313
• Retail	1,385
• Storage	1,362
	428,060
Total space available	1,610,829
Space leased during the year:
• Office(5)	476,392	485,900	$30.16	$30.34	$39.14	5.5	8.0
• Retail	2,583	2,583	$23.23	$23.23	$1.00	6.0	10.5
• Storage	3,130	3,205	$6.90	$11.27	$—	—	3.9
Total space leased	482,105	491,688	$29.97	$30.19	$38.68	5.4	8.0

Total available space at end of the year	1,128,724

Early renewals
• Office	176,691	180,037	$33.52	$33.82	$24.61	7.1	8.7
• Retail	50,247.00	50,247	$17.78	$16.79	$—	—	5.0
• Storage	625	625	$18.00	$14.00	$—	—	10.0
Total early renewals	227,563	230,909	$30.06	$30.06	$19.19	5.50	7.9

Total commenced leases, including replaced previous vacancy
• Office		665,937	$31.07	$31.99	$35.21	5.9	8.2
• Retail		52,830	$18.05	$17.10	$—	0.3	5.3
• Storage		3,830	$8.71	$12.61	$—	—	4.9
Total commenced leases		722,597	$30.00	$30.12	$32.45	5.5	8.0
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $54.44 per rentable square feet for 717,498 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $60.80 per rentable square feet for 1,373,011 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $30.65 per rentable square feet for 199,436 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $32.01 per rentable square feet for 379,473 rentable square feet.

At December 31, 2014, 3.0% and 8.1% of the office space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during 2015. Based on our estimates at December 31, 2014, the current market asking rents on these expected 2015 lease expirations at our consolidated Manhattan operating properties are 15.9% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties are 13.6% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates at December 31, 2014, the current market asking rents on these expected 2015 lease expirations at our consolidated Suburban operating properties are 0.5% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties are 3.2% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment Income
Investment income decreased primarily as a result of a lower weighted average yield on the debt and preferred equity portfolio, a gain on sale of 50% of our interest in one of our debt investments in 2013 ($12.9 million) and additional income from the repayment of one of our debt investments in 2013 ($6.4 million), partially offset by a higher investment balance in 2014 and additional income recognized on a mezzanine investment when the underlying property was sold in June 2014 ($10.1 million). The weighted average investment balance outstanding and weighted average yield were $1.4 billion and 10.5%, respectively, for the year ended December 31, 2014 as compared to 1.3 billion and 11.2%, respectively, for the year ended December 31, 2013. As of December 31, 2014, our debt and preferred equity investments had a weighted average term to maturity of 2.0 years.
Other Income
Other income increased primarily as a result of a higher contribution from Service Corporation ($15.4 million), promote income earned in connection with the sale of our joint venture interests in 747 Madison Avenue and 180 Broadway ($13.6 million), incentive income received from a joint venture investment ($7.6 million) and a fee earned in connection with the restructuring of one of our debt investments ($5.7 million), partially offset by income from expense reimbursements in 2013 ($4.2 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at the Acquisition Properties ($16.7 million) and the Same-Store Properties ($10.8 million), partially offset by lower operating expenses from operating properties that went into development or redevelopment during 2014 ($6.8 million). The increase in property operating expenses at the Same-Store Properties was mainly a result of higher real estate taxes ($9.9 million), which was driven by higher assessed values and tax rates, and payroll costs ($2.5 million), partially offset by lower repairs and maintenance ($1.0 million) and utility expenses ($0.7 million).
Transaction Related Costs, Net of Recoveries
Transaction related costs, net of recoveries, increased primarily as a result of a higher volume of investment activity during the year ended December 31, 2014 and the reimbursement of transaction costs in 2013.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the year ended December 31, 2014 were $92.5 million, or 5.3% of total revenues including our share of joint venture revenues, and 49 basis points of total assets including our share of joint venture assets compared to $86.2 million, or 5.3% of total revenues including our share of joint venture revenues, and 50 basis points of total assets including our share of joint venture assets for the year ended December 31, 2013.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, increased as a result of the acquisition of our joint venture partner's interest and a new mortgage at 388-390 Greenwich Street ($27.9 million) and increased borrowings on the 2012 credit facility ($6.1 million), partially offset by an increase in capitalization of interest relating to properties under development or redevelopment ($8.1 million), decreased borrowings on our MRA ($1.8 million), the repayment of 5.875% senior notes in August 2014 ($1.7 million) and the refinancing of 220 East 42nd Street at a lower rate in October 2013 ($1.3 million). The weighted average debt balance outstanding increased from $6.8 billion during the year ended December 31, 2013 to $8.1 billion during the year ended December 31, 2014. The weighted average interest rate decreased from 4.81% for the year ended December 31, 2013 to 4.24% for the year ended December 31, 2014.
Depreciation and Amortization
Depreciation and amortization increased mainly as a result of the Acquisition Properties ($36.0 million), which included the consolidation of 388-390 Greenwich Street ($18.3 million), and a write-off of certain tenant improvements and value for in-place leases associated with a former tenant in 2014 ($3.4 million). The remaining increase is primarily a result of increased capital expenditures at certain properties, partially offset by a write-off of certain tenant improvements and value for in-place leases associated with a former tenant in 2013 ($4.7 million).
Equity in Net Income From Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures increased primarily as a result of net loss recognized in 2013 from the West Coast Office portfolio ($18.7 million), which interests were sold in March 2014, a debt and preferred equity investment that was originated in the first quarter of 2014 ($6.9 million), which has been accounted for as an equity investment, and the commencement of leases following the completion of redevelopment in June 2013 at 180 Broadway ($1.3 million), which interests were sold in September 2014. This increase was partially offset by lower net income contributions from 388-390 Greenwich Street ($13.5 million) as a result of our acquisition of our joint venture partner's interest in May 2014 and the early redemption of our preferred equity investment in Herald Center ($3.9 million) in December 2013.

Occupancy at our unconsolidated Manhattan office properties was 94.0% at December 31, 2014 and 90.7% at December 31, 2013. Occupancy at our unconsolidated Suburban office properties was 88.6% at December 31, 2014 and 87.2% at December 31, 2013. At December 31, 2014, 9.0% and 6.9% of the space leased at our unconsolidated Manhattan and Suburban operating properties, respectively, are expected to expire in 2015. At December 31, 2014, we estimate that current market asking rents on these expected 2015 lease expirations at our unconsolidated Manhattan and Suburban office properties are 14.1% higher and 2.1% lower, respectively, than then existing in-place fully escalated rents.
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the year ended December 31, 2014, we recognized gains on the sale of a portfolio of offices properties primarily in Southern California, or the "West Coast Office portfolio" ($85.6 million), the sale of partnership interests in 21 West 34th Street ($20.9 million), the sale of the joint venture property at 180 Broadway ($16.5 million) and the sale of condominium units at 248 Bedford Avenue, Brooklyn ($1.5 million). During the year ended December 31, 2013, we recognized gains on the sale of our partnership interest in 27-29 West 34th Street ($7.6 million) and from the sale of three properties in the West Coast Office portfolio ($2.1 million).
Purchase Price Fair Value Adjustment
The purchase price fair value adjustment we recognized for the year ended December 31, 2014 was attributable to the acquisition of our joint venture partner's interest in 388-390 Greenwich Street ($71.4 million), offset by the purchase price adjustment we recognized on the acquisition of the ground tenancy position at 752 Madison Avenue ($4.0 million). The purchase price fair value adjustment we recognized for the year ended December 31, 2013 was attributable to the acquisition of 16 Court Street, Brooklyn ($2.3 million).
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the year ended December 31, 2014 was primarily attributable to the refinancing of the mortgage at 420 Lexington Avenue ($24.5 million) and early repayment of the mortgage at 625 Madison Avenue ($6.9 million). Loss on early extinguishment of debt for the year ended December 31, 2013 was attributable to the refinancing of the mortgage at 1515 Broadway.
Discontinued Operations
Discontinued operations for the year ended December 31, 2014 includes the gains recognized on the sale of 673 First Avenue ($117.6 million), 985-987 Third Avenue ($29.8 million), and 2 Herald Square ($18.8 million), and the results of operations of these properties and other properties that were held for sale or sold as of December 31, 2014. Discontinued operations for the year ended December 31, 2013 includes the gains recognized on the sale of 333 West 34th ($13.8 million) and 44 West 55th Street ($1.1 million). Prior period's results of operations of these held for sale or sold properties were included in the net income from discontinued operations to conform to the current presentation.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
The following comparison for the year ended December 31, 2013, or 2013, to the year ended December 31, 2012, or 2012, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2012 and still owned by us at December 31, 2013 and totaled 46 of our 74 consolidated operating properties, representing 77.9% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2013 and 2012 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change

Rental revenue	$899.3	$887.6	$11.7	1.3%	$99.3	$84.5	$(1.8)	$12.0	$996.8	$984.1	$12.7	1.3%
Escalation and reimbursement	144.1	138.9	5.2	3.7%	11.2	10.3	0.7	2.0	156.0	151.2	4.8	3.2%
Investment and preferred equity income	—	—	—	—%	—	—	193.8	119.2	193.8	119.2	74.6	62.6%
Other income	5.5	10.7	(5.2)	(48.6)%	0.5	0.4	18.5	24.5	24.5	35.6	(11.1)	(31.2)%
Total revenues	1,048.9	1,037.2	11.7	1.1%	111.0	95.2	211.2	157.7	1,371.1	1,290.1	81.0	6.3%

Property operating expenses	447.1	434.4	12.7	2.9%	51.6	49.6	13.0	17.7	511.7	501.7	10.0	2.0%
Loan loss and other investment reserves, net of recoveries	—	—	—	—%	—	—	—	0.6	—	0.6	(0.6)	(100.0)%
Transaction related costs, net of recoveries	—	(0.2)	0.2	(100.0)%	3.4	4.6	0.6	1.0	4.0	5.4	(1.4)	(25.9)%
Marketing, general and administrative	—	—	—	—%	—	—	86.2	82.8	86.2	82.8	3.4	4.1%
	447.1	434.2	12.9	3.0%	55.0	54.2	99.8	102.1	601.9	590.5	11.4	1.9%

Net operating income	$601.8	$603.0	$(1.2)	(0.2)%	$56.0	$41.0	$111.4	$55.6	$769.2	$699.6	$69.6	9.9%

Other income (expenses):
Interest expense, net of interest income									(326.7)	(328.2)	1.5	(0.5)%
Depreciation and amortization									(324.5)	(311.9)	(12.6)	4.0%
Equity in net income from unconsolidated joint ventures									9.9	76.4	(66.5)	(87.0)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									3.6	37.1	(33.5)	(90.3)%
Purchase price fair value adjustment									(2.3)	—	(2.3)	(100.0)%
Gain on sale of investment in marketable securities									—	4.9	(4.9)	(100.0)%
Loss on early extinguishment of debt									(18.5)	(7.0)	(11.5)	164.3%
Income from continuing operation									110.7	170.9	(60.2)	(35.2)%
Net income from discontinued operations									25.7	32.2	(6.5)	(20.2)%
Gain on sale of discontinued operations									14.9	6.6	8.3	125.8%
Net income									$151.3	$209.7	$(58.4)	(27.8)%
Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of an increase in occupancy at our Same-Store properties ($11.7 million) as discussed below and for properties acquired subsequent to May 2012 ($34.5 million). This increase was partially offset by our reduced ownership and deconsolidation of 521 Fifth Avenue ($20.8 million) and the West Coast Office portfolio ($14.1 million). In November 2012, we sold 49.5% of our partnership interest in 521 Fifth Avenue. As we no longer control its activities, we deconsolidated the entity effective November 30, 2012 and have accounted for our remaining investment under the equity method of accounting. In late September 2012, we formed a joint venture for the recapitalization of the West Coast Office portfolio. Prior to the recapitalization, we consolidated the investment for the months of August and September 2012 as a result of our 63.18% ownership interest and control over its activities. Immediately following the recapitalization, our ownership interest was 27.63%.

The change in ownership resulted in a change in the accounting from consolidating the investment to accounting for the joint venture under the equity method of accounting. As of December 31, 2013, we had a 43.74% effective ownership interest in the West Coast Office portfolio. For further details, see Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements.
Escalation and reimbursement revenue increased primarily as a result of higher recoveries at the Same-Store Properties ($5.2 million) and for properties acquired subsequent to May 2012 ($3.2 million). The increase was partially offset by the change in accounting for 521 Fifth Avenue ($2.0 million) and the West Coast Office portfolio ($1.7 million), as discussed above. The increase in escalation and reimbursement revenue at the Same-Store Properties was primarily a result of higher operating expense escalations ($4.0 million) and real estate recoveries ($3.3 million), partially offset by lower electric reimbursements ($2.1 million).
Occupancy in the Same-Store consolidated properties increased to 91.2% at December 31, 2013 as compared to 90.8% at December 31, 2012. Occupancy for our Same-Store Manhattan consolidated portfolio increased to 94.1% at December 31, 2013 as compared to 93.7% at December 31, 2012. Occupancy for our Suburban consolidated portfolio increased to 79.8% at December 31, 2013 as compared to 79.6% at December 31, 2012.
At December 31, 2013, 9.0% and 10.9% of the office space leased at our consolidated Manhattan and Suburban office properties, respectively, expired in 2014. Based on our estimates, at December 31, 2013, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan office properties would have been 14.6% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan office properties would have been 15.4% higher than the existing in-place fully escalated rents on leases scheduled to expire in all future years. Based on our estimates, at December 31, 2013, the current market asking rents on these 2014 lease expirations at our consolidated Suburban office properties would have been 3.7% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban office properties would have been 3.4% higher than the existing in-place fully escalated rents on leases scheduled to expire in all future years.
Investment Income
Investment income increased primarily as a result of additional income recognized from the sale of a 50% interest in one investment ($12.9 million), additional income associated with the repayment of one investment ($6.4 million), and the remaining increase is primarily attributable to a higher average investment balance and weighted average yield for the year ended December 31, 2013. In 2012, an entity that held a property in London, which served as collateral for one of our loan positions, was determined to be a VIE under a reconsideration event and we were determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet in June 2012. We recognized additional income of $5.2 million in 2012 as a result of this transaction. The weighted average investment balance outstanding and weighted average yield were $1.3 billion and 11.2%, respectively, for the year ended December 31, 2013 as compared to $1.1 billion and 9.8%, respectively, for the year ended December 31, 2012. As of December 31, 2013, our debt and preferred equity investments had a weighted average term to maturity of 2.2 years.
Other Income
Other income decreased primarily as a result of lower other income at the Same-Store Properties ($5.2 million), lower asset management fee ($3.2 million), one-time acquisition fees ($2.1 million) earned in 2012 in connection with our investments in 33 Beekman and 10 East 53rd Street and a pre-development fee at 180 Broadway ($1.5 million) which was terminated in December 2012. This decrease was partially offset by an expense reimbursement received in 2013 ($4.2 million). The decrease in Same-Store Properties was primarily a result of lower lease buy-out income ($3.6 million) and real estate tax refunds received in 2012 ($1.6 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at properties acquired subsequent to May 2012 ($13.2 million) and for the Same-Store Properties ($12.7 million), partially offset by the change in accounting for the West Coast Office portfolio ($9.0 million) and 521 Fifth Avenue ($8.6 million), as discussed above. The increase in property operating expenses at the Same-Store Properties was mainly a result of higher real estate taxes ($8.0 million), payroll costs ($2.7 million) and insurance ($1.0 million), partially offset by lower utility expenses ($3.2 million).
Transaction Related Costs, Net of Recoveries
Transaction related costs, net of recoveries, decreased primarily as a result of a reimbursement of expenses previously incurred.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the year ended December 31, 2013 were $86.2 million, or 5.3% of total revenues including our share of joint venture revenues and 50 basis points of total assets including our share of joint venture assets compared to $82.8 million, or 5.5% of total revenues including our share of joint venture revenues and 50 basis points of total assets including our share of joint venture assets for the year ended December 31, 2012.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, increased primarily as a result of the issuance of a $200.0 million aggregate principal amount of 4.5% senior notes in November 2012 ($8.1 million), the refinancing of 1515 Broadway ($5.9 million) and 100 Church ($5.1 million), increased borrowings from our MRA facility ($4.8 million) and 2012 credit facility ($2.2 million). This increase was partially offset by the repayment of debt balances at 609 Fifth Avenue ($6.2 million) and 110 East 42nd Street ($3.7 million) and the change in accounting in the West Coast Office portfolio ($6.6 million) and 521 Fifth Avenue ($4.4 million), as discussed above. The weighted average debt balance outstanding increased from $6.5 billion during the year ended December 31, 2012 to $6.8 billion during the year ended December 31, 2013. The weighted average interest rate slightly decreased from 4.87% for the year ended December 31, 2012 to 4.81% for the year ended December 31, 2013.
Depreciation and Amortization
Depreciation and amortization increased mainly as a result of assets acquired subsequent to May 2012 ($12.5 million), the write-off of tenant improvements and in-place leases relating to a former tenant that filed for bankruptcy in August 2013 ($4.7 million) and an increase in capital expenditures at the properties. This increase was partially offset by the change in accounting for the West Coast Office portfolio ($14.5 million) and in 521 Fifth Avenue ($6.8 million), as discussed above.
Equity in Net Income From Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of additional income recognized in 2012 due to the recapitalization of 717 Fifth Avenue ($67.9 million), the repayment of outstanding debt at a discount for the Meadows ($10.8 million) and the net loss associated with the change in ownership interest and accounting in the West Coast portfolio ($16.0 million), as discussed above. The decrease was partially offset by higher net income contributions from 388-390 Greenwich Street ($14.1 million) primarily as a result of reducing the interest rate on its fixed rate loan from 5.2% to 3.2% beginning December 2012 via an interest rate swap and Herald Center ($3.9 million) as a result of the early redemption of its preferred equity investment.
Occupancy at our unconsolidated Manhattan office properties was 96.6% at December 31, 2013 and 95.0% at December 31, 2012.  Occupancy at our unconsolidated Suburban office properties was at 87.2% December 31, 2013 and 84.7% at December 31, 2012. At December 31, 2013, approximately 7.2% and 18.3% of the space leased at our Manhattan and Suburban joint venture office properties, respectively, were expected to expire during the remainder of 2014. At December 31, 2013, we estimated that current market asking rents on those expected 2014 lease expirations at our Manhattan and Suburban joint venture office properties would have been approximately 26.1% higher and 5.4% lower, respectively, than then existing in-place fully escalated rents.
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the year ended December 31, 2013, we recognized gains on the sale of our partnership interest in 27-29 West 34th Street ($7.6 million) and from the sale of three properties in the West Coast Office portfolio ($2.1 million), partially offset by additional post closing costs related to the sale of 49.5% of our partnership interest in 521 Fifth Avenue ($2.8 million). During the year ended December 31, 2012, we recognized gains in connection with the sale of the properties located at 141 Fifth Avenue ($7.3 million), 379 West Broadway ($6.5 million), and One Court Square ($1.0 million). Additionally, we recognized a gain on sale of interests in the property located at 717 Fifth Avenue ($3.0 million).
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the year ended December 31, 2013 relates mainly to the refinancing of the mortgage at 1515 Broadway. Loss on early extinguishment of debt for the year ended December 31, 2012 was a result of the repurchase of a portion of certain senior notes ($3.8 million) and repayment of debt for 609 Fifth Avenue ($3.1 million).
Discontinued Operations
Discontinued operations for the year ended December 31, 2013 includes the gain on sale recognized for 333 West 34th Street ($13.8 million), which closed in August 2013, and 44 West 55th Street ($1.1 million), which closed in February 2013, and the results of operations of these properties and other properties that were held for sale as of December 31, 2014. Also, included in the results of operations is an impairment charge of $2.2 million for 300 Main Street, which was recorded in the second quarter of 2013. Discontinued operations for the year ended December 31, 2012 included the gain on sale recognized for 292 Madison Avenue ($6.6 million), which was sold in February 2012. Prior period's results of operations of these held for sale or sold properties were included in net income from discontinued operations to conform to the current presentation.

Reconciliation of Same-Store Operating Income to Net Operating Income
We present Same-Store net operating income, or Same-Store NOI, because we believe that this measure provides investors with useful information regarding the operating performance of properties that are comparable for the periods presented. We determine Same-Store net operating income by subtracting Same-Store property operating expenses and ground rent from Same-Store rental revenues income and other income. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. None of these measures is an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
For properties owned since January 1, 2013 and still owned and operated at December 31, 2014, Same-Store NOI is determined as follows (in millions):

	2014	2013
Rental revenues	$1,136.6	$1,103.9
Other income	5.1	5.7
Total revenues	1,141.7	1,109.6
Property operating expenses	483.0	472.3
Operating income	658.7	637.3
Less: Non-building revenue	1.0	1.7
Same-Store NOI	$657.7	$635.6

Same-Store NOI increased by $22.1 million, or 3.5%, from $635.6 million for the year ended December 31, 2013 to $657.7 million for the year ended December 31, 2014.
Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
For properties owned since January 1, 2012 and still owned and operated at December 31, 2013, Same-Store NOI is determined as follows (in millions):

	2013	2012
Rental revenues	$1,043.4	$1,026.5
Other income	5.5	10.7
Total revenues	1,048.9	1,037.2
Property operating expenses	447.1	434.4
Operating income	601.8	602.8
Less: Non-building revenue	2.2	3.2
Same-Store NOI	$599.6	$599.6
Same-Store NOI remained flat at $599.6 million in the years ended December 31, 2013 and 2012.
Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

(1)	Cash flow from operations;

(2)	Cash on hand;

(3)	Borrowings under the 2012 credit facility;

(4)	Other forms of secured or unsecured financing;

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2014 are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Property mortgages and other loans	$159,353	$392,809	$956,392	$80,462	$99,450	$4,052,185	$5,740,651
MRA facility	100,000	—	—	—	—	—	100,000
Corporate obligations	7	255,308	355,008	635,000	833,000	550,000	2,628,323
Joint venture debt-our share	44,700	640,176	572,003	28	94,890	266,191	1,617,988
Total	$304,060	$1,288,293	$1,883,403	$715,490	$1,027,340	$4,868,376	$10,086,962
As of December 31, 2014, we had $320.8 million of consolidated cash on hand, inclusive of $39.4 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $281.4 million and $206.7 million at December 31, 2014 and 2013, respectively, representing an increase of $74.7 million. The increase was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2014	2013	Increase (Decrease)
Net cash provided by operating activities	$490,381	$386,203	$104,178
Net cash used in investing activities	$(796,835)	$(628,435)	$(168,400)
Net cash provided by financing activities	$381,171	$258,940	$122,231
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2014, our Manhattan and Suburban consolidated office portfolios were 95.5% and 80.7% occupied, respectively. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2014, when compared to the year ended December 31, 2013, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(444,935)
Capital expenditures and capitalized interest	(173,316)
Escrow cash-capital improvements/acquisition deposits	(789)
Joint venture investments	(231,736)
Distributions from joint ventures	193,461
Proceeds from sales of real estate/partial interest in property	592,984
Debt and preferred equity and other investments	(104,069)
Increase in net cash used in investing activities	$(168,400)
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $196.6 million for the year ended December 31, 2013 to $369.9 million for the year ended December 31, 2014. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and new leasing activity.
We generally fund our investment activity through property-level financing, our 2012 credit facility, MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sale of real estate and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2014, when compared to the year ended December 31, 2013, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$1,638,431
Repayments under our debt obligations	(1,533,302)
Noncontrolling interests, contributions in excess of distributions	26,412
Other financing activities	(35,898)
Proceeds from issuance of common and preferred stock	(105,378)
Redemption of preferred stock	190,533
Dividends and distributions paid	(58,567)
Increase in net cash provided by financing activities	$122,231
Capitalization
As of December 31, 2014, SL Green had 97,325,200 shares of common stock, 3,973,016 common units of limited partnership interest in the Operating Partnership held by persons other than the Company, and 9,200,000 shares of SL Green's 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $71.1 million.
At-The-Market Equity Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the year ended December 31, 2014, we sold 25,659 shares of our common stock out of the remaining balance of the ATM Program for aggregate net proceeds of $2.8 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 25,659 units of limited partnership interest of the Operating Partnership.
In June 2014, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2014, we sold 1,626,999 shares of our common stock for aggregate net proceeds of $182.9 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 1,626,999 units of limited partnership interest of the Operating Partnership. In January 2015, the Company sold the remaining common stock available for issuance under the new ATM program. See Note 25, "Subsequent Events" in the accompanying consolidated financial statements for further details.

Dividend Reinvestment and Stock Purchase Plan
In March 2012, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
During the years ended December 31, 2014, 2013 and 2012 the Company issued 608, 761 and 1,300,000 shares, respectively, of SL Green's common stock and received $63,720, $66,600 and $99.6 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRSPP. DRSPP shares may be issued at a discount to the market price.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan.  As of December 31, 2014, 2.6 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from $15.0 million up to $75.0 million of LTIP Units in the Operating Partnership based on the Company's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, $25.0 million of awards could be earned at any time after the beginning of the second year and an additional $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, the Company's aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units vested on December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder vested on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded compensation expense of $2.7 million, $4.5 million and $10.7 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to the 2010 Long-Term Compensation Plan.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan could earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants were entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount by which our total return to stockholders during the three-year period exceeded a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance was achieved, one-third of each award could be earned at any time after the beginning of the second year and an additional one-third of each award could be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan are subject to continued vesting requirements, with 50% of any awards earned vested on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they were earned. For LTIP Units that were earned, each participant was also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions are to be paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. In September 2014, the compensation committee determined that maximum performance had been achieved for the full three-year performance period and, accordingly, 280,454 LTIP units, representing the final third of each award, were earned, subject to vesting, under the 2011 Outperformance Plan.
The cost of the 2011 Outperformance Plan ($27.0 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $8.6 million, $8.0 million and $5.5 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to the 2011 Outperformance Plan.
2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan may earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014. For each individual award, two-thirds of the LTIP Units may be earned based on the Company’s absolute total return to stockholders and one-third of the LTIP Units may be earned based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. Awards earned based on absolute total return to stockholders will be determined independently of awards earned based on relative total return to stockholders. In the event the Company’s performance reaches either threshold before the end of the three-year performance period, a pro-rata portion of the maximum award may be earned. For each component, if the Company’s performance reaches the maximum threshold beginning with the 19th month of the performance period, participants will earn one-third of the maximum award that may be earned for that component. If the Company’s performance reaches the maximum threshold during the third year of the performance period for a component, participants will earn two-thirds (or an additional one-third) of the maximum award that may be earned for that component. LTIP Units earned under the 2014 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.
The cost of the 2014 Outperformance Plan ($17.1 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of December 31, 2014, will be amortized into earnings through the final vesting period. We recorded compensation expense of $0.2 million during the year ended December 31, 2014 related to the 2014 Outperformance Plan.
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
During the year ended December 31, 2014, 9,305 phantom stock units were earned and 7,701 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.6 million during the year ended December 31, 2014 related to the Deferred Compensation Plan. As of December 31, 2014, there were 75,649 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2014, 80,437 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At December 31, 2014, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 44.8% of our combined market capitalization of $22.4 billion (based on a common stock price of $119.02 per share, the closing price of SL Green's common stock on the NYSE on December 31, 2014). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2014 and 2013, (amounts in thousands).

	December 31,
Debt Summary:	2014	2013
Balance
Fixed rate	$5,098,741	$5,561,749
Variable rate—hedged	1,042,045	38,211
Total fixed rate	6,140,786	5,599,960
Variable rate(1)	1,572,124	774,301
Variable rate—supporting variable rate assets	719,819	545,647
Total variable rate	2,291,943	1,319,948
Total	$8,432,729	$6,919,908
Percent of Total Debt:
Total fixed rate	72.8%	80.9%
Variable rate	27.2%	19.1%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.97%	5.33%
Variable rate	1.90%	2.39%
Effective interest rate	4.24%	4.81%
____________________________________________________________________

(1)	Includes the mortgage at 180 Maiden Lane, which is included in liabilities related to assets held for sale.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.17% at both December 31, 2014 and 2013). Our consolidated debt at December 31, 2014 had a weighted average term to maturity of 5.78 years.
Certain of our debt and equity investments, with a carrying value of $719.8 million at December 31, 2014, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of December 31, 2014, our total mortgage debt (excluding our share of joint venture mortgage debt of $1.6 billion) consisted of $4.7 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.67% and $1.1 billion of variable rate debt with an effective weighted average interest rate of 2.11%.
Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. As of December 31, 2014, the 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2014, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At December 31, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.67% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2014, the facility fee was 30 basis points. As of December 31, 2014, we had $113.2 million of outstanding letters of credit, $385.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $701.8 million under the 2012 credit facility.
In connection with the amendment of the 2012 credit facility, we incurred debt origination and other loan costs of $3.0 million. We evaluated the modification pursuant to ASC 470 and determined that the terms of the amendment were not substantially different from the terms of the previous 2012 credit facility. As a result, these deferred costs and the unamortized balance of the costs previously incurred are amortized through the extended maturity date of the term loan facility.
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
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us an ability to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over one-month LIBOR depending on the pledged collateral. At December 31, 2014, we had $100.0 million outstanding under this facility included in mortgages and other loans payable on the consolidated balance sheets.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2014 and 2013, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2014 Unpaid Principal Balance	December 31, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,250	$255,206	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	309,069	297,837	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,744	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,701	3.00%	3.00%	20	March 30, 2027
August 13, 2004(2)(7)	—	—	75,898
	$1,310,323	$1,274,078	$1,339,330
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.1163 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes are exchangeable commencing January 1, 2015 and will remain exchangeable through March 31, 2015. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of December 31, 2014, $35.9 million remained to be amortized into the debt balance.

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

(6)
Issued by the Operating Partnership. Interest on these remaining exchangeable notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 5.7952 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events.

(7)	In August 2014, these notes were repaid at maturity.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2014 and 2013, we were in compliance with all such covenants.
Junior Subordinate Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015. Thereafter, the interest rate will float at 125 basis points over the three-month LIBOR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2014 would have increased our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $15.2 million and would have increased our share of joint venture annual interest cost by $8.1 million.
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
Our long-term debt of $6.1 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2014 bore interest based on a spread of LIBOR plus 90 basis points to LIBOR plus 935 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, the 2012 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2014 are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Property mortgages and other loans	$159,353	$392,809	$956,392	$80,462	$99,450	$4,052,185	$5,740,651
Revolving credit facility	—	—	—	385,000	—	—	385,000
Unsecured term loan	—	—	—	—	833,000	—	833,000
Senior unsecured notes	7	255,308	355,008	250,000	—	450,000	1,310,323
Trust preferred securities	—	—	—	—	—	100,000	100,000
Capital lease	145	170	291	291	315	56,569	57,781
Ground leases	30,491	30,612	30,845	30,845	30,862	720,698	874,353
Estimated interest expense	333,249	324,493	277,267	249,965	227,414	546,059	1,958,447
Joint venture debt	44,700	640,176	572,003	28	94,890	266,191	1,617,988
Total	$567,945	$1,643,568	$2,191,806	$996,591	$1,285,931	$6,191,702	$12,877,543
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements. Additional information about the debt of our unconsolidated joint ventures is included in "Contractual Obligations" above.
Capital Expenditures
We estimate that for the year ending December 31, 2015, we expect to incur $259.3 million of recurring capital expenditures and $138.1 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $88.7 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.40 per share, we would pay $236.7 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $3.8 million, $3.5 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We also recorded expenses of $21.5 million, $23.4 million and $20.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of $444,300, $441,100 and $384,900 for the years ended December 31, 2014, 2013 and 2012, respectively.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2015. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2015. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $300 million per occurrence, including terrorism, for our residential properties and expires January 31, 2016. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2015 and January 31, 2016 and cover our commercial and residential, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, and D&O coverage.
The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. TRIPRA was not renewed by Congress and expired on December 31, 2014. However, on January 12, 2015, TRIPRA was reauthorized until December 31, 2020 (Terrorism Insurance Program Reauthorization and Extension Act of 2015).The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20 million per annum, commencing December 31, 2015. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.
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

FFO for the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to SL Green common stockholders	$503,104	$101,330	$155,984
Add:
Depreciation and amortization	371,610	324,461	311,860
Discontinued operations depreciation adjustments	5,581	16,443	20,250
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	33,487	51,266	35,593
Net income attributable to noncontrolling interests	25,057	13,652	11,188
Less:
Gain on sale of discontinued operations	163,059	14,900	6,627
Equity in net gain on sale of joint venture property/ interest	123,253	3,601	37,053
Purchase price fair value adjustment	67,446	(2,305)	—
Depreciable real estate reserves	—	(2,150)	—
Depreciation and amortization on non-rental real estate assets	2,047	1,509	940
Funds from Operations	$583,034	$491,597	$490,255
Cash flows provided by operating activities	$490,381	$386,203	$346,753
Cash flows used in investing activities	$(796,835)	$(628,435)	$(1,163,403)
Cash flows provided by financing activities	$381,171	$258,940	$868,442
Inflation
Substantially all of our office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters' wage. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense escalations described above.
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York City real estate market in particular;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions, developments and redevelopment, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to comply with financial covenants in our debt instruments;

•	our ability to maintain its status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the threat of terrorist attacks;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and,

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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2014 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments(1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2015	$150,555	4.92%	$108,805	2.99%	$374,188	10.39%
2016	402,980	4.87%	245,138	3.39%	516,492	11.07
2017	1,311,215	4.77%	186	3.76%	327,796	9.39
2018	330,119	4.83%	385,343	3.84%	70,162	15.25
2019	100,978	3.67%	831,471	2.14%	66,736	7.39
Thereafter	3,881,184	3.82%	721,000	0.95%	53,430	8.79
Total	$6,177,031	4.40%	$2,291,943	3.09%	$1,408,804	10.51%
Fair Value	$6,565,236		$2,315,952
____________________________________________________________________

(1)	Our debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.8 billion at December 31, 2014.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2014 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2015	$4,772	5.63%	$39,928	3.15%
2016	351,558	5.58%	288,618	3.50%
2017	244,290	5.52%	327,713	3.81%
2018	—	5.74%	28	3.48%
2019	85,850	5.84%	9,040	3.64%
Thereafter	87,587	7.16%	178,604	4.74%
Total	$774,057	6.10%	$843,931	3.37%
Fair Value	$775,168		$844,857

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2014 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap - Sold	Mortgage	LIBOR	$504,000	4.750%	May 2014	May 2016	$4
Interest Rate Cap	Mortgage	LIBOR	504,000	4.750%	May 2014	May 2016	(4)
Interest Rate Cap	Mortgage	LIBOR	500,000	4.750%	October 2014	May 2016	4
Interest Rate Cap - Sold	Mortgage	LIBOR	500,000	4.750%	November 2014	May 2016	(4)
Interest Rate Cap	Mortgage	LIBOR	446,000	4.750%	October 2014	May 2016	3
Interest Rate Cap	Mortgage	LIBOR	263,426	6.000%	November 2013	November 2015	—
Interest Rate Cap	Mortgage	LIBOR	137,500	4.000%	October 2013	September 2015	—
Interest Rate Swap	Mortgage	LIBOR	200,000	0.938%	October 2014	December 2017	871
Interest Rate Swap	Mortgage	LIBOR	150,000	0.940%	October 2014	December 2017	647
Interest Rate Swap	Mortgage	LIBOR	150,000	0.940%	October 2014	December 2017	645
Interest Rate Swap	Mortgage	LIBOR	144,000	2.236%	December 2012	December 2017	(4,757)
Interest Rate Swap	Mortgage	LIBOR	86,400	1.948%	December 2012	December 2017	(2,124)
Interest Rate Swap	Mortgage	LIBOR	72,000	2.310%	December 2012	December 2017	(2,533)
Interest Rate Swap	Mortgage	LIBOR	72,000	1.345%	December 2012	December 2017	(506)
Interest Rate Swap	Mortgage	LIBOR	72,000	2.310%	December 2012	December 2017	(2,534)
Interest Rate Swap	Mortgage	LIBOR	57,600	1.990%	December 2012	December 2017	(1,487)
Interest Rate Swap	Credit facility	LIBOR	30,000	2.295%	July 2010	June 2016	(774)
Interest Rate Swap	Mortgage	LIBOR	8,500	0.740%	February 2012	February 2015	(5)
Total Consolidated Hedges							$(12,554)
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps had no value at December 31, 2014. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented in aggregate an asset and obligation of $0.2 million and $0.5 million, respectively, at December 31, 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SL Green Realty Corp.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SL Green Realty Corp.
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 23, 2015

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,844,518	$3,032,526
Building and improvements	8,778,593	7,884,663
Building leasehold and improvements	1,418,585	1,366,281
Properties under capital lease	27,445	50,310
	14,069,141	12,333,780
Less: accumulated depreciation	(1,905,165)	(1,646,240)
	12,163,976	10,687,540
Assets held for sale	462,430	—
Cash and cash equivalents	281,409	206,692
Restricted cash	149,176	142,051
Investment in marketable securities	39,429	32,049
Tenant and other receivables, net of allowance of $18,068 and $17,325 in 2014 and 2013, respectively	57,369	60,393
Related party receivables	11,735	8,530
Deferred rents receivable, net of allowance of $27,411 and $30,333 in 2014 and 2013, respectively	374,944	386,508
Debt and preferred equity investments, net of discounts and deferred origination fees of $19,172 and $18,593 in 2014 and 2013, respectively, and allowance of $1,000 in 2013	1,408,804	1,304,839
Investments in unconsolidated joint ventures	1,172,020	1,113,218
Deferred costs, net	327,962	267,058
Other assets	647,333	750,123
Total assets	$17,096,587	$14,959,001
Liabilities
Mortgages and other loans payable	$5,586,709	$4,860,578
Revolving credit facility	385,000	220,000
Term loan and senior unsecured notes	2,107,078	1,739,330
Accrued interest payable and other liabilities	137,634	114,622
Accounts payable and accrued expenses	173,246	145,889
Deferred revenue	187,148	263,261
Capitalized lease obligations	20,822	47,671
Deferred land leases payable	1,215	22,185
Dividend and distributions payable	64,393	52,255
Security deposits	66,614	61,308
Liabilities related to assets held for sale	266,873	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,096,732	7,627,099
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	469,524	265,476
Preferred Units	71,115	49,550

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at December 31, 2014 and 2013, respectively	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 100,928 and 98,563 issued and outstanding at December 31, 2014 and 2013, respectively (including 3,603 and 3,570 shares held in Treasury at December 31, 2014 and 2013, respectively)	1,010	986
Additional paid-in-capital	5,289,479	5,015,904
Treasury stock at cost	(320,471)	(317,356)
Accumulated other comprehensive loss	(6,980)	(15,211)
Retained earnings	1,752,404	1,619,150
Total SL Green stockholders' equity	6,937,374	6,525,405
Noncontrolling interests in other partnerships	521,842	491,471
Total equity	7,459,216	7,016,876
Total liabilities and equity	$17,096,587	$14,959,001

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Rental revenue, net	$1,121,066	$996,782	$984,079
Escalation and reimbursement	164,376	155,965	151,187
Investment income	178,815	193,843	119,155
Other income	55,721	24,475	35,631
Total revenues	1,519,978	1,371,065	1,290,052
Expenses
Operating expenses, including $19,308 (2014), $19,152 (2013) and $17,645 (2012) of related party expenses	282,283	276,589	275,872
Real estate taxes	217,843	203,076	194,371
Ground rent	32,307	31,951	31,504
Interest expense, net of interest income	317,400	310,894	309,681
Amortization of deferred financing costs	22,377	15,855	18,558
Depreciation and amortization	371,610	324,461	311,860
Loan loss and other investment reserves, net of recoveries	—	—	564
Transaction related costs, net of recoveries	8,707	3,985	5,402
Marketing, general and administrative	92,488	86,192	82,840
Total expenses	1,345,015	1,253,003	1,230,652
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain (loss) on sale of investment in marketable securities and loss on early extinguishment of debt	174,963	118,062	59,400
Equity in net income from unconsolidated joint ventures	26,537	9,921	76,418
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	123,253	3,601	37,053
Purchase price fair value adjustment	67,446	(2,305)	—
Gain (loss) on sale of investment in marketable securities	3,895	(65)	4,940
Loss on early extinguishment of debt	(32,365)	(18,518)	(6,978)
Income from continuing operations	363,729	110,696	170,833
Net income from discontinued operations	19,075	25,687	32,240
Gain on sale of discontinued operations	163,059	14,900	6,627
Net income	545,863	151,283	209,700
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(18,467)	(3,023)	(5,597)
Noncontrolling interests in other partnerships	(6,590)	(10,629)	(5,591)
Preferred units distributions	(2,750)	(2,260)	(2,107)
Net income attributable to SL Green	518,056	135,371	196,405
Preferred stock redemption costs	—	(12,160)	(10,010)
Perpetual preferred stock dividends	(14,952)	(21,881)	(30,411)
Net income attributable to SL Green common stockholders	$503,104	$101,330	$155,984
Amounts attributable to SL Green common stockholders:
Income from continuing operations before gains on sale and discontinued operations	143,466	60,654	82,696
Purchase price fair value adjustment	65,059	(2,239)	—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	118,891	3,497	35,769
Net income from discontinued operations	18,400	24,947	31,122
Gain on sale of discontinued operations	157,288	14,471	6,397
Net income attributable to SL Green common stockholders	$503,104	$101,330	$155,984

Basic earnings per share:
Income from continuing operations before gains on sale and discontinued operations	$2.18	$0.64	$0.93
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	1.24	0.04	0.40
Net income from discontinued operations	0.19	0.27	0.35
Gain on sale of discontinued operations	1.64	0.15	0.07
Net income attributable to SL Green common stockholders	$5.25	$1.10	$1.75
Diluted earnings per share:
Income from continuing operations before gains on sale and discontinued operations	$2.17	$0.63	$0.92
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	1.24	0.04	0.40
Net income from discontinued operations	0.19	0.27	0.35
Gain on sale of discontinued operations	1.63	0.16	0.07
Net income attributable to SL Green common stockholders	$5.23	$1.10	$1.74
Basic weighted average common shares outstanding	95,774	92,269	89,319
Diluted weighted average common shares and common share equivalents outstanding	99,696	95,266	92,873

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$545,863	$151,283	$209,700
Other comprehensive income (loss):
Change in net unrealized gain on derivative instruments, including SL Green's share of joint venture net unrealized gain on derivative instruments	10,643	13,490	2,127
Change in unrealized (loss) gain on marketable securities	(2,237)	1,497	(3,657)
Other comprehensive income (loss)	8,406	14,987	(1,530)
Comprehensive income	554,269	166,270	208,170
Net income attributable to noncontrolling interests	(27,807)	(15,912)	(13,295)
Other comprehensive (income) loss attributable to noncontrolling interests	(175)	(611)	388
Comprehensive income attributable to SL Green	$526,287	$149,747	$195,263

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
				Common Stock
	Series C Preferred Stock	Series D Preferred Stock	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2011	$274,022	$96,321	$—	85,783	$892	$4,236,959	$(308,708)	$(28,445)	$1,704,506	$477,762	$6,453,309
Net income									196,405	5,591	201,996
Other comprehensive income								(1,142)			(1,142)
Preferred dividends									(30,411)		(30,411)
DRIP proceeds				1,305	13	99,557					99,570
Conversion of units of the Operating Partnership to common stock				1,096	11	87,502					87,513
Redemption of preferred stock	(93,682)	(96,321)							(10,010)		(200,013)
Reallocation of noncontrolling interest in the operating partnership									(61,238)		(61,238)
Deferred compensation plan and stock award, net				43	3	719	(14,150)				(13,428)
Amortization of deferred compensation plan						28,742					28,742
Net proceeds from preferred stock offering			221,965								221,965
Issuance of common stock				2,640	27	201,252					201,279
Proceeds from stock options exercised				383	4	13,169					13,173
Contributions to consolidated joint venture interest										25,894	25,894
Cash distributions to noncontrolling interests										(21,946)	(21,946)
Cash distribution declared ($1.08 per common share, none of which represented a return of capital for federal income tax purposes)									(98,160)		(98,160)
Balance at December 31, 2012	180,340	—	221,965	91,250	950	4,667,900	(322,858)	(29,587)	1,701,092	487,301	6,907,103
Net income									135,371	10,629	146,000
Other comprehensive income								14,376			14,376
Preferred dividends									(21,881)		(21,881)
DRIP proceeds						67					67
Conversion of units of the Operating Partnership to common stock				239	2	17,285					17,287
Redemption of preferred stock	(180,340)								(12,160)		(192,500)
Preferred stock issuance costs			(33)								(33)
Reallocation of noncontrolling interest in the Operating Partnership									(45,618)		(45,618)
Deferred compensation plan and stock award, net				135	2	752	(588)				166

Amortization of deferred compensation plan						26,329					26,329
Issuance of common stock				3,062	30	290,669					290,699
Proceeds from stock options exercised				224	2	12,902					12,904
Sale of treasury stock				83			6,090		1,030		7,120
Contributions to consolidated joint venture interest										8,164	8,164
Cash distributions to noncontrolling interests										(14,623)	(14,623)
Cash distribution declared ($1.49 per common share, none of which represented a return of capital for federal income tax purposes)									(138,684)		(138,684)
Balance at December 31, 2013	—	—	221,932	94,993	986	5,015,904	(317,356)	(15,211)	1,619,150	491,471	7,016,876
Net income									518,056	6,590	524,646
Other comprehensive income								8,231			8,231
Preferred dividends									(14,952)		(14,952)
DRIP proceeds						64					64
Conversion of units of the Operating Partnership to common stock				315	3	31,650					31,653
Reallocation of noncontrolling interest in the Operating Partnership									(168,439)		(168,439)
Deferred compensation plan and stock award, net				15		1,601	(3,115)				(1,514)
Amortization of deferred compensation plan						29,749					29,749
Issuance of common stock				1,654	17	185,304					185,321
Proceeds from stock options exercised				348	4	25,207					25,211
Contributions to consolidated joint venture interests										30,800	30,800
Cash distributions to noncontrolling interests										(7,019)	(7,019)
Cash distributions declared ($2.10 per common share, none of which represented a return of capital for federal income tax purposes)									(201,411)		(201,411)
Balance at December 31, 2014	$—	$—	$221,932	97,325	$1,010	$5,289,479	$(320,471)	$(6,980)	$1,752,404	$521,842	$7,459,216

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$545,863	$151,283	$209,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400,001	357,599	351,539
Equity in net income from unconsolidated joint ventures	(26,537)	(9,921)	(76,418)
Distributions of cumulative earnings from unconsolidated joint ventures	28,859	34,997	91,145
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(123,253)	(3,601)	(37,053)
Purchase price fair value adjustment	(71,446)	2,305	—
Depreciable real estate reserves	—	2,150	—
Gain on sale of discontinued operations	(163,059)	(14,900)	(6,627)
Loan loss and other investment reserves, net of recoveries	—	—	564
Gain on sale of investments in marketable securities	(3,895)	—	(4,940)
Loss on early extinguishment of debt	32,365	10,963	6,978
Deferred rents receivable	(56,362)	(56,739)	(66,079)
Other non-cash adjustments	(28,559)	(37,843)	(18,868)
Changes in operating assets and liabilities:
Restricted cash—operations	861	2,037	(13,812)
Tenant and other receivables	1,978	(7,570)	(10,998)
Related party receivables	(3,673)	(917)	(3,529)
Deferred lease costs	(53,333)	(52,228)	(48,368)
Other assets	9,340	2,904	(35,932)
Accounts payable, accrued expenses and other liabilities and security deposits	(7,796)	(1,473)	9,389
Deferred revenue and land leases payable	9,027	7,157	62
Net cash provided by operating activities	490,381	386,203	346,753
Investing Activities
Acquisitions of real estate property	(1,039,530)	(594,595)	(544,568)
Additions to land, buildings and improvements	(369,887)	(196,571)	(148,148)
Escrowed cash—capital improvements/acquisition deposits	(8,461)	(7,672)	(70,080)
Investments in unconsolidated joint ventures	(382,010)	(150,274)	(215,174)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	236,181	42,720	127,876
Proceeds from disposition of real estate/joint venture interest	820,599	227,615	178,485
Proceeds from sale of marketable securities	8,248	2,370	11,070
Purchases of marketable securities	(14,364)	(11,493)	(6,660)
Other investments	(7,448)	(43,163)	(36,750)
Origination of debt and preferred equity investments	(617,090)	(555,137)	(645,229)
Repayments or redemption of debt and preferred equity investments	576,927	657,765	185,775
Net cash used in investing activities	(796,835)	(628,435)	(1,163,403)

	Year Ended December 31,
	2014	2013	2012
Financing Activities
Proceeds from mortgages and other loans payable	$2,151,603	$1,257,172	$1,230,167
Repayments of mortgages and other loans payable	(2,201,999)	(1,085,220)	(684,954)
Proceeds from revolving credit facility and senior unsecured notes	1,908,000	1,164,000	1,751,480
Repayments of revolving credit facility and senior unsecured notes	(1,386,588)	(1,020,215)	(1,577,756)
Payment of debt extinguishment costs	(50,150)	—	(6,909)
Proceeds from stock options exercised and DRIP issuance	25,275	12,971	112,743
Net proceeds from sale of common stock	185,321	290,699	201,279
Net proceeds from sale of preferred stock	—	—	221,965
Redemption of preferred stock	(2,000)	(192,533)	(200,013)
Sale or purchase of treasury stock	—	7,120	(14,150)
Distributions to noncontrolling interests in other partnerships	(7,019)	(14,623)	(21,946)
Contributions from noncontrolling interests in other partnerships	30,675	8,164	25,894
Distributions to noncontrolling interests in the Operating Partnership	(7,849)	(4,146)	(3,296)
Dividends paid on common and preferred stock	(206,974)	(148,407)	(121,238)
Other obligations related to mortgage loan participations	—	—	5,000
Deferred loan costs and capitalized lease obligation	(57,124)	(16,042)	(49,824)
Net cash provided by financing activities	381,171	258,940	868,442
Net increase in cash and cash equivalents	74,717	16,708	51,792
Cash and cash equivalents at beginning of year	206,692	189,984	138,192
Cash and cash equivalents at end of year	$281,409	$206,692	$189,984

Supplemental cash flow disclosures:
Interest paid	$348,230	$325,903	$322,469
Income taxes paid	4,056	2,666	17

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,601	$164	$722
Issuance of units in the Operating Partnership	56,469	24,750	42,239
Redemption of units in the Operating Partnership	31,653	17,287	87,513
Derivative instruments at fair value	11,230	636	92
Assignment of debt investment to joint venture	—	—	25,362
Mortgage assigned to joint venture	150,000	—	—
Tenant improvements and capital expenditures payable	9,408	502	1,738
Fair value adjustment to noncontrolling interest in the Operating Partnership	168,439	45,618	61,238
Assumption of mortgage loans	16,000	84,642	—
Consolidation of real estate investments and other adjustments	1,316,591	90,934	—
Repayment of mezzanine loans	—	—	13,750
Redemption of Series E units	—	—	31,698
Repayment of financing receivable	—	—	28,195
Investment in joint venture	88,957	—	5,135
Capital leased asset	—	9,992	28,132
Deconsolidation of a subsidiary	112,095	—	104,107
Transfer to net assets held for sale	462,430	—	4,901
Transfer to liabilities related to net assets held for sale	266,873	—	136
Transfer of financing receivable to debt investment	19,675	—	—
Deferred leasing payable	8,667	5,024	91
Issuance of preferred units	27,565	—	47,550
In December 2014, 2013 and 2012, the Company declared quarterly distributions per share of $0.60, $0.50 and $0.33, respectively. These distributions were paid in January 2015, 2014 and 2013, respectively.
The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Report of Independent Registered Public Accounting Firm
The Partners of SL Green Operating Partnership, L.P.
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the "Operating Partnership") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Operating Partnership at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 23, 2015

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,844,518	$3,032,526
Building and improvements	8,778,593	7,884,663
Building leasehold and improvements	1,418,585	1,366,281
Properties under capital lease	27,445	50,310
	14,069,141	12,333,780
Less: accumulated depreciation	(1,905,165)	(1,646,240)
	12,163,976	10,687,540
Assets held for sale	462,430	—
Cash and cash equivalents	281,409	206,692
Restricted cash	149,176	142,051
Investment in marketable securities	39,429	32,049
Tenant and other receivables, net of allowance of $18,068 and $17,325 in 2014 and 2013, respectively	57,369	60,393
Related party receivables	11,735	8,530
Deferred rents receivable, net of allowance of $27,411 and $30,333 in 2014 and 2013, respectively	374,944	386,508
Debt and preferred equity investments, net of discounts and deferred origination fees of $19,172 and $18,593 in 2014 and 2013, respectively, and allowance of $1,000 in 2013	1,408,804	1,304,839
Investments in unconsolidated joint ventures	1,172,020	1,113,218
Deferred costs, net	327,962	267,058
Other assets	647,333	750,123
Total assets	$17,096,587	$14,959,001
Liabilities
Mortgages and other loans payable	$5,586,709	$4,860,578
Revolving credit facility	385,000	220,000
Term loan and senior unsecured notes	2,107,078	1,739,330
Accrued interest payable and other liabilities	137,634	114,622
Accounts payable and accrued expenses	173,246	145,889
Deferred revenue	187,148	263,261
Capitalized lease obligations	20,822	47,671
Deferred land leases payable	1,215	22,185
Dividend and distributions payable	64,393	52,255
Security deposits	66,614	61,308
Liabilities related to assets held for sale	266,873	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,096,732	7,627,099
Commitments and contingencies	—	—
Preferred Units	71,115	49,550

Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2014 and 2013	221,932	221,932
SL Green partners' capital (1,013 and 979 general partner common units and 96,312 and 94,014 limited partner common units outstanding at December 31, 2014 and 2013, respectively)	7,078,924	6,506,747
Limited partner interests in SLGOP (3,973 and 2,902 limited partner common units outstanding at December 31, 2014 and 2013, respectively	113,298	77,864
Accumulated other comprehensive loss	(7,256)	(15,662)
Total SLGOP partners' capital	7,406,898	6,790,881
Noncontrolling interests in other partnerships	521,842	491,471
Total capital	7,928,740	7,282,352
Total liabilities and capital	$17,096,587	$14,959,001

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(in thousands, except per unit amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues
Rental revenue, net	$1,121,066	$996,782	$984,079
Escalation and reimbursement	164,376	155,965	151,187
Investment income	178,815	193,843	119,155
Other income	55,721	24,475	35,631
Total revenues	1,519,978	1,371,065	1,290,052
Expenses
Operating expenses, including $19,308 (2014), $19,152 (2013) and $17,645 (2012) of related party expenses	282,283	276,589	275,872
Real estate taxes	217,843	203,076	194,371
Ground rent	32,307	31,951	31,504
Interest expense, net of interest income	317,400	310,894	309,681
Amortization of deferred financing costs	22,377	15,855	18,558
Depreciation and amortization	371,610	324,461	311,860
Loan loss and other investment reserves, net of recoveries	—	—	564
Transaction related costs, net of recoveries	8,707	3,985	5,402
Marketing, general and administrative	92,488	86,192	82,840
Total expenses	1,345,015	1,253,003	1,230,652
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain (loss) on sale of investment in marketable securities and loss on early extinguishment of debt	174,963	118,062	59,400
Equity in net income from unconsolidated joint ventures	26,537	9,921	76,418
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	123,253	3,601	37,053
Purchase price fair value adjustment	67,446	(2,305)	—
Gain (loss) on sale of investment in marketable securities	3,895	(65)	4,940
Loss on early extinguishment of debt	(32,365)	(18,518)	(6,978)
Income from continuing operations	363,729	110,696	170,833
Net income from discontinued operations	19,075	25,687	32,240
Gain on sale of discontinued operations	163,059	14,900	6,627
Net income	545,863	151,283	209,700
Net income attributable to noncontrolling interests in other partnerships	(6,590)	(10,629)	(5,591)
Preferred unit distributions	(2,750)	(2,260)	(2,107)
Net income attributable to SLGOP	536,523	138,394	202,002
Preferred unit redemption costs	—	(12,160)	(10,010)
Perpetual preferred unit distributions	(14,952)	(21,881)	(30,411)
Net income attributable to SLGOP common unitholders	$521,571	$104,353	$161,581
Amounts attributable to SLGOP common unitholders:
Income from continuing operations before gains on sale and discontinued operations	$148,738	$62,470	$85,661
Purchase price fair value adjustment	67,446	(2,305)	—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	123,253	3,601	37,053
Net income from discontinued operations	19,075	25,687	32,240
Gain on sale of discontinued operations	163,059	14,900	6,627
Net income attributable to SLGOP common unitholders	$521,571	$104,353	$161,581
Basic earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$2.18	$0.64	$0.93
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	1.24	0.04	0.40
Net income from discontinued operations	0.19	0.27	0.35
Gain on sale of discontinued operations	1.64	0.15	0.07
Net income attributable to SLGOP common unitholders	$5.25	$1.10	$1.75

Diluted earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$2.17	$0.63	$0.92
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	1.24	0.04	0.40
Net income from discontinued operations	0.19	0.27	0.35
Gain on sale of discontinued operations	1.63	0.16	0.07
Net income attributable to SLGOP common unitholders	$5.23	$1.10	$1.74
Basic weighted average common units outstanding	99,288	95,004	92,526
Diluted weighted average common units and common unit equivalents outstanding	99,696	95,266	92,873

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$545,863	$151,283	$209,700
Other comprehensive income (loss):
Change in net unrealized gain on derivative instruments, including SLGOP's share of joint venture net unrealized gain on derivative instruments	10,643	13,490	2,127
Change in unrealized (loss) gain on marketable securities	(2,237)	1,497	(3,657)
Other comprehensive income (loss)	8,406	14,987	(1,530)
Comprehensive income	554,269	166,270	208,170
Net income attributable to noncontrolling interests	(6,590)	(10,629)	(5,591)
Comprehensive income attributable to SLGOP	$547,679	$155,641	$202,579

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
				General Partner		Limited Partners
	Series C Preferred Units	Series D Preferred Units	Series I Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2011	$274,022	$96,321	$—	85,783	$5,714,856	2,765	$114,497	$(29,119)	$477,762	$6,648,339
Net income	20,290	4,266	5,855		165,994		5,597		5,591	207,593
Other comprehensive loss								(1,530)		(1,530)
Preferred distributions	(20,290)	(4,266)	(5,855)							(30,411)
Issuance of common units						801	42,239			42,239
DRIP proceeds				1,305	99,570					99,570
Redemption of units				1,096	87,513	(1,096)	(87,513)			—
Redemption of preferred units	(93,682)	(96,321)			(10,010)					(200,013)
Deferred compensation plan and stock award, net				43	(13,428)	290				(13,428)
Amortization of deferred compensation plan					28,742					28,742
Contribution to consolidated joint venture interest									25,894	25,894
Contributions—net proceeds from preferred stock offering			221,965							221,965
Contributions—net proceeds from common stock offering				2,640	201,279					201,279
Contributions—proceeds from stock options exercised				383	13,173					13,173
Distributions to noncontrolling interests									(21,946)	(21,946)
Cash distribution declared ($1.08 per common unit, none of which represented a return of capital for federal income tax purposes)					(98,160)		(3,296)			(101,456)
Balance at December 31, 2012	180,340	—	221,965	91,250	6,189,529	2,760	71,524	(30,649)	487,301	7,120,010
Net income	6,932		14,949		113,490		3,023		10,629	149,023
Other comprehensive income								14,987		14,987
Preferred distributions	(6,932)		(14,949)							(21,881)
Issuance of common units						381	24,750			24,750
DRIP proceeds				—	67					67
Redemption of units				239	17,287	(239)	(17,287)			—
Redemption of preferred units	(180,340)				(12,160)					(192,500)
Preferred units issuance costs			(33)							(33)
Deferred compensation plan and stock award, net				135	166					166
Amortization of deferred compensation plan					26,329					26,329
Contribution to consolidated joint venture interest									8,164	8,164
Contributions—net proceeds from common stock offering				3,062	290,699					290,699

Contributions-treasury shares				83	7,120					7,120
Contributions—proceeds from stock options exercised				224	12,904					12,904
Distributions to noncontrolling interests									(14,623)	(14,623)
Cash distribution declared ($1.49 per common unit, none of which represented a return of capital for federal income tax purposes)					(138,684)		(4,146)			(142,830)
Balance at December 31, 2013	—	—	221,932	94,993	6,506,747	2,902	77,864	(15,662)	491,471	7,282,352
Net income			14,952		503,104		18,467		6,590	543,113
Other comprehensive loss								8,406		8,406
Preferred distributions			(14,952)							(14,952)
Issuance of common units						1,386	56,469			56,469
DRIP proceeds					64					64
Redemption of units				315	31,653	(315)	(31,653)			—
Deferred compensation plan and stock award, net				15	(1,514)					(1,514)
Amortization of deferred compensation plan					29,749					29,749
Contribution to consolidated joint venture interest									30,800	30,800
Contributions - net proceeds from common stock offering				1,654	185,321					185,321
Contributions - proceeds from stock options exercised				348	25,211					25,211
Cash distributions to noncontrolling interests									(7,019)	(7,019)
Cash distribution declared ($2.10 per common unit, none of which represented a return of capital for federal income tax purposes)					(201,411)		(7,849)			(209,260)
Balance at December 31, 2014	$—	$—	$221,932	97,325	$7,078,924	3,973	$113,298	$(7,256)	$521,842	$7,928,740

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$545,863	$151,283	$209,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	400,001	357,599	351,539
Equity in net income from unconsolidated joint ventures	(26,537)	(9,921)	(76,418)
Distributions of cumulative earnings from unconsolidated joint ventures	28,859	34,997	91,145
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(123,253)	(3,601)	(37,053)
Purchase price fair value adjustment	(71,446)	2,305	—
Depreciable real estate reserves	—	2,150	—
Gain on sale of discontinued operations	(163,059)	(14,900)	(6,627)
Loan loss and other investment reserves, net of recoveries	—	—	564
Gain on sale of investments in marketable securities	(3,895)	—	(4,940)
Loss on early extinguishment of debt	32,365	10,963	6,978
Deferred rents receivable	(56,362)	(56,739)	(66,079)
Other non-cash adjustments	(28,559)	(37,843)	(18,868)
Changes in operating assets and liabilities:
Restricted cash—operations	861	2,037	(13,812)
Tenant and other receivables	1,978	(7,570)	(10,998)
Related party receivables	(3,673)	(917)	(3,529)
Deferred lease costs	(53,333)	(52,228)	(48,368)
Other assets	9,340	2,904	(35,932)
Accounts payable, accrued expenses and other liabilities and security deposits	(7,796)	(1,473)	9,389
Deferred revenue and land leases payable	9,027	7,157	62
Net cash provided by operating activities	490,381	386,203	346,753
Investing Activities
Acquisitions of real estate property	(1,039,530)	(594,595)	(544,568)
Additions to land, buildings and improvements	(369,887)	(196,571)	(148,148)
Escrowed cash—capital improvements/acquisition deposits	(8,461)	(7,672)	(70,080)
Investments in unconsolidated joint ventures	(382,010)	(150,274)	(215,174)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	236,181	42,720	127,876
Net proceeds from disposition of real estate/joint venture interest	820,599	227,615	178,485
Proceeds from sale of marketable securities	8,248	2,370	11,070
Purchases of marketable securities	(14,364)	(11,493)	(6,660)
Other investments	(7,448)	(43,163)	(36,750)
Origination of debt and preferred equity investments	(617,090)	(555,137)	(645,229)
Repayments or redemption of debt and preferred equity investments	576,927	657,765	185,775
Net cash used in investing activities	(796,835)	(628,435)	(1,163,403)

	Years Ended December 31,
	2014	2013	2012
Financing Activities
Proceeds from mortgages and other loans payable	$2,151,603	$1,257,172	$1,230,167
Repayments of mortgages and other loans payable	(2,201,999)	(1,085,220)	(684,954)
Proceeds from revolving credit facility, term loan and senior unsecured notes	1,908,000	1,164,000	1,751,480
Repayments of revolving credit facility, term loan and senior unsecured notes	(1,386,588)	(1,020,215)	(1,577,756)
Payments of debt extinguishment costs	(50,150)	—	(6,909)
Contributions of proceeds from stock options exercised and DRIP issuance	25,275	12,971	112,743
Contributions of net proceeds from sale of common stock	185,321	290,699	201,279
Contributions of net proceeds from sale of preferred stock	—	—	221,965
Redemption of preferred stock	(2,000)	(192,533)	(200,013)
Sale or purchase of treasury stock	—	7,120	(14,150)
Distributions to noncontrolling interests in other partnerships	(7,019)	(14,623)	(21,946)
Contributions from noncontrolling interests in other partnerships	30,675	8,164	25,894
Distributions paid on common and preferred units	(214,823)	(152,553)	(124,534)
Other obligations related to mortgage loan participations	—	—	5,000
Deferred loan costs and capitalized lease obligation	(57,124)	(16,042)	(49,824)
Net cash provided by financing activities	381,171	258,940	868,442
Net increase in cash and cash equivalents	74,717	16,708	51,792
Cash and cash equivalents at beginning of year	206,692	189,984	138,192
Cash and cash equivalents at end of year	$281,409	$206,692	$189,984

Supplemental cash flow disclosures:
Interest paid	$348,230	$325,903	$322,469
Income taxes paid	4,056	2,666	17

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,601	$164	$722
Issuance of units in the Operating Partnership	56,469	24,750	42,239
Redemption of units in the Operating Partnership	31,653	17,287	87,513
Derivative instruments at fair value	11,230	636	92
Assignment of debt investment to joint venture	—	—	25,362
Mortgage assigned to joint venture	150,000	—	—
Tenant improvements and capital expenditures payable	9,408	502	1,738
Assumption of mortgage loans	16,000	84,642	—
Consolidation of real estate investments and other adjustments	1,316,591	90,934	—
Repayment of mezzanine loans	—	—	13,750
Redemption of Series E units	—	—	31,698
Repayment of financing receivable	—	—	28,195
Investment in joint venture	88,957	—	5,135
Capital leased asset	—	9,992	28,132
Deconsolidation of a subsidiary	112,095	—	104,107
Transfer to net assets held for sale	462,430	—	4,901
Transfer to liabilities related to net assets held for sale	266,873	—	136
Transfer of financing receivable to debt investment	19,675	—	—
Deferred leasing payable	8,667	5,024	91
Issuance of preferred units	27,565	—	47,550
In December 2014, 2013 and 2012, SLGOP declared quarterly distributions per common unit of $0.60, $0.50 and $0.33, respectively. These distributions were paid in January 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2014
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
Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2014, noncontrolling investors held, in the aggregate, a 3.92% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.
As of December 31, 2014, we owned the following interests in commercial office buildings in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	23		18,429,045	7	3,476,115	30	21,905,160	95.3%
	Retail	9	(2)	403,735	7	279,628	16	683,363	91.0%
	Development/Redevelopment	9	(3)	1,973,862	5	1,952,782	14	3,926,644	32.6%
	Fee Interest	2		783,530	—	—	2	783,530	100.0%
		43		21,590,172	19	5,708,525	62	27,298,697	86.3%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	82.4%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		85,000	2	65,641	3	150,641	54.2%
		29		4,502,400	6	1,287,741	35	5,790,141	81.8%
Total commercial properties		72		26,092,572	25	6,996,266	97	33,088,838	85.5%
Residential:
Manhattan	Residential	3	(2)	735,587	—	—	3	735,587	95.6%
Suburban	Residential	1		66,611	—	—	1	66,611	89.6%
Total residential properties		4		802,198	—	—	4	802,198	95.2%
Total portfolio		76		26,894,770	25	6,996,266	101	33,891,036	85.8%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2014, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

(3)	Includes one property which was held for sale as of December 31, 2014 and sold in January 2015.
As of December 31, 2014, we also managed an approximately 336,201 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $1.4 billion.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of December 31, 2014 and 2013 are $198.4 million and $605.9 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of December 31, 2014 and 2013 are $106.5 million and $370.9 million, respectively, related to our consolidated VIEs. Also, included in assets held for sale and liabilities related to assets held for sale on our consolidated balance sheet as of December 31, 2014 are $445.0 million of commercial real estate and $253.9 million of mortgage related to our consolidated VIEs.
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
We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package from us, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

A property to be disposed of is reported at the lower of its carrying value or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations. See Note 4, "Properties Held for Sale and Dispositions."
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
Depreciation expense (including amortization of the capital lease asset) amounted to $338.8 million, $296.5 million and $287.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our consolidated properties were impaired at December 31, 2014.
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. In June 2013, we recorded a $2.2 million impairment charge in connection with the sale of 300 Main Street in Stamford, Connecticut. We do not believe that the value of our real estate property held for sale was impaired at December 31, 2014.
We incur a variety of costs in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
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
When we acquire our partner's equity interest in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment's purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of income. In May 2014, we recognized a purchase price fair value adjustment of $71.4 million in connection with the consolidation of 388-390 Greenwich Street. In April 2013, we recognized a purchase price fair value adjustment of $(2.3) million in connection with the consolidation of 16 Court Street. These acquisitions were previously accounted for as investments in unconsolidated joint ventures.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2014, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 7.03 years, 5.62 years, and 5.96 years, respectively.
We recognized an increase of $23.3 million, $18.8 million and $16.5 million in rental revenue for the years ended December 31, 2014, 2013 and 2012, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. The increase in rental revenue for the year ended December 31, 2013 is net of $6.8 million resulting from a write-off of above-market and in-place balances associated with a former tenant. Excluding this non-recurring charge, we recognized an increase of $25.6 million in rental revenue for the year ended December 31, 2013 for the amortization of aggregate below-market leases in excess of above-market leases and reductions in lease origination costs. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of $5.0 million, $5.0 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Identified intangible assets (included in other assets):
Gross amount	$664,297	$746,704
Accumulated amortization	(383,236)	(343,339)
Net	$281,061	$403,365
Identified intangible liabilities (included in deferred revenue):
Gross amount	$655,755	$671,380
Accumulated amortization	(483,948)	(429,138)
Net	$171,807	$242,242
The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2015	$1,978
2016	(592)
2017	(1,303)
2018	(3,135)
2019	(3,994)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2015	$9,150
2016	5,919
2017	4,442
2018	3,005
2019	2,467
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
The cost of bonds and marketable securities sold is determined using the specific identification method.
At December 31, 2014 and 2013, we held the following marketable securities (in thousands):

	December 31,
	2014	2013
Equity marketable securities	$4,332	$4,307
Commercial mortgage-backed securities	35,097	24,419
Rake bonds	—	3,323
Total marketable securities available-for-sale	$39,429	$32,049
The cost basis of the commercial mortgage-backed securities was $32.4 million and $23.0 million at December 31, 2014 and 2013, respectively. These securities mature at various times through 2049. The cost basis of the rake bonds was $3.6 million at December 31, 2013.
During the year ended December 31, 2014 and 2012, we disposed of marketable securities for aggregate net proceeds of $4.4 million and $6.8 million, respectively, and realized gains of $3.9 million and $4.9 million, respectively, which are included in gain on sale of investment in marketable securities on the consolidated statements of income. We did not sell any of our marketable securities during the year ended December 31, 2013.
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $18.4 million which we guarantee at one joint ventures and performance guarantees under master leases at two other joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2014.
We may originate loans for real estate acquisition, development and construction, where we expect to receive some or all of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with our loan accounting for our debt and preferred equity investments.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2014, 2013 and 2012, $15.1 million, $12.4 million and $11.0 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
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
December 31, 2014

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
Interest income on debt and preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as a reduction to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cashflows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the years ended December 31, 2014 and 2013. We recorded loan loss reserves of $3.0 million on investments held to maturity during the year ended December 31, 2012, partially offset by recoveries of $2.4 million.
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
Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may elect in the future, to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal and state income tax liability for these entities.
During the years ended December 31, 2014 and 2013, we recorded Federal, state and local tax provisions of $7.8 million and $4.4 million, respectively. There were no Federal, state and local tax provisions for the year ended December 31, 2012.
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
December 31, 2014

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
For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date the compensation committee of SL Green's board of directors authorizes the award, adopts any relevant performance measures and communicates the award to the employees. For programs with awards that vest based on the achievement of a performance condition or market condition, we determine whether it is probable that the performance condition will be met, and estimate compensation cost based on the fair value of the award at the applicable reporting date estimated using a binomial model or market quotes. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of the Company's common stock, at the current quoted market price, from certain key employees to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.
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
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge, interest rate risk. Effectiveness is essential for those derivatives that we intend to quality for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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
December 31, 2014

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is primarily located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than three tenants who account for 10.9%, 7.2% and 5.6% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 2.0%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

of our share of annualized cash rent, including our share of joint venture annualized rent, at December 31, 2014. For the year ended December 31, 2014, 9.9%, 9.8%, 7.8% and 7.5% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 388-390 Greenwich Street, 1185 Avenue of the Americas and 919 Third Avenue, respectively. For the year ended December 31, 2013, 10.6%, 7.8%, 7.7% and 6.4% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively. For the year ended December 31, 2012, 10.2%, 8.0%, 7.1%, and 6.2% of our annualized rent for consolidated properties was attributable to 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively. As of December 31, 2014, 73.4% of our work force is covered by six collective bargaining agreements and 77.6% of our work force which services substantially all of our properties is covered by a collective bargaining agreement which expires in December 2015. See Note 20, "Benefits Plans."
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.
Accounting Standards Updates
In February 2015, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (Accounting Standards Update, or ASU, No. 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In June 2014, the FASB, issued final guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement and also eliminates existing guidance for repurchase financings (ASU, No. 2014-11). New disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning after March 15, 2015. Early adoption of this guidance is prohibited. The Company will adopt this standard beginning in the first quarter of 2015. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.
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
In February 2013, the FASB issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income, or AOCI (ASU No. 2013-02). The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance was effective for calendar year-end public companies beginning in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

In December 2011, the FASB issued guidance that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity must apply the accounting guidance for sales of real estate to determine whether it should derecognize the in-substance real estate (ASU No. 2011-10). The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the debt. The guidance was effective for calendar year-end public and nonpublic companies in 2013 and is to be applied on a prospective basis. Early adoption of the guidance is permitted. Adoption of this guidance did not have a material impact on our consolidated financial statements.
In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements (ASU No. 2011-04). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance was effective as of the first quarter of 2012, and its adoption did not have a material impact on our consolidated financial statements.
3. Property Acquisitions
2014 Acquisitions
During the year ended December 31, 2014, the properties listed below were acquired from third parties. The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	102 Greene Street(1)	635 Madison Avenue(1)(4)	752 Madison Avenue(1)(2)	719 Seventh Avenue(1)(5)	115 Spring Street(1)	388-390 Greenwich Street (1)(3)
Acquisition Date	October 2014	September 2014	August 2014	July 2014	July 2014	May 2014
Ownership Type	Fee Interest	Fee Interest	Leasehold Interest	Fee Interest	Fee Interest	Fee Interest
Property Type	Retail	Land	Retail	Development	Retail	Office

Purchase Price Allocation:
Land	$11,288	$153,745	$282,415	$14,402	$15,938	$558,777
Building and building leasehold	20,962	—	—	26,747	37,187	1,037,729
Above market lease value	—	—	—	—	—	—
Acquired in-place leases	—	—	—	—	—	—
Other assets, net of other liabilities	—	—	—	—	—	6,495
Assets acquired	32,250	153,745	282,415	41,149	53,125	1,603,001
Mark-to-market assumed debt	—	—	—	—	—	—
Below market lease value	—	—	—	—	—	—
Derivatives	—	—	—	—	—	18,001
Liabilities assumed	—	—	—	—	—	18,001
Purchase price	$32,250	$153,745	$282,415	$41,149	$53,125	$1,585,000
Net consideration funded by us at closing, excluding consideration financed by debt	$32,250	$153,745	$282,415	$41,149	$53,125	$208,614
Equity and/or debt investment held	$—	$—	$—	$—	$—	$148,025
Debt assumed	$—	$—	$—	$—	$—	$1,162,379
____________________________________________________________________

(1)	We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place leases.

(2)	In January 2012, a separate joint venture in which an SL Green entity holds an 80% interest acquired the ground tenancy position.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

(3)
In May 2014, we acquired Ivanhoe Cambridge, Inc.'s 49.65% economic interest in this property, thereby consolidating full ownership of the property. The transaction valued the consolidated interests at $1.585 billion. Simultaneous with the closing, we refinanced the previous mortgage with a $1.45 billion mortgage. We also assumed the existing derivative instruments, which swapped $504.0 million of the mortgage to fixed rate. We recognized a purchase price fair value adjustment of $71.4 million upon closing of this transaction. This property, which we initially acquired in December 2007, was previously accounted for as an investment in unconsolidated joint ventures.

(4)	This property was acquired inclusive of the issuance of $4.0 million aggregate liquidation preference of Series J Preferred Units of limited partnership interest of the Operating Partnership.

(5)
We, along with our joint venture partner, acquired this property inclusive of the issuance of $14.1 million aggregate liquidation preference of Series L Preferred Units of limited partnership interest of the Operating Partnership and $9.5 million aggregate liquidation preference of Series K Preferred Units of limited partnership interest of the Operating Partnership. We hold a 75.0% controlling interest in this joint venture.

2013 Acquisitions
During the year ended December 31, 2013, the properties listed below were acquired from unrelated third parties. The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	315 West 33rd Street(1)	Assemblage of Retail Development Properties on Fifth Avenue(1)	16 Court(2)	248-252 Bedford Avenue(3)
Acquisition Date	November 2013	November 2013	April 2013	March 2013
Ownership Type	Fee Interest	Fee Interest	Fee Interest	Fee Interest
Property Type	Residential	Development	Office	Residential

Purchase Price Allocation:
Land	$195,834	$135,513	$19,217	$10,865
Building and building leasehold	164,429	10,487	63,210	44,035
Above market lease value	7,084	—	5,122	—
Acquired in-place leases	26,125	—	9,422	—
Other assets, net of other liabilities	1,142	—	3,380	—
Assets acquired	394,614	146,000	100,351	54,900
Mark-to-market assumed debt	—	—	294	—
Below market lease value	7,839	—	3,885	—
Liabilities assumed	7,839	—	4,179	—
Purchase price	$386,775	$146,000	$96,172	$54,900
Net consideration funded by us at closing, excluding consideration financed by debt	$386,775	$146,000	$4,000	$21,782
Equity and/or debt investment held	$—	$—	$13,835	$—
Debt assumed	$—	$—	$84,642	$—
____________________________________________________________________

(1)
During the year ended December 31, 2014, we finalized the purchase price allocation based on a third party appraisal and additional facts and circumstances that existed at the acquisition dates. These adjustments did not have a material impact to our consolidated statement of income for the year ended December 31, 2014.

(2)
In April 2013, we acquired interests from our joint venture partner, City Investment Fund, or CIF, in 16 Court Street in Brooklyn for $4.0 million. We have consolidated the ownership of the building. The transaction valued the consolidated interest at $96.2 million, inclusive of the $84.6 million mortgage encumbering the property. In April 2014, we repaid the mortgage. We recognized a purchase price fair value adjustment of $(2.3) million upon the closing of this transaction. This property, which we initially acquired in July 2007, was previously accounted for as an investment in unconsolidated joint ventures.

(3)
In March 2013, we, along with Magnum Real Estate Group, acquired 84 residential units, consisting of 72 apartment units and 12 townhouses, located at 248-252 Bedford Avenue, Williamsburg, Brooklyn for $54.9 million. Simultaneous with the closing on this property, the joint venture closed on a $22.0 million mortgage loan which was later refinanced in June 2014. The property is above a commercial property already owned by us. We hold a 90.0% controlling interest in this joint venture.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

2012 Acquisitions
During the year ended December 31, 2012, the properties listed below were acquired from unrelated third parties. The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	985-987 Third Avenue(1)	131-137 Spring Street	635-641 Sixth Avenue	304 Park Avenue South(2)	Stonehenge Properties(3)
Acquisition Date	December 2012	December 2012	September 2012	June 2012	January 2012
Ownership Type	Fee Interest	Fee Interest	Fee Interest	Fee Interest	Fee Interest/Leasehold Interest
Property Type	Development	Retail	Development	Office	Residential/Retail

Purchase Price Allocation:
Land	$5,400	$27,021	$69,848	$54,189	$65,533
Building and building leasehold	12,600	105,342	104,474	75,619	128,457
Above market lease value	—	179	—	2,824	594
Acquired in-place leases	—	7,046	7,727	8,265	9,573
Other assets, net of other liabilities	—	—	—	—	2,190
Assets acquired	18,000	139,588	182,049	140,897	206,347
Fair value adjustment to mortgage note payable	—	—	—	—	—
Below market lease value	—	17,288	9,049	5,897	13,239
Liabilities assumed	—	17,288	9,049	5,897	13,239
Purchase price	$18,000	$122,300	$173,000	$135,000	$193,108
Net consideration funded by us at closing, excluding consideration financed by debt	$18,000	$122,300	$173,000	$135,000	$78,121
Equity and/or debt investment held	$—	$—	$—	$—	$—
Debt assumed	$—	$—	$—	$—	$—
____________________________________________________________________

(1)	This property was subsequently sold in July 2014. See Note 4, "Properties Held for Sale and Dispositions."

(2)	This property was acquired with $102.0 million in cash and $33.0 million in units of limited partnership interest of the Operating Partnership.

(3)
In January 2012, we acquired five retail and two multifamily properties in Manhattan for $193.1 million. This property was acquired inclusive of the issuance of $47.6 million aggregate liquidation preference of Series G Preferred Units of limited partnership interest of the Operating Partnership. Simultaneous with the closing, we financed the multifamily component, which encompasses 385 units and approximately 488,000 square feet (unaudited), with an aggregate $100.0 million fixed rate mortgage which bears interest at 4.1% and one of the retail properties financed with an $8.5 million fixed rate mortgage. We hold an 80.0% interest in this joint venture which we consolidate as it is a VIE and we have been designated as the primary beneficiary. In February 2013, we sold one of the retail properties, which is further described in Note 4, "Properties Held for Sale and Dispositions."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Pro Forma
The following table summarizes, on an unaudited pro forma basis, the results of operations of 388-390 Greenwich Street, which are included in the consolidated statements of income for the years ended December 31, 2014 and 2013 as though the acquisition of our joint venture partner's interest in 388-390 Greenwich Street was completed on January 1, 2013. The supplemental pro forma data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share amounts)	2014	2013
Actual revenues since acquisition	$1,519,978
Actual net income since acquisition	545,863
Pro forma revenues	1,562,206	1,481,021
Pro forma income from continuing operations(1)	298,679	205,437
Pro forma basic earnings per share	4.60	2.10
Pro forma diluted earnings per share	4.58	2.09
Pro forma basic earnings per unit	4.60	2.10
Pro forma diluted earnings per unit	4.58	2.09
____________________________________________________________________

(1)
The pro forma income from continuing operations for the years ended December 31, 2014 and 2013 includes the effect of the new financing necessary to complete the acquisition and the preliminary allocation of purchase price in connection with the changes in depreciation and amortization. In addition, the pro forma income from continuing operations for the year ended December 31, 2013 was adjusted to include the purchase price fair value adjustment, as though the acquisition was completed on January 1, 2013. The pro forma income from continuing operations for the year ended December 31, 2014 excludes this purchase price fair value adjustment.

4. Properties Held for Sale and Dispositions
As of December 31, 2014, we classified 180 Maiden Lane, with approximately 1,090,000 usable square feet (unaudited), as held for sale. Subsequent to year end, we sold the property for a gross sale price of $470.0 million.
Dispositions
The following table summarizes the properties sold during the years ended December 31, 2014, 2013, and 2012:

Property	Disposition Date	Property Type	Approximate Usable Square Feet (unaudited)	Sales Price (in millions)	Gain (Loss) on Sale(1) (in millions)
2 Herald Square	November 2014	Land	354,400	$365.0	$18.8
985-987 Third Avenue	July 2014	Development	13,678	68.7	29.8
673 First Avenue	May 2014	Office	422,000	145.0	117.6
300 Main Street	September 2013	Office	130,000	13.5	(2.2)
333 West 34th Street	August 2013	Office	345,400	220.3	13.8
44 West 55th Street	February 2013	Retail	8,557	6.3	1.1
292 Madison Avenue	February 2012	Land	203,800	85.0	6.6
____________________________________________________________________

(1)
The gain on sale for 2 Herald Square, 985-987 Third Avenue, 673 First Avenue, 333 West 34th Street, and 292 Madison Avenue are net of a $2.5 million, $1.3 million, $3.4 million, $3.0 million and $1.5 million employee compensation award, respectively, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, amounts do not include adjustments for expense recorded in subsequent periods.

Discontinued Operations
Discontinued operations included the results of operations of real estate assets under contract or sold prior to December 31, 2014. This included 180 Maiden Lane, which was held for sale at December 31, 2014, 2 Herald Square, 985-987 Third Avenue and 673 First Avenue, which were sold during 2014, 44 West 55th Street, 333 West 34th Street and 300 Main Street, which were sold in 2013, and 292 Madison Avenue, which was sold in 2012.

The following table summarizes net income from discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands).

	Year Ended December 31,
	2014	2013	2012
Revenues
Rental revenue	$51,090	$94,558	$97,254
Escalation and reimbursement revenues	4,646	14,856	16,232
Other income	23	554	8,295
Total revenues	55,759	109,968	121,781
Operating expenses	7,772	20,568	23,166
Real estate taxes	7,156	16,521	16,190
Ground rent	3,001	7,975	6,362
Interest expense, net of interest income	12,652	19,782	22,298
Depreciable real estate reserves	—	2,150	—
Transaction related costs, net of recoveries	89	2	383
Depreciation and amortization	5,581	16,443	20,250
Amortization of deferred financing costs	433	840	892
Total expenses	36,684	84,281	89,541
Net income from discontinued operations	$19,075	$25,687	$32,240
5. Debt and Preferred Equity Investments
During the years ended December 31, 2014 and 2013, our debt and preferred equity investments (net of discounts and deferred origination fees) increased $680.1 million and $601.3 million, respectively, due to originations, purchases, advances under future funding obligations, protective advances, accretion of reserves, discounts, premiums and paid-in-kind interest. We recorded repayments, participations and sales of $576.1 million and $644.9 million during the years ended December 31, 2014 and 2013, respectively, which offset the increases in debt and preferred equity investments.
Debt Investments
As of December 31, 2014 and 2013, we held the following debt investments with an aggregate weighted average current yield of 10.33% at December 31, 2014 (in thousands):

Loan Type	December 31, 2014 Future Funding Obligations	December 31, 2014 Senior Financing	December 31, 2014 Carrying Value, Net of Discounts and Deferred Origination Fees(1)	December 31, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees(1)	Initial Maturity Date
Fixed Rate Investments:
Jr. Mortgage Participation	$—	$398,500	$11,934	$11,856	March 2015
Jr. Mortgage Participation /Mezzanine Loan	—	205,000	70,688	68,319	February 2016
Other(2)	—	—	45,611	44,742	Various(2)
Mezzanine Loan(3)	—	177,000	14,068	15,012	May 2016
Jr. Mortgage Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	165,000	71,656	71,312	November 2016
Jr. Mortgage Participation/Mezzanine Loan(4)	—	1,109,000	98,934	26,884	March 2017
Other(4)	—	—	65,770	54,099	March 2017
Mezzanine Loan(5)	16,424	521,750	24,608	20,954	June 2017
Mezzanine Loan	—	539,000	49,629	—	July 2018
Mortgage Loan(6)	—	—	26,209	—	February 2019

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Mortgage Loan	—	—	637	—	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(7)	—	90,000	19,930	19,926	November 2023
Mezzanine Loan	—	95,000	30,000	—	January 2025
Total fixed rate	$16,424	$3,448,250	$582,174	$385,604
Floating Rate Investments:
Mezzanine Loan	7,785	50,000	37,322	—	April 2015
Mortgage/Mezzanine Loan	—	—	109,527	—	June 2015
Mezzanine Loan	—	110,000	49,614	49,110	September 2015
Mezzanine Loan	7,249	113,633	42,750	27,662	December 2015
Mezzanine Loan	—	775,000	73,402	72,823	March 2016
Mezzanine Loan(8)	—	160,000	22,573	22,526	June 2016
Mezzanine Loan	—	115,000	24,910	25,590	July 2016
Mezzanine Loan	3,641	172,105	33,726	25,725	November 2016
Mezzanine Loan	—	360,000	99,023	—	November 2016
Mezzanine Loan	333	33,833	11,835	11,798	December 2016
Mezzanine Loan	9,053	91,727	20,651	—	January 2017
Mortgage/Mezzanine Loan	2,847	110,767	38,524	—	July 2017
Mortgage/Mezzanine Loan	—	—	22,803	—	July 2017
Mortgage/Mezzanine Loan	—	—	16,848	—	September 2017
Mezzanine Loan	—	60,000	14,859	—	November 2017
Mortgage/Mezzanine Loan(9)	795	—	14,845	—	December 2017
Jr. Mortgage Participation/Mezzanine Loan	—	55,000	20,533	20,553	July 2018
Mortgage/Mezzanine Loan	—	—	18,083	—	February 2019
Mezzanine Loan	—	38,000	21,807	—	March 2019
Mortgage Loan(10)	—	—	—	30,000
Jr. Mortgage Participation(11)	—	—	—	24,046
Jr. Mortgage Participation/Mezzanine Loan(11)	—	—	—	131,724
Mezzanine Loan(12)	—	—	—	59,892
Jr. Mortgage Participation(12)	—	—	—	10,873
Mezzanine Loan(12)	—	—	—	38,549
Total floating rate	$31,703	$2,245,065	$693,635	$550,871
Total	$48,127	$5,693,315	$1,275,809	$936,475
Loan loss reserve			—	(1,000)
			$1,275,809	$935,475
____________________________________________________________________

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)
During the fourth quarter of 2014, both our $22.6 million junior participation and our $23.0 mezzanine loan were defeased and are now collateralized by defeasance securities. In connection with the defeasance, the maturity date of the mortgage in which we are a junior participant was accelerated from the May 2016 to February 2016, per the terms of the loan agreement. The maturity date of the mezzanine loan was not changed in connection with the defeasance and will mature in May 2016.

(3)	This loan was repaid in February 2015.

(4)
During the first quarter of 2014, we recognized $10.1 million of previously unaccrued interest income which was deemed collectible as a result of the sale of the underlying property, which closed in June 2014. In connection with the sale of the underlying property, our existing $66.7 million mezzanine loan was defeased and is now shown separately, as it is collateralized by defeasance securities. The buyer assumed our $30.0 million participating interest in the mortgage and we acquired a $67.3 million participating interest in the new mezzanine loan.

(5)	Carrying value is net of $41.3 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

a result of the transfer not meeting the conditions for sale accounting.

(6)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition and is currently on non-accrual status.

(7)
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

(9)
Carrying value is net of $5.1 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(10)	This loan was repaid in May 2014.

(11)	This loan was repaid in July 2014.

(12)	This loan was repaid in August 2014.
Preferred Equity Investments
As of December 31, 2014 and 2013, we held the following preferred equity investments with an aggregate weighted average current yield of 10.89% at December 31, 2014 (in thousands):

Type	December 31, 2014 Senior Financing	December 31, 2014 Carrying Value, Net of Discounts and Deferred Origination Fees(1)	December 31, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees(1)	Initial Mandatory Redemption
Preferred equity(2)	$550,000	$123,041	$115,198	July 2015
Preferred equity	70,000	9,954	9,940	November 2017
Preferred equity(3)	—	—	25,896
Preferred equity(2)(4)	—	—	218,330
	$620,000	$132,995	$369,364
____________________________________________________________________

(1)	Carrying value is net of discounts and deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This preferred equity investment was redeemed in April 2014.

(4)	This preferred equity investment was redeemed in November 2014.
The following table is a rollforward of our total loan loss reserves at December 31, 2014, 2013 and 2012 (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$1,000	$7,000	$50,175
Expensed	—	—	3,000
Recoveries	—	—	(2,436)
Charge-offs and reclassifications	(1,000)	(6,000)	(43,739)
Balance at end of period	$—	$1,000	$7,000
At December 31, 2014, 2013 and 2012, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at December 31, 2014 and 2013 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $133.5 million and $172.8 million at December 31, 2014 and 2013, respectively. No financing receivables were 90 days past due at December 31, 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

The following table presents impaired loans, which may include non-accrual loans, as of December 31, 2013 (in thousands):

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—
With an allowance recorded:
Commercial real estate(1)	10,750	10,750	1,000
Total	$10,750	$10,750	$1,000
____________________________________________________________________

(1)	This loan was repaid during the year ended December 31, 2014.
During the year ended December 31, 2013, the average recorded investment in impaired loans, which may include non-accrual loans, and the related investment and preferred equity income recognized were $10.9 million and $7.1 million, respectively. On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners, including Ivanhoe Cambridge, Inc., formerly
SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, TNG 33 LLC, or Naftali, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE:VNO), or Vornado, Plaza Global Real Estate Partners LP, or Plaza, KCLW 3rd Street LLC, or Kushner Companies, LIVWRK LLC, or LIVWRK, as well as private investors. All the investments below are voting interest entities, except for 650 Fifth Avenue, 33 Beekman, and 3 Columbus Circle, which are VIEs in which we are not the primary beneficiary as of December 31, 2014 and 2013. Prior to the acquisition of our joint venture partner's interest in May 2014, 388-390 Greenwich Street was also a VIE. Prior to the sale of the property in September 2014, 180-182 Broadway was a VIE. Our net equity investment in these VIEs was $146.2 million and $310.7 million at December 31, 2014 and 2013, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2014:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet (unaudited)	Acquisition Date	Acquisition Price(1) (in thousands)
100 Park Avenue	Prudential	49.90%	49.90%	834,000	January 2000	$95,800
717 Fifth Avenue(2)	Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526,000	December 2006	285,000
1745 Broadway(3)	Ivanhoe Cambridge	56.88%	56.88%	674,000	April 2007	520,000
Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640,000	April 2007	210,000
The Meadows	Onyx	50.00%	50.00%	582,100	September 2007	111,500
600 Lexington Avenue	CPPIB	55.00%	55.00%	303,515	May 2010	193,000
11 West 34th Street	Private Investor\Sutton	30.00%	30.00%	17,150	December 2010	10,800
7 Renaissance	Cappelli	50.00%	50.00%	65,641	December 2010	4,000
3 Columbus Circle(4)	Moinian	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue(5)	Vornado	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(6)	Sutton	50.00%	50.00%	35,897	August 2011	136,550
724 Fifth Avenue	Sutton	50.00%	50.00%	65,040	January 2012	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	354,300	February 2012	252,500
33 Beekman(7)	Harel/Naftali	45.90%	45.90%	—	August 2012	31,000
521 Fifth Avenue(8)	Plaza	50.50%	50.50%	460,000	November 2012	315,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

21 East 66th Street(9)	Private Investors	32.28%	32.28%	16,736	December 2012	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	147,619	December 2012	45,000
650 Fifth Avenue(10)	Sutton	50.00%	50.00%	32,324	November 2013	—
121 Greene Street	Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street(11)	Kushner Companies/LIVWRK	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street(12)	Prudential	25.00%	25.00%	347,000	November 2014	295,000
____________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture.

(2)
In June 2012, we recognized $67.9 million of additional cash income, equivalent to profit, due to the distribution of refinancing proceeds and a gain on sale of $3.0 million, on the sale of 50.0% of our remaining interest.

(3)
In November 2014, we acquired Lehman Bros.' 7.37% interest in 1745 Broadway. In December 2014, we additionally acquired Witkoff's 14.79% interest and Wells Fargo's 2.46% interest in the property. In connection with the acquisition of Witkoff's interest, we assumed a partner loan of $16.0 million, which is included in mortgages and other loans payable in the consolidated balance sheet, and $7.0 million of accrued interest.

(4)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns a portion of the property, generally floors three through eight referred to as Y&R units. Because the joint venture has an option to repurchase the Y&R units, the gain associated with this sale was deferred.

(5)	In October 2014, we, along with Vornado, acquired equally the interest of minority shareholders for $11.0 million.

(6)
The purchase price represents only the purchase of the 1552 Broadway interest which comprised approximately 13,045 square feet (unaudited). The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

(7)	The property is currently being developed into a 30 story dormitory building, which will be conveyed to Pace University upon its completion under a long-term ground lease arrangement.

(8)
In November 2012, we refinanced the previous mortgage and sold 49.5% of our partnership interest. We recognized a gain of $19.4 million on the sale. Due to lack of control, we deconsolidated the entity effective November 30, 2012 and adopted the equity method of accounting thereafter. During the year ended December 31, 2013, we recognized additional post closing costs of $2.8 million as an adjustment to the gain.

(9)
In October 2014, the joint venture sold one of the residential units at the property. We recognized a gain of $0.7 million on the sale. As of December 31, 2014, we hold a 32.28% interest in three retail and two residential units at the property and a 16.14% interest in three residential units at the property.

(10)
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

(11)
In October 2014, we, along with our joint venture partners, acquired a development site at 175-225 Third Street in Brooklyn, New York. The property is being managed by our joint venture partners. We did not consolidate the property as a result of multiple partners having substantive participating rights.

(12)
In October 2014, we acquired the vacant commercial condominium units on floors 2 and 22-34 in the building located at 55 West 46th Street for $295.0 million. We also acquired a retail space on 46th Street and the building’s parking garage and fitness center. We consolidated the property from acquisition through October 31, 2014. In November 2014, we, together with Prudential, formed a joint venture for the ownership of the condominium units. We sold 75.00% of our interest to Prudential and retained 25.00% interest in the joint venture. As a result of Prudential having substantive participating rights, we deconsolidated the property and adopted the equity method of accounting subsequently thereafter.

Acquisition, Development, and Construction Arrangements
In March 2014, we closed on the origination of a $100.0 million acquisition and equity participating financing consisting of a $60.0 million mezzanine loan and a $40.0 million preferred equity, which are both due to mature in March 2016, subject to three one-year extension options and a two-year option for the last extension. As of December 31, 2014, the carrying value of this investment was $99.6 million.
In October 2014, we closed on the origination of a $45.8 million acquisition and equity financing, which is due to mature in February 2022. We have an option to convert our loan into equity interest subject to certain conditions. As of December 31, 2014, the carrying value of this investment was $46.2 million.
Based on the characteristics of these arrangements which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for our investment under the equity method. In addition, we determined that the option to purchase is not a derivative financial instrument pursuant to GAAP. As such, the embedded feature is not required to be bifurcated and the fair value accounting for the embedded feature at each reporting date is not applicable.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Sale of Joint Venture Interest or Property
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2014, 2013, and 2012:

Property	Ownership Percentage	Disposition Date	Type of Sale	Implied Sales Price (1) (in millions)	Gain on Sale(2) (in millions)
180 Broadway(3)	25.50%	September 2014	Property	$222.5	$16.5
747 Madison Avenue(4)	33.33%	May 2014	Ownership Interest	160.0	—
West Coast Office portfolio(5)	42.02%	March 2014	Ownership Interest	756.0	85.6
21-25 West 34th Street(6)	49.90%	January 2014	Ownership Interest	114.9	20.9
27-29 West 34th Street(7)	50.00%	December 2013	Ownership Interest	70.1	7.6
West Coast Office Portfolio(5)	42.04%	Various dates in 2013	Property	224.3	2.1
One Court Square(8)	30.00%	July 2012	Property	481.1	1.0
379 West Broadway(9)	45.00%	April 2012	Property	48.5	6.5
141 Fifth Avenue(10)	50.00%	March 2012	Property	46.0	7.3
____________________________________________________________________

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents the Company's share of the gain.

(3)	In connection with the sale of the property, we also recognized a promote of $3.3 million.

(4)
We sold our ownership interest in the joint venture, which owns 100% interest as tenant-in-common in 30 East 65th Street Corporation and the related proprietary lease of five cooperative apartment units in the property. We also recognized a promote of $10.3 million and originated a $30.0 million preferred equity investment. Given our continuing involvement as a preferred equity holder, we deferred the gain on sale of $13.1 million as we did not meet the requirements of a sale under the full accrual method. We, along with our joint venture partners, retained one apartment unit at this property.

(5)
Prior to the recapitalization, we consolidated the investment for the months of August and September 2012 as a result of our 63.18% ownership interest and control over its activities. Immediately following the recapitalization in September 2012, our investment was 27.63%. The change in ownership resulted in a change in accounting from consolidating the investment to accounting for the joint venture under the equity method of accounting. During the year ended December 31, 2013, the joint venture sold three properties, the proceeds of which were used primarily to repay a portion of the debt. Also during the year ended December 31, 2013, we acquired in aggregate 14.39% ownership interest of two of our joint venture partners. As a result, we had a 42.04% effective ownership interest (43.74% effective economic interest) in the West Coast portfolio as of December 31, 2013. During the year ended December 31, 2014, we sold our ownership interest in the joint venture.

(6)	We sold our ownership interest in the joint venture. We, along with our joint venture partner, retained approximately 91,300 square feet (unaudited) of development rights at the property.

(7)
We sold our ownership interest in the joint venture. The gain on the sale of this investment is net of a $1.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale. Simultaneously, we, along with Sutton, also formed a new joint venture and retained the air rights at this property.

(8)	We, along with our joint venture partner, sold the property, which included the assumption by the purchaser of $315.0 million of existing debt.

(9)	We, along with our joint venture partner, sold the property, inclusive of the fee position, which was acquired for $13.5 million.

(10)
We, along with our joint venture partner, sold the property. The gain on the sale of this investment is net of a $1.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

In December 2013, the preferred equity interest held by the joint venture which holds Herald Center was redeemed. This preferred equity interest bore interest at a rate of 8.75% per annum through the redemption date.
Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2014 and 2013, respectively, are as follows (amounts in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Property	Maturity Date	Interest Rate(1)	December 31, 2014	December 31, 2013
Fixed Rate Debt:
7 Renaissance	December 2015	10.00%	$2,147	$1,276
11 West 34th Street	January 2016	4.82%	16,905	17,205
280 Park Avenue	June 2016	6.57%	700,171	706,886
1745 Broadway	January 2017	5.68%	340,000	340,000
Jericho Plaza	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
315 West 36th Street	December 2017	3.16%	25,000	25,000
521 Fifth Avenue(2)	November 2019	2.48%	170,000	—
717 Fifth Avenue(3)	July 2022	4.45%	300,000	300,000
21 East 66th Street	April 2023	3.60%	12,000	12,000
717 Fifth Avenue(3)	July 2024	9.00%	314,381	304,000
388-390 Greenwich Street(4)	—	—	—	996,082
100 Park Avenue(5)	—	—	—	209,786
21 West 34th Street(6)	—	—	—	100,000
1604-1610 Broadway(7)	—	—	—	27,000
Total fixed rate debt			$2,065,264	$3,223,895
Floating Rate Debt:
The Meadows	September 2015	7.75%	67,350	67,350
3 Columbus Circle(8)	April 2016	2.33%	230,974	239,233
1552 Broadway(9)	April 2016	4.25%	184,210	158,690
Other loan payable	June 2016	1.05%	30,000	30,000
650 Fifth Avenue(10)	October 2016	3.66%	65,000	—
175-225 Third Street	December 2016	4.25%	40,000	—
10 East 53rd Street	February 2017	2.65%	125,000	125,000
724 Fifth Avenue(11)	April 2017	2.57%	275,000	120,000
33 Beekman(12)	August 2017	2.90%	52,283	18,362
600 Lexington Avenue	October 2017	2.23%	116,740	120,616
55 West 46th Street(13)	October 2017	2.45%	150,000	—
121 Greene Street	November 2019	1.67%	15,000	—
100 Park Avenue(5)	February 2021	2.36%	360,000	—
21 East 66th Street	June 2033	2.88%	1,883	1,959
521 Fifth Avenue(2)	—	—	—	170,000
388-390 Greenwich Street(4)	—	—	—	142,297
747 Madison Avenue	—	—	—	33,125
West Coast Office portfolio(14)	—	—	—	526,290
180/182 Broadway(15)	—	—	—	89,893
Total floating rate debt			$1,713,440	$1,842,815
Total joint venture mortgages and other loans payable			$3,778,704	$5,066,710
____________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2014, taking into account interest rate hedges in effect during the period.

(2)	This loan became a 3.73% fixed rate mortgage upon the effectivity of the interest rate swap in November 2014.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $290.0 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)
In May 2014, we acquired the interest of our joint venture partner, thereby consolidating the entity. Simultaneous with the acquisition, we refinanced the mortgage and incurred a net loss on early extinguishment of debt of $2.4 million.

(5)	In February 2014, the joint venture refinanced the previous mortgage and incurred a net loss on early extinguishment of debt of $3.2 million.

(6)	In January 2014, we sold our interest in the joint venture, inclusive of our share of the joint venture debt.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

(7)
This loan was in default since November 2009 due to the non-payment of debt service. In January 2014, the joint venture surrendered its ground lease position to the lender. During the year ended December 31, 2014, we recognized $7.7 million of incentive income, which is included in other income on the consolidated statements of income.

(8)
The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement and our joint venture partner executed a contribution agreement to reflect its pro rata obligation under the master lease. The lien on the mortgage and the master lease excludes the condominium interest owned by Y&R. See Note 4 of the first table.

(9)
These loans are comprised of a $150.0 million mortgage loan and a $41.5 million mezzanine loan. As of December 31, 2014, $3.9 million of the mortgage loan and $3.4 million of the mezzanine loan remained unfunded.

(10)	In October 2014, the joint venture closed on a $97.0 million leasehold mortgage, of which $32.0 million remained unfunded as of December 31, 2014.

(11)	In April 2014, the joint venture refinanced the previous mortgage and incurred a net loss on early extinguishment of debt of $1.2 million.

(12)
This loan has a committed amount of $75.0 million, of which $18.4 million is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(13)	This loan has a committed amount of $190.0 million, of which $40.0 million remained unfunded as of December 31, 2014.

(14)	In March 2014, we sold our interest in the joint venture, inclusive of our share in the joint venture debt.

(15)	In September 2014, the joint venture sold the property and repaid the debt.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, The Meadows, 315 West 36th Street, 21 East 66th Street, and 175-225 Third Street. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned $16.9 million, $4.7 million and $7.9 million from these services for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at December 31, 2014 and 2013, are as follows (in thousands):

	December 31,
	2014	2013
Assets
Commercial real estate property, net	$5,275,632	$6,846,021
Other assets	810,567	827,282
Total assets	$6,086,199	$7,673,303
Liabilities and members' equity
Mortgages and other loans payable	$3,778,704	$5,066,710
Other liabilities	485,572	596,960
Members' equity	1,821,923	2,009,633
Total liabilities and members' equity	$6,086,199	$7,673,303
Company's investments in unconsolidated joint ventures	$1,172,020	$1,113,218

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

The combined statements of income for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total revenues	$522,132	$628,649	$511,157
Operating expenses	82,436	114,633	80,722
Ground rent	9,898	2,863	2,975
Real estate taxes	64,217	71,755	53,613
Interest expense, net of interest income	178,743	225,765	221,476
Amortization of deferred financing costs	12,395	17,092	9,739
Transaction related costs	535	808	2,044
Depreciation and amortization	137,793	192,504	166,336
Total expenses	486,017	625,420	536,905
(Loss) gain on early extinguishment of debt	(6,743)	—	21,421
Net income (loss) before gain on sale	$29,372	$3,229	$(4,327)
Company's equity in net income from unconsolidated joint ventures	$26,537	$9,921	$76,418
Equity in net income from unconsolidated joint ventures for the year ended December 31, 2012 includes additional income of $67.9 million as a result of the distribution of the recapitalization of 717 Fifth Avenue and $10.8 million as a result of the repayment of the Meadows' previous mortgage at a discount.
7. Deferred Costs
Deferred costs at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred leasing	$385,555	$326,379
Deferred financing	193,776	157,088
	579,331	483,467
Less accumulated amortization	(251,369)	(216,409)
Deferred costs, net	$327,962	$267,058
8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at December 31, 2014 and 2013, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	December 31, 2014	December 31, 2013
Fixed Rate Debt:
711 Third Avenue	June 2015	4.99%	$120,000	$120,000
500 West Putnam Avenue	January 2016	5.52%	22,968	23,529
Landmark Square	December 2016	4.00%	81,269	82,909
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
120 West 45th Street	February 2017	6.12%	170,000	170,000
762 Madison Avenue	February 2017	3.75%	8,045	8,211
885 Third Avenue	July 2017	6.26%	267,650	267,650
1745 Broadway(2)	June 2018	4.81%	16,000	—
388-390 Greenwich Street(3)	June 2018	2.99%	1,004,000	—
One Madison Avenue	May 2020	5.91%	565,742	587,336

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

100 Church	July 2022	4.68%	228,612	230,000
919 Third Avenue(4)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	68,896	70,000
400 East 58th Street	February 2024	4.13%	29,527	30,000
420 Lexington Avenue(5)	October 2024	5.95%	300,000	182,641
1515 Broadway(6)	March 2025	3.93%	900,000	900,000
Series J Preferred Units(7)	April 2051	3.75%	4,000	—
Other loan payable(8)			—	50,000
609 Partners, LLC(9)			—	23
125 Park Avenue(10)			—	146,250
2 Herald Square(11)			—	191,250
625 Madison Avenue(12)			—	120,830
Total fixed rate debt			$4,736,709	$4,130,629
Floating Rate Debt:
Master repurchase agreement(13)	December 2015	3.38%	100,000	91,000
180 Maiden Lane(14)	November 2016	2.35%	253,942	262,706
388-390 Greenwich Street(3)	June 2018	1.91%	446,000	—
248-252 Bedford Avenue(15)	June 2019	1.93%	29,000	22,000
220 East 42nd Street	October 2020	1.75%	275,000	275,000
16 Court Street(16)			—	79,243
Total floating rate debt			$1,103,942	$729,949
Total mortgages and other loans payable			$5,840,651	$4,860,578
____________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2014, taking into account interest rate hedges in effect during the period.

(2)	In connection with our acquisition of Witkoff's interest in the unconsolidated joint venture which holds 1745 Broadway, we have assumed this partner loan.

(3)
Simultaneous with the acquisition of our joint venture partner's interest, we refinanced the $1.1 billion floating rate mortgage with a $1.45 billion seven-year floating rate mortgage (including the as-of right extension option), and have consolidated the property. We assumed the existing derivative instruments, which swapped $504.0 million of the floating rate mortgage to a fixed rate mortgage which bears interest at 3.80% per annum. In October 2014, we entered into multiple swap agreements to hedge our interest rate exposure on the additional $500.0 million portion of this mortgage, which was swapped to a fixed rate of 2.69% per annum.

(4)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(5)	In September 2014, we refinanced the previous mortgage and incurred a loss on early extinguishment of debt of $24.5 million. The new loan bears a fixed interest rate of 3.99% per annum.

(6)	In February 2013, we refinanced the mortgage and incurred a loss on early extinguishment of debt of $18.5 million.

(7)
In connection with the acquisition of a commercial real estate property, the Operating Partnership issued $4.0 million or 4,000 3.75% Series J Preferred Units of limited partnership interest, or the Series J Preferred Units, with a mandatory liquidation preference of $1,000.00 per unit. The Series J Preferred Units can be redeemed in cash by the Operating Partnership on the earlier of (i) the date of the sale of the property or (ii) April 30, 2051 or at the option of the unitholders as further prescribed in the related agreement.

(8)	In November 2014, we repaid the loan.

(9)	In April 2014, the remaining 22,658 Series E Preferred Units of the Operating Partnership were canceled.

(10)	In October 2014, we repaid the loan at maturity.

(11)	In November 2014, we sold the property and defeased the debt.

(12)	In December 2014, we prepaid the loan and incurred a loss on early extinguishment of debt of $6.9 million.

(13)	The Master Repurchase Agreement, or MRA, has a maximum facility capacity of $300.0 million. In December 2014, we extended the maturity date of the MRA to December 5, 2015.

(14)
In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata share of the obligation under the master lease. This property was held for sale at December 31, 2014 and the related mortgage is included in liabilities related to assets held for sale. In January 2015, the property was sold and the debt was repaid.

(15)
In June 2014, we refinanced the mortgage and incurred a loss on early extinguishment of debt of $0.5 million. In April 2014, we repaid the mortgage and incurred a loss on early extinguishment of debt of $0.5 million.

At December 31, 2014 and 2013, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $8.2 billion and $8.0 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

9. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. As of December 31, 2014, the 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2014, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At December 31, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.67% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2014, the facility fee was 30 basis points. As of December 31, 2014, we had $113.2 million of outstanding letters of credit, $385.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $701.8 million under the 2012 credit facility.
In connection with the amendment of the 2012 credit facility, we incurred debt origination and other loan costs of $3.0 million. We evaluated the modification pursuant to ASC 470 and determined that the terms of the amendment were not substantially different from the terms of the previous 2012 credit facility. As a result, these deferred costs and the unamortized balance of the costs previously incurred are amortized through the extended maturity date of the term loan facility.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2014 and 2013, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2014 Unpaid Principal Balance	December 31, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,250	$255,206	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	309,069	297,837	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,744	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,701	3.00%	3.00%	20	March 30, 2027
August 13, 2004(2)(7)	—	—	75,898
	$1,310,323	$1,274,078	$1,339,330
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.1163 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes are exchangeable commencing January 1, 2015 and will remain exchangeable through March 31, 2015. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of December 31, 2014, $35.9 million remained to be amortized into the debt balance.

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

(6)
Issued by the Operating Partnership. Interest on these remaining exchangeable notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 5.7952 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events.

(7)	In August 2014, these notes were repaid at maturity.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2014 and 2013, we were in compliance with all such covenants.
Junior Subordinate Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015. Thereafter, the interest rate will float at 125 basis points over the three-month LIBOR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2014, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization		Principal Repayments		Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2015	$39,353	(1)	$220,000		$—	$—	$—	$7	$259,360	$44,700
2016	54,344	(1)	338,465	(1)	—	—	—	255,308	648,117	640,176
2017	61,063		895,329		—	—	—	355,008	1,311,400	572,003
2018	64,462		16,000		385,000	—	—	250,000	715,462	28
2019	71,133		28,317		—	833,000	—	—	932,450	94,890
Thereafter	203,098		3,849,087		—	—	100,000	450,000	4,602,185	266,191
	$493,453	(1)	$5,347,198	(1)	$385,000	$833,000	$100,000	$1,310,323	$8,468,974	$1,617,988
____________________________________________________________________

(1)
Scheduled amortization and principal repayments include the mortgage at 180 Maiden Lane, which is included in liabilities related to assets held for sale. In January 2015, the property was sold and the debt was repaid.

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense	$319,898	$312,897	$311,235
Interest income	(2,498)	(2,003)	(1,554)
Interest expense, net	$317,400	$310,894	$309,681
Interest capitalized	$22,750	$11,475	$12,218
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $3.8 million, $3.5 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We also recorded expenses of $21.5 million, $23.4 million and $20.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).
Management Fees

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of $444,300, $441,100 and $384,900 for the years ended December 31, 2014, 2013 and 2012, respectively.
Other
Amounts due from related parties at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31,
	2014	2013
Due from joint ventures	$1,254	$2,376
Other	10,481	6,154
Related party receivables	$11,735	$8,530

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
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2014 and 2013, the noncontrolling interest unit holders owned 3.92%, or 3,973,016 units, and 2.96%, or 2,902,317 units, of the Operating Partnership, respectively. At December 31, 2014, 3,973,016 shares of SL Green's common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership (in thousands) as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Balance at beginning of period	$265,476	$212,907
Distributions	(7,849)	(4,146)
Issuance of common units	56,469	24,750
Redemption of common units	(31,653)	(17,287)
Net income	18,467	3,023
Accumulated other comprehensive income allocation	175	611
Fair value adjustment	168,439	45,618
Balance at end of period	$469,524	$265,476

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Preferred Units of Limited Partnership Interest in the Operating Partnership
The Operating Partnership has 1,902,000 4.5% Series G Preferred Units of limited partnership interest, or the Series G Preferred Units outstanding, with a liquidation preference of $25.00 per unit, which were issued in January 2012 in conjunction with an acquisition. The Series G Preferred unitholders receive annual dividends of $1.125 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series G Preferred Units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $88.50. The common units of limited partnership interest in the Operating Partnership may be redeemed in exchange for SL Green's common stock on a 1-to-1 basis. The Series G Preferred Units also provide the holder with the right to require the Operating Partnership to repurchase the Series G Preferred Units for cash before January 31, 2022.
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
The Operating Partnership has authorized up to 500,000 4.00% Series L Preferred Units of limited partnership interest, or the Series L Preferred Units, with a liquidation preference of $25.00 per unit. In August 2014, the Company issued 378,634 Series L Preferred Units in conjunction with an acquisition. The Series L Preferred unitholders receive annual dividends of $1.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series L Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
In October 2014, the Operating Partnership redeemed the 80,000 6.0% Series H Preferred Units of limited partnership interest, or the Series H Preferred Units, at a redemption price of $25.00 per unit plus $0.05833 in accumulated and unpaid dividends on such Preferred Units from October 15 through October 28, 2014.
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2014, 97,325,200 shares of common stock and no shares of excess stock were issued and outstanding.
In November 2013, the Company completed an offering of 2,600,000 shares of its common stock, par value $0.01 per share, at a price of $95.94 per share. The Company received net proceeds of $248.9 million, after deducting offering expenses. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 2,600,000 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes.
At-The-Market Equity Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the year ended December 31, 2014, we sold 25,659 shares of our common stock out of the remaining balance of the ATM Program for aggregate net proceeds of $2.8 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 25,659 units of limited partnership interest of the Operating Partnership.
In June 2014, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2014, we sold 1,626,999 shares of our common stock for aggregate net proceeds of $182.9 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 1,626,999 units of limited partnership interest of the Operating Partnership. In January 2015, the Company sold the remaining common stock available for issuance under the new ATM program. See Note 25, "Subsequent Events" for further details.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

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
Dividend Reinvestment and Stock Purchase Plan
In March 2012, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
During the years ended December 31, 2014, 2013, and 2012, the Company issued 608, 761, and 1,300,000 shares, respectively, of SL Green's common stock and received $63,720, $66,600, and $99.6 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRSPP. DRSPP shares may be issued at a discount to the market price.
Earnings per Share
SL Green's earnings per share for the years ended December 31, 2014, 2013 and 2012 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2014	2013	2012
Basic Earnings:
Income attributable to SL Green common stockholders	$503,104	$101,330	$155,984
Effect of Dilutive Securities:
Redemption of units to common shares	18,467	3,023	5,597
Diluted Earnings:
Income attributable to SL Green common stockholders	$521,571	$104,353	$161,581

	Year Ended December 31,
Denominator	2014	2013	2012
Basic Shares:
Weighted average common stock outstanding	95,774	92,269	89,319
Effect of Dilutive Securities:
Redemption of units to common shares	3,514	2,735	3,207
Stock-based compensation plans	408	262	347
Diluted weighted average common stock outstanding	99,696	95,266	92,873
SL Green has excluded 737,361, 964,789 and 627,000 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at December 31, 2014 owned 97,325,200 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of December 31, 2014, limited partners other than SL Green owned 3.92%, or 3,973,016 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2014, 2013 and 2012 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2014	2013	2012
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$521,571	$104,353	$161,581

	Year Ended December 31,
Denominator	2014	2013	2012
Basic units:
Weighted average common units outstanding	99,288	95,004	92,526
Effect of Dilutive Securities:
Stock-based compensation plans	408	262	347
Diluted weighted average common units outstanding	99,696	95,266	92,873
The Operating Partnership has excluded 737,361 ,964,789 and 627,000 common unit equivalents from the diluted units outstanding for the years ended December 31, 2014, 2013 and 2012, respectively, as they were anti-dilutive.
14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.77 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2014, 2.6 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Dividend yield	1.60%	1.92%	2.00%
Expected life of option	3.6 years	4.1 years	3.7 years
Risk-free interest rate	1.29%	0.96%	0.46%
Expected stock price volatility	33.97%	36.12%	37.40%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

A summary of the status of the Company's stock options as of December 31, 2014, 2013 and 2012 and changes during the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014		2013		2012
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,765,034	$83.24	1,201,000	$75.05	1,277,200	$63.37
Granted	102,050	119.12	828,100	87.23	361,331	75.36
Exercised	(348,156)	72.76	(223,531)	53.93	(382,612)	36.65
Lapsed or cancelled	(56,202)	90.03	(40,535)	83.94	(54,919)	72.99
Balance at end of year	1,462,726	$87.98	1,765,034	$83.24	1,201,000	$75.05
Options exercisable at end of year	428,951	$90.32	461,458	$89.38	479,913	$86.85
Weighted average fair value of options granted during the year	$2,841,678		$18,041,576		$6,602,967
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 4.06 years and the remaining average contractual life of the options exercisable was 3.83 years.
During the years ended December 31, 2014, 2013, and 2012, we recognized $8.1 million, $6.5 million and $5.1 million of compensation expense, respectively, for these options. As of December 31, 2014, there was $14.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.
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
A summary of the Company's restricted stock as of December 31, 2014, 2013 and 2012 and charges during the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance at beginning of year	2,994,197	2,804,901	2,912,456
Granted	9,550	192,563	92,729
Cancelled	(2,768)	(3,267)	(200,284)
Balance at end of year	3,000,979	2,994,197	2,804,901
Vested during the year	75,043	21,074	408,800
Compensation expense recorded	$9,658,019	$6,713,155	$6,930,381
Weighted average fair value of restricted stock granted during the year	$1,141,675	$17,386,949	$7,023,942
The fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $5.5 million, $1.6 million and $22.4 million, respectively. As of December 31, 2014, there was $11.7 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.
For the years ended December 31, 2014, 2013 and 2012, $6.8 million, $4.5 million and $4.1 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP units, which include bonus, time-based and performance based awards, with a fair value of $33.2 million and $27.1 million as of December 31, 2014 and 2013, respectively. We did not grant any LTIP units in 2012. The grant date fair value of the LTIP unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

uncertainty that the LTIP units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2014, there was $7.1 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.5 years. During the years ended December 31, 2014, 2013 and 2012, we recorded compensation expense related to bonus, time-based and performance based awards of $31.4 million, $27.3 million and $12.6 million, respectively.
2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from $15.0 million up to $75.0 million of LTIP Units in the Operating Partnership based on the Company's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, $25.0 million of awards could be earned at any time after the beginning of the second year and an additional $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, the Company's aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units vested on December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder vested on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded compensation expense of $2.7 million, $4.5 million and $10.7 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to the 2010 Long-Term Compensation Plan.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan could earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants were entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount by which our total return to stockholders during the three-year period exceeded a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance was achieved, one-third of each award could be earned at any time after the beginning of the second year and an additional one-third of each award could be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan are subject to continued vesting requirements, with 50% of any awards earned vested on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they were earned. For LTIP Units that were earned, each participant was also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions are to be paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. In September 2014, the compensation committee determined that maximum performance had been achieved for the full three-year performance period and, accordingly, 280,454 LTIP units, representing the final third of each award, were earned, subject to vesting, under the 2011 Outperformance Plan.
The cost of the 2011 Outperformance Plan ($27.0 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $8.6 million, $8.0 million and $5.5 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to the 2011 Outperformance Plan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan may earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014. For each individual award, two-thirds of the LTIP Units may be earned based on the Company’s absolute total return to stockholders and one-third of the LTIP Units may be earned based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. Awards earned based on absolute total return to stockholders will be determined independently of awards earned based on relative total return to stockholders. In the event the Company’s performance reaches either threshold before the end of the three-year performance period, a pro-rata portion of the maximum award may be earned. For each component, if the Company’s performance reaches the maximum threshold beginning with the 19th month of the performance period, participants will earn one-third of the maximum award that may be earned for that component. If the Company’s performance reaches the maximum threshold during the third year of the performance period for a component, participants will earn two-thirds (or an additional one-third) of the maximum award that may be earned for that component. LTIP Units earned under the 2014 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.
The cost of the 2014 Outperformance Plan ($17.1 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of December 31, 2014, will be amortized into earnings through the final vesting period. We recorded compensation expense of $0.2 million during the year ended December 31, 2014 related to the 2014 Outperformance Plan.
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
During the year ended December 31, 2014, 9,305 phantom stock units were earned and 7,701 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.6 million during the year ended December 31, 2014 related to the Deferred Compensation Plan. As of December 31, 2014, there were 75,649 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2014, 80,437 shares of SL Green's common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

15. Accumulated Other Comprehensive Loss of the Company
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of December 31, 2014, 2013 and 2012 (in thousands):

	Net unrealized loss on derivative instruments(1)	SL Green’s share of joint venture net unrealized loss on derivative instruments(2)	Unrealized gain and (loss) on marketable securities	Total
Balance at December 31, 2011	$(17,510)	$(17,401)	$6,466	$(28,445)
Other comprehensive loss before reclassifications	(1,124)	(9,098)	(4,879)	(15,101)
Amounts reclassified from accumulated other comprehensive income	1,800	10,436	1,723	13,959
Balance at December 31, 2012	(16,834)	(16,063)	3,310	(29,587)
Other comprehensive (loss) income before reclassifications	(168)	6,267	1,474	7,573
Amounts reclassified from accumulated other comprehensive income	1,877	4,926	—	6,803
Balance at December 31, 2013	(15,125)	(4,870)	4,784	(15,211)
Other comprehensive (loss) income before reclassifications	(576)	2,847	(2,692)	(421)
Amounts reclassified from accumulated other comprehensive income	6,203	1,928	521	8,652
Balance at December 31, 2014	$(9,498)	$(95)	$2,613	$(6,980)
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of income. As of December 31, 2014, 2013 and 2012, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $11.8 million , $13.8 million and $15.0 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.
16. Accumulated Other Comprehensive Loss of the Operating Partnership
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of December 31, 2014, 2013 and 2012 (in thousands):

	Net unrealized loss on derivative instruments(1)	SLGOP’s share of joint venture net unrealized loss on derivative instruments(2)	Unrealized gain and (loss) on marketable securities	Total
Balance at December 31, 2011	$(18,391)	$(17,814)	$7,086	$(29,119)
Other comprehensive loss before reclassifications	(912)	(9,637)	(5,442)	(15,991)
Amounts reclassified from accumulated other comprehensive income (loss)	1,865	10,811	1,785	$14,461
Balance at December 31, 2012	(17,438)	(16,640)	3,429	(30,649)
Other comprehensive (loss) income before reclassifications	(68)	6,553	1,497	7,982
Amounts reclassified from accumulated other comprehensive income	1,933	5,072	—	7,005
Balance at December 31, 2013	(15,573)	(5,015)	4,926	(15,662)
Other comprehensive (loss) income before reclassifications	(703)	2,916	(2,777)	(564)
Amounts reclassified from accumulated other comprehensive income	6,431	1,999	540	8,970
Balance at December 31, 2014	$(9,845)	$(100)	$2,689	$(7,256)
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of income. As of December 31, 2014, 2013 and 2012, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $12.2 million, $14.2 million and $15.5 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.
17. Fair Value Measurements
We are required to disclose fair value information with regard to our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and/or disclose the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consist of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$39,429	$4,332	$35,097	$—
Interest rate swap agreements (included in other assets)	$2,174	$—	$2,174	$—
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$14,728	$—	$14,728	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$32,049	$4,307	$24,419	$3,323
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$1,329	—	$1,329	—
We determine impairment in real estate investments and debt and preferred equity investments, including intangibles utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.
The marketable securities classified as Level 1 were derived from quoted prices in active markets. The valuation technique used to measure the fair value of the marketable securities classified as Level 2 were valued based on quoted market prices or model driven valuations using the significant inputs derived from or corroborated by observable market data. The marketable securities classified as Level 3 are classified as such because the fair values are derived from discounted cashflow models using inputs that we are unable to corroborate with observable market data. Marketable securities in an unrealized loss position are not considered to be other than temporarily impaired. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
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
December 31, 2014

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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt and preferred equity investments	$1,408,804	(1)	$1,304,839	(1)

Fixed rate debt	$6,140,786	$6,565,236	$5,599,960	$5,886,980
Variable rate debt	2,291,943	2,315,952	1,319,948	1,327,422
	$8,432,729	$8,881,188	$6,919,908	$7,214,402
____________________________________________________________________

(1)
At December 31, 2014, debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.8 billion. At December 31, 2013, debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2014 and 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
18. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
The following table summarizes the notional and fair value of our consolidated derivative financial instruments at December 31, 2014 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap - Sold	$504,000	4.750%	May 2014	May 2016	Other Assets	$4
Interest Rate Cap	504,000	4.750%	May 2014	May 2016	Other Liabilities	(4)
Interest Rate Cap	500,000	4.750%	October 2014	May 2016	Other Assets	4
Interest Rate Cap - Sold	500,000	4.750%	November 2014	May 2016	Other Liabilities	(4)
Interest Rate Cap	446,000	4.750%	October 2014	May 2016	Other Assets	3
Interest Rate Cap	263,426	6.000%	November 2013	November 2015	Other Assets	—
Interest Rate Cap	137,500	4.000%	October 2013	September 2015	Other Assets	—
Interest Rate Swap	200,000	0.938%	October 2014	December 2017	Other Assets	871
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	647
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	645
Interest Rate Swap	144,000	2.236%	December 2012	December 2017	Other Liabilities	(4,757)
Interest Rate Swap	86,400	1.948%	December 2012	December 2017	Other Liabilities	(2,124)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,533)
Interest Rate Swap	72,000	1.345%	December 2012	December 2017	Other Liabilities	(506)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,534)
Interest Rate Swap	57,600	1.990%	December 2012	December 2017	Other Liabilities	(1,487)
Interest Rate Swap	30,000	2.295%	July 2010	June 2016	Other Liabilities	(774)
Interest Rate Swap	8,500	0.740%	February 2012	February 2015	Other Liabilities	(5)
						$(12,554)
During the year ended December 31, 2014, 2013 and 2012, we recorded a loss on the changes in the fair value of $61,000, $16,000 and $770,000, respectively, which is included in interest expense on the consolidated statements of income. Included in 2012 was $0.7 million of change in fair value of a terminated currency hedge which was marked to market.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $13.4 million. As of December 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $13.4 million at December 31, 2014.
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $9.4 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $1.2 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2014	2013	2012		2014	2013	2012		2014	2013	2012
Interest Rate Swaps/Caps	$(703)	$(68)	$(912)	Interest expense	$6,431	$1,933	$1,865	Interest expense	$4	$3	$3
Share of unconsolidated joint ventures' derivative instruments	2,916	6,553	(9,637)	Equity in net income from unconsolidated joint ventures	1,999	5,072	10,811	Equity in net income from unconsolidated joint ventures	—	—	—
	$2,213	$6,485	$(10,549)		$8,430	$7,005	$12,676		$4	$3	$3
19. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2015 to 2044. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2014 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2015	$975,025	$157,438
2016	964,428	157,514
2017	941,014	152,226
2018	879,727	146,605
2019	799,744	134,451
Thereafter	5,774,406	699,568
	$10,334,344	$1,447,802
20. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2012, September 28, 2013, and September 30, 2014, the actuary certified that for the plan years beginning July 1, 2012, July 1, 2013, and July 1, 2014, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, the Pension Plan received contributions from employers totaling $224.5 million, $221.9 million and $212.7 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended, December 31, 2013 and 2012, the Health Plan received contributions from employers totaling $923.5 million and $893.3 million, respectively. For the year ended December 31, 2014, information related to total contributions received by the Health Plan was not available at the time of filing.  Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2014, 2013 and 2012 are included in the table below (in thousands):

Benefit Plan	2014	2013	2012
Pension Plan	$2,807	$2,765	$2,506
Health Plan	8,470	8,522	8,020
Other plans	5,838	6,006	6,025
Total plan contributions	$17,115	$17,293	$16,551
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2014, 2013 and 2012, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the years ended December 31, 2014, 2013 and 2012, we made matching contributions of $550,000, $550,000 and $561,000, respectively.
21. Commitments and Contingencies
Legal Proceedings
As of December 31, 2014, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between January 2016 and January 2018. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total $4.6 million for 2015. In addition these employment agreements provide for deferred compensation awards based on our stock price and which were valued at $1.3 million on the grant date. The value of these awards may change based on fluctuations in our stock price.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2015. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2015. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $380 million per occurrence, including terrorism, for our residential properties and expires January 31, 2016. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2015 and January 31, 2016 and cover our commercial and residential properties, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and as one of the elements of our overall insurance program. Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.
The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. TRIPRA was not renewed by Congress and expired on December 31, 2014. However, on January 12, 2015, TRIPRA was reauthorized until December 31, 2020 (Terrorism Insurance Program Reauthorization and Extension Act of 2015).The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20 million per annum, commencing December 31, 2015. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.
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
Belmont had loss reserves of $6.1 million and $7.0 million as of December 31, 2014 and 2013, respectively.
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
In October 2012, we, together with Stonehenge Partners, acquired a leasehold position at 1080 Amsterdam Avenue. The joint venture prepaid $13.0 million of ground lease rent, which will be applied against rental payments over the term of the lease. The lease will expire on July 31, 2111 or earlier in accordance with the terms of the lease agreement. Land was estimated to be

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

40% of the fair market value of the property. The portion of the lease attributed to land was classified as an operating lease and the remainder as a capital lease which had a cost basis of $27.4 million and accumulated amortization of $0.4 million as of December 31, 2014.
The property located at 711 Third Avenue operates under an operating sub-lease, which expires in 2083. The ground rent was reset in July 2011. Following the reset, we are responsible for ground rent payments of $5.25 million annually through July 2016 and then $5.5 million annually thereafter on the 50% portion of the fee that we do not own.
The property located at 461 Fifth Avenue operates under a ground lease ($2.1 million of ground rent annually) with a term expiration date of 2027 and with two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the ground lease for a fixed price on a specific date.
The property located at 625 Madison Avenue operates under a ground lease ($4.6 million of ground rent annually) with a term expiration date of 2022 and with two options to renew for an additional 23 years.
The property located at 1185 Avenue of the Americas operates under a ground lease ($6.9 million of ground rent annually) with a term expiration of 2043 and with an option to renew for an additional 23 years.
The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2014 (in thousands):

	Capital lease	Non-cancellable operating leases
2015	$145	$30,491
2016	170	30,612
2017	291	30,845
2018	291	30,845
2019	315	30,862
Thereafter	56,569	720,698
Total minimum lease payments	57,781	$874,353
Less amount representing interest	(36,959)
Capital lease obligations	$20,822
22. Segment Information
The Company is a REIT engaged in all aspects of property ownership and management including investment, leasing operations, capital improvements, development and redevelopment, financing, construction and maintenance in the New York City and have two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Selected results of operations for the years ended December 31, 2014, 2013 and 2012, and selected asset information as of December 31, 2014 and 2013, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2014	$1,341,163	$178,815	$1,519,978
December 31, 2013	1,177,222	193,843	1,371,065
December 31, 2012	1,170,897	119,155	1,290,052
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate and purchase price fair value adjustment
Years ended:
December 31, 2014	$22,178	$150,852	$173,030
December 31, 2013	(49,793)	159,193	109,400
December 31, 2012	41,366	92,414	133,780
Total assets
As of:
December 31, 2014	$15,671,662	$1,424,925	$17,096,587
December 31, 2013	13,641,727	1,317,274	14,959,001
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming the portfolio is 100% leveraged by our MRA facility and 2012 revolving credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $92.5 million, $86.2 million and $82.8 million for the years ended December 31, 2014, 2013 and 2012, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
	2014	2013	2012
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate and purchase price fair value adjustment	$173,030	$109,400	$133,780
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	123,253	3,601	37,053
Purchase price fair value adjustment	67,446	(2,305)	—
Income from continuing operations	363,729	110,696	170,833
Net income from discontinued operations	19,075	25,687	32,240
Gain on sale of discontinued operations	163,059	14,900	6,627
Net income	$545,863	$151,283	$209,700
23. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2014 and 2013, which is reflective of the reclassification of the properties sold or held for sale during 2014 and 2013 as discontinued operations (see Note 4, "Properties Held for Sale and Dispositions"), was as follows (in thousands, except for per share amounts):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

2014 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$386,627	$390,274	$380,631	$362,446
Income from continuing before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, (loss) gain on early extinguishment of debt, loss on sale of investment in marketable securities, net of noncontrolling interests	$40,379	$46,863	$47,035	$39,416
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	673	16,496	1,444	104,640
Purchase price fair value adjustment	—	(4,000)	71,446	—
(Loss) gain on early extinguishment of debt	(6,865)	(24,475)	(1,028)	3
Loss on sale of investment in marketable securities	3,895	—	—	—
Net income from discontinued operations	3,626	4,035	5,645	5,769
Gain on sale of discontinued operations	18,817	29,507	114,735	—
Net income attributable to SL Green	60,525	68,426	239,277	149,828
Preferred stock redemption costs	—	—	—	—
Perpetual preferred stock dividends	(3,738)	(3,738)	(3,738)	(3,738)
Net income attributable to SL Green common stockholders	$56,787	$64,688	$235,539	$146,090
Net income attributable to common stockholders per common share—basic	$0.59	$0.68	$2.47	$1.54
Net income attributable to common stockholders per common share—diluted	$0.59	$0.68	$2.46	$1.53

2013 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$350,451	$338,782	$340,888	$340,944
Income from continuing before equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, gain (loss) on early extinguishment of debt, gain on sale of investment in marketable securities, net of noncontrolling interests	$27,478	$19,895	$27,398	$37,300
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/ real estate	7,538	(354)	(3,583)	—
Purchase price fair value adjustment	—	—	(2,305)	—
Gain (loss) on early extinguishment of debt	5	—	(10)	(18,513)
Gain on sale of investment in marketable securities	—	—	(8)	(57)
Net income from discontinued operations	5,836	7,435	5,943	6,473
Gain on sale of discontinued operations	—	13,787	—	1,113
Net income attributable to SL Green	40,857	40,763	27,435	26,316
Preferred stock redemption costs	—	—	(12,160)	—
Perpetual preferred stock dividends	(3,737)	(3,738)	(6,999)	(7,407)
Net income attributable to SL Green common stockholders	$37,120	$37,025	$8,276	$18,909
Net income attributable to common stockholders per common share—basic	$0.39	$0.40	$0.09	$0.21
Net income attributable to common stockholders per common share—diluted	$0.39	$0.40	$0.09	$0.21
24. Quarterly Financial Data of the Operating Partnership (unaudited)
Summarized quarterly financial data for the years ended December 31, 2014 and 2013, which is reflective of the reclassification of the properties sold or held for sale during 2014 and 2013 as discontinued operations (see Note 4, "Properties Held for Sale and Dispositions"), was as follows (in thousands, except for per share amounts):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

2014 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$386,627	$390,274	$380,631	$362,446
Income from continuing before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, (loss) gain on early extinguishment of debt, loss on sale of investment in marketable securities, net of noncontrolling interests	$42,837	$49,499	$55,680	$44,144
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	673	16,496	1,444	104,640
Purchase price fair value adjustment	—	(4,000)	71,446	—
(Loss) gain on early extinguishment of debt	(6,865)	(24,475)	(1,028)	3
Loss on sale of investment in marketable securities	3,895	—	—	—
Net income from discontinued operations	3,626	4,035	5,645	5,769
Gain on sale of discontinued operations	18,817	29,507	114,735	—
Net income attributable to SLGOP	62,983	71,062	247,922	154,556
Preferred unit redemption costs	—	—	—	—
Perpetual preferred units distributions	(3,738)	(3,738)	(3,738)	(3,738)
Net income attributable to SLGOP common unitholders	$59,245	$67,324	$244,184	$150,818
Net income attributable to common unitholders per common unit—basic	$0.59	$0.68	$2.47	$1.54
Net income attributable to common unitholders per common unit—diluted	$0.59	$0.68	$2.46	$1.53

2013 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$350,451	$338,782	$340,888	$340,944
Income from continuing before equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, gain (loss) on early extinguishment of debt, gain on sale of investment in marketable securities, net of noncontrolling interests	$28,592	$21,005	$27,642	$37,855
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/ real estate	7,538	(354)	(3,583)	—
Purchase price fair value adjustment	—	—	(2,305)	—
Gain (loss) on early extinguishment of debt	5	—	(10)	(18,513)
Gain on sale of investment in marketable securities	—	—	(8)	(57)
Net income from discontinued operations	5,836	7,435	5,943	6,473
Gain on sale of discontinued operations	—	13,787	—	1,113
Net income attributable to SLGOP	41,971	41,873	27,679	26,871
Preferred unit redemption costs	—	—	(12,160)	—
Perpetual preferred distributions	(3,737)	(3,738)	(6,999)	(7,407)
Net income attributable to SLGOP common unitholders	$38,234	$38,135	$8,520	$19,464
Net income attributable to common unitholders per common unit—basic	$0.39	$0.40	$0.09	$0.21
Net income attributable to common unitholders per common unit—diluted	$0.39	$0.40	$0.09	$0.21

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

25. Subsequent Events
In January 2015, we closed on the modification and extension of the $1.2 billion revolving credit facility portion of our 2012 credit facility, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility portion of the facility by 20 basis points and 5 basis points, respectively, and extend the maturity date of the revolving credit facility portion of the facility to March 29, 2019 with an as-of-right extension through March 29, 2020.
In January 2015, we sold the remaining 895,956 shares of our common stock under our ATM Program for aggregate net proceeds of $113.4 million. The net proceeds from this offering were contributed to the Operating Partnership in exchange for 895,956 units of limited partnership interest of the Operating Partnership.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2014
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off/Recovery	Balance at End of Year
Year Ended December 31, 2014
Tenant and other receivables—allowance	$17,325	$13,533	$(12,790)	$18,068
Deferred rent receivable—allowance	$30,333	$4,140	$(7,062)	$27,411
Year Ended December 31, 2013
Tenant and other receivables—allowance	$14,341	$13,425	$(10,441)	$17,325
Deferred rent receivable—allowance	$29,580	$7,563	$(6,810)	$30,333
Year Ended December 31, 2012
Tenant receivables—allowance	$11,326	$17,232	$(14,217)	$14,341
Deferred rent receivable—allowance	$29,156	$7,153	$(6,729)	$29,580

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2014
(dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave(1)	300,000	—	107,832	—	221,171	—	329,003	329,003	107,652	1927	3/1998	Various
711 Third Avenue(1)(7)	120,000	19,844	42,499	—	40,907	19,844	83,406	103,250	30,035	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	47,933	18,846	126,637	145,483	48,659	1971	1/1999	Various
317 Madison Ave(1)	—	21,205	85,559	—	35,572	21,205	121,131	142,336	53,779	1920	6/2001	Various
220 East 42nd Street(1)	275,000	50,373	203,727	635	57,876	51,008	261,603	312,611	81,045	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	9,626	—	72,321	72,321	21,838	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	35,951	51,093	241,923	293,016	70,362	1958	7/2004	Various
625 Madison Ave(1)	—	—	246,673	—	35,576	—	282,249	282,249	77,982	1956	10/2004	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	89,417	78,282	416,242	494,524	127,566	1956	12/2004	Various
609 Fifth Avenue(1)	—	36,677	145,954	—	7,814	36,677	153,768	190,445	32,939	1925	6/2006	Various
120 West 45th Street(1)	170,000	60,766	250,922	—	22,227	60,766	273,149	333,915	58,601	1998	1/2007	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	54,441	114,077	530,827	644,904	114,957	1970	1/2007	Various
919 Third Avenue(1)(2)	500,000	223,529	1,033,198	35,410	22,564	258,939	1,055,762	1,314,701	216,685	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	35,260	—	763,473	763,473	175,368	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	29,132	91,038	409,876	500,914	90,325	1966	1/2007	Various
1100 King Street— 1-7 International Drive(3)	—	49,392	104,376	2,473	19,385	51,865	123,761	175,626	31,003	1983/1986	1/2007	Various
520 White Plains Road(3)	—	6,324	26,096	—	4,785	6,324	30,881	37,205	7,755	1979	1/2007	Various
115-117 Stevens Avenue(3)	—	5,933	23,826	—	6,334	5,933	30,160	36,093	7,967	1984	1/2007	Various
100 Summit Lake Drive(3)	—	10,526	43,109	—	7,213	10,526	50,322	60,848	11,863	1988	1/2007	Various
200 Summit Lake Drive(3)	—	11,183	47,906	—	7,217	11,183	55,123	66,306	12,600	1990	1/2007	Various
500 Summit Lake Drive(3)	—	9,777	39,048	—	5,643	9,777	44,691	54,468	9,495	1986	1/2007	Various
140 Grand Street(3)	—	6,865	28,264	—	4,606	6,865	32,870	39,735	7,734	1991	1/2007	Various
360 Hamilton Avenue(3)	—	29,497	118,250	—	12,851	29,497	131,101	160,598	29,031	2000	1/2007	Various
1-6 Landmark Square(4)	81,269	50,947	195,167	—	30,206	50,947	225,373	276,320	48,469	1973-1984	1/2007	Various
7 Landmark Square(4)	—	2,088	7,748	(367)	(133)	1,721	7,615	9,336	600	2007	1/2007	Various
680 Washington Boulevard(2)(4)	—	11,696	45,364	—	4,561	11,696	49,925	61,621	11,118	1989	1/2007	Various
750 Washington Boulevard(2)(4)	—	16,916	68,849	—	7,433	16,916	76,282	93,198	16,313	1989	1/2007	Various
1010 Washington Boulevard(4)	—	7,747	30,423	—	5,058	7,747	35,481	43,228	7,695	1988	1/2007	Various
500 West Putnam Avenue(4)	22,968	11,210	44,782	—	4,734	11,210	49,516	60,726	10,272	1973	1/2007	Various
150 Grand Street(3)	—	1,371	5,446	—	11,225	1,371	16,671	18,042	1,770	1962	1/2007	Various
400 Summit Lake Drive(3)	—	38,889	—	285	1	39,174	1	39,175	1	---	1/2007	N/A
331 Madison Avenue(1)	—	14,763	65,241	—	2,681	14,763	67,922	82,685	13,923	1923	4/2007	Various
1055 Washington Boulevard(4)	—	13,516	53,228	—	3,492	13,516	56,720	70,236	12,515	1987	6/2007	Various

1 Madison Avenue(1)	565,742	172,641	654,394	905	15,297	173,546	669,691	843,237	124,795	1960	8/2007	Various
125 Chubb Way(5)	—	5,884	25,958	—	23,832	5,884	49,790	55,674	5,263	2008	1/2008	Various
100 Church Street(1)	228,612	32,494	79,996	2,500	84,235	34,994	164,231	199,225	27,245	1959	1/2010	Various
125 Park Avenue(1)	—	120,900	189,714	—	42,165	120,900	231,879	352,779	34,869	1923	10/2010	Various
885 Third Avenue(1)	267,650	131,766	—	110,771	—	242,537	—	242,537	—	---	12/2010	N/A
Williamsburg(6)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	1,082	2010	12/2010	Various
1515 Broadway(1)	900,000	462,700	707,938	1,145	68,978	463,845	776,916	1,240,761	88,018	1972	4/2011	Various
110 East 42nd Street(1)	—	34,000	46,411	2,354	17,179	36,354	63,590	99,944	9,194	1921	5/2011	Various
51 East 42nd Street(1)	—	44,095	33,470	5	5,607	44,100	39,077	83,177	3,278	1913	11/2011	Various
400 East 57th Street(1)(8)	68,896	39,780	69,895	—	10,786	39,780	80,681	120,461	5,536	1931	1/2012	Various
400 East 58th Street(1)(8)	29,527	17,549	30,916	—	4,673	17,549	35,589	53,138	2,402	1929	1/2012	Various
752 Madison Avenue(1)(8)	—	282,415	7,131	—	10	282,415	7,141	289,556	644	1996/2012	1/2012	Various
762 Madison Avenue(1)(8)	8,045	6,153	10,461	—	90	6,153	10,551	16,704	805	1910	1/2012	Various
19-21 East 65th Street(1)(8)	—	—	7,389	—	159	—	7,548	7,548	559	1928-1940	1/2012	Various
304 Park Avenue(1)	—	54,189	75,619	300	6,336	54,489	81,955	136,444	7,465	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	38,104	24,343	75,262	99,605	—	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	793	45,976	68,109	114,085	5,076	1902	9/2012	Various
1080 Amsterdam(1)(9)	—	—	27,445	—	20,182	—	47,627	47,627	590	1932	10/2012	Various
131-137 Spring Street(1)	—	27,021	105,342	154	3,384	27,175	108,726	135,901	5,606	1891	12/2012	Various
248-252 Bedford Avenue(6)(10)	29,000	10,865	44,035	(2,194)	(6,784)	8,671	37,251	45,922	1,490	2012	3/2013	Various
16 Court Street(6)	—	19,217	63,210	—	4,954	19,217	68,164	87,381	4,604	1927-1928	4/2013	Various
315 West 33rd Street (1)	—	195,834	164,429	—	3,180	195,834	167,609	363,443	5,396	2000-2001	11/2013	Various
Fifth Avenue Retail Assemblage(1)	—	135,513	10,487	—	3,356	135,513	13,843	149,356	1,364	1909/1920/1921	11/2013	Various
388-390 Greenwich Street(1)	1,450,000	558,731	1,037,729	—	68,780	558,731	1,106,509	1,665,240	18,308	1986/1990	5/2014	Various
719 Seventh Avenue(1)(11)	—	14,402	26,866	—	—	14,402	26,866	41,268	334	1927	7/2014	Various
115 Spring Street(1)	—	15,938	37,309	—	—	15,938	37,309	53,247	—	1900	7/2014	Various
635 Madison(1)	—	153,745	—	—	—	153,745	—	153,745	—	---	9/2014	N/A
102 Greene Street(1)		11,288	20,963	—	—	11,288	20,963	32,251	131	1910	11/2014	Various
Other(12)	—	1,130	—	1,003	11,803	2,133	11,803	13,936	3,194
Total	$5,466,709	$3,685,380	$8,919,315	$159,138	$1,305,308	$3,844,518	$10,224,623	$14,069,141	$1,905,165
______________________________________________________________________

(1)	Property located in New York, New York.

(2)	We own a 51.0% interest in this property.

(3)	Property located in Westchester County, New York.

(4)	Property located in Connecticut.

(5)	Property located in New Jersey.

(6)	Property located in Brooklyn, New York.

(7)	We own a 50.0% interest in this property.

(8)	We own an 80.0% interest in this property.

(9)	We own an 87.5% interest in this property.

(10)	We own a 90.0% interest in this property.

(11)	We own a 75.0% interest in this property.

(12)	Other includes tenant improvements at eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2014

The changes in real estate for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$12,333,780	$11,662,953	$11,147,151
Property acquisitions	2,428,259	702,717	649,445
Improvements	379,295	199,141	146,410
Retirements/disposals/deconsolidation	(1,072,193)	(231,031)	(280,053)
Balance at end of year	$14,069,141	$12,333,780	$11,662,953
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2014 was $10.4 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$1,646,240	$1,393,323	$1,136,603
Depreciation for year	307,823	286,776	288,560
Retirements/disposals/deconsolidation	(48,898)	(33,859)	(31,840)
Balance at end of year	$1,905,165	$1,646,240	$1,393,323

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2014.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2014.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SL Green Realty Corp.
We have audited SL Green Realty Corp.'s (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 of the Company and our report dated February 23, 2015 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 23, 2015

Report of Independent Registered Public Accounting Firm
The Partners of SL Green Operating Partnership, L.P.
We have audited SL Green Operating Partnership L.P.'s (the "Operating Partnership") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Operating Partnership as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2014 of the Operating Partnership and our report dated February 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 23, 2015

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2015, or the 2015 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

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

3.23	Articles of Restatement of the Company, dated June 11, 2014, filed herewith.
3.24	Third Amended and Restated Bylaws of the Company, dated June 11, 2014, filed herewith.
3.25
Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of April 2, 2014, incorporated by reference to the Company's Form 8-K, dated April 4, 2014, filed with the SEC on April 4, 2014.

3.26
Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.27
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

10.26
First Amendment to Amended and Restated Agreement Credit Agreement, dated March 21, 2014, incorporated by reference to the Company's Current Report on Form 8-K, dated March 24, 2014, filed with the SEC on March 24, 2014.

10.27
Thirteenth Amendment, dated April 2, 2014, to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., incorporated by reference to the Company's Form 8-K, dated April 4, 2014, filed with the SEC on April 4, 2014.

10.28	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 2, 2014.
10.29	Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 2, 2014.
10.30	Employment Agreement, dated as of October 30, 2014, by and between SL Green Realty Corp. and Matthew DilLiberto.
10.31
Agreement Regarding Additional Term Loan, dated as of November 10, 2014, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, The Bank of New York Mellon (as Increasing Lender) and Wells Fargo Bank, National Association, as Administrative Agent.

10.32
Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2015, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

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

101.10
The following financial statements from the SL Green Realty Corp. and SL Green Operating Partnership, L.P. 's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statement of Equity for the years ended December 31, 2014, 2013 and 2012 of the Company, (v) Consolidated Statement of Capital for the years ended December 31, 2014, 2013 and 2012 of the Operating Partnership (vi) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vii) Notes to Consolidated Financial Statements, detail tagged, filed herewith.

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

SL GREEN REALTY CORP.

	By:	/s/ MATTHEW J. DILIBERTO
Dated: February 23, 2015		Matthew J. DiLiberto Chief Financial Officer
________________________________________________________________________________________________________________________
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp. hereby severally constitute Marc Holliday and Matthew J. DiLiberto, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEPHEN L. GREEN	Chairman of the Board of Directors	February 23, 2015
Stephen L. Green

/s/ MARC HOLLIDAY	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2015
Marc Holliday

/s/ ANDREW W. MATHIAS	President and Director	February 23, 2015
Andrew W. Mathias

/s/ MATTHEW J. DILIBERTO	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2015
Matthew J. DiLiberto

/s/ JOHN H. ALSCHULER, JR.	Director	February 23, 2015
John H. Alschuler, Jr.

/s/ EDWIN THOMAS BURTON, III	Director	February 23, 2015
Edwin Thomas Burton, III

/s/ JOHN S. LEVY	Director	February 23, 2015
John S. Levy

/s/ CRAIG HATKOFF	Director	February 23, 2015
Craig Hatkoff

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ MATTHEW J. DILIBERTO
Dated: February 23, 2015	By:	Matthew J. DiLiberto Chief Financial Officer
________________________________________________________________________________________________________________________
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp., the sole general partner of SL Green Operating Partnership, L.P., hereby severally constitute Marc Holliday and Matthew J. DiLiberto, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Operating Partnership, L.P. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEPHEN L. GREEN	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	February 23, 2015
Stephen L. Green

/s/ MARC HOLLIDAY	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 23, 2015
Marc Holliday

/s/ ANDREW W. MATHIAS	President and Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2015
Andrew W. Mathias

/s/ MATTHEW J. DILIBERTO	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 23, 2015
Matthew J. DiLiberto

/s/ JOHN H. ALSCHULER, JR.	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2015
John H. Alschuler, Jr.

/s/ EDWIN THOMAS BURTON, III	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2015
Edwin Thomas Burton, III

/s/ JOHN S. LEVY	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2015
John S. Levy

/s/ CRAIG HATKOFF	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2015
Craig Hatkoff