Form 10-Q
period 2015-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2015-05-08
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
SL Green Realty Corp. YES ☐ NO ☒ SL Green Operating Partnership, L.P. YES ☐  NO ☒
The number of shares outstanding of SL Green Realty Corp.'s common stock, $0.01 par value, was 99,582,364 as of May 4, 2015. As of May 4, 2015, 1,005,426 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2015 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
The Company owns 96.22% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2015, noncontrolling investors held, in aggregate, a 3.78% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,830,787	$3,844,518
Building and improvements	8,697,145	8,778,593
Building leasehold and improvements	1,423,087	1,418,585
Property under capital lease	27,445	27,445
	13,978,464	14,069,141
Less: accumulated depreciation	(1,973,674)	(1,905,165)
	12,004,790	12,163,976
Assets held for sale	—	462,430
Cash and cash equivalents	330,770	281,409
Restricted cash	128,834	149,176
Investment in marketable securities	47,716	39,429
Tenant and other receivables, net of allowance of $18,047 and $18,068 in 2015 and 2014, respectively	50,156	57,369
Related party receivables	12,088	11,735
Deferred rents receivable, net of allowance of $26,480 and $27,411 in 2015 and 2014, respectively	408,229	374,944
Debt and preferred equity investments, net of discounts and deferred origination fees of $18,797 and $19,172 in 2015 and 2014, respectively	1,548,739	1,408,804
Investments in unconsolidated joint ventures	1,244,185	1,172,020
Deferred costs, net	326,555	327,962
Other assets	978,670	647,333
Total assets	$17,080,732	$17,096,587
Liabilities
Mortgages and other loans payable	$5,359,043	$5,586,709
Revolving credit facility	520,000	385,000
Term loan and senior unsecured notes	2,110,041	2,107,078
Accrued interest payable and other liabilities	162,910	137,634
Accounts payable and accrued expenses	151,427	173,246
Deferred revenue	369,626	187,148
Capitalized lease obligations	20,917	20,822
Deferred land leases payable	1,301	1,215
Dividend and distributions payable	65,868	64,393
Security deposits	66,427	66,614
Liabilities related to assets held for sale	—	266,873
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	8,927,560	9,096,732
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	498,881	469,524
Preferred units	110,915	71,115

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2015 and December 31, 2014	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 103,176 and 100,928 issued and outstanding at March 31, 2015 and December 31, 2014, respectively (including 3,643 and 3,603 shares held in Treasury at March 31, 2015 and December 31, 2014, respectively)	1,032	1,010
Additional paid-in-capital	5,572,410	5,289,479
Treasury stock at cost	(325,207)	(320,471)
Accumulated other comprehensive loss	(11,810)	(6,980)
Retained earnings	1,690,578	1,752,404
Total SL Green stockholders' equity	7,148,935	6,937,374
Noncontrolling interests in other partnerships	394,441	521,842
Total equity	7,543,376	7,459,216
Total liabilities and equity	$17,080,732	$17,096,587

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Rental revenue, net	$303,329	$255,976
Escalation and reimbursement	40,969	37,807
Investment income	42,069	54,084
Other income	9,932	14,578
Total revenues	396,299	362,445
Expenses
Operating expenses, including related party expenses of $3,808 and $3,513 in 2015 and 2014, respectively	76,777	69,909
Real estate taxes	55,723	52,350
Ground rent	8,188	8,033
Interest expense, net of interest income	75,807	76,178
Amortization of deferred financing costs	6,615	3,657
Depreciation and amortization	108,337	86,515
Transaction related costs	1,143	2,474
Marketing, general and administrative	25,464	23,257
Total expenses	358,054	322,373
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate and (loss) gain on early extinguishment of debt	38,245	40,072
Equity in net income from unconsolidated joint ventures	4,030	6,128
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	104,640
(Loss) gain on early extinguishment of debt	(49)	3
Income from continuing operations	42,226	150,843
Net income from discontinued operations	427	5,769
Gain on sale of discontinued operations	12,983	—
Net income	55,636	156,612
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(1,743)	(4,729)
Noncontrolling interests in other partnerships	(5,927)	(1,490)
Preferred units distributions	(951)	(565)
Net income attributable to SL Green	47,015	149,828
Perpetual preferred stock dividends	(3,738)	(3,738)
Net income attributable to SL Green common stockholders	$43,277	$146,090
Amounts attributable to SL Green common stockholders:
Income from continuing operations before gains on sale and discontinued operations	$30,387	$39,143
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	101,359
Net income from discontinued operations	410	5,588
Gain on sale of discontinued operations	12,480	—
Net income attributable to SL Green common stockholders	$43,277	$146,090

SL Green Realty Corp.
Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Basic earnings per share:
Income from continuing operations before gains on sale and discontinued operations	$0.31	$0.41
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	1.07
Net income from discontinued operations	—	0.06
Gain on sale of discontinued operations	0.13	—
Net income attributable to SL Green common stockholders	$0.44	$1.54
Diluted earnings per share:
Income from continuing operations before gains on sale and discontinued operations	$0.31	$0.41
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	1.06
Net income from discontinued operations	—	0.06
Gain on sale of discontinued operations	0.13	—
Net income attributable to SL Green common stockholders	$0.44	$1.53
Dividends per share	$0.60	$0.50
Basic weighted average common shares outstanding	98,402	95,117
Diluted weighted average common shares and common share equivalents outstanding	103,019	98,716

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$55,636	$156,612
Other comprehensive (loss) income:
Change in net unrealized (loss) gain on derivative instruments, including SL Green's share of joint venture net unrealized (loss) gain on derivative instruments	(5,680)	168
Change in unrealized gain on marketable securities	650	129
Other comprehensive (loss) income	(5,030)	297
Comprehensive income	50,606	156,909
Net income attributable to noncontrolling interests and preferred units distributions	(8,621)	(6,784)
Other comprehensive loss attributable to noncontrolling interests	200	42
Comprehensive income attributable to SL Green	$42,185	$150,167

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2014	$221,932	97,325	$1,010	$5,289,479	$(320,471)	$(6,980)	$1,752,404	$521,842	$7,459,216
Net income							47,015	5,927	52,942
Acquisition of subsidiary interest from noncontrolling interest				7,564				(11,084)	(3,520)
Other comprehensive loss						(4,830)			(4,830)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		775	8	99,488					99,496
Conversion of units of the Operating Partnership to common stock		317	3	37,404					37,407
Reallocation of noncontrolling interest in the Operating Partnership							(45,456)		(45,456)
Reallocation of capital account relating to sale								(10,144)	(10,144)
Deferred compensation plan and stock award, net		26		1,306	(4,736)				(3,430)
Amortization of deferred compensation plan				6,239					6,239
Issuance of common stock		953	10	120,587					120,597
Proceeds from stock options exercised		137	1	10,343					10,344
Contributions to consolidated joint venture interests									—
Cash distributions to noncontrolling interests								(112,100)	(112,100)
Cash distributions declared ($0.60 per common share, none of which represented a return of capital for federal income tax purposes)							(59,647)		(59,647)
Balance at March 31, 2015	$221,932	99,533	$1,032	$5,572,410	$(325,207)	$(11,810)	$1,690,578	$394,441	$7,543,376

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$55,636	$156,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,955	93,680
Equity in net income from unconsolidated joint ventures	(4,030)	(6,128)
Distributions of cumulative earnings from unconsolidated joint ventures	15,489	7,669
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	—	(104,640)
Gain on sale of discontinued operations	(12,983)	—
Loss (gain) on early extinguishment of debt	49	(3)
Deferred rents receivable	(32,367)	(11,133)
Other non-cash adjustments	4,590	(12,792)
Changes in operating assets and liabilities:
Restricted cash—operations	(1,652)	(10,520)
Tenant and other receivables	7,096	11,899
Related party receivables	(353)	(11,885)
Deferred lease costs	(11,017)	(4,476)
Other assets	(38,280)	(32,949)
Accounts payable, accrued expenses and other liabilities and security deposits	(20,230)	(1,821)
Deferred revenue and land leases payable	14,056	14,635
Net cash provided by operating activities	90,959	88,148
Investing Activities
Acquisitions of real estate property	(6,290)	—
Additions to land, buildings and improvements	(47,117)	(48,213)
Escrowed cash—capital improvements/acquisition deposits	(3,084)	(34,861)
Investments in unconsolidated joint ventures	(83,772)	(18,966)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	45,546	72,558
Proceeds from disposition of real estate/joint venture interest	485,540	109,196
Proceeds from sale of marketable securities	133	—
Purchases of marketable securities	(7,769)	—
Other investments	(5,424)	(1,573)
Origination of debt and preferred equity investments	(174,420)	(150,464)
Repayments or redemption of debt and preferred equity investments	26,954	522
Net cash provided by (used in) investing activities	230,297	(71,801)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Financing Activities
Proceeds from mortgages and other loans payable	$—	$121,216
Repayments of mortgages and other loans payable	(481,608)	(10,772)
Proceeds from revolving credit facility and senior unsecured notes	665,000	603,000
Repayments of revolving credit facility and senior unsecured notes	(530,000)	(440,690)
Proceeds from stock options exercised and DRSSP issuance	109,840	8,992
Net proceeds from sale of common stock	120,597	24
Redemption of preferred unit	(200)	—
Distributions to noncontrolling interests in other partnerships	(110,867)	(1,586)
Contributions from noncontrolling interests in other partnerships	—	517
Distributions to noncontrolling interests in the Operating Partnership	(2,349)	(1,500)
Dividends paid on common and preferred stock	(62,903)	(51,652)
Other obligations related to mortgage loan participations	25,000	—
Deferred loan costs and capitalized lease obligation	(4,405)	(3,426)
Net cash (used in) provided by financing activities	(271,895)	224,123
Net increase in cash and cash equivalents	49,361	240,470
Cash and cash equivalents at beginning of year	281,409	206,692
Cash and cash equivalents at end of year	$330,770	$447,162

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,306	$1,295
Issuance of units in the Operating Partnership	22,114	17,314
Redemption of units in the Operating Partnership	37,407	16,583
Derivative instruments at fair value	4,426	110
Exchange of debt investment for equity in joint venture	10,151	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	21,578	—
Acquisition of subsidiary interest from noncontrolling interest	3,500	—
Tenant improvements and capital expenditures payable	17,664	9,898
Fair value adjustment to noncontrolling interest in the Operating Partnership	45,456	29,464
Transfer to net assets held for sale	—	63,925
Transfer to liabilities related to net assets held for sale	—	49,704
Transfer of financing receivable to debt investment	—	19,675
Deferred leasing payable	2,372	—
Issuance of preferred units	40,000	—

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,830,787	$3,844,518
Building and improvements	8,697,145	8,778,593
Building leasehold and improvements	1,423,087	1,418,585
Property under capital lease	27,445	27,445
	13,978,464	14,069,141
Less: accumulated depreciation	(1,973,674)	(1,905,165)
	12,004,790	12,163,976
Assets held for sale	—	462,430
Cash and cash equivalents	330,770	281,409
Restricted cash	128,834	149,176
Investment in marketable securities	47,716	39,429
Tenant and other receivables, net of allowance of $18,047 and $18,068 in 2015 and 2014, respectively	50,156	57,369
Related party receivables	12,088	11,735
Deferred rents receivable, net of allowance of $26,480 and $27,411 in 2015 and 2014, respectively	408,229	374,944
Debt and preferred equity investments, net of discounts and deferred origination fees of $18,797 and $19,172 in 2015 and 2014, respectively	1,548,739	1,408,804
Investments in unconsolidated joint ventures	1,244,185	1,172,020
Deferred costs, net	326,555	327,962
Other assets	978,670	647,333
Total assets	$17,080,732	$17,096,587
Liabilities
Mortgages and other loans payable	$5,359,043	$5,586,709
Revolving credit facility	520,000	385,000
Term loan and senior unsecured notes	2,110,041	2,107,078
Accrued interest payable and other liabilities	162,910	137,634
Accounts payable and accrued expenses	151,427	173,246
Deferred revenue	369,626	187,148
Capitalized lease obligations	20,917	20,822
Deferred land leases payable	1,301	1,215
Dividend and distributions payable	65,868	64,393
Security deposits	66,427	66,614
Liabilities related to assets held for sale	—	266,873
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	8,927,560	9,096,732
Commitments and contingencies	—	—
Preferred units	110,915	71,115

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	March 31, 2015	December 31, 2014
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2015 and December 31, 2014	221,932	221,932
SL Green partners' capital (1,034 and 1,013 general partner common units and 98,499 and 96,312 limited partner common units outstanding at March 31, 2015 and December 31, 2014, respectively)	7,340,771	7,078,924
Limited partner interests in SLGOP (3,913 and 3,973 limited partner common units outstanding at March 31, 2015 and December 31, 2014, respectively)	97,399	113,298
Accumulated other comprehensive loss	(12,286)	(7,256)
Total SLGOP partners' capital	7,647,816	7,406,898
Noncontrolling interests in other partnerships	394,441	521,842
Total capital	8,042,257	7,928,740
Total liabilities and capital	$17,080,732	$17,096,587

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2015	2014
Revenues
Rental revenue, net	$303,329	$255,976
Escalation and reimbursement	40,969	37,807
Investment income	42,069	54,084
Other income	9,932	14,578
Total revenues	396,299	362,445
Expenses
Operating expenses, including related party expenses of $3,808 and $3,513 in 2015 and 2014, respectively	76,777	69,909
Real estate taxes	55,723	52,350
Ground rent	8,188	8,033
Interest expense, net of interest income	75,807	76,178
Amortization of deferred financing costs	6,615	3,657
Depreciation and amortization	108,337	86,515
Transaction related costs	1,143	2,474
Marketing, general and administrative	25,464	23,257
Total expenses	358,054	322,373
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate and (loss) gain on early extinguishment of debt	38,245	40,072
Equity in net income from unconsolidated joint ventures	4,030	6,128
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	104,640
(Loss) gain on early extinguishment of debt	(49)	3
Income from continuing operations	42,226	150,843
Net income from discontinued operations	427	5,769
Gain on sale of discontinued operations	12,983	—
Net income	55,636	156,612
Net income attributable to noncontrolling interests in other partnerships	(5,927)	(1,490)
Preferred unit distributions	(951)	(565)
Net income attributable to SLGOP	48,758	154,557
Perpetual preferred unit distributions	(3,738)	(3,738)
Net income attributable to SLGOP common unitholders	$45,020	$150,819
Amounts attributable to SLGOP common unitholders:
Income from continuing operations before gains on sale and discontinued operations	$31,610	$40,410
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	104,640
Net income from discontinued operations	427	5,769
Gain on sale of discontinued operations	12,983	—
Net income attributable to SLGOP common unitholders	$45,020	$150,819

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2015	2014
Basic earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.31	$0.41
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	1.07
Net income from discontinued operations	—	0.06
Gain on sale of discontinued operations	0.13	—
Net income attributable to SLGOP common unitholders	$0.44	$1.54

Diluted earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.31	$0.41
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	1.06
Net income from discontinued operations	—	0.06
Gain on sale of discontinued operations	0.13	—
Net income attributable to SLGOP common unitholders	$0.44	$1.53
Dividends per unit	$0.60	$0.50
Basic weighted average common units outstanding	102,366	98,196
Diluted weighted average common units and common unit equivalents outstanding	103,019	98,716

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$55,636	$156,612
Other comprehensive (loss) income:
Change in net unrealized (loss) gain on derivative instruments, including SLGOP's share of joint venture net unrealized (loss) gain on derivative instruments	(5,680)	168
Change in unrealized gain on marketable securities	650	129
Other comprehensive (loss) income	(5,030)	297
Comprehensive income	50,606	156,909
Net income attributable to noncontrolling interests	(5,927)	(1,490)
Comprehensive income attributable to SLGOP	$44,679	$155,419

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		General Partner		Limited Partners
	Series I Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2014	$221,932	97,325	$7,078,924	3,973	$113,298	$(7,256)	$521,842	$7,928,740
Net income	3,738		43,277		1,743		5,927	54,685
Acquisition of subsidiary interest from noncontrolling interest			7,564				(11,084)	(3,520)
Other comprehensive loss						(5,030)		(5,030)
Preferred distributions	(3,738)							(3,738)
Issuance of common units				257	22,114			22,114
DRSPP proceeds		775	99,496					99,496
Conversion of units of the Operating Partnership to common stock		317	37,407	(317)	(37,407)			—
Reallocation of capital account relating to sale							(10,144)	(10,144)
Deferred compensation plan and stock award, net		26	(3,430)					(3,430)
Amortization of deferred compensation plan			6,239					6,239
Contribution to consolidated joint venture interest							—	—
Contributions - net proceeds from common stock offering		953	120,597					120,597
Contributions - proceeds from stock options exercised		137	10,344					10,344
Cash distributions to noncontrolling interests							(112,100)	(112,100)
Cash distributions declared ($0.60 per common unit, none of which represented a return of capital for federal income tax purposes)			(59,647)		(2,349)			(61,996)
Balance at March 31, 2015	$221,932	99,533	$7,340,771	3,913	$97,399	$(12,286)	$394,441	$8,042,257

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$55,636	$156,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,955	93,680
Equity in net income from unconsolidated joint ventures	(4,030)	(6,128)
Distributions of cumulative earnings from unconsolidated joint ventures	15,489	7,669
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	—	(104,640)
Gain on sale of discontinued operations	(12,983)	—
Loss (gain) on early extinguishment of debt	49	(3)
Deferred rents receivable	(32,367)	(11,133)
Other non-cash adjustments	4,590	(12,792)
Changes in operating assets and liabilities:
Restricted cash—operations	(1,652)	(10,520)
Tenant and other receivables	7,096	11,899
Related party receivables	(353)	(11,885)
Deferred lease costs	(11,017)	(4,476)
Other assets	(38,280)	(32,949)
Accounts payable, accrued expenses and other liabilities and security deposits	(20,230)	(1,821)
Deferred revenue and land leases payable	14,056	14,635
Net cash provided by operating activities	90,959	88,148
Investing Activities
Acquisitions of real estate property	(6,290)	—
Additions to land, buildings and improvements	(47,117)	(48,213)
Escrowed cash—capital improvements/acquisition deposits	(3,084)	(34,861)
Investments in unconsolidated joint ventures	(83,772)	(18,966)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	45,546	72,558
Net proceeds from disposition of real estate/joint venture interest	485,540	109,196
Proceeds from sale of marketable securities	133	—
Purchases of marketable securities	(7,769)	—
Other investments	(5,424)	(1,573)
Origination of debt and preferred equity investments	(174,420)	(150,464)
Repayments or redemption of debt and preferred equity investments	26,954	522
Net cash provided by (used in) investing activities	230,297	(71,801)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Financing Activities
Proceeds from mortgages and other loans payable	$—	$121,216
Repayments of mortgages and other loans payable	(481,608)	(10,772)
Proceeds from revolving credit facility, term loan and senior unsecured notes	665,000	603,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(530,000)	(440,690)
Contributions of proceeds from stock options exercised and DRSSP issuance	109,840	8,992
Contributions of net proceeds from sale of common stock	120,597	24
Redemption of preferred units	(200)	—
Distributions to noncontrolling interests in other partnerships	(110,867)	(1,586)
Contributions from noncontrolling interests in other partnerships	—	517
Distributions paid on common and preferred units	(65,252)	(53,152)
Other obligations related to mortgage loan participations	25,000	—
Deferred loan costs and capitalized lease obligation	(4,405)	(3,426)
Net cash (used in) provided by financing activities	(271,895)	224,123
Net increase in cash and cash equivalents	49,361	240,470
Cash and cash equivalents at beginning of year	281,409	206,692
Cash and cash equivalents at end of year	$330,770	$447,162

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,306	$1,295
Issuance of units in the Operating Partnership	22,114	17,314
Redemption of units in the Operating Partnership	37,407	16,583
Derivative instruments at fair value	4,426	110
Exchange of debt investment for equity in joint venture	10,151	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	21,578	—
Acquisition of subsidiary interest from noncontrolling interest	3,500	—
Tenant improvements and capital expenditures payable	17,664	9,898
Transfer to net assets held for sale	—	63,925
Transfer to liabilities related to net assets held for sale	—	49,704
Transfer of financing receivable to debt investment	—	19,675
Deferred leasing payable	2,372	—
Issuance of preferred units	40,000	—

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2015
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
Substantially all of our assets are held by, and all of our operations are conducted through the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2015, noncontrolling investors held, in the aggregate, a 3.78% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.
As of March 31, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23		18,429,045	7	3,476,115	30	21,905,160	96.0%
	Retail	9	(2)	403,735	7	279,628	16	683,363	90.7%
	Development/Redevelopment	8		883,862	5	1,952,782	13	2,836,644	38.0%
	Fee Interest	2		783,530	—	—	2	783,530	100.0%
		42		20,500,172	19	5,708,525	61	26,208,697	89.7%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	80.8%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	2		86,000	2	65,641	4	151,641	57.5%
		30		4,503,400	6	1,287,741	36	5,791,141	80.3%
Total commercial properties		72		25,003,572	25	6,996,266	97	31,999,838	88.0%
Residential:
Manhattan	Residential	3	(2)	735,587	17	2,046,733	20	2,782,320	96.8%
Suburban	Residential	1		66,611	—	—	1	66,611	84.4%
Total residential properties		4		802,198	17	2,046,733	21	2,848,931	96.4%
Total portfolio		76		25,805,770	42	9,042,999	118	34,848,769	88.7%
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

(2)
As of March 31, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

As of March 31, 2015, we also managed an approximately 336,201 square foot office building owned by a third party and held debt and preferred equity investments with a book value of $1.5 billion.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2015 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 of the Company and the Operating Partnership.
The consolidated balance sheets at December 31, 2014 have been derived from the audited financial statements as of that date but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of March 31, 2015 and December 31, 2014 are $198.5 million and $198.4 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of March 31, 2015 and December 31, 2014 are $106.0 million and $106.5 million, respectively, related to our consolidated VIEs. Also, included in assets held for sale and liabilities related to assets held for sale on our consolidated balance sheets as of December 31, 2014 are $445.0 million of commercial real estate and $253.9 million of mortgage related to our consolidated VIEs.
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and the presentation of net income is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.
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
March 31, 2015
(unaudited)

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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our consolidated properties were other than temporarily impaired at March 31, 2015.
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
We recognized an increase of $14.3 million and $6.1 million in rental revenue for the three months ended March 31, 2015 and 2014, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of $0.6 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Identified intangible assets (included in other assets):
Gross amount	$968,763	$664,297
Accumulated amortization	(408,884)	(383,236)
Net	$559,879	$281,061
Identified intangible liabilities (included in deferred revenue):
Gross amount	$847,326	$655,755
Accumulated amortization	(506,578)	(483,948)
Net	$340,748	$171,807
Fair Value Measurements
See Note 17, "Fair Value Measurements."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Investment in Marketable Securities
We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at March 31, 2015. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At March 31, 2015 and December 31, 2014, we held the following marketable securities (in thousands):

	March 31, 2015	December 31, 2014
Equity marketable securities	$4,287	$4,332
Mortgage-backed securities	43,429	35,097
Total marketable securities available-for-sale	$47,716	$39,429
The cost basis of the commercial mortgage-backed securities was $40.0 million and $32.4 million at March 31, 2015 and December 31, 2014, respectively. These securities mature at various times through 2049.
During the three months ended March 31, 2015, we disposed of marketable securities for aggregate net proceeds of $0.1 million. We did not sell any of our marketable securities during the three months ended March 31, 2014.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2015.
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
March 31, 2015
(unaudited)

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
We may syndicate a portion of the loans that we originate or sell these loans individually. When a transaction meets the criteria of sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statement of income. Any fees received at the time of sale or syndication are recognized as part of investment income.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during three months ended March 31, 2015 and 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

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
During the three months ended March 31, 2015 and 2014, we recorded Federal, state and local tax provisions of $0.3 million and $2.9 million, respectively.
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
Compensation cost for stock options, if any, is recognized over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of the Company's common stock on the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.
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
March 31, 2015
(unaudited)

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than three tenants who account for 10.7%, 7.1% and 5.4% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 2.1% of our share of annualized cash rent, including our share of joint venture annualized rent, at March 31, 2015. For the three months ended March 31, 2015, 10.1%, 9.7%, 7.7% and 7.4% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 388-390 Greenwich Street, 1185 Avenue of the Americas and 919 Third Avenue, respectively.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Accounting Standards Updates
In April 2015, the Financial Accounting Standards Board, or FASB, issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (Accounting Standards Update, or ASU, No, 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. Upon adoption, an entity must apply the new guidance retrospectively for all prior periods presented in the financial statements. The Company expects to adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued new guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU, No. 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In June 2014, the FASB issued final guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement and also eliminates existing guidance for repurchase financings (ASU, No. 2014-11). New disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning after March 15, 2015. Early adoption of this guidance is prohibited. The Company has adopted the standard beginning in the first quarter of 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements. The Company will adopt the presentation and disclosures related to transactions accounted for as secured borrowings during the second quarter of 2015.
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
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations (ASU No. 2014-08). The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of this guidance was permitted. The Company has adopted the standard beginning in the first quarter of 2015. The adoption of this guidance will change the presentation of discontinued operations for all properties held for sale and/or disposed of subsequent to January 1, 2015.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

3. Property Acquisitions
2015 Acquisitions
During the three months ended March 31, 2015, the property listed below was acquired from a third party. The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of this acquisition (in thousands):

1640 Flatbush Avenue(1)
Acquisition Date	March 2015
Ownership Type	Fee Interest
Property Type	Retail

Purchase Price Allocation:
Land	$6,120
Building and building leasehold	680
Above-market lease value	—
Acquired in-place leases	—
Other assets, net of other liabilities	—
Assets acquired	6,800
Mark-to-market assumed debt	—
Below-market lease value	—
Derivatives	—
Liabilities assumed	—
Purchase price	$6,800
Net consideration funded by us at closing, excluding consideration financed by debt	$6,800
Equity and/or debt investment held	$—
Debt assumed	$—
____________________________________________________________________

(1)	We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place leases.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

2014 Acquisitions
During the three months ended March 31, 2015, we finalized the purchase price allocations based on third party appraisal and additional facts and circumstances that existed at the acquisition dates for the following 2014 acquisitions (in thousands):

	719 Seventh Avenue(1)(2)	115 Spring Street(1)	388-390 Greenwich Street(1)(3)
Acquisition Date	July 2014	July 2014	May 2014
Ownership Type	Fee Interest	Fee Interest	Fee Interest
Property Type	Development	Retail	Office

Purchase Price Allocation:
Land	$41,850	$11,078	$516,292
Building and building leasehold	—	44,799	964,434
Above-market lease value	—	—	—
Acquired in-place leases	—	2,037	302,430
Other assets, net of other liabilities	—	—	6,495
Assets acquired	41,850	57,914	1,789,651
Mark-to-market assumed debt	—	—	—
Below-market lease value	—	4,789	186,782
Derivatives	—	—	18,001
Liabilities assumed	—	4,789	204,783
Purchase price	$41,850	$53,125	$1,584,868
Net consideration funded by us at closing, excluding consideration financed by debt	$41,850	$53,125	$208,614
Equity and/or debt investment held	$—	$—	$148,025
Debt assumed	$—	$—	$1,162,379
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $14.4 million and $26.7 million to land and building, respectively, at 719 Seventh Avenue, $15.9 million and $37.2 million to land and building, respectively, at 115 Spring Street and $558.7 million and $1.0 billion to land and building, respectively, at 388-390 Greenwich. The impact to our consolidated statement of income for the three months ended March 31, 2015 was $6.7 million in rental revenue for the amortization of aggregate below-market leases and $10.1 million of depreciation expense.

(2)
We, along with our joint venture partner, acquired this property for consideration that included the issuance of $14.1 million aggregate liquidation preference of Series L Preferred Units of limited partnership interest of the Operating Partnership and $9.5 million aggregate liquidation preference of Series K Preferred Units of limited partnership interest of the Operating Partnership. We hold a 75.0% controlling interest in this joint venture.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

For business combinations achieved in stages, the acquisition-date fair value of our equity interest in a property immediately before the acquisition date is determined based on estimated cash flow projections that utilize available market information and discount and capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquisition-date fair value of the equity interest in 388-390 Greenwich Street immediately before the acquisition date as well as the purchase price fair value, as determined in accordance with the methodology set out in the prior sentence, is as follows (in thousands):

388-390 Greenwich Street
Contract purchase price	$1,585,000
Net consideration funded by us at closing, excluding consideration financed by debt	(208,614)
Debt assumed	(1,162,379)
Fair value of retained equity interest	214,007
Equity and/or debt investment held	(148,025)
Other(1)	5,464
Purchase price fair value adjustment	$71,446
___________________________________________________________________

(1)	Includes the acceleration of a deferred leasing commission from the joint venture to the Company.
4. Property Dispositions
The following table summarizes the properties sold during the three months ended March 31, 2015:

Property	Disposition Date	Property Type	Approximate Usable Square Feet	Sales Price (in millions)	Gain on Sale(1) (in millions)
180 Maiden Lane	January 2015	Office	1,090,000	$470.0	$17.0
____________________________________________________________________

(1)
The gain on sale for 180 Maiden Lane is net of a $0.8 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, amounts do not include adjustments for expense recorded in subsequent periods.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Discontinued Operations
Discontinued operations included the results of operations of real estate assets sold prior to March 31, 2015. This included 180 Maiden Lane, which was sold in January 2015, 2 Herald Square, 985-987 Third Avenue and 673 First Avenue, which were sold during 2014.
The following table summarizes net income from discontinued operations for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
Rental revenue	$236	$21,180
Escalation and reimbursement revenues	(127)	3,397
Other income	—	3
Total revenues	109	24,580
Operating expenses	(631)	4,461
Real estate taxes	250	3,985
Ground rent	—	2,196
Interest expense, net of interest income	109	4,661
Transaction related costs	(49)	—
Depreciation and amortization	—	3,297
Amortization of deferred financing costs	3	211
Total expenses	(318)	18,811
Net income from discontinued operations	$427	$5,769
5. Debt and Preferred Equity Investments
During the three months ended March 31, 2015 and 2014, our debt and preferred equity investments (net of discounts and deferred origination fees) increased $166.9 million and $189.4 million, respectively, due to originations, purchases, advances under future funding obligations, accretion of reserves, discount amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $27.0 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively, which offset the increases in debt and preferred equity investments.
Debt Investments
As of March 31, 2015 and December 31, 2014, we held the following debt investments with an aggregate weighted average current yield of 10.27% at March 31, 2015 (in thousands):

Loan Type	March 31, 2015 Future Funding Obligations	March 31, 2015 Senior Financing	March 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Fixed Rate Investments:
Jr. Mortgage Participation /Mezzanine Loan	$—	$205,000	$71,291	$70,688	February 2016
Jr. Mortgage Participation/Mezzanine Loan(2)(3)	—	—	45,863	45,611	Various(2)
Jr. Mortgage Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	165,000	71,721	71,656	November 2016
Jr. Mortgage Participation/Mezzanine Loan	—	1,109,000	100,758	98,934	March 2017
Mezzanine Loan(3)	—	—	65,868	65,770	March 2017

Loan Type	March 31, 2015 Future Funding Obligations	March 31, 2015 Senior Financing	March 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Mezzanine Loan(4)	10,787	502,100	30,264	24,608	June 2017
Mezzanine Loan	—	539,000	49,622	49,629	July 2018
Mortgage Loan(5)	—	—	26,222	26,209	February 2019
Mortgage Loan	—	—	607	637	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(6)	—	90,000	19,932	19,930	November 2023
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan(7)	—	—	—	14,068
Jr. Mortgage Participation(8)	—	—	—	11,934
Total fixed rate	$10,787	$2,853,100	$564,648	$582,174
Floating Rate Investments:
Mezzanine Loan(9)	611	50,000	44,647	37,322	April 2015
Mortgage/Mezzanine Loan	—	—	109,802	109,527	June 2015
Mezzanine Loan	—	110,000	49,745	49,614	September 2015
Mezzanine Loan	—	775,000	73,699	73,402	March 2016
Mezzanine Loan(10)	—	160,000	22,586	22,573	June 2016
Mezzanine Loan	—	115,000	24,911	24,910	July 2016
Mezzanine Loan(11)	514	172,105	36,917	33,726	November 2016
Mezzanine Loan	—	360,000	99,144	99,023	November 2016
Mezzanine Loan(12)	17,104	117,202	43,906	42,750	December 2016
Mezzanine Loan	2,120	33,915	11,855	11,835	December 2016
Mortgage/Mezzanine Loan(13)	78,975	—	111,613	—	January 2017
Mezzanine Loan	8,781	92,294	20,955	20,651	January 2017
Jr. Mortgage Participation/Mezzanine Loan	2,522	112,393	38,905	38,524	July 2017
Mortgage/Mezzanine Loan	—	—	22,822	22,803	July 2017
Mortgage/Mezzanine Loan	—	—	16,861	16,848	September 2017
Mezzanine Loan	—	60,000	14,869	14,859	November 2017
Mortgage/Mezzanine Loan(14)	795	—	14,868	14,845	December 2017
Jr. Mortgage Participation/Mezzanine Loan	—	55,000	20,528	20,533	July 2018
Mortgage/Mezzanine Loan	—	—	18,159	18,083	February 2019
Mezzanine Loan	—	38,000	21,816	21,807	March 2019
Total floating rate	$111,422	$2,250,909	$818,608	$693,635
Total	$122,209	$5,104,009	$1,383,256	$1,275,809
____________________________________________________________________

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	The $22.8 million junior mortgage participation and $23.1 million mezzanine loan mature in February 2016 and May 2016, respectively.

(3)	These loans are collateralized by defeasance securities.

(4)
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

(6)
Carrying value is net of $5.0 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(7)	This loan was repaid in February 2015.

(8)	This loan was repaid in March 2015.

(9)	This loan was repaid in April 2015.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

(10)
Carrying value is net of $7.4 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(11)	This loan was repaid in April 2015.

(12)	In February 2015, the maturity date was extended to December 2016.

(13)
Carrying value is net of $25.0 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(14)
Carrying value is net of $5.1 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

Preferred Equity Investments
As of March 31, 2015 and 2014, we held the following preferred equity investments with an aggregate weighted average current yield of 10.20% at March 31, 2015 (in thousands):

Type	March 31, 2015 Future Funding Obligations	March 31, 2015 Senior Financing	March 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)	$—	$550,000	$124,907	$123,041	July 2015
Preferred equity(3)	—	70,000	9,957	9,954	March 2018
Preferred equity	7,100	60,795	30,619	—	November 2018
	$7,100	$680,795	$165,483	$132,995
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	In March 2015, the maturity date was extended to March 2018.
At March 31, 2015 and December 31, 2014, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at March 31, 2015 and December 31, 2014 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $122.3 million and $133.5 million at March 31, 2015 and December 31, 2014, respectively. No financing receivables were 90 days past due at March 31, 2015.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2015 and December 31, 2014, 650 Fifth Avenue, 33 Beekman, and 3 Columbus Circle were VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $97.9 million and $146.2 million at March 31, 2015 and December 31, 2014, respectively. All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of March 31, 2015:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	January 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue(2)	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.88%	56.88%	674,000	April 2007	520,000
Jericho Plaza	Onyx Equities/Credit Suisse	20.26%	20.26%	640,000	April 2007	210,000
The Meadows	Onyx Equities	50.00%	50.00%	582,100	September 2007	111,500
600 Lexington Avenue	Canadian Pension Plan Investment Board	55.00%	55.00%	303,515	May 2010	193,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
7 Renaissance	Louis Cappelli	50.00%	50.00%	65,641	December 2010	4,000
3 Columbus Circle(3)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(4)	Jeff Sutton	50.00%	50.00%	35,897	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,040	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
33 Beekman(5)	Harel Insurance and Finance/TNG 33 LLC	45.90%	45.90%	—	August 2012	31,000
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(6)	Private Investors	32.28%	32.28%	16,736	December 2012	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	147,619	December 2012	45,000
650 Fifth Avenue(7)	Jeff Sutton	50.00%	50.00%	32,324	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio(8)	Various	Various	Various	2,046,733	February 2015	36,668
____________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture.

(2)	In March 2015, we acquired an additional 17.56% interest in this joint venture for $67.5 million.

(3)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns a portion of the property, floors three through eight referred to as Y&R units. Because the joint venture has an option to repurchase the Y&R units, the gain associated with this sale was deferred.

(4)
The purchase price represents only the purchase of the 1552 Broadway interest which comprised approximately 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

(5)	The property is currently being developed into a 30-story dormitory building, which will be conveyed to Pace University upon its completion under a long-term ground lease arrangement.

(6)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% interest in three residential units at the property.

(7)
The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue. In connection with the ground lease obligation, SLG provided a performance guaranty and our joint venture partner executed a contribution agreement to reflect its pro rata obligation. In the event the property is converted into a condominium unit and the landlord elects the purchase option, the joint venture shall be obligated to acquire the unit at the then fair value.

(8)
In February 2015, we acquired an interest in a portfolio of Manhattan residential and retail properties for $40.2 million, of which $3.5 million represented an increase in ownership interest in six of our existing consolidated joint venture properties.  The $40.2 million of consideration included the issuance of $40.0 million aggregate liquidation preference of 3.75% Series M Preferred Units of limited partnership interest of the Operating Partnership.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of March 31, 2015 and December 31, 2014, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	March 31, 2015	December 31, 2014	Initial Maturity Date
Mezzanine loan and preferred equity	$99,702	$99,629	March 2016
Mezzanine loan(1)	45,964	46,246	February 2022
	$145,666	$145,875
____________________________________________________________________

(1)
We have an option to convert our loan to equity interest subject to certain conditions. In addition, we have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to Generally Accepted Accounting Principles, or GAAP. As such, the embedded feature is not required to be bifurcated and the fair value accounting for the embedded feature at each reporting date is not applicable.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2015 and December 31, 2014, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	March 31, 2015	December 31, 2014
Fixed Rate Debt:
7 Renaissance	December 2015	10.00%	$2,147	$2,147
11 West 34th Street	January 2016	4.82%	16,825	16,905
280 Park Avenue	June 2016	6.57%	698,249	700,171
1745 Broadway	January 2017	5.68%	340,000	340,000
Jericho Plaza	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
315 West 36th Street	December 2017	3.16%	25,000	25,000
521 Fifth Avenue	November 2019	3.73%	170,000	170,000
717 Fifth Avenue(2)	July 2022	4.45%	300,000	300,000
21 East 66th Street	April 2023	3.60%	12,000	12,000
717 Fifth Avenue(2)	July 2024	9.00%	317,126	314,381
3 Columbus Circle(3)	March 2025	2.83%	350,000	—
Stonehenge Portfolio(4)	Various	4.18%	435,416	—
Total fixed rate debt			$2,851,423	$2,065,264
Floating Rate Debt:
The Meadows	September 2015	7.75%	67,350	67,350
1552 Broadway(5)	April 2016	4.29%	188,409	184,210
Other loan payable	June 2016	1.08%	30,000	30,000
650 Fifth Avenue(6)	October 2016	3.68%	65,000	65,000
175-225 Third Street	December 2016	4.25%	40,000	40,000
10 East 53rd Street	February 2017	2.68%	125,000	125,000
724 Fifth Avenue	April 2017	2.60%	275,000	275,000
33 Beekman(7)	August 2017	2.93%	59,370	52,283
600 Lexington Avenue	October 2017	2.26%	115,758	116,740
55 West 46th Street(8)	October 2017	2.48%	150,000	150,000
Stonehenge Portfolio	December 2017	3.25%	10,500	—
121 Greene Street	November 2019	1.68%	15,000	15,000
100 Park Avenue	February 2021	1.93%	360,000	360,000
21 East 66th Street	June 2033	2.88%	1,864	1,883
3 Columbus Circle(3)			—	230,974
Total floating rate debt			$1,503,251	$1,713,440
Total joint venture mortgages and other loans payable			$4,354,674	$3,778,704
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended March 31, 2015, taking into account interest rate hedges in effect during the period.

(2)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $290.0 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(3)	In March 2015, the joint venture refinanced the previous mortgage and incurred a net loss on early extinguishment of debt of $0.8 million.

(4)
Amount is comprised of $13.5 million, $56.3 million, $35.0 million, $7.4 million, $143.3 million, and $179.9 million in fixed-rate mortgages that mature in July 2016, June 2017, November 2017, February 2018, August 2019, and June 2024, respectively.

(5)
These loans are comprised of a $150.0 million mortgage loan and a $41.5 million mezzanine loan. As of March 31, 2015, $1.7 million of the mortgage loan and $1.4 million of the mezzanine loan was unfunded.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

(6)	This loan has a committed amount of $97.0 million, of which $32.0 million was unfunded as of March 31, 2015.

(7)
This loan has a committed amount of $75.0 million, of which $18.4 million is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(8)	This loan has a committed amount of $190.0 million, of which $40.0 million was unfunded as of March 31, 2015.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, The Meadows, 315 West 36th Street, 21 East 66th Street, 175-225 Third Street and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.8 million and $6.3 million from these services for the three months ended March 31, 2015 and 2014, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2015 and December 31, 2014, are as follows (in thousands):

	March 31, 2015	December 31, 2014
Assets
Commercial real estate property, net	$6,104,572	$5,275,632
Other assets	919,848	810,567
Total assets	$7,024,420	$6,086,199
Liabilities and members' equity
Mortgages and other loans payable	$4,354,674	$3,778,704
Other liabilities	506,768	485,572
Members' equity	2,162,978	1,821,923
Total liabilities and members' equity	$7,024,420	$6,086,199
Company's investments in unconsolidated joint ventures	$1,244,185	$1,172,020
The combined statements of income for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues	$128,916	$161,138
Operating expenses	25,486	26,683
Ground rent	2,592	2,025
Real estate taxes	19,376	16,936
Interest expense, net of interest income	44,007	52,336
Amortization of deferred financing costs	3,010	4,633
Transaction related costs	8	271
Depreciation and amortization	32,984	45,604
Total expenses	127,463	148,488
Loss on early extinguishment of debt	(833)	(3,197)
Net income (loss) before gain on sale	$620	$9,453
Company's equity in net income from unconsolidated joint ventures	$4,030	$6,128

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

7. Deferred Costs
Deferred costs at March 31, 2015 and 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred leasing	$389,935	$385,555
Deferred financing	195,474	193,776
	585,409	579,331
Less accumulated amortization	(258,854)	(251,369)
Deferred costs, net	$326,555	$327,962
8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at March 31, 2015 and December 31, 2014, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	March 31, 2015	December 31, 2014
Fixed Rate Debt:
500 West Putnam Avenue	January 2016	5.52%	$22,823	$22,968
Landmark Square	December 2016	4.00%	80,848	81,269
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
120 West 45th Street	February 2017	6.12%	170,000	170,000
762 Madison Avenue(2)	February 2017	3.81%	8,001	8,045
885 Third Avenue	July 2017	6.26%	267,650	267,650
1745 Broadway	June 2018	4.81%	16,000	16,000
388-390 Greenwich Street(3)	June 2018	3.25%	1,004,000	1,004,000
One Madison Avenue	May 2020	5.91%	560,025	565,742
100 Church Street	July 2022	4.68%	227,713	228,612
919 Third Avenue(4)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	68,588	68,896
400 East 58th Street	February 2024	4.13%	29,395	29,527
420 Lexington Avenue	October 2024	3.99%	300,000	300,000
1515 Broadway	March 2025	3.93%	900,000	900,000
Series J Preferred Units(5)	April 2051	3.75%	4,000	4,000
711 Third Avenue(6)			—	120,000
Total fixed rate debt			$4,609,043	$4,736,709
Floating Rate Debt:
Master repurchase agreement(7)	December 2015	3.43%	—	100,000
388-390 Greenwich Street(3)	June 2018	1.93%	446,000	446,000
248-252 Bedford Avenue	June 2019	1.68%	29,000	29,000
220 East 42nd Street	October 2020	1.78%	275,000	275,000
180 Maiden Lane(8)			—	253,942
Total floating rate debt			$750,000	$1,103,942
Total mortgages and other loans payable			$5,359,043	$5,840,651
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended March 31, 2015, taking into account interest rate hedges in effect during the period.

(2)	In February 2015, we entered into a new swap agreement with a fixed interest rate of 3.86% per annum, which replaced the previous swap agreement with a fixed interest rate of 3.75% per annum.

(3)
In connection with the acquisition of our joint venture partner's interest, we assumed the existing derivative instruments, which swapped $504.0 million of the mortgage to a fixed rate mortgage which bears interest at 3.80% per annum. In October 2014, we entered into multiple swap agreements to hedge our interest rate exposure on the additional $500.0 million portion of this mortgage, which was swapped to a fixed rate of 2.69% per annum. Including the as-of right extension option, this loan matures in June 2021.

(4)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(5)
In connection with the acquisition of a commercial real estate property, the Operating Partnership issued $4.0 million, or 4,000, 3.75% Series J Preferred Units of limited partnership interest, or the Series J Preferred Units, with a mandatory liquidation preference of $1,000.00 per unit. The Series J Preferred Units can be redeemed in cash by the Operating Partnership on the earlier of (i) the date of the sale of the property or (ii) April 30, 2051 or at the option of the unitholders as further prescribed in the related agreement.

(6)	In March 2015, we repaid the mortgage.

(7)	The Master Repurchase Agreement, or MRA, has a maximum facility capacity of $300.0 million.

(8)	In January 2015, the property was sold and the debt was repaid.
At March 31, 2015 and December 31, 2014, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $7.9 billion and $8.2 billion, respectively.
9. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. As of March 31, 2015, the 2012 credit facility, as amended, consisted of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility.
As of March 31, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At March 31, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At March 31, 2015, the effective interest rate was 1.43% for the revolving credit facility and 1.65% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2015, the facility fee was 25 basis points. As of March 31, 2015, we had $107.6 million of outstanding letters of credit, $520.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $572.4 million under the 2012 credit facility.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2015 and December 31, 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2015 Unpaid Principal Balance	March 31, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,261	$255,250	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	312,005	309,069	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,760	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,008	3.00%	3.00%	20	March 30, 2027
	$1,310,323	$1,277,041	$1,274,078
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.1632 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2015 and will remain exchangeable through June 30, 2015. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of March 31, 2015, $32.9 million remained to be amortized into the debt balance.

(4)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(5)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. In April 2015, we redeemed the remaining outstanding debentures.

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

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2015 and December 31, 2014, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
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
March 31, 2015
(unaudited)

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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2015, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes		Total	Joint Venture Debt
Remaining 2015	$22,882	$—	$—	$—	$—	$7	(1)	$22,889	$39,407
2016	47,360	100,311	—	—	—	255,308		402,979	534,026
2017	61,063	895,329	—	—	—	355,008		1,311,400	582,755
2018	64,462	16,000	—	—	—	250,000		330,462	2,196
2019	70,409	28,317	—	833,000	—	—		931,726	104,688
Thereafter	200,403	3,852,505	520,000	—	100,000	450,000		5,122,908	446,744
	$466,579	$4,892,462	$520,000	$833,000	$100,000	$1,310,323		$8,122,364	$1,709,816
__________________________________________________________________

(1)	In April 2015, we redeemed the remaining outstanding 4.00% Exchangeable Senior Debentures due 2025.

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest expense	$76,459	$76,708
Interest income	(652)	(530)
Interest expense, net	$75,807	$76,178
Interest capitalized	$8,558	$4,271
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $1.0 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. We also recorded expenses of $4.0 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of $127,200 and $104,800 for the three months ended March 31, 2015 and 2014, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Other
Amounts due from related parties at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Due from joint ventures	$1,214	$1,254
Other	10,874	10,481
Related party receivables	$12,088	$11,735
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2015 and December 31, 2014, the noncontrolling interest unit holders owned 3.78%, or 3,912,944 units, and 3.92%, or 3,973,016 units, of the Operating Partnership, respectively. At March 31, 2015, 3,912,944 shares of SL Green's common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Balance at beginning of period	$469,524	$265,476
Distributions	(2,349)	(7,849)
Issuance of common units	22,114	56,469
Redemption of common units	(37,407)	(31,653)
Net income	1,743	18,467
Accumulated other comprehensive income allocation	(200)	175
Fair value adjustment	45,456	168,439
Balance at end of period	$498,881	$469,524
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
The Operating Partnership has authorized up to 700,000 3.5% Series K Preferred Units of limited partnership interest, or the Series K Preferred Units, with a liquidation preference of $25.00 per unit. In August 2014, the Company issued 563,954 Series K Preferred Units in conjunction with an acquisition. The Series K Preferred unitholders receive annual dividends of $0.875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series K Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible into a number of common units of limited partnership

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $134.67.
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
The Operating Partnership has authorized up to 1,600,000 3.75% Series M Preferred Units of limited partnership interest, or the Series M Preferred Units, with a liquidation preference of $25.00 per unit. In February 2015, the Company issued 1,600,000 Series M Preferred Units in conjunction with the acquisition of ownership interests in and relating to certain residential and retail real estate properties. The Series M Preferred unitholders receive annual dividends of $0.9375 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series M Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Balance at beginning of period	$71,115	$49,550
Issuance of preferred units	40,000	23,565
Redemption of preferred units	(200)	(2,000)
Balance at end of period	$110,915	$71,115
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2015, 99,532,817 shares of common stock and no shares of excess stock were issued and outstanding.
At-The-Market Equity Offering Program
In June 2014, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of SL Green's common stock. During the three months ended March 31, 2015, we sold 895,956 shares of our common stock for aggregate net proceeds of $113.4 million comprising the remaining balance of this ATM Program. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 895,956 units of limited partnership interest of the Operating Partnership.
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the three months ended March 31, 2015, we sold 56,680 shares of our common stock for aggregate net proceeds of $7.5 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 56,680 units of limited partnership interest of the Operating Partnership. As of March 31, 2015, $292.5 million remained available for issuance of common stock under the new ATM program.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
During the three months ended March 31, 2015, the Company issued 775,161 shares of SL Green's common stock and received net proceeds of $99.5 million of proceeds from dividend reinvestments and/or stock purchases under the DRSPP. DRSPP shares may be issued at a discount to the market price.
Earnings per Share
SL Green's earnings per share for the three months ended March 31, 2015 and 2014 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2015	2014
Basic Earnings:
Income attributable to SL Green common stockholders	$43,277	$146,090
Effect of Dilutive Securities:
Redemption of units to common shares	1,743	4,729
Diluted Earnings:
Income attributable to SL Green common stockholders	$45,020	$150,819

	Three Months Ended March 31,
Denominator	2015	2014
Basic Shares:
Weighted average common stock outstanding	98,402	95,117
Effect of Dilutive Securities:
Redemption of units to common shares	3,964	3,079
Stock-based compensation plans	653	520
Diluted weighted average common stock outstanding	103,019	98,716
SL Green has excluded 203,975 and 860,720 common stock equivalents from the diluted shares outstanding for the three months ended March 31, 2015 and 2014, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at March 31, 2015 owned 99,532,817 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Limited Partner Units
As of March 31, 2015, limited partners other than SL Green owned 3.78%, or 3,912,944 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2015 and 2014 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2015	2014
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$45,020	$150,819

	Three Months Ended March 31,
Denominator	2015	2014
Basic units:
Weighted average common units outstanding	102,366	98,196
Effect of Dilutive Securities:
Stock-based compensation plans	653	520
Diluted weighted average common units outstanding	103,019	98,716
The Operating Partnership has excluded 203,975 and 860,720 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2015 and 2014, respectively, as they were anti-dilutive.
14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.77 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2015, 1.5 million fungible units were available for

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the year ended December 31, 2014. The Company did not grant any stock options during the three months ended March 31, 2015.

	March 31, 2015	December 31, 2014
Dividend yield	N/A	1.60%
Expected life of option	N/A	3.6 years
Risk-free interest rate	N/A	1.29%
Expected stock price volatility	N/A	33.97%
A summary of the status of the Company's stock options as of March 31, 2015 and December 31, 2014 and changes during the three months ended March 31, 2015 and the year ended December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,462,726	$87.98	1,765,034	$83.24
Granted	—	—	102,050	119.12
Exercised	(136,936)	75.27	(348,156)	72.76
Lapsed or cancelled	(8,767)	103.57	(56,202)	90.03
Balance at end of year	1,317,023	$89.19	1,462,726	$87.98
Options exercisable at end of year	624,057	$87.82	428,951	$90.32
Weighted average fair value of options granted during the year	$—		$2,841,678
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.97 and the remaining average contractual life of the options exercisable was 3.77.
During the three months ended March 31, 2015 and 2014, we recognized $2.0 million and $2.1 million of compensation expense, respectively, for these options. As of March 31, 2015, there was $12.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

A summary of the Company's restricted stock as of March 31, 2015 and December 31, 2014 and charges during the three months ended March 31, 2015 and the year ended December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Balance at beginning of period	3,000,979	2,994,197
Granted	2,603	9,550
Cancelled	—	(2,768)
Balance at end of period	3,003,582	3,000,979
Vested during the period	84,581	75,043
Compensation expense recorded	$1,936,853	$9,658,019
Weighted average fair value of restricted stock granted during the period	$333,153	$1,141,675
The fair value of restricted stock that vested during the three months ended March 31, 2015 and the year ended December 31, 2014 was $7.2 million and $5.5 million, respectively. As of March 31, 2015, there was $10.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.
For the three months ended March 31, 2015 and 2014, $1.6 million and $1.6 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $25.4 million and $33.2 million as of March 31, 2015 and December 31, 2014, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2015, there was $10.4 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.1 years. During the three months ended March 31, 2015 and 2014, we recorded compensation expense related to bonus, time-based and performance based awards of $13.2 million and $8.1 million, respectively.
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
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $0.3 million during the three months ended March 31, 2014 related to the 2010 Long-Term Compensation Plan.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

could earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants were entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount by which our total return to stockholders during the three-year period exceeded a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance was achieved, one-third of each award could be earned at any time after the beginning of the second year and an additional one-third of each award could be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan are subject to continued vesting requirements, with 50% of any awards earned vested on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they were earned. For LTIP Units that were earned, each participant was also entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions are to be paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. In September 2014, the compensation committee determined that maximum performance had been achieved for the full three-year performance period and, accordingly, 280,454 LTIP units, representing the final third of each award, were earned, subject to vesting, under the 2011 Outperformance Plan.
The cost of the 2011 Outperformance Plan ($26.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $0.7 million and $1.9 million during the three months ended March 31, 2015 and 2014, respectively, related to the 2011 Outperformance Plan.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of March 31, 2015, will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.4 million during the three months ended March 31, 2015 related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green's common stock on the first business day of the respective quarter. Each participating non-

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director’s account as additional phantom stock units.
During the three months ended March 31, 2015, 5,613 phantom stock units were earned and 5,230 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.3 million during the three months ended March 31, 2015 related to the Deferred Compensation Plan. As of March 31, 2015, there were 81,262 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2015, 81,955 shares of SL Green's common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss of the Company
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of March 31, 2015 (in thousands):

	Net unrealized loss on derivative instruments(1)	SL Green’s share of joint venture net unrealized loss on derivative instruments(2)	Unrealized gain and (loss) on marketable securities	Total
Balance at December 31, 2014	(9,498)	(95)	2,613	(6,980)
Other comprehensive (loss) income before reclassifications	(7,198)	(1,188)	597	(7,789)
Amounts reclassified from accumulated other comprehensive income	2,641	318	—	2,959
Balance at March 31, 2015	$(14,055)	$(965)	$3,210	$(11,810)
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of income. As of March 31, 2015 and December 31, 2014, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $11.3 million and $11.8 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

16. Accumulated Other Comprehensive Loss of the Operating Partnership
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of March 31, 2015 (in thousands):

	Net unrealized loss on derivative instruments(1)	SLGOP’s share of joint venture net unrealized loss on derivative instruments(2)	Unrealized gain and (loss) on marketable securities	Total
Balance at December 31, 2014	(9,845)	(100)	2,689	(7,256)
Other comprehensive (loss) income before reclassifications	(7,521)	(1,237)	650	(8,108)
Amounts reclassified from accumulated other comprehensive income	2,747	331	—	3,078
Balance at March 31, 2015	$(14,619)	$(1,006)	$3,339	$(12,286)
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of income. As of March 31, 2015 and December 31, 2014, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $11.7 million and $12.2 million, respectively.

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$47,716	$4,287	$43,429	$—
Interest rate swap agreements (included in other assets)	$3	$—	$3	$—
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$16,983	$—	$16,983	$—

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$39,429	$4,332	$35,097	$—
Interest rate swap agreements (included in other assets)	$2,174	—	2,174	—
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$14,728	$—	$14,728	$—
We determine other than temporary impairment in real estate investments and debt and preferred equity investments, including intangibles utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.
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
The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, debt and preferred equity investments, mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of debt and preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt and preferred equity investments	$1,548,739	(1)	$1,408,804	(1)

Fixed rate debt	$6,016,084	$6,582,767	$6,140,786	$6,565,236
Variable rate debt	2,073,000	2,116,146	2,291,943	2,315,952
	$8,089,084	$8,698,913	$8,432,729	$8,881,188
____________________________________________________________________

(1)
At March 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.9 billion. At December 31, 2014, debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

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
The following table summarizes the notional and fair value of our consolidated derivative financial instruments at March 31, 2015 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap - Sold	$504,000	4.750%	May 2014	May 2016	Other Assets	$(1)
Interest Rate Cap	504,000	4.750%	May 2014	May 2016	Other Liabilities	1
Interest Rate Cap	500,000	4.750%	October 2014	May 2016	Other Assets	1
Interest Rate Cap - Sold	500,000	4.750%	November 2014	May 2016	Other Liabilities	(1)
Interest Rate Cap	446,000	4.750%	October 2014	May 2016	Other Assets	1
Interest Rate Cap	263,426	6.000%	November 2013	November 2015	Other Assets	—
Interest Rate Cap	137,500	4.000%	October 2013	September 2015	Other Assets	—
Interest Rate Swap	200,000	0.938%	October 2014	December 2017	Other Liabilities	(326)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(251)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(251)
Interest Rate Swap	144,000	2.236%	December 2012	December 2017	Other Liabilities	(5,108)
Interest Rate Swap	86,400	1.948%	December 2012	December 2017	Other Liabilities	(2,407)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,696)
Interest Rate Swap	72,000	1.345%	December 2012	December 2017	Other Liabilities	(862)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,696)
Interest Rate Swap	57,600	1.990%	December 2012	December 2017	Other Liabilities	(1,669)
Interest Rate Swap	30,000	2.295%	July 2010	June 2016	Other Liabilities	(682)
Interest Rate Swap	8,018	0.852%	February 2015	February 2017	Other Liabilities	(33)
						$(16,980)
During the three months ended March 31, 2015 and 2014, we recorded a loss on the changes in the fair value of less than $1,000 and $11,000, respectively, which is included in interest expense on the consolidated statements of income.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $18.1 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $18.1 million at March 31, 2015.
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $9.3 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $1.1 million of the portion related to our share of joint venture

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized into Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swaps/Caps	$(7,521)	$(51)	Interest expense	$2,747	$692	Interest expense	$(410)	$1
Share of unconsolidated joint ventures' derivative instruments	(1,237)	(1,746)	Equity in net income from unconsolidated joint ventures	331	1,273	Equity in net income from unconsolidated joint ventures	(16)	—
	$(8,758)	$(1,797)		$3,078	$1,965		$(426)	$1
19. Commitments and Contingencies
Legal Proceedings
As of March 31, 2015, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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
Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of March 31, 2015 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2015	$109	$22,869
2016	170	30,612
2017	291	30,845
2018	291	30,845
2019	315	30,862
Thereafter	56,568	720,698
Total minimum lease payments	57,744	$866,731
Less amount representing interest	(36,827)
Capital lease obligations	$20,917

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

20. Segment Information
The Company is a REIT engaged in all aspects of property ownership and management including investment, leasing operations, capital improvements, development and redevelopment, financing, construction and maintenance in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected results of operations for the three months ended March 31, 2015 and 2014, and selected asset information as of March 31, 2015 and December 31, 2014, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2015	$354,230	$42,069	$396,299
March 31, 2014	308,361	54,084	362,445
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate
Three months ended:
March 31, 2015	$6,759	$35,467	$42,226
March 31, 2014	620	45,583	46,203
Total assets
As of:
March 31, 2015	$15,514,089	$1,566,643	$17,080,732
December 31, 2014	15,671,662	1,424,925	17,096,587
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming the portfolio is 100% leveraged by our MRA facility and 2012 revolving credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $25.5 million and $23.3 million for the three months ended March 31, 2015 and 2014, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate	$42,226	$46,203
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	104,640
Income from continuing operations	42,226	150,843
Net income from discontinued operations	427	5,769
Gain on sale of discontinued operations	12,983	—
Net income	$55,636	$156,612

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., an S&P 500 Company, which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions and dispositions, financing, development and redevelopment, construction and leasing. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P. or ROP, are wholly-owned subsidiaries of the Operating Partnership.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
As of March 31, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23		18,429,045	7	3,476,115	30	21,905,160	96.0%
	Retail	9	(2)	403,735	7	279,628	16	683,363	90.7%
	Development/Redevelopment	8		883,862	5	1,952,782	13	2,836,644	38.0%
	Fee Interest	2		783,530	—	—	2	783,530	100.0%
		42		20,500,172	19	5,708,525	61	26,208,697	89.7%
Suburban	Office	27		4,365,400	4	1,222,100	31	5,587,500	80.8%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	2		86,000	2	65,641	4	151,641	57.5%
		30		4,503,400	6	1,287,741	36	5,791,141	80.3%
Total commercial properties		72		25,003,572	25	6,996,266	97	31,999,838	88.0%
Residential:
Manhattan	Residential	3	(2)	735,587	17	2,046,733	20	2,782,320	96.8%
Suburban	Residential	1		66,611	—	—	1	66,611	84.4%
Total residential properties		4		802,198	17	2,046,733	21	2,848,931	96.4%
Total portfolio		76		25,805,770	42	9,042,999	118	34,848,769	88.7%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

As of March 31, 2015, we also managed an approximately 336,201 square foot office building owned by a third party and held debt and preferred equity investments with a book value of $1.5 billion.
Critical Accounting Policies
Refer to the 2014 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three months ended March 31, 2015.
Results of Operations
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014
The following comparison for the three months ended March 31, 2015, or 2015, to the three months ended March 31, 2014, or 2014, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2014 and still owned by us in the same manner at March 31, 2015 and totaled 59 of our 76 consolidated operating properties, representing 82.9% of our share of annualized cash rent, (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2015 and 2014 and all non-Same-Store Properties, including properties that are under development, redevelopment or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2015	2014	$ Change	% Change	2015	2014	2015	2014	2015	2014	$ Change	% Change

Rental revenue	$258.8	$248.8	$10.0	4.0%	$43.6	$7.3	$0.9	$(0.2)	$303.3	$255.9	$47.4	18.5%
Escalation and reimbursement	40.3	36.5	3.8	10.4%	0.3	1.2	0.4	0.1	41.0	37.8	3.2	8.5%
Investment income	—	—	—	—%	0.1	—	42.0	54.1	42.1	54.1	(12.0)	(22.2)%
Other income	1.5	1.2	0.3	25.0%	4.0	—	4.4	13.4	9.9	14.6	(4.7)	(32.2)%
Total revenues	300.6	286.5	14.1	4.9%	48.0	8.5	47.7	67.4	396.3	362.4	33.9	9.4%

Property operating expenses	134.5	124.2	10.3	8.3%	2.7	4.2	3.5	1.8	140.7	130.2	10.5	8.1%
Transaction related costs	—	0.8	(0.8)	0.0%	(0.2)	0.5	1.3	1.2	1.1	2.5	(1.4)	(56.0)%
Marketing, general and administrative	—	—	—	—%	—	—	25.5	23.3	25.5	23.3	2.2	9.4%
	134.5	125.0	9.5	7.6%	2.5	4.7	30.3	26.3	167.3	156.0	11.3	7.2%

Net operating income	$166.1	$161.5	$4.6	2.8%	$45.5	$3.8	$17.4	$41.1	$229.0	$206.4	$22.6	10.9%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(82.5)	(79.8)	(2.7)	3.4%
Depreciation and amortization									(108.3)	(86.5)	(21.8)	25.2%
Equity in net income from unconsolidated joint ventures									4.0	6.1	(2.1)	(34.4)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									—	104.6	(104.6)	(100.0)%
(Loss) gain on early extinguishment of debt									—	—	—	—%
Income from continuing operation									42.2	150.8	(108.6)	(72.0)%
Net income from discontinued operations									0.4	5.8	(5.4)	(93.1)%
Gain on sale of discontinued operations									13.0	—	13.0	100.0%
Net income									$55.6	$156.6	$(101.0)	(64.5)%
Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired ($36.3 million), which included the consolidation of 388-390 Greenwich Street ($36.8 million) in 2014, and an increase in occupancy at our Same-Store Properties ($10.0 million). In May 2014, we acquired our joint venture partner's interest in 388-390 Greenwich Street thereby assuming full ownership of this triple net lease property. As a result of this acquisition, we consolidated the results of operations of this property beginning in May 2014. Prior to May 2014, we accounted for our investments in 388-390 Greenwich Street under the equity method of accounting.
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($2.9 million) and higher operating expense escalations and electric reimbursements ($0.9 million) at the Same-Store Properties mainly attributable to increases in the related expenses.
Occupancy in our Same-Store consolidated office operating properties increased to 93.4% at March 31, 2015 as compared to 91.6% at March 31, 2014. Occupancy in our Same-Store Manhattan consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 95.7% at March 31, 2015 as compared to 93.7% at March 31, 2014. Occupancy for our Same-Store Suburban consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 81.0% at March 31, 2015 as compared to 78.7% at March 31, 2014.
The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2015 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of year	1,030,205
Sold vacancies	—
Properties under development	—
Properties placed in service	—
Space which became available during the year(3)
• Office	68,450
• Retail	1,701
• Storage	—
	70,151
Total space available	1,100,356
Leased space commenced during the year:
• Office(4)	217,457	238,695	$59.34	$53.94	$53.57	4.5	8.4
• Retail	3,484	4,415	$1,073.83	$314.96	$—	3.9	11.9
• Storage	1,745	1,745	$9.43	$—	$—	4.9	10.7
Total leased space commenced	222,686	244,855	$77.28	$62.85	$52.22	4.5	8.5

Total available space at end of year	877,670

Early renewals
• Office	58,101	61,612	$71.17	$65.25	$12.03	3.1	7.2
• Retail	—	—	$—	$—	$—	—	0
• Storage	381	443	$35.00	$33.94	$—	—	6.2
Total early renewals	58,482	62,055	$70.91	$65.02	$11.94	3.1	7.2

Total commenced leases, including replaced previous vacancy
• Office		300,307	$61.77	$57.67	$45.05	4.2	8.1
• Retail		4,415	$1,073.83	$314.96	$—	3.9	12.0
• Storage		2,188	$14.61	$33.94	$—	3.9	9.8
Total commenced leases		306,910	$75.99	$63.55	$44.08	4.2	8.2

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,128,724
Properties placed in service	—
Space which became available during the year(3)
• Office	199,603
• Retail	—
• Storage	3,672
	203,275
Total space available	1,331,999
Leased space commenced during the year:
• Office(5)	110,518	111,711	$32.61	$35.10	$18.03	5.6	7.5
• Retail	—	—	$—	$—	$—	—	0
• Storage	450	450	$18.00	$12.00	$—	—	5.0
Total leased space commenced	110,968	112,161	$32.56	$34.95	$17.96	5.6	7.5

Total available space at end of the year	1,221,031

Early renewals
• Office	50,340	50,884	$35.49	$34.83	$6.10	2.9	4.3
• Retail	—	—	$—	$—	$—	—	0
• Storage	—	—	$—	$—	$—	—	0
Total early renewals	50,340	50,884	$35.49	$34.83	$6.10	2.9	4.3

Total commenced leases, including replaced previous vacancy
• Office		162,595	$33.52	$34.99	$14.30	4.7	6.5
• Retail		—	$—	$—	$—	—	0
• Storage		450	$18.00	$12.00	$—	—	5.0
Total commenced leases		163,045	$33.47	$34.90	$14.26	4.7	6.5
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $58.96 per rentable square feet for 124,899 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $62.99 per rentable square feet for 186,511 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $34.28 per rentable square feet for 72,102 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $34.78 per rentable square feet for 122,986 rentable square feet.

At March 31, 2015, 2.9% and 8.6% of the office space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2015. Based on our estimates at March 31, 2015, the current market asking rents on these expected 2015 lease expirations at our consolidated Manhattan operating properties are 8.1% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties are 13.6% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates at March 31, 2015, the current market asking rents on these expected 2015 lease expirations at our consolidated Suburban operating properties are 4.0% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties are 2.4% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
Investment Income
Investment income decreased primarily as a result of additional income recognized during the three months ended March 31, 2014 for a mezzanine investment that was previously on non-accrual for which the underlying property was sold ($10.1 million) and a financing receivable which we began accruing interest following the completion of the development of the underlying property ($4.2 million). This decrease was partially offset by a higher invested balance during the first quarter of 2015. For the three months ended March 31, 2015, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 10.4%, respectively, compared to $1.4 billion and 10.6%, respectively, for the same period in 2014. As of March 31, 2015, the debt and preferred equity investments had a weighted average term to maturity of 1.9 years.
Other Income
Other income decreased primarily as a result of incentive income received in 2014 from a joint venture investment ($7.6 million) and lower contributions from Service Corporation ($1.1 million), partially offset by non-recurring fee received from a current tenant in 2015 ($3.5 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at the Same-Store Properties ($10.3 million). The increase in property operating expenses at the Same-Store Properties was mainly a result of higher real estate taxes ($4.5 million), which was driven by higher assessed values and tax rates, utility expenses due, in part, to seasonality ($2.0 million), repairs and maintenance ($1.0 million) and payroll costs ($0.5 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative, or MG&A, expenses increased primarily from the impact of stock based compensation related charges as a result of the issuance of stock based awards in the first quarter. MG&A expenses for the three months ended March 31, 2015 were $25.5 million, or 5.6% of total revenues including our share of joint venture revenues, and 53 basis points of total assets including our share of joint venture assets compared to $23.3 million, or 5.4% of total revenues including our share of joint venture revenues, and 53 basis points of total assets including our share of joint venture assets for the same period in 2014.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased as a result of the acquisition of our joint venture partner's interest and a new mortgage at 388-390 Greenwich Street ($11.2 million), increased borrowings on the 2012 credit facility ($1.3 million) and the purchase of interest rate swaps during the fourth quarter of 2014 ($1.1 million). This increase was partially offset by the repayment of the mortgages at 625 Madison Avenue ($2.2 million) and 125 Park Avenue ($1.5 million) during the fourth quarter of 2014, decreased borrowings on our MRA ($1.1 million) and the repayment of 5.875% senior notes in August 2014 ($1.1 million). The weighted average consolidated debt balance outstanding increased from $7.1 billion for the three months ended March 31, 2014 to $8.3 billion for the three months ended March 31, 2015. The weighted average interest rate decreased from 4.60% for the three months ended March 31, 2014 to 3.94% for the three months ended March 31, 2015.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the Acquisition Properties ($21.5 million), which included the consolidation of 388-390 Greenwich Street in 2014 ($20.4 million).
Equity in Net Income From Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of lower net income contributions from 388-390 Greenwich ($5.4 million) as a result of our acquisition of our joint venture partner's interest in May 2014, the refinancing and early prepayment of 3 Columbus Circle in the first quarter of 2015 ($0.9 million) and 724 Fifth Avenue in the second quarter of 2014 ($0.8 million), and 180 Broadway ($0.7 million), which was sold in September 2014. This increase was partially offset by higher contributions from the refinancing and early prepayment in 2014 of 100 Park Avenue ($2.6 million) and a debt and preferred equity investment that was originated late in the first quarter of 2014 ($2.1 million), which has been accounted for as an equity investment, and net loss recognized in 2014 from the West Coast Office portfolio ($2.4 million), which interests were sold in March 2014.
Occupancy at our unconsolidated Manhattan office operating properties was 94.1% and 91.3% at March 31, 2015 and 2014, respectively. Occupancy at our unconsolidated Suburban office operating properties was 80.1% and 88.9% at March 31, 2015 and 2014, respectively. At March 31, 2014, 8.3% and 7.5% of the space leased at our unconsolidated Manhattan and Suburban operating properties, respectively, are expected to expire in 2015. At March 31, 2014, we estimate that current market asking rents on these expected 2015 lease expirations at our unconsolidated Manhattan and Suburban office operating properties are 16.0% higher and 8.3% lower, respectively, than then existing in-place fully escalated rents.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2015 includes the gain recognized on the sale of 180 Maiden Lane ($17.0 million) and the related results of operations. Discontinued operations for the three months ended March 31, 2014 includes the results of operations for 180 Maiden Lane and 2 Herald Square, 985-987 Third Avenue and 673 First Avenue, which were sold in 2014.

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
For properties owned since January 1, 2014 and still owned and operated at March 31, 2015, Same-Store NOI is determined as follows (in millions):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Rental revenues	$299.1	$285.3	$13.8	4.84%
Other income	1.5	1.2	0.3	25.00%
Total revenues	300.6	286.5	14.1	4.92%
Property operating expenses	134.5	125.0	9.5	7.60%
Operating income	166.1	161.5	4.6	2.85%
Less: Non-building revenue	0.5	0.2	0.3	150.00%
Same-Store NOI	$165.6	$161.3	$4.3	2.67%

Same-Store NOI increased by $4.3 million, or 2.7%, from $161.3 million for the three months ended March 31, 2014 to $165.6 million for the year ended March 31, 2015.
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

The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2015 are as follows (in thousands):

	Remaining 2015		2016	2017	2018	2019	Thereafter	Total
Property mortgages and other loans	$22,882		$147,671	$956,392	$80,462	$98,726	$4,052,908	$5,359,041
MRA facility	—		—	—	—	—	—	—
Corporate obligations	7	(1)	255,308	355,008	250,000	833,000	1,070,000	2,763,323
Joint venture debt-our share	39,407		534,026	582,755	2,196	104,688	446,744	1,709,816
Total	$62,296		$937,005	$1,894,155	$332,658	$1,036,414	$5,569,652	$9,832,180
__________________________________________________________________

(1)	In April 2015, we redeemed all of the outstanding 4.00% Exchangeable Senior Debentures due 2025.
As of March 31, 2015, we had $378.5 million of consolidated cash on hand, inclusive of $47.7 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $330.8 million and $447.2 million at March 31, 2015 and 2014, respectively, representing a decrease of $116.4 million. The decrease was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
Net cash provided by operating activities	$90,959	$88,148	$2,811
Net cash provided by (used in) investing activities	$230,297	$(71,801)	$302,098
Net cash (used in) provided by financing activities	$(271,895)	$224,123	$(496,018)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2015, our Manhattan and Suburban consolidated office portfolios were 96% and 81% occupied, respectively. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2015, when compared to the three month ended March 31, 2014, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(6,290)
Capital expenditures and capitalized interest	1,096
Escrow cash-capital improvements/acquisition deposits	31,777
Joint venture investments	(64,806)
Distributions from joint ventures	(27,012)
Proceeds from sales of real estate/partial interest in property	376,344
Debt and preferred equity and other investments	(9,011)
Increase in net cash provided by investing activities	$302,098
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $48.2 million for the three months ended March 31, 2014 to $47.1 million for the three months ended March 31, 2015. The decreased capital expenditures relate primarily to decreased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through sale of real estate, property-level financing, our 2012 credit facility, MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(59,216)
Repayments under our debt obligations	(560,146)
Noncontrolling interests, contributions in excess of distributions	(110,647)
Other financing activities	24,021
Proceeds from stock options exercised and DRSPP issuance	100,848
Proceeds from issuance of common and preferred stock	120,573
Redemption of preferred stock	(200)
Dividends and distributions paid	(11,251)
Increase in net cash used in financing activities	$(496,018)
Capitalization
As of March 31, 2015, SL Green had 99,532,817 shares of common stock, 3,912,944 common units of limited partnership interest in the Operating Partnership held by persons other than the Company, and 9,200,000 shares of SL Green's 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $110.9 million.
At-The-Market Equity Offering Program
In June 2014, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of SL Green's common stock. During the three months ended March 31, 2015, we sold 895,956 shares of our common stock for aggregate net proceeds of $113.4 million comprising the remaining balance of this ATM program. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 895,956 units of limited partnership interest of the Operating Partnership.
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the three months ended March 31, 2015, we sold 56,680 shares of our common stock for aggregate net proceeds of $7.5 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 56,680 units of limited partnership interest of the Operating Partnership. As of March 31, 2015, $292.5 million remained available for issuance of common stock under the new ATM program.

Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
During the three months ended March 31, 2015, the Company issued 775,161 shares of SL Green's common stock and received $99.5 million of proceeds from dividend reinvestments and/or stock purchases under the DRSPP. DRSPP shares may be issued at a discount to the market price.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan.  As of March 31, 2015, 1.5 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
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
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $0.3 million during the three months ended March 31, 2014 related to the 2010 Long-Term Compensation Plan.
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
The cost of the 2011 Outperformance Plan ($26.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $0.7 million and $1.9 million during the three months ended March 31, 2015 and 2014, respectively, related to the 2011 Outperformance Plan.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of March 31, 2015, will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.4 million during the three months ended March 31, 2015 related to the 2014 Outperformance Plan.
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
During the three months ended March 31, 2015, 5,613 phantom stock units were earned and 5,230 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.3 million during the three months ended March 31, 2015 related to the Deferred Compensation Plan. As of March 31, 2015, there were 81,262 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2015, 81,955 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At March 31, 2015, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 41.8% of our combined market capitalization of $23.4 billion (based on a common stock price of $128.38 per share, the closing price of SL Green's common stock on the NYSE on March 31, 2015). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2015 and December 31, 2014, (amounts in thousands).

Debt Summary:	March 31, 2015	December 31, 2014
Balance
Fixed rate	$4,974,083	$5,098,741
Variable rate—hedged	1,042,001	1,042,045
Total fixed rate	6,016,084	6,140,786
Variable rate(1)	1,196,319	1,572,124
Variable rate—supporting variable rate assets	876,681	719,819
Total variable rate	2,073,000	2,291,943
Total	$8,089,084	$8,432,729
Percent of Total Debt:
Total fixed rate	74.4%	72.8%
Variable rate	25.6%	27.2%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.72%	4.97%
Variable rate	1.68%	1.90%
Effective interest rate	3.95%	4.24%
____________________________________________________________________

(1)	At December 31, 2014, the variable rate balance included the mortgage at 180 Maiden Lane, which was included in liabilities related to assets held for sale.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.18% and 0.17% at March 31, 2015 and December 31, 2014, respectively). Our consolidated debt at March 31, 2015 had a weighted average term to maturity of 5.82 years.
Certain of our debt and equity investments, with a carrying value of $0.9 billion at March 31, 2015, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of March 31, 2015, our total mortgage debt (excluding our share of joint venture mortgage debt of $1.7 billion) consisted of $4.6 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.72% and $0.8 billion of variable rate debt with an effective weighted average interest rate of 1.68%.
Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. As of March 31, 2015, the 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility.
As of March 31, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155.0 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2014, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At March 31, 2015, the effective interest rate was 1.43% for the revolving credit facility and 1.65% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2015, the facility fee was 25 basis points. As of March 31, 2015, we had $107.6 million of outstanding letters of credit, $520.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $572.4 million under the 2012 credit facility.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us an ability to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over one-month LIBOR depending on the pledged collateral. At March 31, 2015, we had $300.0 million of undrawn capacity under the MRA.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2015 and 2014, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2015 Unpaid Principal Balance	March 31, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,261	$255,250	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	312,005	309,069	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,760	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(5)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(6)	10,008	10,008	10,008	3.00%	3.00%	20	March 30, 2027
	$1,310,323	$1,277,041	$1,274,078
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.1632 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2015 and will remain exchangeable through June 30, 2015. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of March 31, 2015, $32.9 million remained to be amortized into the debt balance.

(4)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(5)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. In April 2015, we redeemed the remaining outstanding debentures.

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

Junior Subordinated Deferrable Interest Debentures
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
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2015 and December 31, 2014, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2015 would increase our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $11.5 million and would increase our share of joint venture annual interest cost by $7.1 million.
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
Our long-term debt of $6.0 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of March 31, 2015 bore interest based on a spread of LIBOR plus 90 basis points to LIBOR plus 935 basis points.
Contractual Obligations
Refer to our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2015.
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

Capital Expenditures
We estimate that for the year ending December 31, 2015, we expect to incur $229.1 million of recurring capital expenditures and $145.5 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $74.9 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.40 per share, we would pay $239.0 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $1.0 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively. We also recorded expenses of $4.0 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of $127,200 and $104,800 for the three months ended March 31, 2015 and 2014, respectively.
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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. TRIPRA was not renewed by Congress and expired on December 31, 2014. However, on January 12, 2015, TRIPRA was reauthorized until December 31, 2020 (Terrorism Insurance Program Reauthorization and Extension Act of 2015). The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20 million per annum, commencing December 31, 2015. Our debt instruments, consisting of a non-recourse mortgage note secured by one of our properties, our 2012 credit facility, senior unsecured notes and other corporate obligations, as well as ground leases, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.
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

FFO for the three months ended March 31, 2015 and 2014, are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to SL Green common stockholders	$43,277	$146,090
Add:
Depreciation and amortization	108,337	86,515
Discontinued operations depreciation adjustments	—	3,297
Joint venture depreciation and noncontrolling interest adjustments	8,622	12,987
Net income attributable to noncontrolling interests	7,670	6,219
Less:
Gain on sale of discontinued operations	12,983	—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	104,640
Depreciation on non-rental real estate assets	525	514
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$154,398	$149,954
Cash flows provided by operating activities	$90,959	$88,148
Cash flows provided by (used in) investing activities	$230,297	$(71,801)
Cash flows (used in) provided by financing activities	$(271,895)	$224,123
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2014 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 3.    LEGAL PROCEEDINGS
As of March 31, 2015, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in "Part I. Item 1A. Risk Factors" in the 2014 Annual Report on Form 10-K of the Company and the Operating Partnership.
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

101.10
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ MATTHEW J. DILIBERTO
Dated: May 8, 2015		Matthew J. DiLiberto Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ MATTHEW J. DILIBERTO
Dated: May 8, 2015	By:	Matthew J. DiLiberto Chief Financial Officer