Form 10-Q
period 2015-06-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2015-08-07
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
SL Green Realty Corp. YES ☐ NO ☒ SL Green Operating Partnership, L.P. YES ☐  NO ☒
The number of shares outstanding of SL Green Realty Corp.'s common stock, $0.01 par value, was 99,614,410 as of August 3, 2015. As of August 3, 2015, 1,005,426 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
The Company owns 96.22% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of June 30, 2015, noncontrolling investors held, in aggregate, a 3.78% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,756,488	$3,844,518
Building and improvements	8,397,117	8,778,593
Building leasehold and improvements	1,424,822	1,418,585
Property under capital lease	27,445	27,445
	13,605,872	14,069,141
Less: accumulated depreciation	(2,081,646)	(1,905,165)
	11,524,226	12,163,976
Assets held for sale	420,569	462,430
Cash and cash equivalents	215,896	281,409
Restricted cash	128,234	149,176
Investment in marketable securities	46,251	39,429
Tenant and other receivables, net of allowance of $16,369 and $18,068 in 2015 and 2014, respectively	64,873	57,369
Related party receivables	11,395	11,735
Deferred rents receivable, net of allowance of $23,656 and $27,411 in 2015 and 2014, respectively	433,999	374,944
Debt and preferred equity investments, net of discounts and deferred origination fees of $18,867 and $19,172 in 2015 and 2014, respectively	1,685,234	1,408,804
Investments in unconsolidated joint ventures	1,262,723	1,172,020
Deferred costs, net	328,838	327,962
Other assets	1,144,720	647,333
Total assets	$17,266,958	$17,096,587
Liabilities
Mortgages and other loans payable	$5,287,934	$5,586,709
Revolving credit facility	705,000	385,000
Term loan and senior unsecured notes	2,113,050	2,107,078
Accrued interest payable and other liabilities	161,188	137,634
Accounts payable and accrued expenses	147,028	173,246
Deferred revenue	337,571	187,148
Capital lease obligations	21,013	20,822
Deferred land leases payable	1,387	1,215
Dividend and distributions payable	66,026	64,393
Security deposits	67,985	66,614
Liabilities related to assets held for sale	178,252	266,873
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,186,434	9,096,732
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	431,418	469,524
Preferred units	124,723	71,115

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2015 and December 31, 2014	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 103,233 and 100,928 issued and outstanding at June 30, 2015 and December 31, 2014, respectively (including 3,643 and 3,603 shares held in Treasury at June 30, 2015 and December 31, 2014, respectively)	1,033	1,010
Additional paid-in-capital	5,570,746	5,289,479
Treasury stock at cost	(325,207)	(320,471)
Accumulated other comprehensive loss	(10,906)	(6,980)
Retained earnings	1,657,911	1,752,404
Total SL Green stockholders' equity	7,115,509	6,937,374
Noncontrolling interests in other partnerships	408,874	521,842
Total equity	7,524,383	7,459,216
Total liabilities and equity	$17,266,958	$17,096,587

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenue, net	$304,226	$279,608	$607,555	$535,584
Escalation and reimbursement	41,407	38,576	82,376	76,383
Investment income	45,191	39,714	87,260	93,798
Other income	18,250	22,734	28,182	37,312
Total revenues	409,074	380,632	805,373	743,077
Expenses
Operating expenses, including $4,472 and $8,189 in 2015 and $4,567 and $8,080 in 2014 of related party expenses	70,114	69,098	146,891	139,010
Real estate taxes	56,286	51,804	112,009	104,154
Ground rent	8,086	8,040	16,274	16,073
Interest expense, net of interest income	75,746	77,870	151,553	154,048
Amortization of deferred financing costs	5,952	5,401	12,567	9,058
Depreciation and amortization	199,565	93,379	307,902	179,894
Transaction related costs	3,067	1,697	4,210	4,171
Marketing, general and administrative	23,200	23,872	48,664	47,128
Total expenses	442,016	331,161	800,070	653,536
(Loss) income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment and loss on early extinguishment of debt	(32,942)	49,471	5,303	89,541
Equity in net income from unconsolidated joint ventures	2,994	8,619	7,024	14,748
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	769	1,444	769	106,084
Purchase price fair value adjustment	—	71,446	—	71,446
Loss on early extinguishment of debt	—	(1,028)	(49)	(1,025)
(Loss) income from continuing operations	(29,179)	129,952	13,047	280,794
Net income from discontinued operations	—	5,645	427	11,414
Gain on sale of discontinued operations	—	114,735	12,983	114,735
Net (loss) income	(29,179)	250,332	26,457	406,943
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	1,577	(8,645)	(166)	(13,374)
Noncontrolling interests in other partnerships	(6,626)	(1,843)	(12,553)	(3,333)
Preferred units distributions	(1,140)	(565)	(2,091)	(1,130)
Net (loss) income attributable to SL Green	(35,368)	239,279	11,647	389,106
Perpetual preferred stock dividends	(3,738)	(3,738)	(7,476)	(7,475)
Net (loss) income attributable to SL Green common stockholders	$(39,106)	$235,541	$4,171	$381,631

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts attributable to SL Green common stockholders:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(39,846)	$49,134	$(9,467)	$88,234
Purchase price fair value adjustment	—	68,909	—	69,027
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	740	1,393	740	102,492
Net income from discontinued operations	—	5,445	411	11,028
Gain on sale of discontinued operations	—	110,660	12,487	110,850
Net (loss) income attributable to SL Green common stockholders	$(39,106)	$235,541	$4,171	$381,631
Basic earnings per share:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(0.40)	$0.52	$(0.10)	$0.93
Purchase price fair value adjustment	—	0.72	—	0.72
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.01	0.02	0.01	1.08
Net income from discontinued operations	—	0.05	—	0.12
Gain on sale of discontinued operations	—	1.16	0.13	1.16
Net (loss) income attributable to SL Green common stockholders	$(0.39)	$2.47	$0.04	$4.01
Diluted earnings per share:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(0.40)	$0.51	$(0.10)	$0.92
Purchase price fair value adjustment	—	0.72	—	0.72
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.01	0.02	0.01	1.07
Net income from discontinued operations	—	0.06	—	0.12
Gain on sale of discontinued operations	—	1.15	0.13	1.16
Net (loss) income attributable to SL Green common stockholders	$(0.39)	$2.46	$0.04	$3.99
Dividends per share	$0.60	$0.50	$1.20	$1.00
Basic weighted average common shares outstanding	99,579	95,455	98,994	95,288
Diluted weighted average common shares and common share equivalents outstanding	99,579	99,484	103,423	99,128

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(29,179)	$250,332	$26,457	$406,943
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SL Green's share of joint venture net unrealized gain (loss) on derivative instruments	2,250	7,293	(3,430)	7,461
Change in unrealized gain on marketable securities	(1,304)	1,659	(654)	1,788
Other comprehensive income (loss)	946	8,952	(4,084)	9,249
Comprehensive (loss) income	(28,233)	259,284	22,373	416,192
Net loss attributable to noncontrolling interests and preferred units distributions	(6,189)	(11,053)	(14,810)	(17,837)
Other comprehensive (loss) income attributable to noncontrolling interests	(42)	(276)	158	(234)
Comprehensive (loss) income attributable to SL Green	$(34,464)	$247,955	$7,721	$398,121

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2014	$221,932	97,325	$1,010	$5,289,479	$(320,471)	$(6,980)	$1,752,404	$521,842	$7,459,216
Net income							11,647	12,553	24,200
Acquisition of subsidiary interest from noncontrolling interest				(9,566)				(11,084)	(20,650)
Other comprehensive loss						(3,926)			(3,926)
Preferred dividends							(7,476)		(7,476)
DRSPP proceeds		775	8	99,497					99,505
Conversion of units of the Operating Partnership to common stock		321	3	37,989					37,992
Reallocation of noncontrolling interest in the Operating Partnership							20,670		20,670
Reallocation of capital account relating to sale								(10,144)	(10,144)
Deferred compensation plan and stock award, net		27		1,638	(4,736)				(3,098)
Amortization of deferred compensation plan				14,920					14,920
Issuance of common stock		987	10	124,989					124,999
Proceeds from stock options exercised		155	2	11,800					11,802
Contributions to consolidated joint venture interests								8,655	8,655
Cash distributions to noncontrolling interests								(112,948)	(112,948)
Cash distributions declared ($1.20 per common share, none of which represented a return of capital for federal income tax purposes)							(119,334)		(119,334)
Balance at June 30, 2015	$221,932	99,590	$1,033	$5,570,746	$(325,207)	$(10,906)	$1,657,911	$408,874	$7,524,383

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$26,457	$406,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320,472	194,029
Equity in net income from unconsolidated joint ventures	(7,024)	(14,748)
Distributions of cumulative earnings from unconsolidated joint ventures	22,464	14,645
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(769)	(106,084)
Purchase price fair value adjustment	—	(71,446)
Gain on sale of discontinued operations	(12,983)	(114,735)
Loss on early extinguishment of debt	49	1,025
Deferred rents receivable	(65,260)	(26,727)
Other non-cash adjustments	(3,592)	(16,905)
Changes in operating assets and liabilities:
Restricted cash—operations	(1,246)	(4,850)
Tenant and other receivables	(6,826)	5,890
Related party receivables	340	(853)
Deferred lease costs	(35,918)	(10,688)
Other assets	11,410	5,305
Accounts payable, accrued expenses and other liabilities and security deposits	(16,987)	12,973
Deferred revenue and land leases payable	2,872	2,788
Net cash provided by operating activities	233,459	276,562
Investing Activities
Acquisitions of real estate property	(42,556)	(208,614)
Additions to land, buildings and improvements	(122,520)	(134,249)
Escrowed cash—capital improvements/acquisition deposits	(229,853)	(38,227)
Investments in unconsolidated joint ventures	(109,135)	(170,532)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	49,059	157,699
Proceeds from disposition of real estate/joint venture interest	491,598	258,076
Proceeds from sale of marketable securities	295	3,555
Purchases of marketable securities	(7,769)	(10,025)
Other investments	(9,620)	20,594
Origination of debt and preferred equity investments	(387,216)	(256,730)
Repayments or redemption of debt and preferred equity investments	109,784	60,412
Net cash used in investing activities	(257,933)	(318,041)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Financing Activities
Proceeds from mortgages and other loans payable	$106,421	$1,601,603
Repayments of mortgages and other loans payable	(489,138)	(1,496,224)
Proceeds from revolving credit facility and senior unsecured notes	1,055,000	683,000
Repayments of revolving credit facility and senior unsecured notes	(735,007)	(520,690)
Proceeds from stock options exercised and DRSSP issuance	111,307	19,777
Proceeds from sale of common stock	124,999	8,750
Redemption of preferred unit	(200)	—
Distributions to noncontrolling interests in other partnerships	(111,715)	(4,352)
Contributions from noncontrolling interests in other partnerships	8,655	1,548
Distributions to noncontrolling interests in the Operating Partnership	(4,693)	(3,598)
Dividends paid on common and preferred stock	(127,310)	(102,943)
Other obligations related to mortgage loan participations	25,000	—
Deferred loan costs and capitalized lease obligation	(4,358)	(43,981)
Net cash (used in) provided by financing activities	(41,039)	142,890
Net (decrease) increase in cash and cash equivalents	(65,513)	101,411
Cash and cash equivalents at beginning of year	281,409	206,692
Cash and cash equivalents at end of period	$215,896	$308,103

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,638	$1,406
Issuance of units in the Operating Partnership	25,241	19,460
Redemption of units in the Operating Partnership	37,992	23,066
Derivative instruments at fair value	2,000	17,088
Exchange of debt investment for equity in joint venture	10,151	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	21,578	—
Acquisition of subsidiary interest from noncontrolling interest	20,630	—
Tenant improvements and capital expenditures payable	17,661	7,192
Fair value adjustment to noncontrolling interest in the Operating Partnership	20,670	107,925
Transfer to net assets held for sale	420,569	339,809
Transfer to liabilities related to net assets held for sale	178,252	193,375
Transfer of financing receivable to debt investment	—	19,675
Deferred leasing payable	5,525	659
Consolidation of real estate	—	1,316,591
Issuance of preferred units	53,808	4,000

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,756,488	$3,844,518
Building and improvements	8,397,117	8,778,593
Building leasehold and improvements	1,424,822	1,418,585
Property under capital lease	27,445	27,445
	13,605,872	14,069,141
Less: accumulated depreciation	(2,081,646)	(1,905,165)
	11,524,226	12,163,976
Assets held for sale	420,569	462,430
Cash and cash equivalents	215,896	281,409
Restricted cash	128,234	149,176
Investment in marketable securities	46,251	39,429
Tenant and other receivables, net of allowance of $16,369 and $18,068 in 2015 and 2014, respectively	64,873	57,369
Related party receivables	11,395	11,735
Deferred rents receivable, net of allowance of $23,656 and $27,411 in 2015 and 2014, respectively	433,999	374,944
Debt and preferred equity investments, net of discounts and deferred origination fees of $18,867 and $19,172 in 2015 and 2014, respectively	1,685,234	1,408,804
Investments in unconsolidated joint ventures	1,262,723	1,172,020
Deferred costs, net	328,838	327,962
Other assets	1,144,720	647,333
Total assets	$17,266,958	$17,096,587
Liabilities
Mortgages and other loans payable	$5,287,934	$5,586,709
Revolving credit facility	705,000	385,000
Term loan and senior unsecured notes	2,113,050	2,107,078
Accrued interest payable and other liabilities	161,188	137,634
Accounts payable and accrued expenses	147,028	173,246
Deferred revenue	337,571	187,148
Capital lease obligations	21,013	20,822
Deferred land leases payable	1,387	1,215
Dividend and distributions payable	66,026	64,393
Security deposits	67,985	66,614
Liabilities related to assets held for sale	178,252	266,873
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,186,434	9,096,732
Commitments and contingencies	—	—
Preferred units	124,723	71,115

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	June 30, 2015	December 31, 2014
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2015 and December 31, 2014	221,932	221,932
SL Green partners' capital (1,035 and 1,013 general partner common units and 98,555 and 96,312 limited partner common units outstanding at June 30, 2015 and December 31, 2014, respectively)	7,240,315	7,078,924
Limited partner interests in SLGOP (3,907 and 3,973 limited partner common units outstanding at June 30, 2015 and December 31, 2014, respectively)	96,020	113,298
Accumulated other comprehensive loss	(11,340)	(7,256)
Total SLGOP partners' capital	7,546,927	7,406,898
Noncontrolling interests in other partnerships	408,874	521,842
Total capital	7,955,801	7,928,740
Total liabilities and capital	$17,266,958	$17,096,587

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenue, net	$304,226	$279,608	$607,555	$535,584
Escalation and reimbursement	41,407	38,576	82,376	76,383
Investment income	45,191	39,714	87,260	93,798
Other income	18,250	22,734	28,182	37,312
Total revenues	409,074	380,632	805,373	743,077
Expenses
Operating expenses, including $4,472 and $8,189 in 2015 and $4,567 and $8,080 in 2014 of related party expenses	70,114	69,098	146,891	139,010
Real estate taxes	56,286	51,804	112,009	104,154
Ground rent	8,086	8,040	16,274	16,073
Interest expense, net of interest income	75,746	77,870	151,553	154,048
Amortization of deferred financing costs	5,952	5,401	12,567	9,058
Depreciation and amortization	199,565	93,379	307,902	179,894
Transaction related costs	3,067	1,697	4,210	4,171
Marketing, general and administrative	23,200	23,872	48,664	47,128
Total expenses	442,016	331,161	800,070	653,536
(Loss) income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment and loss on early extinguishment of debt	(32,942)	49,471	5,303	89,541
Equity in net income from unconsolidated joint ventures	2,994	8,619	7,024	14,748
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	769	1,444	769	106,084
Purchase price fair value adjustment	—	71,446	—	71,446
Loss on early extinguishment of debt	—	(1,028)	(49)	(1,025)
(Loss) income from continuing operations	(29,179)	129,952	13,047	280,794
Net income from discontinued operations	—	5,645	427	11,414
Gain on sale of discontinued operations	—	114,735	12,983	114,735
Net (loss) income	(29,179)	250,332	26,457	406,943
Net income attributable to noncontrolling interests in other partnerships	(6,626)	(1,843)	(12,553)	(3,333)
Preferred unit distributions	(1,140)	(565)	(2,091)	(1,130)
Net (loss) income attributable to SLGOP	(36,945)	247,924	11,813	402,480
Perpetual preferred unit distributions	(3,738)	(3,738)	(7,476)	(7,475)
Net (loss) income attributable to SLGOP common unitholders	$(40,683)	$244,186	$4,337	$395,005

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts attributable to SLGOP common unitholders:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(41,452)	$50,916	$(9,842)	$91,326
Purchase price fair value adjustment	—	71,446	—	71,446
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	769	1,444	769	106,084
Net income from discontinued operations	—	5,645	427	11,414
Gain on sale of discontinued operations	—	114,735	12,983	114,735
Net (loss) income attributable to SLGOP common unitholders	$(40,683)	$244,186	$4,337	$395,005

Basic earnings per unit:
(Loss) income from continuing operations before gains on sale and discontinued operations	$(0.40)	$0.52	$(0.10)	$0.93
Purchase price fair value adjustment	—	0.72	—	0.72
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.01	0.02	0.01	1.08
Net income from discontinued operations	—	0.05	—	0.12
Gain on sale of discontinued operations	—	1.16	0.13	1.16
Net (loss) income attributable to SLGOP common unitholders	$(0.39)	$2.47	$0.04	$4.01
Diluted earnings per unit:
(Loss) income from continuing operations before gains on sale and discontinued operations	$(0.40)	$0.51	$(0.10)	$0.92
Purchase price fair value adjustment	—	0.72	—	0.72
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.01	0.02	0.01	1.07
Net income from discontinued operations	—	0.06	—	0.12
Gain on sale of discontinued operations	—	1.15	0.13	1.16
Net (loss) income attributable to SLGOP common unitholders	$(0.39)	$2.46	$0.04	$3.99
Dividends per unit	$0.60	$0.50	$1.20	$1.00
Basic weighted average common units outstanding	103,487	98,970	102,930	98,627
Diluted weighted average common units and common unit equivalents outstanding	103,487	99,484	103,423	99,128

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(29,179)	$250,332	$26,457	$406,943
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SLGOP's share of joint venture net unrealized gain (loss) on derivative instruments	2,250	7,293	(3,430)	7,461
Change in unrealized gain on marketable securities	(1,304)	1,659	(654)	1,788
Other comprehensive income (loss)	946	8,952	(4,084)	9,249
Comprehensive (loss) income	(28,233)	259,284	22,373	416,192
Net income attributable to noncontrolling interests	(6,626)	(1,843)	(12,553)	(3,333)
Comprehensive (loss) income attributable to SLGOP	$(34,859)	$257,441	$9,820	$412,859

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		General Partner		Limited Partners
	Series I Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2014	$221,932	97,325	$7,078,924	3,973	$113,298	$(7,256)	$521,842	$7,928,740
Net income	7,476		4,171		166		12,553	24,366
Acquisition of subsidiary interest from noncontrolling interest			(9,566)				(11,084)	(20,650)
Other comprehensive loss						(4,084)		(4,084)
Preferred distributions	(7,476)							(7,476)
Issuance of common units				255	25,241			25,241
DRSPP proceeds		775	99,505					99,505
Conversion of units of the Operating Partnership to common stock		321	37,992	(321)	(37,992)			—
Reallocation of capital account relating to sale							(10,144)	(10,144)
Deferred compensation plan and stock award, net		27	(3,098)					(3,098)
Amortization of deferred compensation plan			14,920					14,920
Contribution to consolidated joint venture interest							8,655	8,655
Contributions - net proceeds from common stock offering		987	124,999					124,999
Contributions - proceeds from stock options exercised		155	11,802					11,802
Cash distributions to noncontrolling interests							(112,948)	(112,948)
Cash distributions declared ($1.20 per common unit, none of which represented a return of capital for federal income tax purposes)			(119,334)		(4,693)			(124,027)
Balance at June 30, 2015	$221,932	99,590	$7,240,315	3,907	$96,020	$(11,340)	$408,874	$7,955,801

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$26,457	$406,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320,472	194,029
Equity in net income from unconsolidated joint ventures	(7,024)	(14,748)
Distributions of cumulative earnings from unconsolidated joint ventures	22,464	14,645
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(769)	(106,084)
Purchase price fair value adjustment	—	(71,446)
Gain on sale of discontinued operations	(12,983)	(114,735)
Loss on early extinguishment of debt	49	1,025
Deferred rents receivable	(65,260)	(26,727)
Other non-cash adjustments	(3,592)	(16,905)
Changes in operating assets and liabilities:
Restricted cash—operations	(1,246)	(4,850)
Tenant and other receivables	(6,826)	5,890
Related party receivables	340	(853)
Deferred lease costs	(35,918)	(10,688)
Other assets	11,410	5,305
Accounts payable, accrued expenses and other liabilities and security deposits	(16,987)	12,973
Deferred revenue and land leases payable	2,872	2,788
Net cash provided by operating activities	233,459	276,562
Investing Activities
Acquisitions of real estate property	(42,556)	(208,614)
Additions to land, buildings and improvements	(122,520)	(134,249)
Escrowed cash—capital improvements/acquisition deposits	(229,853)	(38,227)
Investments in unconsolidated joint ventures	(109,135)	(170,532)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	49,059	157,699
Proceeds from disposition of real estate/joint venture interest	491,598	258,076
Proceeds from sale of marketable securities	295	3,555
Purchases of marketable securities	(7,769)	(10,025)
Other investments	(9,620)	20,594
Origination of debt and preferred equity investments	(387,216)	(256,730)
Repayments or redemption of debt and preferred equity investments	109,784	60,412
Net cash used in investing activities	(257,933)	(318,041)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Financing Activities
Proceeds from mortgages and other loans payable	$106,421	$1,601,603
Repayments of mortgages and other loans payable	(489,138)	(1,496,224)
Proceeds from revolving credit facility, term loan and senior unsecured notes	1,055,000	683,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(735,007)	(520,690)
Proceeds from stock options exercised and DRSSP issuance	111,307	19,777
Proceeds from sale of common stock	124,999	8,750
Redemption of preferred units	(200)	—
Distributions to noncontrolling interests in other partnerships	(111,715)	(4,352)
Contributions from noncontrolling interests in other partnerships	8,655	1,548
Distributions paid on common and preferred units	(132,003)	(106,541)
Other obligations related to mortgage loan participations	25,000	—
Deferred loan costs and capitalized lease obligation	(4,358)	(43,981)
Net cash (used in) provided by financing activities	(41,039)	142,890
Net (decrease) increase in cash and cash equivalents	(65,513)	101,411
Cash and cash equivalents at beginning of year	281,409	206,692
Cash and cash equivalents at end of period	$215,896	$308,103

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,638	$1,406
Issuance of units in the Operating Partnership	25,241	19,460
Redemption of units in the Operating Partnership	37,992	23,066
Derivative instruments at fair value	2,000	17,088
Exchange of debt investment for equity in joint venture	10,151	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	21,578	—
Acquisition of subsidiary interest from noncontrolling interest	20,630	—
Tenant improvements and capital expenditures payable	17,661	7,192
Transfer to net assets held for sale	420,569	339,809
Transfer to liabilities related to net assets held for sale	178,252	193,375
Transfer of financing receivable to debt investment	—	19,675
Deferred leasing payable	5,525	659
Consolidation of real estate	—	1,316,591
Issuance of preferred units	53,808	4,000

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)

1. Organization and Basis of Presentation
SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation, a consolidated variable interest entity. All of the management, leasing and construction services that are provided to the properties that are wholly-owned by us and that are provided to certain joint ventures are conducted through SL Green Management LLC which is 100% owned by the Operating Partnership. The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Substantially all of our assets are held by, and all of our operations are conducted through the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2015, noncontrolling investors held, in the aggregate, a 3.78% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.
As of June 30, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Type		Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	(2)	24		18,533,045	7	3,476,115	31	22,009,160	96.9%
	Retail	(2)	9	(3)	403,735	7	279,628	16	683,363	91.9%
	Development/Redevelopment		7		779,862	5	1,952,782	12	2,732,644	36.9%
	Fee Interest		2		783,530	—	—	2	783,530	100.0%
			42		20,500,172	19	5,708,525	61	26,208,697	90.6%
Suburban	Office		28		4,450,400	5	1,287,741	33	5,738,141	81.9%
	Retail		1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment		1		1,000	1	—	2	1,000	100.0%
			30		4,503,400	6	1,287,741	36	5,791,141	82.1%
Total commercial properties			72		25,003,572	25	6,996,266	97	31,999,838	89.1%
Residential:
Manhattan	Residential		4	(3)	762,587	17	2,046,733	21	2,809,320	96.4%
Suburban	Residential		1		66,611	—	—	1	66,611	92.0%
Total residential properties			5		829,198	17	2,046,733	22	2,875,931	96.3%
Total portfolio			77		25,832,770	42	9,042,999	119	34,875,769	89.7%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes one office and two retail properties held for sale as of June 30, 2015.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

(3)
As of June 30, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

As of June 30, 2015, we also managed an approximately 336,201 square foot office building owned by a third party and held debt and preferred equity investments with a book value of $1.7 billion.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at June 30, 2015 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 of the Company and the Operating Partnership.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of June 30, 2015 and December 31, 2014 are $199.6 million and $198.4 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of June 30, 2015 and December 31, 2014 are $105.5 million and $106.5 million, respectively, related to our consolidated VIEs. Also, included in assets held for sale and liabilities related to assets held for sale on our consolidated balance sheets as of December 31, 2014 are $445.0 million of commercial real estate and $253.9 million of mortgage related to our consolidated VIEs.
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
June 30, 2015
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our consolidated properties were other than temporarily impaired at June 30, 2015.
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
We recognized an increase of $8.3 million, $22.6 million, $6.4 million and $12.5 million in rental revenue for the three and six months ended June 30, 2015 and 2014, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of $0.6 million, $1.2 million, $1.3 million and $2.8 million for the three and six months ended June 30, 2015 and 2014, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Identified intangible assets (included in other assets):
Gross amount	$941,064	$664,297
Accumulated amortization	(399,103)	(383,236)
Net(1)	$541,961	$281,061
Identified intangible liabilities (included in deferred revenue):
Gross amount	$804,550	$655,755
Accumulated amortization	(484,673)	(483,948)
Net(1)	$319,877	$171,807
____________________________________________________________________

(1)
As of June 30, 2015, $3.6 million and $8.3 million of net intangible assets and net intangible liabilities, respectively, were reclassed to assets held for sale and liabilities related to assets held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Fair Value Measurements
See Note 17, "Fair Value Measurements."
Investment in Marketable Securities
We designate a security as held-to-maturity, available-for-sale, or trading at acquisition. As of June 30, 2015, we do not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At June 30, 2015 and December 31, 2014, we held the following marketable securities (in thousands):

	June 30, 2015	December 31, 2014
Equity marketable securities	$4,070	$4,332
Mortgage-backed securities	42,181	35,097
Total marketable securities available-for-sale	$46,251	$39,429
The cost basis of the commercial mortgage-backed securities was $39.9 million and $32.4 million at June 30, 2015 and December 31, 2014, respectively. These securities mature at various times through 2049.
During the six months ended June 30, 2015 and 2014, we disposed of marketable securities for aggregate net proceeds of $0.3 million and $3.6 million, respectively.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at June 30, 2015.
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
June 30, 2015
(unaudited)

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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

investment, we will adjust our reserves accordingly. There were no loan reserves recorded during three and six months ended June 30, 2015 and 2014.
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
The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. The only provision for income taxes included in the consolidated statements of operations relates to the Operating Partnership’s consolidated taxable REIT subsidiaries. The Operating Partnership may also be subject to certain state, local and franchise taxes.
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
During the three and six months ended June 30, 2015 and 2014, we recorded Federal, state and local tax provisions of $1.1 million, $1.4 million, $2.1 million and $5.0 million, respectively.
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
June 30, 2015
(unaudited)

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
Earnings per Share of the Company
The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. Diluted EPS also includes units of limited partnership interest. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior notes as the conversion premium will be paid in cash.
Earnings per Unit of the Operating Partnership
The Operating Partnership presents both basic and diluted earnings per unit, or EPU.  Basic EPU excludes dilution and is computed by dividing net income or loss attributable to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common units. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount. The dilutive effect of unit options is reflected in the weighted average diluted outstanding units calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior notes as the conversion premium will be paid in cash.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than three tenants who account for 10.5%, 6.5% and 5.3% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 2.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at June 30, 2015. For the three months ended June 30, 2015, 10.1%, 9.5%, 7.8% and 7.5% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 388-390 Greenwich Street, 919 Third Ave and1185 Avenue of the Americas, respectively.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Accounting Standards Updates
In April 2015, the Financial Accounting Standards Board, or FASB, issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (Accounting Standards Update, or ASU, No. 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. Upon adoption, an entity must apply the new guidance retrospectively for all prior periods presented in the financial statements. The Company expects to adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued new guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU No. 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In June 2014, the FASB issued final guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement and also eliminates existing guidance for repurchase financings (ASU No. 2014-11). New disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning after March 15, 2015. Early adoption of this guidance is prohibited. The Company has adopted the standard beginning in the first quarter of 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements. The Company has adopted the presentation and disclosures related to transactions accounted for as secured borrowings during the second quarter of 2015.
In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (ASU No. 2014-09). The guidance also requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. In July 2015, the FASB voted to defer by one year the effective date of ASU 2014-09 for both public and nonpublic entities and give both public and private companies the option to early adopt using the original effective date. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

3. Property Acquisitions
2015 Acquisitions
During the six months ended June 30, 2015, the properties listed below were acquired from third parties. The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	Upper East Side Residential(1)(2)	1640 Flatbush Avenue(1)
Acquisition Date	June 2015	March 2015
Ownership Type	Fee Interest	Fee Interest
Property Type	Residential/Retail	Retail

Purchase Price Allocation:
Land	$17,500	$6,120
Building and building leasehold	32,500	680
Above-market lease value	—	—
Acquired in-place leases	—	—
Other assets, net of other liabilities	—	—
Assets acquired	50,000	6,800
Mark-to-market assumed debt	—	—
Below-market lease value	—	—
Derivatives	—	—
Liabilities assumed	—	—
Purchase price	$50,000	$6,800
Net consideration funded by us at closing, excluding consideration financed by debt	$50,000	$6,800
Equity and/or debt investment held	$—	$—
Debt assumed	$—	$—
____________________________________________________________________

(1)	We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place leases.

(2)
We, along with our joint venture partner, acquired this property for consideration that included the issuance of $13.8 million aggregate liquidation preference of Series N Preferred Units of limited partnership interest of the Operating Partnership and cash. We hold a 95.1% controlling interest in this joint venture.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

2014 Acquisitions
During the six months ended June 30, 2015, we finalized the purchase price allocations based on third party appraisal and additional facts and circumstances that existed at the acquisition dates for the following 2014 acquisitions (in thousands):

	102 Greene Street(1)	719 Seventh Avenue(1)(2)	115 Spring Street(1)	388-390 Greenwich Street(1)(3)
Acquisition Date	October 2014	July 2014	July 2014	May 2014
Ownership Type	Fee Interest	Fee Interest	Fee Interest	Fee Interest
Property Type	Retail	Development	Retail	Office

Purchase Price Allocation:
Land	$8,215	$41,850	$11,078	$516,292
Building and building leasehold	26,717	—	44,799	964,434
Above-market lease value	—	—	—	—
Acquired in-place leases	1,015	—	2,037	302,430
Other assets, net of other liabilities	3	—	—	6,495
Assets acquired	35,950	41,850	57,914	1,789,651
Mark-to-market assumed debt	—	—	—	—
Below-market lease value	3,701	—	4,789	186,782
Derivatives	—	—	—	18,001
Liabilities assumed	3,701	—	4,789	204,783
Purchase price	$32,249	$41,850	$53,125	$1,584,868
Net consideration funded by us at closing, excluding consideration financed by debt	$32,249	$41,850	$53,125	$208,614
Equity and/or debt investment held	$—	$—	$—	$148,025
Debt assumed	$—	$—	$—	$1,162,379
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $11.3 million and $21.0 million to land and building, respectively, at 102 Greene Street, $14.4 million and $26.7 million to land and building, respectively, at 719 Seventh Avenue, $15.9 million and $37.2 million to land and building, respectively, at 115 Spring Street and $558.7 million and $1.0 billion to land and building, respectively, at 388-390 Greenwich. The impact to our consolidated statement of income for the six months ended June 30, 2015 was $6.8 million in rental revenue for the amortization of aggregate below-market leases and $10.1 million of depreciation expense.

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

(3)
In May 2014, we acquired Ivanhoe Cambridge, Inc.'s 49.65% economic interest in this property, thereby consolidating full ownership of the property. The transaction valued the consolidated interests at $1.585 billion. Simultaneous with the closing, we refinanced the previous mortgage with a $1.45 billion mortgage. We also assumed the existing derivative instruments, which swapped $504.0 million of the mortgage to fixed rate (in October 2014, we entered into multiple swap agreements to hedge our interest rate exposure on an additional $500.0 million portion of this mortgage. See Note 8, "Mortgages and Other Loans Payable" for further details). We recognized a purchase price fair value adjustment of $71.4 million upon closing of this transaction. This property, which we initially acquired in December 2007, was previously accounted for as an investment in unconsolidated joint ventures.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
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
4. Properties Held for Sale and Property Disposition
Properties Held for Sale
During the second quarter of 2015, we entered into two separate agreements to sell the property located at 120 West 45th Street for $365.0 million and an 80% interest in 131-137 Spring Street based on a gross asset valuation of $277.8 million. In August, we closed on the sale of an interest in 131-137 Spring Street and expect to close on 120 West 45th Street in the second half of 2015, subject to customary closing conditions.
Property Disposition
The following table summarizes the property sold during the six months ended June 30, 2015:

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

Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 120 West 45th Street and 131-137 Spring Street as held for sale as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold or held for sale prior to January 1, 2015. This included 180 Maiden Lane, which was held for sale at December 31, 2014 and sold in January 2015, and 2 Herald Square, 985-987 Third Avenue and 673 First Avenue, which were sold during 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

The following table summarizes net income from discontinued operations for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$—	$13,993	$236	$35,172
Escalation and reimbursement revenues	—	1,211	(127)	4,609
Other income	—	17	—	20
Total revenues	—	15,221	109	39,801
Operating expenses	—	1,868	(631)	6,329
Real estate taxes	—	1,846	250	5,831
Ground rent	—	805	—	3,001
Transaction related costs	—	40	(49)	40
Interest expense, net of interest income	—	3,448	109	8,109
Amortization of deferred financing costs	—	110	3	321
Depreciation and amortization	—	1,459	—	4,756
Total expenses	—	9,576	(318)	28,387
Net income from discontinued operations	$—	$5,645	$427	$11,414
5. Debt and Preferred Equity Investments
During the six months ended June 30, 2015 and 2014, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $386.2 million and $303.4 million, respectively, due to originations, purchases, advances under future funding obligations, discount amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $109.8 million and $60.4 million during the six months ended June 30, 2015 and 2014, respectively, which offset the increases in debt and preferred equity investments.
Debt Investments
As of June 30, 2015 and December 31, 2014, we held the following debt investments with an aggregate weighted average current yield of 10.15% at June 30, 2015 (in thousands):

Loan Type	June 30, 2015 Future Funding Obligations	June 30, 2015 Senior Financing	June 30, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Fixed Rate Investments:
Jr. Mortgage Participation /Mezzanine Loan	$—	$205,000	$71,909	$70,688	February 2016
Jr. Mortgage Participation/Mezzanine Loan(2)(3)	—	—	46,136	45,611	Various(2)
Jr. Mortgage Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	165,000	71,962	71,656	November 2016
Jr. Mortgage Participation/Mezzanine Loan	—	1,109,000	102,646	98,934	March 2017
Mezzanine Loan(3)	—	—	65,969	65,770	March 2017
Mezzanine Loan(4)	5,663	502,100	35,409	24,608	June 2017
Mezzanine Loan	—	539,000	49,643	49,629	July 2018
Mortgage Loan(5)	—	—	26,235	26,209	February 2019
Mortgage Loan	—	—	576	637	August 2019

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Loan Type	June 30, 2015 Future Funding Obligations	June 30, 2015 Senior Financing	June 30, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(6)	—	90,000	19,933	19,930	November 2023
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan(7)	—	—	—	14,068
Jr. Mortgage Participation(8)	—	—	—	11,934
Total fixed rate	$5,663	$2,853,100	$572,918	$582,174
Floating Rate Investments:
Mezzanine Loan	—	110,000	49,882	49,614	September 2015
Mezzanine Loan	—	775,000	74,014	73,402	March 2016
Mortgage/Mezzanine Loan	18,906	—	77,447	—	April 2016
Mortgage/Mezzanine Loan(9)	—	—	109,910	109,527	June 2016
Mezzanine Loan(10)	—	160,000	22,599	22,573	June 2016
Mezzanine Loan	—	115,000	24,913	24,910	July 2016
Mezzanine Loan	11,364	296,966	62,615	—	November 2016
Mezzanine Loan	—	360,000	99,269	99,023	November 2016
Mezzanine Loan(11)	15,009	123,343	46,050	42,750	December 2016
Mezzanine Loan	553	38,423	13,434	11,835	December 2016
Mortgage/Mezzanine Loan(12)	72,842	—	117,999	—	January 2017
Mezzanine Loan	8,466	92,705	21,306	20,651	January 2017
Jr. Mortgage Participation/Mezzanine Loan	2,101	114,497	39,383	38,524	July 2017
Mortgage/Mezzanine Loan	—	—	22,840	22,803	July 2017
Mortgage/Mezzanine Loan	—	—	16,874	16,848	September 2017
Mezzanine Loan	—	60,000	14,880	14,859	November 2017
Mortgage/Mezzanine Loan(13)	795	—	14,892	14,845	December 2017
Jr. Mortgage Participation	—	40,000	19,815	—	April 2018
Mezzanine Loan	—	350,000	34,671	—	April 2018
Jr. Mortgage Participation/Mezzanine Loan	—	55,000	20,522	20,533	July 2018
Mortgage/Mezzanine Loan	—	—	18,237	18,083	February 2019
Mezzanine Loan	—	38,000	21,825	21,807	March 2019
Mezzanine Loan(14)	—	—	—	33,726
Mezzanine Loan(14)	—	—	—	37,322
Total floating rate	$130,036	$2,728,934	$943,377	$693,635
Total	$135,699	$5,582,034	$1,516,295	$1,275,809
____________________________________________________________________

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	The $22.9 million junior mortgage participation was sold in July 2015 and the $23.2 million mezzanine loan matures in May 2016.

(3)	These loans are collateralized by defeasance securities.

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

(7)	This loan was repaid in February 2015.

(8)	This loan was repaid in March 2015.

(9)	In May 2015, the maturity date was extended to June 2016.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

(10)
Carrying value is net of $7.4 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(11)	In February 2015, the maturity date was extended to December 2016.

(12)
Carrying value is net of $25.0 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(13)
Carrying value is net of $5.1 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(14)	These loans were repaid in April 2015.
Preferred Equity Investments
As of June 30, 2015 and December 31, 2014, we held the following preferred equity investments with an aggregate weighted average current yield of 10.18% at June 30, 2015 (in thousands):

Type	June 30, 2015 Future Funding Obligations	June 30, 2015 Senior Financing	June 30, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)(3)	$—	$550,000	$126,817	$123,041	July 2015
Preferred equity(4)	—	70,000	9,960	9,954	March 2018
Preferred equity	5,580	60,795	32,162	—	November 2018
	$5,580	$680,795	$168,939	$132,995
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This investment was redeemed in July 2015.

(4)	In March 2015, the redemption date was extended to March 2018.
At June 30, 2015 and December 31, 2014, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at June 30, 2015 and December 31, 2014 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $111.5 million and $133.5 million at June 30, 2015 and December 31, 2014, respectively. No financing receivables were 90 days past due at June 30, 2015.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of June 30, 2015 and December 31, 2014, 650 Fifth Avenue, 33 Beekman, and 3 Columbus Circle were VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $98.3 million and $146.2 million at June 30, 2015 and December 31, 2014, respectively. All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of June 30, 2015:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	January 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue(2)	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.88%	56.88%	674,000	April 2007	520,000
Jericho Plaza	Onyx Equities/Credit Suisse	20.26%	20.26%	640,000	April 2007	210,000
The Meadows(3)	Onyx Equities	50.00%	50.00%	582,100	September 2007	111,500
600 Lexington Avenue	Canadian Pension Plan Investment Board	55.00%	55.00%	303,515	May 2010	193,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
7 Renaissance	Louis Cappelli	50.00%	50.00%	65,641	December 2010	4,000
3 Columbus Circle(4)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(5)	Jeff Sutton	50.00%	50.00%	35,897	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,040	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
33 Beekman(6)	Harel Insurance and Finance/TNG 33 LLC	45.90%	45.90%	—	August 2012	31,000
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(7)	Private Investors	32.28%	32.28%	16,736	December 2012	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	147,619	December 2012	45,000
650 Fifth Avenue(8)	Jeff Sutton	50.00%	50.00%	32,324	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio(9)	Various	Various	Various	2,046,733	February 2015	36,668
____________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interest.

(2)	In March 2015, we acquired an additional 17.56% interest in this joint venture for $67.5 million.

(3)	In June 2015, we entered into an agreement to sell the property for $121.1 million. This transaction is expected to close during the third quarter of 2015, subject to customary closing conditions.

(4)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns floors three through eight at the property. Because the joint venture has an option to repurchase these floors, the gain associated with this sale was deferred.

(5)
The purchase price represents only the purchase of the 1552 Broadway interest which comprised approximately 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

(6)	As of June 30, 2015, the redevelopment project was substantially complete and will be conveyed to Pace University during the third quarter of 2015.

(7)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% interest in three residential units at the property.

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

(9)
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

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of June 30, 2015 and December 31, 2014, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	June 30, 2015	December 31, 2014	Initial Maturity Date
Mezzanine loan and preferred equity	$99,777	$99,629	March 2016
Mezzanine loan(1)	45,913	46,246	February 2022
	$145,690	$145,875
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2015 and December 31, 2014, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2015	December 31, 2014
Fixed Rate Debt:
7 Renaissance	December 2015	10.00%	$2,600	$2,147
11 West 34th Street	January 2016	4.82%	16,749	16,905
280 Park Avenue	June 2016	6.57%	696,563	700,171
1745 Broadway	January 2017	5.68%	340,000	340,000
Jericho Plaza(2)	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
315 West 36th Street(3)	December 2017	3.16%	25,000	25,000
521 Fifth Avenue	November 2019	3.73%	170,000	170,000
717 Fifth Avenue(4)	July 2022	4.45%	300,000	300,000
21 East 66th Street	April 2023	3.60%	12,000	12,000
717 Fifth Avenue(4)	July 2024	9.00%	319,900	314,381
3 Columbus Circle(5)	March 2025	3.61%	350,000	—
Stonehenge Portfolio(6)	Various	4.18%	434,492	—
Total fixed rate debt			$2,851,964	$2,065,264
Floating Rate Debt:
The Meadows	September 2015	7.75%	67,350	67,350
1552 Broadway(7)	April 2016	4.26%	188,410	184,210
Other loan payable	June 2016	1.08%	30,000	30,000
650 Fifth Avenue(8)	October 2016	3.69%	65,000	65,000
175-225 Third Street	December 2016	4.25%	40,000	40,000
10 East 53rd Street	February 2017	2.69%	125,000	125,000
724 Fifth Avenue	April 2017	2.60%	275,000	275,000
33 Beekman(9)	August 2017	2.93%	65,506	52,283
600 Lexington Avenue	October 2017	2.28%	114,774	116,740
55 West 46th Street(10)	October 2017	2.49%	150,000	150,000
Stonehenge Portfolio	December 2017	3.25%	10,500	—
121 Greene Street	November 2019	1.69%	15,000	15,000
100 Park Avenue	February 2021	1.94%	360,000	360,000
21 East 66th Street	June 2033	2.88%	1,844	1,883
3 Columbus Circle(5)			—	230,974
Total floating rate debt			$1,508,384	$1,713,440
Total joint venture mortgages and other loans payable			$4,360,348	$3,778,704
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended June 30, 2015, taking into account interest rate hedges in effect during the period.

(2)	This loan is in default as of June 30, 2015 due to the non-payment of debt service. The joint venture is in discussions with the special servicer on account of the loan.

(3)	In July 2015, the joint venture refinanced the previous mortgage.

(4)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $290.0 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(5)	In March 2015, the joint venture refinanced the previous mortgage and incurred a net loss on early extinguishment of debt of $0.8 million.

(6)
Amount is comprised of $13.5 million, $56.0 million, $35.0 million, $7.4 million, $142.7 million, and $179.9 million in fixed-rate mortgages that mature in July 2016, June 2017, November 2017, February 2018, August 2019, and June 2024, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

(7)
These loans are comprised of a $150.0 million mortgage loan and a $41.5 million mezzanine loan. As of June 30, 2015, $1.7 million of the mortgage loan and $1.4 million of the mezzanine loan was unfunded.

(8)	This loan has a committed amount of $97.0 million, of which $32.0 million was unfunded as of June 30, 2015.

(9)
This loan has a committed amount of $75.0 million, of which $18.4 million is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(10)	This loan has a committed amount of $190.0 million, of which $40.0 million was unfunded as of June 30, 2015.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, The Meadows, 315 West 36th Street, 21 East 66th Street, 175-225 Third Street and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.1 million, $4.9 million, $4.8 million and $11.2 million from these services for the three and six months ended June 30, 2015 and 2014, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at June 30, 2015 and December 31, 2014, are as follows (in thousands):

	June 30, 2015	December 31, 2014
Assets
Commercial real estate property, net	$6,124,617	$5,275,632
Other assets	924,855	810,567
Total assets	$7,049,472	$6,086,199
Liabilities and members' equity
Mortgages and other loans payable	$4,360,348	$3,778,704
Other liabilities	495,523	485,572
Members' equity	2,193,601	1,821,923
Total liabilities and members' equity	$7,049,472	$6,086,199
Company's investments in unconsolidated joint ventures	$1,262,723	$1,172,020
The combined statements of income for the unconsolidated joint ventures, from acquisition date through the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$143,535	$130,495	$272,451	$291,633
Operating expenses	26,345	18,362	51,831	45,045
Ground rent	2,572	2,632	5,164	4,657
Real estate taxes	22,335	15,406	41,711	32,342
Interest expense, net of interest income	51,715	44,728	95,722	97,064
Amortization of deferred financing costs	3,145	2,026	6,155	6,659
Transaction related costs, net of recoveries	3	(207)	11	64
Depreciation and amortization	37,894	33,858	70,878	79,462
Total expenses	144,009	116,805	271,472	265,293
Loss on early extinguishment of debt	—	(3,546)	(833)	(6,743)
Net income (loss) before gain on sale	$(474)	$10,144	$146	$19,597
Company's equity in net income from unconsolidated joint ventures	$2,994	$8,619	$7,024	$14,748

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

7. Deferred Costs
Deferred costs at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred leasing	$406,498	$385,555
Deferred financing	191,980	193,776
	598,478	579,331
Less accumulated amortization	(269,640)	(251,369)
Deferred costs, net	$328,838	$327,962
8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at June 30, 2015 and December 31, 2014, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2015	December 31, 2014
Fixed Rate Debt:
500 West Putnam Avenue	January 2016	5.52%	$22,676	$22,968
Landmark Square	December 2016	4.00%	80,424	81,269
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
120 West 45th Street(2)	February 2017	6.12%	170,000	170,000
762 Madison Avenue(3)	February 2017	3.86%	7,959	8,045
885 Third Avenue	July 2017	6.26%	267,650	267,650
1745 Broadway	June 2018	4.81%	16,000	16,000
388-390 Greenwich Street(4)	June 2018	3.25%	1,004,000	1,004,000
One Madison Avenue	May 2020	5.91%	554,405	565,742
100 Church Street	July 2022	4.68%	226,862	228,612
919 Third Avenue(5)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	68,276	68,896
400 East 58th Street	February 2024	4.13%	29,261	29,527
420 Lexington Avenue	October 2024	3.99%	300,000	300,000
1515 Broadway	March 2025	3.93%	900,000	900,000
Series J Preferred Units(6)	April 2051	3.75%	4,000	4,000
711 Third Avenue(7)			—	120,000
Total fixed rate debt			$4,601,513	$4,736,709
Floating Rate Debt:
Master Repurchase Agreement	December 2015	3.44%	106,421	100,000
388-390 Greenwich Street(4)	June 2018	1.93%	446,000	446,000
248-252 Bedford Avenue	June 2019	1.69%	29,000	29,000
220 East 42nd Street	October 2020	1.79%	275,000	275,000
180 Maiden Lane(8)			—	253,942
Total floating rate debt			$856,421	$1,103,942
Total fixed rate and floating rate debt			$5,457,934	$5,840,651
Mortgages reclassed to liabilities related to assets held for sale			(170,000)	(253,942)
Total mortgages and other loans payable			$5,287,934	$5,586,709
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended June 30, 2015, taking into account interest rate hedges in effect during the period.

(2)	This property was held for sale at June 30, 2015 and the related mortgage is included in liabilities related to assets held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

(3)	In February 2015, we entered into a new swap agreement with a fixed interest rate of 3.86% per annum, which replaced the previous swap agreement with a fixed interest rate of 3.75% per annum.

(4)
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

(6)
In connection with the acquisition of a commercial real estate property, the Operating Partnership issued $4.0 million, or 4,000, 3.75% Series J Preferred Units of limited partnership interest, or the Series J Preferred Units, with a mandatory liquidation preference of $1,000.00 per unit. The Series J Preferred Units are accounted for as debt because they can be redeemed in cash by the Operating Partnership on the earlier of (i) the date of the sale of the property or (ii) April 30, 2051 or at the option of the unitholders as further prescribed in the related agreement.

(7)	In March 2015, we repaid the mortgage.

(8)
This property was held for sale at December 31, 2014 and the related mortgage is included in liabilities related to assets held for sale. In January 2015, the property was sold and the debt was repaid.

The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 Credit Facility.
At June 30, 2015 and December 31, 2014, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $7.9 billion and $8.2 billion, respectively.
9. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. As of June 30, 2015, the 2012 credit facility, as amended, consisted of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility.
As of June 30, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At June 30, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At June 30, 2015, the effective interest rate was 1.44% for the revolving credit facility and 1.66% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2015, the facility fee was 25 basis points. As of June 30, 2015, we had $89.4 million of outstanding letters of credit, $705.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $405.6 million under the 2012 credit facility.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2015 and December 31, 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2015 Unpaid Principal Balance	June 30, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,272	$255,250	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	314,993	309,069	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,777	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
March 26, 2007(5)	10,008	10,008	10,008	3.00%	3.00%	20	March 30, 2027
June 27, 2005(2)(6)	—	—	7
	$1,310,316	$1,280,050	$1,274,078
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.2163 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2015 and will remain exchangeable through September 30, 2015. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of June 30, 2015, $30.0 million remained to be amortized into the debt balance.

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

(6)	In April 2015, we redeemed the remaining outstanding debentures.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2015 and December 31, 2014, we were in compliance with all such covenants.
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
June 30, 2015
(unaudited)

consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2015, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2015	$15,354	$106,421	$—	$—	$—	$—	$121,775	$38,176
2016	47,360	100,311	—	—	—	255,308	402,979	534,057
2017(1)	61,063	895,329	—	—	—	355,008	1,311,400	585,526
2018	64,462	16,000	—	—	—	250,000	330,462	2,196
2019	70,409	28,317	—	833,000	—	—	931,726	104,687
Thereafter	200,403	3,852,505	705,000	—	100,000	450,000	5,307,908	446,742
	$459,051	$4,998,883	$705,000	$833,000	$100,000	$1,310,316	$8,406,250	$1,711,384
___________________________________________________________________

(1)	Scheduled principal repayments include the mortgage at 120 West 45th Street, which is included in liabilities related to assets held for sale.
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense	$76,472	$78,419	$152,930	$155,127
Interest income	(726)	(549)	(1,377)	(1,079)
Interest expense, net	$75,746	$77,870	$151,553	$154,048
Interest capitalized	$7,611	$6,218	$16,169	$10,490
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $1.0 million and $1.9 million for both the three and six months ended June 30, 2015 and 2014, respectively. We also recorded expenses of $4.6 million, $8.6 million, $5.0 million and $8.8 million for the three and six months ended June 30, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of $0.1 million and $0.2 million for both the three and six months ended June 30, 2015 and 2014, respectively.
Other
Amounts due from related parties at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Due from joint ventures	$1,308	$1,254
Other	10,087	10,481
Related party receivables	$11,395	$11,735
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of June 30, 2015 and December 31, 2014, the noncontrolling interest unit holders owned 3.78%, or 3,907,117 units, and 3.92%, or 3,973,016 units, of the Operating Partnership, respectively. At June 30, 2015, 3,907,117 shares of SL Green's common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Balance at beginning of period	$469,524	$265,476
Distributions	(4,693)	(7,849)
Issuance of common units	25,241	56,469
Redemption of common units	(37,992)	(31,653)
Net income	166	18,467
Accumulated other comprehensive income allocation	(158)	175
Fair value adjustment	(20,670)	168,439
Balance at end of period	$431,418	$469,524
Preferred Units of Limited Partnership Interest in the Operating Partnership
The Operating Partnership has 1,902,000 4.50% Series G Preferred Units of limited partnership interest, or the Series G Preferred Units outstanding, with a liquidation preference of $25.00 per unit, which were issued in January 2012 in conjunction with an acquisition. The Series G Preferred unitholders receive annual dividends of $1.125 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series G Preferred Units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $88.50. The common units of limited partnership interest in the Operating Partnership may be redeemed in exchange for SL Green's common stock on a 1-to-1 basis. The Series G Preferred Units also provide the holder with the right to require the Operating Partnership to repurchase the Series G Preferred Units for cash before January 31, 2022.
The Operating Partnership has 60 Series F Preferred Units outstanding with a mandatory liquidation preference of $1,000.00 per unit.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

The Operating Partnership has authorized up to 700,000 3.50% Series K Preferred Units of limited partnership interest, or the Series K Preferred Units, with a liquidation preference of $25.00 per unit. In August 2014, the Company issued 563,954 Series K Preferred Units in conjunction with an acquisition. The Series K Preferred unitholders receive annual dividends of $0.875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series K Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $134.67.
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
The Operating Partnership has authorized up to 552,303 3.00% Series N Preferred Units of limited partnership interest, or the Series N Preferred Units, with a liquidation preference of $25.00 per unit. In June 2015, the Company issued 552,303 Series N Preferred Units in conjunction with an acquisition. The Series N Preferred unitholders receive annual dividends of $0.75 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series N Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
The Operating Partnership has authorized an aggregate of one 6.25% Series O Preferred Unit of limited partnership interest, or the Series O Preferred Unit. In June 2015, the Company issued the Series O Preferred Unit in connection with an acquisition.
Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Balance at beginning of period	$71,115	$49,550
Issuance of preferred units	53,808	23,565
Redemption of preferred units	(200)	(2,000)
Balance at end of period	$124,723	$71,115
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2015, 99,589,645 shares of common stock and no shares of excess stock were issued and outstanding.
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
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the six months ended June 30, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. As of June 30, 2015, $288.0 million remained available for issuance of common stock under the new ATM program.
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
During the six months ended June 30, 2015, the Company issued 775,316 shares of SL Green's common stock and received net proceeds of $99.5 million of proceeds from dividend reinvestments and/or stock purchases under the DRSPP. DRSPP shares may be issued at a discount to the market price.
Earnings per Share
SL Green's earnings per share for the three and six months ended June 30, 2015 and 2014 are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2015	2014	2015	2014
Basic Earnings:
(Loss) income attributable to SL Green common stockholders	$(39,106)	$235,541	$4,171	$381,631
Effect of Dilutive Securities:
Redemption of units to common shares	—	8,645	166	13,374
Diluted Earnings:
(Loss) income attributable to SL Green common stockholders	$(39,106)	$244,186	$4,337	$395,005

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2015	2014	2015	2014
Basic Shares:
Weighted average common stock outstanding	99,579	95,455	98,994	95,288
Effect of Dilutive Securities:
Redemption of units to common shares	—	3,515	3,936	3,339
Stock-based compensation plans	—	514	493	501
Diluted weighted average common stock outstanding	99,579	99,484	103,423	99,128
SL Green has excluded 228,122, 212,317, 748,000 and 797,000 common stock equivalents from the diluted shares outstanding for the three and six months ended June 30, 2015 and 2014, respectively, as they were anti-dilutive. Additionally, SL Green has excluded 4,367,272 from the diluted shares outstanding for three months ended June 30, 2015 as they were anti-dilutive as a result of the net loss attributable to SL Green common stockholders.
13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at June 30, 2015 owned 99,589,645 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of June 30, 2015, limited partners other than SL Green owned 3.78%, or 3,907,117 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and six months ended June 30, 2015 and 2014 are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2015	2014	2015	2014
Basic and Diluted Earnings:
(Loss) income attributable to SLGOP common unitholders	$(40,683)	$244,186	$4,337	$395,005

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2015	2014	2015	2014
Basic units:
Weighted average common units outstanding	103,487	98,970	102,930	98,627
Effect of Dilutive Securities:
Stock-based compensation plans	—	514	493	501
Diluted weighted average common units outstanding	103,487	99,484	103,423	99,128
The Operating Partnership has excluded 228,122, 212,317, 748,000 and 797,000 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2015 and 2014, respectively, as they were anti-dilutive. Additionally, SLGOP has excluded 459,216 from the diluted shares outstanding for three months ended June 30, 2015 as they were anti-dilutive as a result of the net loss attributable to SLGOP common unitholders.
14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.77 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of June 30, 2015, 1.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the six months ended June 30, 2015 and year ended December 31, 2014.

	June 30, 2015	December 31, 2014
Dividend yield	1.60%	1.60%
Expected life of option	3.5 years	3.6 years
Risk-free interest rate	1.02%	1.29%
Expected stock price volatility	34.00%	33.97%
A summary of the status of the Company's stock options as of June 30, 2015 and December 31, 2014 and changes during the six months ended June 30, 2015 and the year ended December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,462,726	$87.98	1,765,034	$83.24
Granted	12,000	128.82	102,050	119.12
Exercised	(154,836)	75.43	(348,156)	72.76
Lapsed or cancelled	(18,767)	100.67	(56,202)	90.03
Balance at end of year	1,301,123	$89.66	1,462,726	$87.98
Options exercisable at end of year	606,157	$88.15	428,951	$90.32
Weighted average fair value of options granted during the year	$356,288		$2,841,678
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.75 and the remaining average contractual life of the options exercisable was 3.56.
During the three and six months ended June 30, 2015 and 2014, we recognized $1.9 million, $3.9 million. $2.0 million and $4.1 million of compensation expense, respectively, for these options. As of June 30, 2015, there was $10.1 million of total

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.
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
A summary of the Company's restricted stock as of June 30, 2015 and December 31, 2014 and charges during the six months ended June 30, 2015 and the year ended December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Balance at beginning of period	3,000,979	2,994,197
Granted	3,053	9,550
Cancelled	(2,900)	(2,768)
Balance at end of period	3,001,132	3,000,979
Vested during the period	84,581	75,043
Compensation expense recorded	$3,812,029	$9,658,019
Weighted average fair value of restricted stock granted during the period	$391,271	$1,141,675
The fair value of restricted stock that vested during the six months ended June 30, 2015 and the year ended December 31, 2014 was $7.2 million and $5.5 million, respectively. As of June 30, 2015, there was $8.7 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
For the three and six months ended June 30, 2015 and 2014, $1.8 million, $3.4 million, $1.9 million and $3.5 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $25.4 million and $33.2 million as of June 30, 2015 and December 31, 2014, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of June 30, 2015, there was $7.3 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.0 year. During the three and six months ended June 30, 2015 and 2014, we recorded compensation expense related to bonus, time-based and performance based awards of $3.1 million, $16.3 million, $2.1 million and $10.3 million, respectively.
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
June 30, 2015
(unaudited)

were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $1.6 million and $1.9 million during the three and six months ended June 30, 2014 related to the 2010 Long-Term Compensation Plan.
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
The cost of the 2011 Outperformance Plan ($26.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $3.2 million, $3.9 million, $4.3 million and $6.1 million during the three and six months ended June 30, 2015 and 2014, respectively, related to the 2011 Outperformance Plan.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of June 30, 2015, will be amortized into earnings through the final vesting period. We recorded

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

compensation expense of $1.5 million and $2.9 million during the three and six months ended June 30, 2015 related to the 2014 Outperformance Plan.
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
During the six months ended June 30, 2015, 7,941 phantom stock units were earned and 5,396 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.3 million, $1.7 million, $0.1 million and $1.4 million during the three and six months ended June 30, 2015 and 2014 related to the Deferred Compensation Plan. As of June 30, 2015, there were 83,644 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2015, 83,477 shares of SL Green's common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss of the Company
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of June 30, 2015 (in thousands):

	Net unrealized (loss) gain on derivative instruments(1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments(2)	Unrealized gain and (loss) on marketable securities	Total
Balance at December 31, 2014	$(9,498)	$(95)	$2,613	$(6,980)
Other comprehensive loss before reclassifications	(8,258)	(926)	(654)	(9,838)
Amounts reclassified from accumulated other comprehensive income	5,275	637	—	5,912
Balance at June 30, 2015	$(12,481)	$(384)	$1,959	$(10,906)
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $10.8 million and $11.8 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

16. Accumulated Other Comprehensive Loss of the Operating Partnership
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of June 30, 2015 (in thousands):

	Net unrealized (loss) gain on derivative instruments(1)	SLGOP’s share of joint venture net unrealized (loss) gain on derivative instruments(2)	Unrealized gain and (loss) on marketable securities	Total
Balance at December 31, 2014	$(9,845)	$(100)	$2,689	$(7,256)
Other comprehensive loss before reclassifications	(8,616)	(960)	(654)	(10,230)
Amounts reclassified from accumulated other comprehensive income	5,484	662	—	6,146
Balance at June 30, 2015	$(12,977)	$(398)	$2,035	$(11,340)
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of June 30, 2015 and December 31, 2014, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $11.2 million and $12.2 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of operations.
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$46,251	$4,070	$42,181	$—
Interest rate swap agreements (included in other assets)	$23	$—	$23	$—
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$14,576	$—	$14,576	$—

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
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
The following table provides the carrying value and fair value of these financial instruments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt and preferred equity investments	$1,685,234	(1)	$1,408,804	(1)

Fixed rate debt	$6,011,563	$6,419,286	$6,140,786	$6,565,236
Variable rate debt	2,364,421	2,412,488	2,291,943	2,315,952
	$8,375,984	$8,831,774	$8,432,729	$8,881,188
____________________________________________________________________

(1)
At June 30, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.9 billion and $2.1 billion. At December 31, 2014, debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
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
The following table summarizes the notional and fair value of our consolidated derivative financial instruments at June 30, 2015 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap - Sold	$504,000	4.750%	May 2014	May 2016	Other Liabilities	$—
Interest Rate Cap	504,000	4.750%	May 2014	May 2016	Other Assets	—
Interest Rate Cap	500,000	4.750%	October 2014	May 2016	Other Liabilities	—
Interest Rate Cap - Sold	500,000	4.750%	November 2014	May 2016	Other Assets	—
Interest Rate Cap	446,000	4.750%	October 2014	May 2016	Other Liabilities	—
Interest Rate Cap	263,426	6.000%	November 2013	November 2015	Other Liabilities	—
Interest Rate Cap	137,500	4.000%	October 2013	September 2015	Other Liabilities	—
Interest Rate Swap	200,000	0.938%	October 2014	December 2017	Other Liabilities	(133)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(103)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(103)
Interest Rate Swap	144,000	2.236%	December 2012	December 2017	Other Liabilities	(4,541)
Interest Rate Swap	86,400	1.948%	December 2012	December 2017	Other Liabilities	(2,123)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,399)
Interest Rate Swap	72,000	1.345%	December 2012	December 2017	Other Liabilities	(725)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,398)
Interest Rate Swap	57,600	1.990%	December 2012	December 2017	Other Liabilities	(1,474)
Interest Rate Swap	30,000	2.295%	July 2010	June 2016	Other Liabilities	(548)
Interest Rate Swap	14,409	0.500%	January 2015	January 2017	Other Assets	23
Interest Rate Swap	8,018	0.852%	February 2015	February 2017	Other Liabilities	(29)
						$(14,553)
During the three and six months ended June 30, 2015, we recorded a gain on the changes in the fair value of $1,000, which is included in interest expense on the consolidated statements of operations. During the three and six months ended June 30, 2014, we recorded a loss on the changes in the fair value of $31,000 and $41,000, respectively, which is included in interest expense on the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of June 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $15.5 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $15.5 million at June 30, 2015.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $8.7 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $1.1 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized into Income (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swaps/Caps	$(1,095)	$(465)	Interest expense	$2,737	$1,272	Interest expense	$(14)	$1
Share of unconsolidated joint ventures' derivative instruments	277	5,930	Equity in net income from unconsolidated joint ventures	331	556	Equity in net income from unconsolidated joint ventures	16	—
	$(818)	$5,465		$3,068	$1,828		$2	$1
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized into Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swaps/Caps	$(8,616)	$(516)	Interest expense	$5,484	$1,964	Interest expense	$(424)	$2
Share of unconsolidated joint ventures' derivative instruments	(960)	4,184	Equity in net income from unconsolidated joint ventures	662	1,829	Equity in net income from unconsolidated joint ventures	—	—
	$(9,576)	$3,668		$6,146	$3,793		$(424)	$2
19. Commitments and Contingencies
Legal Proceedings
As of June 30, 2015, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

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
Real Estate Purchase Commitment
In May 2015, we entered into an agreement to acquire Eleven Madison Avenue for $2.285 billion plus approximately $300.0 million in costs associated with lease stipulated improvements to the property. The transaction is expected to close in the third quarter of 2015, subject to customary closing conditions.
Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of June 30, 2015 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2015	$73	$15,247
2016	170	30,612
2017	291	30,845
2018	291	30,845
2019	315	30,862
Thereafter	56,568	720,698
Total minimum lease payments	57,708	$859,109
Less amount representing interest	(36,695)
Capital lease obligations	$21,013
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Selected results of operations for the three and six months ended June 30, 2015 and 2014, and selected asset information as of June 30, 2015 and December 31, 2014, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
June 30, 2015	$363,883	$45,191	$409,074
June 30, 2014	340,918	39,714	380,632
Six months ended:
June 30, 2015	$718,113	$87,260	$805,373
June 30, 2014	649,279	93,798	743,077
(Loss) income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate and purchase price fair value adjustment
Three months ended:
June 30, 2015	$(65,677)	$35,729	$(29,948)
June 30, 2014	23,069	33,993	57,062
Six months ended:
June 30, 2015	$(58,918)	$71,196	$12,278
June 30, 2014	23,688	79,576	103,264
Total assets
As of:
June 30, 2015	$15,562,297	$1,704,661	$17,266,958
December 31, 2014	15,671,662	1,424,925	17,096,587
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming the portfolio is 100% leveraged by our 2012 revolving credit facility and corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $23.2 million, $48.7 million, $23.9 million and $47.1 million for the three and six months ended June 30, 2015 and 2014, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles (loss) income from continuing operations to net (loss) income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Loss) income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate	$(29,948)	$57,062	$12,278	$103,264
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	769	1,444	769	106,084
Purchase price fair value adjustment	—	71,446	—	71,446
(Loss) income from continuing operations	(29,179)	129,952	13,047	280,794
Net income from discontinued operations	—	5,645	427	11,414
Gain on sale of discontinued operations	—	114,735	12,983	114,735
Net (loss) income	$(29,179)	$250,332	$26,457	$406,943

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

21. Subsequent Events
In July, the Company expanded its unsecured corporate credit facility by $500.0 million to $2.533 billion. The revolving line of credit portion of the facility, which matures in March 2020, was increased by $400.0 million to $1.6 billion and the term loan portion of the facility, which matures in June 2019, was increased by $100.0 million to $933.0 million.
The Operating Partnership has authorized up to 200,000 4.00% Series P Preferred Units of limited partnership interest, or the Series P Preferred Units, with a liquidation preference of $25.00 per unit. In July 2015, the Company issued 200,000 Series P Preferred Units in connection with an acquisition. The Series P Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
The Operating Partnership has authorized up to 268,000 3.50% Series Q Preferred Units of limited partnership interest, or the Series Q Preferred Units, with a liquidation preference of $25.00 per unit. In July 2015, the Company issued 268,000 Series Q Preferred Units in connection with an acquisition. The Series Q Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.

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
As of June 30, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Type		Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	(2)	24		18,533,045	7	3,476,115	31	22,009,160	96.9%
	Retail	(2)	9	(3)	403,735	7	279,628	16	683,363	91.9%
	Development/Redevelopment		7		779,862	5	1,952,782	12	2,732,644	36.9%
	Fee Interest		2		783,530	—	—	2	783,530	100.0%
			42		20,500,172	19	5,708,525	61	26,208,697	90.6%
Suburban	Office		28		4,450,400	5	1,287,741	33	5,738,141	81.9%
	Retail		1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment		1		1,000	1	—	2	1,000	100.0%
			30		4,503,400	6	1,287,741	36	5,791,141	82.1%
Total commercial properties			72		25,003,572	25	6,996,266	97	31,999,838	89.1%
Residential:
Manhattan	Residential		4	(3)	762,587	17	2,046,733	21	2,809,320	96.4%
Suburban	Residential		1		66,611	—	—	1	66,611	92.0%
Total residential properties			5		829,198	17	2,046,733	22	2,875,931	96.3%
Total portfolio			77		25,832,770	42	9,042,999	119	34,875,769	89.7%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes one office and one retail property held for sale as of June 30, 2015.

(3)
As of June 30, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

As of June 30, 2015, we also managed an approximately 336,201 square foot office building owned by a third party and held debt and preferred equity investments with a book value of $1.7 billion.
Critical Accounting Policies
Refer to the 2014 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and six months ended June 30, 2015.
Results of Operations
Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014
The following comparison for the three months ended June 30, 2015, or 2015, to the three months ended June 30, 2014, or 2014, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2014 and still owned by us in the same manner at June 30, 2015 and totaled 58 of our 77 consolidated operating properties, representing 80.6% of our share of annualized cash rent, (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2015 and 2014 and all non-Same-Store Properties, including properties that are under development, redevelopment or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Any assets sold or held for sale prior to January 1, 2015 are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2015	2014	$ Change	% Change	2015	2014	2015	2014	2015	2014	$ Change	% Change

Rental revenue	$267.7	$258.6	$9.1	3.5%	$35.7	$20.7	$0.8	$0.3	$304.2	$279.6	$24.6	8.8%
Escalation and reimbursement	40.8	37.2	3.6	9.7%	0.1	1.0	0.5	0.4	41.4	38.6	2.8	7.3%
Investment income	—	—	—	—%	0.1	0.1	45.1	39.6	45.2	39.7	5.5	13.9%
Other income	13.6	0.8	12.8	1,600.0%	—	0.2	4.7	21.7	18.3	22.7	(4.4)	(19.4)%
Total revenues	322.1	296.6	25.5	8.6%	35.9	22.0	51.1	62.0	409.1	380.6	28.5	7.5%

Property operating expenses	129.3	121.8	7.5	6.2%	1.9	3.5	3.3	3.6	134.5	128.9	5.6	4.3%
Transaction related costs	0.2	0.1	0.1	100.0%	0.6	0.4	2.3	1.2	3.1	1.7	1.4	82.4%
Marketing, general and administrative	—	—	—	—%	—	—	23.2	23.9	23.2	23.9	(0.7)	(2.9)%
	129.5	121.9	7.6	6.2%	2.5	3.9	28.8	28.7	160.8	154.5	6.3	4.1%

Net operating income	$192.6	$174.7	$17.9	10.2%	$33.4	$18.1	$22.3	$33.3	$248.3	$226.1	$22.2	9.8%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(81.7)	(83.3)	1.6	(1.9)%
Depreciation and amortization									(199.6)	(93.4)	(106.2)	113.7%
Equity in net income from unconsolidated joint ventures									3.0	8.6	(5.6)	(65.1)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									0.8	1.4	(0.6)	(42.9)%
Purchase price fair value adjustment									—	71.4	(71.4)	(100.0)%
Loss on early extinguishment of debt									—	(1.0)	1.0	(100.0)%
(Loss) income from continuing operation									(29.2)	129.8	(159.0)	(122.5)%
Net income from discontinued operations									—	5.6	(5.6)	(100.0)%
Gain on sale of discontinued operations									—	114.7	(114.7)	(100.0)%
Net (loss) income									$(29.2)	$250.1	$(279.3)	(111.7)%
Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired in 2014 and 2015 ($18.3 million), which included the consolidation of 388-390 Greenwich Street ($15.9 million) in 2014, an increase in occupancy at our Same-Store Properties ($9.1 million), and an increase in occupancy for two properties that were placed into service ($2.7 million). This increase was partially offset by vacating the properties that comprise the One Vanderbilt development site ($5.4 million). In May 2014, we acquired our joint venture partner's interest in 388-390 Greenwich Street thereby assuming full ownership of this triple net lease property. As a result of this acquisition, we consolidated the results of operations of this property beginning in May 2014. Prior to May 2014, we accounted for our investments in 388-390 Greenwich Street under the equity method of accounting.

Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($3.7 million) at the Same-Store Properties attributable to an increase in the related expense, partially offset by a decrease related to vacating the properties that comprise the One Vanderbilt development site ($0.9 million).
Occupancy in our Same-Store consolidated office operating properties increased to 93.7% at June 30, 2015 as compared to 90.9% at June 30, 2014. Occupancy in our Same-Store Manhattan consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 96.8% at June 30, 2015 as compared to 94.1% at June 30, 2014. Occupancy for our Same-Store Suburban consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 82.3% at June 30, 2015 as compared to 81.7% at June 30, 2014.
The following table presents a summary of the commenced leasing activity for the three months ended June 30, 2015 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	877,670
Properties placed in service	28,555
Space which became available during the period(3)
• Office	264,737
• Retail	4,643
• Storage	1,963
	271,343
Total space available	1,177,568
Leased space commenced during the period:
• Office(4)	448,909	476,502	$58.54	$48.74	$63.93	7.4	12.5
• Retail	51,846	49,027	$338.97	$324.12	$123.48	1.2	13.8
• Storage	4,120	4,636	$19.66	$—	$—	1.3	10.6
Total leased space commenced	504,875	530,165	$84.13	$61.53	$68.88	6.8	12.6

Total available space at end of period	672,693

Early renewals
• Office	92,413	96,930	$70.95	$61.90	$7.74	0.6	5.3
• Retail	72,355	70,145	$47.76	$40.58	$—	—	10.0
• Storage	612	612	$25.00	$25.00	$—	—	1.0
Total early renewals	165,380	167,687	$61.08	$52.85	$4.47	0.3	7.2

Total commenced leases, including replaced previous vacancy
• Office		573,432	$60.64	$52.94	$54.43	6.2	11.3
• Retail		119,172	$167.56	$76.23	$50.80	0.5	11.6
• Storage		5,248	$20.28	$25.00	$—	1.2	9.5
Total commenced leases		697,852	$78.59	$57.75	$53.40	5.2	11.3

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	1,221,031
Properties placed in service	64,510
Space which became available during the period(3)
• Office	53,931
• Retail	—
• Storage	300
	54,231
Total space available	1,339,772
Leased space commenced during the period:
• Office(5)	155,781	148,628	$28.89	$31.19	$41.23	7.7	9.6
• Retail	—	—	$—	$—	$—	—	—
• Storage	600	620	$13.71	$—	$—	—	8.4
Total leased space commenced	156,381	149,248	$28.83	$31.19	$41.06	7.6	9.6

Total available space at end of the period	1,183,391

Early renewals
• Office	65,144	65,355	$39.01	$39.83	$10.76	2.2	4.5
• Retail	—	—	$—	$—	$—	—	—
• Storage	125	125	$10.00	$10.00	$—	—	3.8
Total early renewals	65,269	65,480	$38.96	$39.78	$10.74	2.2	4.5

Total commenced leases, including replaced previous vacancy
• Office		213,983	$31.98	$36.72	$31.92	6.0	8.0
• Retail		—	$—	$—	$—	—	—
• Storage		745	$13.09	$10.00	$—	—	7.6
Total commenced leases		214,728	$31.92	$36.69	$31.81	6.0	8.0
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $57.31 per rentable square feet for 207,056 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $61.66 per rentable square feet for 303,986 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $31.43 per rentable square feet for 36,733 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $36.28 per rentable square feet for 102,088 rentable square feet.

At June 30, 2015, 2.0% and 7.4% of the office space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2015. Based on our estimates at June 30, 2015, the current market asking rents on these expected 2015 lease expirations at our consolidated Manhattan operating properties are 14.9% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties are 14.6% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates at June 30, 2015, the current market asking rents on these expected 2015 lease expirations at our consolidated Suburban operating properties are 0.4% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties are 4.6% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
Investment Income
Investment income increased primarily as a result of a higher weighted average investment balance compared to the same period in 2014, partially offset by a lower weighted average yield during the second quarter of 2015. For the three months ended June 30, 2015, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were

$1.7 billion and 10.2%, respectively, compared to $1.4 billion and 10.6%, respectively, for the same period in 2014. As of June 30, 2015, the debt and preferred equity investments had a weighted average term to maturity of 1.7 years.
Other Income
Other income decreased primarily as a result of promote income earned in connection with the sale of our joint venture interest in 747 Madison Avenue in 2014 ($10.3 million) and a one-time fee earned in connection with the restructuring of one of our debt investments in 2014 ($5.7 million), partially offset by a lease termination fee received at 919 Third Avenue in 2015 ($11.3 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at the Same-Store Properties ($7.5 million), partially offset by a decrease from vacating the properties that comprise the One Vanderbilt development site ($2.8 million). The increase in property operating expenses at the Same-Store Properties was mainly a result of higher real estate taxes driven by higher assessed values and tax rates ($5.4 million), repairs and maintenance ($1.1 million), professional fees ($0.5 million) and payroll costs ($0.4 million), partially offset by lower utility costs due, in part, to seasonality ($1.1 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended June 30, 2015 were $23.2 million, or 5.0% of total revenues including our share of joint venture revenues, and 49 basis points of total assets including our share of joint venture assets compared to $23.9 million, or 5.4% of total revenues including our share of joint venture revenues, and 52 basis points of total assets including our share of joint venture assets for the same period in 2014.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result the repayment of the mortgages at 625 Madison Avenue ($2.2 million) and 125 Park Avenue ($1.4 million) during the fourth quarter of 2014 and 711 Third ($1.6 million) during the first quarter of 2015, the capitalization of interest expense related to vacating the properties that comprise the One Vanderbilt development site ($1.9 million), the repayment of the 5.875% senior notes in August 2014 ($1.1 million), decreased weighted average borrowings on our MRA ($1.1 million) and the redemption of a preferred equity investment which secured a loan during the fourth quarter of 2014 ($1.0 million). This decrease was partially offset by an increase as a result of the acquisition of our joint venture partner's interest and a new mortgage at 388-390 Greenwich Street ($5.4 million) and increased borrowings on the 2012 credit facility ($2.7 million). The weighted average consolidated debt balance outstanding increased from $7.8 billion for the three months ended June 30, 2014 to $8.4 billion for the three months ended June 30, 2015. The weighted average interest rate decreased from 4.38% for the three months ended June 30, 2014 to 3.86% for the three months ended June 30, 2015.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of accelerated depreciation expense related to vacating the properties that comprise the One Vanderbilt development site ($99.1 million) and the consolidation of 388-390 Greenwich Street in 2014 ($7.6 million), partially offset by the write-off of certain tenant improvements and value for in-place leases associated with a former tenant in 2014 ($3.4 million).
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of lower net income contributions from 388-390 Greenwich ($1.9 million) as a result of our acquisition of our joint venture partner's interest in May 2014, the refinancing of 3 Columbus Circle in the first quarter of 2015 ($1.6 million) and a decrease in the capitalization of costs for 280 Park Avenue ($1.5 million).
Occupancy at our unconsolidated Manhattan office operating properties was 95.2% and 91.4% at June 30, 2015 and 2014, respectively. Occupancy at our unconsolidated Suburban office operating properties was 80.6% and 87.3% at June 30, 2015 and 2014, respectively. At June 30, 2015, 5.6% and 6.8% of the space leased at our unconsolidated Manhattan and Suburban operating properties, respectively, are expected to expire in 2015. At June 30, 2015, we estimate that current market asking rents on these expected 2015 lease expirations at our unconsolidated Manhattan and Suburban office operating properties are 14.5% higher and 8.5% lower, respectively, than then existing in-place fully escalated rents.
Purchase price fair value adjustment
Purchase price fair value adjustment for the three months ended June 30, 2014 was attributable to the acquisition of our joint venture partner interest in 388-390 Greenwich Street.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three months ended June 30, 2014 was attributable to the refinancing of the previous mortgage at 248-252 Bedford Avenue ($0.5 million) and the early repayment of the mortgage at 16 Court Street, Brooklyn ($0.5 million).
Discontinued Operations
Discontinued operations for the three months ended June 30, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.8 million) and the results of operations for 180 Maiden Lane, which was sold in 2015, and 2 Herald Square, and 673 First Avenue, which were sold in 2014.
Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014
The following comparison for the six months ended June 30, 2015, or 2015, to the six months ended June 30, 2014, or 2014, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2014 and still owned by us in the same manner at June 30, 2015 and totaled 58 of our 77 consolidated operating properties, representing 80.6% of our share of annualized cash rent, (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2015 and 2014 and all non-Same-Store Properties, including properties that are under development, redevelopment or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Any assets sold or held for sale prior to January 1, 2015 are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2015	2014	$ Change	% Change	2015	2014	2015	2014	2015	2014	$ Change	% Change

Rental revenue	$526.4	$507.4	$19.0	3.7%	$79.4	$28.1	$1.8	$0.1	$607.6	$535.6	$72.0	13.4%
Escalation and reimbursement	81.1	73.8	7.3	9.9%	0.4	2.1	0.9	0.5	82.4	76.4	6.0	7.9%
Investment income	—	—	—	—%	0.2	0.1	87.1	93.7	87.3	93.8	(6.5)	(6.9)%
Other income	15.1	2.0	13.1	655.0%	4.0	0.1	9.1	35.2	28.2	37.3	(9.1)	(24.4)%
Total revenues	622.6	583.2	39.4	6.8%	84.0	30.4	98.9	129.5	805.5	743.1	62.4	8.4%

Property operating expenses	263.8	246.0	17.8	7.2%	4.6	7.8	6.8	5.4	275.2	259.2	16.0	6.2%
Transaction related costs	0.2	0.9	(0.7)	(77.8)%	0.4	0.9	3.6	2.4	4.2	4.2	—	—%
Marketing, general and administrative	—	—	—	—%	—	—	48.7	47.1	48.7	47.1	1.6	3.4%
	264.0	246.9	17.1	6.9%	5.0	8.7	59.1	54.9	328.1	310.5	17.6	5.7%

Net operating income	$358.6	$336.3	$22.3	6.6%	$79.0	$21.7	$39.8	$74.6	$477.4	$432.6	$44.8	10.4%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(164.1)	(163.1)	(1.0)	0.6%
Depreciation and amortization									(307.9)	(179.9)	(128.0)	71.2%
Equity in net income from unconsolidated joint ventures									7.0	14.7	(7.7)	(52.4)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									0.8	106.1	(105.3)	(99.2)%
Purchase price fair value adjustment									—	71.4	(71.4)	(100.0)%
Loss on early extinguishment of debt									—	(1.0)	1.0	(100.0)%
Income from continuing operation									13.2	280.8	(267.6)	(95.3)%
Net income from discontinued operations									0.4	11.4	(11.0)	(96.5)%
Gain on sale of discontinued operations									13.0	114.7	(101.7)	(88.7)%
Net income									$26.6	$406.9	$(380.3)	(93.5)%

Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired in 2014 and 2015 ($57.8 million), which included the consolidation of 388-390 Greenwich Street ($52.7 million) in 2014, an increase in occupancy at our Same-Store Properties ($19.0 million) and an increase in occupancy for two properties that were placed into service ($4.1 million). This increase was partially offset by vacating the properties that comprise the One Vanderbilt development site ($9.5 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($6.5 million) at the Same-Store Properties mainly attributable to an increase in the related expense, partially offset by vacating the properties that comprise the One Vanderbilt development site ($1.8 million).
Occupancy in our Same-Store consolidated office operating properties increased to 93.7% at June 30, 2015 as compared to 90.9% at June 30, 2014. Occupancy in our Same-Store Manhattan consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 96.8% at June 30, 2015 as compared to 94.1% at June 30, 2014. Occupancy for our Same-Store Suburban consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 82.3% at June 30, 2015 as compared to 81.7% at June 30, 2014.
The following table presents a summary of the commenced leasing activity for the six months ended June 30, 2015 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of year	1,030,205
Properties placed in service	28,555
Space which became available during the year(3)
• Office	333,187
• Retail	6,344
• Storage	1,963
	341,494
Total space available	1,400,254
Leased space commenced during the year:
• Office(4)	666,366	715,197	$58.80	$50.69	$60.47	6.4	11.1
• Retail	55,330	53,442	$399.68	$321.33	$113.28	1.4	13.6
• Storage	5,865	6,381	$16.86	$—	$—	2.3	10.7
Total leased space commenced	727,561	775,020	$81.96	$62.02	$63.62	6.0	11.3

Total available space at end of year	672,693

Early renewals
• Office	150,514	158,542	$71.04	$63.20	$9.41	1.6	6.0
• Retail	72,355	70,145	$47.76	$40.58	$—	—	10.0
• Storage	993	1,055	$29.20	$28.75	$—	—	3.2
Total early renewals	223,862	229,742	$63.74	$56.13	$6.49	1.1	7.2

Total commenced leases, including replaced previous vacancy
• Office		873,739	$61.02	$54.74	$51.21	5.5	10.2
• Retail		123,587	$199.94	$88.68	$48.99	0.6	11.6
• Storage		7,436	$18.61	$28.75	$—	2.0	9.6
Total commenced leases		1,004,762	$77.80	$59.68	$50.56	4.9	10.4

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,128,724
Properties placed in service	64,510
Space which became available during the year(3)
• Office	253,534
• Retail	—
• Storage	3,972
	257,506
Total space available	1,450,740
Leased space commenced during the year:
• Office(5)	266,299	260,339	$30.49	$33.78	$31.27	6.8	8.7
• Retail	—	—	$—	$—	$—	—	—
• Storage	1,050	1,070	$15.51	$12.00	$—	—	7.0
Total leased space commenced	267,349	261,409	$30.43	$33.69	$31.15	6.7	8.7

Total available space at end of the year	1,183,391

Early renewals
• Office	115,484	116,239	$37.47	$37.64	$8.72	2.5	4.4
• Retail	—	—	$—	$—	$—	—	—
• Storage	125	125	$10.00	$10.00	$—	—	3.8
Total early renewals	115,609	116,364	$37.44	$37.61	$8.71	2.5	4.4

Total commenced leases, including replaced previous vacancy
• Office		376,578	$32.64	$35.77	$24.31	5.5	7.3
• Retail		—	$—	$—	$—	—	—
• Storage		1,195	$14.94	$11.57	$—	—	6.6
Total commenced leases		377,773	$32.59	$35.71	$24.24	5.4	7.3
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $57.93 per rentable square feet for 331,955 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $62.17 per rentable square feet for 490,497 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $33.32 per rentable square feet for 108,835 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $35.46 per rentable square feet for 225,074 rentable square feet.

Investment Income
Investment income decreased primarily as a result of additional income recognized on a mezzanine investment for which the underlying property was sold in June 2014 ($10.1 million) and a financing receivable which we began accruing interest on following the completion of the development of the underlying property ($4.9 million). This decrease was partially offset by a higher invested balance during the first six months of 2015. For the six months ended June 30, 2015, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.7 billion and 10.3%, respectively, compared to $1.4 billion and 10.7%, respectively, for the same period in 2014. As of June 30, 2015, the debt and preferred equity investments had a weighted average term to maturity of 1.7 years.
Other Income
Other income decreased primarily as a result of promote income earned in connection with the sale of our joint venture interest in 747 Madison Avenue in 2014 ($10.3 million), incentive income received from a joint venture investment in 2014 ($7.7 million), a one-time fee earned in connection with the restructuring of one of our debt investments in 2014 ($5.7 million) and lower contributions from Service Corporation ($6.0 million). This decrease was partially offset by a lease termination fee received at 919 Third Avenue ($11.3 million) and a non-recurring fee received from a current tenant ($3.5 million) in 2015.
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at the Same-Store Properties ($17.8 million), partially offset by a decrease from vacating the properties that comprise the One Vanderbilt development site ($5.7 million). The increase in property operating expenses at the Same-Store Properties was mainly a result of higher real estate taxes driven by higher assessed values and tax rates ($9.9 million), repairs and maintenance ($2.1 million), payroll costs ($1.0 million), utility costs ($0.8 million) and professional fees ($0.7 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the six months ended June 30, 2015 were $48.7 million, or 5.3% of total revenues including our share of joint venture revenues, and 51 basis points of total assets including our share of joint venture assets compared to $47.1 million, or 5.4% of total revenues including our share of joint venture revenues, and 52 basis points of total assets including our share of joint venture assets for the same period in 2014.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased as a result of the acquisitions of our joint venture partner's interest and a new mortgage at 388-390 Greenwich Street ($16.6 million) and increased borrowings on the 2012 credit facility ($5.3 million). These increases were partially offset by decreases resulting from the capitalization of interest relating to properties under development ($4.7 million), the repayment of the mortgages at 625 Madison Avenue ($4.4 million) and 125 Park Avenue ($2.9 million) during the fourth quarter of 2014 and 711 Third ($1.6 million) in the first quarter of 2015, the repayment of 5.875% senior notes in August 2014 ($2.2 million), decreased borrowings on our MRA ($2.2 million) and the redemption of a preferred equity investment which secured a loan ($2.0 million) during the fourth quarter of 2014 . The weighted average consolidated debt balance outstanding increased from $7.5 billion for the six months ended June 30, 2014 to $8.3 billion for the six months ended June 30, 2015. The weighted average interest rate decreased from 4.49% for the six months ended June 30, 2014 to 3.90% for the six months ended June 30, 2015.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the accelerated depreciation expense related to vacating the properties that comprise the One Vanderbilt development site ($99.1 million) and the consolidation of 388-390 Greenwich Street in 2014 ($28.0 million), partially offset by the write-off of certain tenant improvements and value for in-place leases associated with a former tenant in 2014 ($3.4 million).
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of lower net income contributions from 388-390 Greenwich ($7.5 million) as a result of our acquisition of our joint venture partner's interest in May 2014, a decrease in the capitalization of costs for 280 Park Avenue ($2.1 million), the refinancing and early prepayment of 3 Columbus Circle in the first quarter of 2015 ($2.5 million), the disposition of 180 Broadway in September 2014 ($1.2 million) and an increase in net loss recognized as a result of the acquisition of additional interests in 1745 Broadway in the fourth quarter of 2014 ($1.2 million). This decrease was partially offset by higher contributions from the debt and preferred equity investments that were originated during 2014 and have been accounted for as equity investments ($2.6 million), the net loss recognized in 2014 from the West Coast Office portfolio ($2.4 million), the refinancing and early prepayment in 2014 of 100 Park Avenue ($2.3 million) and an increase in occupancy at 600 Lexington Avenue ($1.1 million).
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
Purchase price fair value adjustment
Purchase price fair value adjustment for the six months ended June 30, 2014 was attributable to the acquisition of our joint venture partner interest in 388-390 Greenwich Street.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three months ended June 30, 2014 was attributable to the refinancing of the previous mortgage at 248-252 Bedford Avenue ($0.5 million) and the early repayment of the mortgage at 16 Court Street, Brooklyn ($0.5 million).

Discontinued Operations
Discontinued operations for the six months ended June 30, 2015 includes the gain recognized on the sale of 180 Maiden Lane ($17.0 million) and the related results of operations. Discontinued operations for the three months ended June 30, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.8 million) and the results of operations for 180 Maiden Lane, which was sold in 2015, and 2 Herald Square and 673 First Avenue, which were sold in 2014.
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
For properties owned since January 1, 2014 and still owned and operated at June 30, 2015, Same-Store NOI is determined as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Rental revenues	$308.5	$295.8	$12.7	4.3%	$607.5	$581.2	$26.3	4.5%
Other income	13.6	0.8	12.8	1,600.0%	15.1	2.0	13.1	655.0%
Total revenues	322.1	296.6	25.5	8.6%	622.6	583.2	39.4	6.8%
Property operating expenses	129.5	121.9	7.6	6.2%	264.0	246.9	17.1	6.9%
Operating income	192.6	174.7	17.9	10.2%	358.6	336.3	22.3	6.6%
Less: Non-building NOI	0.1	—	0.1	—%	0.5	(0.5)	1.0	(200.0)%
Same-Store NOI	$192.5	$174.7	$17.8	10.2%	$358.1	$336.8	$21.3	6.3%

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

The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2015 are as follows (in thousands):

	Remaining 2015	2016	2017		2018	2019	Thereafter	Total
Property mortgages and other loans	$15,354	$147,671	$956,392	(1)	$80,462	$98,726	$4,052,908	$5,351,513
MRA facility	106,421	—	—		—	—	—	106,421
Corporate obligations	—	255,308	355,008		250,000	833,000	1,255,000	2,948,316
Joint venture debt-our share	38,176	534,057	585,526		2,196	104,687	446,742	1,711,384
Total	$159,951	$937,036	$1,896,926		$332,658	$1,036,413	$5,754,650	$10,117,634
_________________________________________________________________

(1)	Includes the mortgage at 120West 45th Street, which is included in liabilities related to assets held for sale.
As of June 30, 2015, we had $262.1 million of consolidated cash on hand, inclusive of $46.3 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $215.9 million and $308.1 million at June 30, 2015 and 2014, respectively, representing a decrease of $92.2 million. The decrease was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
Net cash provided by operating activities	$233,459	$276,562	$(43,103)
Net cash used in investing activities	$(257,933)	$(318,041)	$60,108
Net cash (used in) provided by financing activities	$(41,039)	$142,890	$(183,929)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2015, our Manhattan and Suburban consolidated office portfolios were 97.3% and 82.3% occupied, respectively. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$166,058
Capital expenditures and capitalized interest	11,729
Escrow cash-capital improvements/acquisition deposits	(191,626)
Joint venture investments	61,397
Distributions from joint ventures	(108,640)
Proceeds from sales of real estate/partial interest in property	233,522
Debt and preferred equity and other investments	(112,332)
Decrease in net cash used by investing activities	$60,108
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $134.2 million for the six months ended June 30, 2014 to $122.5 million for the six months ended June 30, 2014. The decreased capital expenditures relate primarily to decreased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through sale of real estate, property-level financing, our 2012 credit facility, MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(1,123,182)
Repayments under our debt obligations	792,769
Net distribution to noncontrolling interests	(101,351)
Other financing activities	64,623
Proceeds from stock options exercised and DRSPP issuance	91,530
Proceeds from issuance of common stock	116,249
Redemption of preferred unit	(200)
Dividends and distributions paid	(24,367)
Increase in net cash used in financing activities	$(183,929)
Capitalization
As of June 30, 2015, SL Green had 99,589,645 shares of common stock, 3,907,117 common units of limited partnership interest in the Operating Partnership held by persons other than the Company, and 9,200,000 shares of SL Green's 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $124.7 million.
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
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the six months ended June 30, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. As of June 30, 2015, $288.0 million remained available for issuance of common stock under the new ATM program.

Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
During the six months ended June 30, 2015, the Company issued 775,316 shares of SL Green's common stock and received net proceeds of $99.5 million of proceeds from dividend reinvestments and/or stock purchases under the DRSPP. DRSPP shares may be issued at a discount to the market price.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of June 30, 2015, 1.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
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
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $1.6 million and $1.9 million during the three and six months ended June 30, 2014 related to the 2010 Long-Term Compensation Plan.
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
The cost of the 2011 Outperformance Plan ($26.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $3.2 million, $3.9 million, $4.3 million and $6.1 million during the three and six months ended June 30, 2015 and 2014, respectively, related to the 2011 Outperformance Plan.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of June 30, 2015, will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.5 million and $2.9 million during the three and six months ended June 30, 2015 related to the 2014 Outperformance Plan.
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
During the six months ended June 30, 2015, 7,941 phantom stock units were earned and 5,396 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.3 million, $1.7 million, $0.1 million and $1.4 million during the three and six months ended June 30, 2015 and 2014 related to the Deferred Compensation Plan. As of June 30, 2015, there were 83,644 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2015, 83,477 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At June 30, 2015, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 46.2% of our combined market capitalization of $21.8 billion (based on a common stock price of $109.89 per share, the closing price of SL Green's common stock on the NYSE on June 30, 2015). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2015 and December 31, 2014, (amounts in thousands).

Debt Summary:	June 30, 2015	December 31, 2014
Balance
Fixed rate(1)	$4,969,604	$5,098,741
Variable rate—hedged	1,041,959	1,042,045
Total fixed rate	6,011,563	6,140,786
Variable rate(2)	1,359,882	1,572,124
Variable rate—supporting variable rate assets	1,004,539	719,819
Total variable rate	2,364,421	2,291,943
Total	$8,375,984	$8,432,729
Percent of Total Debt:
Fixed rate	71.8%	72.8%
Variable rate	28.2%	27.2%
Total	100.0%	100.0%
Effective Interest Rate for the Period:
Fixed rate	4.71%	4.97%
Variable rate	1.65%	1.90%
Effective interest rate	3.90%	4.24%
____________________________________________________________________

(1)	At June 30, 2015, the fixed rate balance included the mortgage at 120 West 45th Street, which was included in liabilities related to assets held for sale.

(2)	At December 31, 2014, the variable rate balance included the mortgage at 180 Maiden Lane, which was included in liabilities related to assets held for sale.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.19% and 0.17% at June 30, 2015 and December 31, 2014, respectively). Our consolidated debt at June 30, 2015 had a weighted average term to maturity of 5.46 years.
Certain of our debt and equity investments and other investments, with a carrying value of $1.0 billion at June 30, 2015, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of June 30, 2015, our total mortgage debt (excluding our share of joint venture mortgage debt of $1.7 billion) consisted of $4.6 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.59% and $0.9 billion of variable rate debt with an effective weighted average interest rate of 2.06%.
Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. In January 2015, we entered into a second amended and restated

credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. As of June 30, 2015, the 2012 credit facility, as amended, consisted of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility.
As of June 30, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155.0 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At June 30, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At June 30, 2015, the effective interest rate was 1.44% for the revolving credit facility and 1.66% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2015, the facility fee was 25 basis points. As of June 30, 2015, we had $89.4 million of outstanding letters of credit, $705.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $405.6 million under the 2012 credit facility.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. At June 30, 2015, we had $106.4 million outstanding under this MRA included in mortgages and other loans payable on the consolidated balance sheets.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2015 and December 31, 2014, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2015 Unpaid Principal Balance	June 30, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,272	$255,250	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	314,993	309,069	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,777	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
March 26, 2007(5)	10,008	10,008	10,008	3.00%	3.00%	20	March 30, 2027
June 27, 2005(2)(6)	—	—	7
	$1,310,316	$1,280,050	$1,274,078
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.2163 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2015 and will remain exchangeable through September 30, 2015. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of June 30, 2015, $30.0 million remained to be amortized into the debt balance.

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

(6)	In April 2015, we redeemed the remaining outstanding debentures.
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
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2015 and December 31, 2014, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2015 would increase our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $13.1 million and would increase our share of joint venture annual interest cost by $7.1 million.
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
Our long-term debt of $6.0 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of June 30, 2015 bore interest based on a spread of LIBOR plus 90 basis points to LIBOR plus 935 basis points.
Contractual Obligations
Refer to our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and six months ended June 30, 2015.
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

Capital Expenditures
We estimate that for the year ending December 31, 2015, we expect to incur $184.7 million of recurring capital expenditures and $121.8 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $39.1 million. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental property level mortgage borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.40 per share, we would pay $239.1 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $1.0 million and $1.9 million for both the three and six months ended June 30, 2015 and 2014, respectively. We also recorded expenses of $4.6 million, $8.6 million, $5.0 million and $8.8 million for the three and six months ended June 30, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of $0.1 million and $0.2 million for both the three and six months ended June 30, 2015 and 2014, respectively.
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
The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. TRIPRA was not renewed by Congress and expired on December 31, 2014. However, on January 12, 2015, TRIPRA was reauthorized until December 31, 2020 (Terrorism Insurance Program Reauthorization and Extension Act of 2015). The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20.0 million per annum, commencing December 31, 2015. Our debt instruments, consisting of a non-recourse mortgage note secured by one of our properties, our 2012 credit facility, senior unsecured notes and other corporate obligations, as well as ground leases, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.
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

FFO for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income attributable to SL Green common stockholders	$(39,106)	$235,541	$4,171	$381,631
Add:
Depreciation and amortization	199,565	93,379	307,902	179,894
Discontinued operations depreciation adjustments	—	1,459	—	4,756
Joint venture depreciation and noncontrolling interest adjustments	4,435	8,161	13,057	21,148
Net income attributable to noncontrolling interests	5,049	10,488	12,719	16,707
Less:
Gain on sale of discontinued operations	—	114,735	12,983	114,735
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	769	1,444	769	106,084
Purchase price fair value adjustment	—	71,446	—	71,446
Depreciation on non-rental real estate assets	500	503	1,025	1,017
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$168,674	$160,900	$323,072	$310,854
Cash flows provided by operating activities	$142,500	$188,414	$233,459	$276,562
Cash flows used in investing activities	$(488,230)	$(246,240)	$(257,933)	$(318,041)
Cash flows provided by (used in) financing activities	$230,856	$(81,233)	$(41,039)	$142,890
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2014 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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

Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 3.    LEGAL PROCEEDINGS
As of June 30, 2015, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.    RISK FACTORS
Except as forth below, there have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC.
We have commenced construction for our ground-up development project at One Vanderbilt Avenue.
The Company has obtained the approvals necessary to commence its significant ground-up development project at One Vanderbilt Avenue, and has commenced demolition and construction for that project. Construction of the project will not be completed for several years. As with any ground-up development project, unforeseen delays and other matters could further delay completion, result in increased costs or otherwise have a material effect on our results of operations. In addition, the extended time frame to complete will cause the project to be subject to shifts in market, leasing or geographic trends that are not consistent with our current business plans for this property.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2015, other than as previously disclosed in Current Reports on Form 8-K during such period, our Operating Partnership issued an aggregate of one unit of limited partnership interest in connection with an acquisition of ownership interests in a commercial real estate property. The terms of the unit provide, among other things, that the unit may be converted into common units of our Operating Partnership, and following such conversion, in certain circumstances may be redeemed for shares of the Company’s common stock. It is not possible to calculate the maximum number of common units into which the unit may be convertible, as this depends on the price of the Company's common stock at or around the date of any conversion. However, based on the current trading price of the Company's common stock, less than 500 common units would be issuable upon a conversion of the unit. The unit was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on February 13, 2015.
10.2	Seventeenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on June 22, 2015.
10.3	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 24, 2015.
10.4	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 24, 2015.
10.5
Third Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2015, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

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

101.10
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ MATTHEW J. DILIBERTO
Dated: August 6, 2015		Matthew J. DiLiberto Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ MATTHEW J. DILIBERTO
Dated: August 6, 2015	By:	Matthew J. DiLiberto Chief Financial Officer