Form 10-K
period 2015-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2016-02-29
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (93,753,826 shares) was $10.3 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2015.
As of February 22, 2016, 100,055,035 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 22, 2016, 959,844 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2016 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
The Company owns 96.39% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2015, noncontrolling investors held, in aggregate, a 3.61% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 11, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 12, Stockholders' Equity of the Company;

◦	Note 13, Partners' Capital of the Operating Partnership;

◦	Note 22, Quarterly Financial Data of the Company (unaudited); and

◦	Note 23, Quarterly Financial Data of the Operating Partnership (unaudited).
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I
ITEM 1. BUSINESS
General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions and dispositions, financing, development and redevelopment, construction and leasing. We were formed in June 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, the Company's Chairman, had been engaged in the business of owning, managing, leasing, acquiring and repositioning office properties in Manhattan, a borough of New York City. Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of December 31, 2015, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	27		21,003,606	5	3,024,981	32	24,028,587	94.2%
	Retail	9	(2)	408,993	9	347,970	18	756,963	89.1%
	Development/Redevelopment	3		42,635	4	1,952,782	7	1,995,417	59.0%
	Fee Interest	2		783,530	—	—	2	783,530	100.0%
		41		22,238,764	18	5,325,733	59	27,564,497	91.7%
Suburban	Office	26		4,235,300	3	705,641	29	4,940,941	79.0%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		28		4,288,300	4	705,641	32	4,993,941	79.2%
Total commercial properties		69		26,527,064	22	6,031,374	91	32,558,438	89.8%
Residential:
Manhattan	Residential	4	(2)	762,587	17	2,193,424	21	2,956,011	94.2%
Suburban	Residential	1	(3)	66,611	—	—	1	66,611	94.4%
Total residential properties		5		829,198	17	2,193,424	22	3,022,622	94.2%
Total portfolio		74		27,356,262	39	8,224,798	113	35,581,060	90.1%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	This property was held for sale as of December 31, 2015. In February 2016, the property was sold.
As of December 31, 2015, we also managed an office building with approximately 336,000 square feet, which is owned by a third party, and held debt and preferred equity investments with a book value of $1.7 billion.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2015, our corporate staff consisted of 296 persons, including 187 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington,

DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2015, we owned 96.39% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns a 100% interest in Management LLC.
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

Business and Growth Strategies
SL Green is New York City's largest commercial landlord and an S&P 500 company that is focused primarily on acquiring, managing and maximizing the value of Manhattan commercial properties.
Our core business is the ownership of high quality commercial properties and our primary business objective is to maximize the total return to stockholders, through growth in funds from operations and through asset value appreciation. The commercial real estate expertise resulting from owning, operating, investing and lending in Manhattan for over 35 years has enabled us to invest in a collection of premier office and retail properties, selected multifamily residential assets, and high quality debt and preferred equity investments. We also own high quality office properties in the surrounding markets of Brooklyn, Long Island, Westchester County, Connecticut and New Jersey.
We are led by a strong, experienced management team that provides a foundation of skills in all aspects of property ownership and management including acquisitions, dispositions, management, leasing, operations, capital improvements, and financing. It is with this team that we have achieved a market leading position in our targeted submarkets.
We seek to enhance the value of our company by executing strategies that include the following:

•	Leasing and property management, which capitalizes on our extensive presence and knowledge of the marketplaces in which we operate;

•	Acquiring office, retail and residential properties and employing our local market skills to reposition these assets to create incremental cash flow and capital appreciation;

•
Investing in debt and preferred equity positions that generate consistent strong risk-adjusted returns, increase the breadth of our market insight, foster key market relationships and source potential future investment opportunities;

•	Executing dispositions through sales or joint ventures that harvest embedded equity that has been generated through management's value enhancing activities; and

•	Maintaining a liquid balance sheet with access to diversified sources of property and corporate capital.

Leasing and Property Management

We seek to capitalize on our management's extensive knowledge of the Manhattan and Suburban markets and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing tens of millions of square feet of office and retail space since the Company was founded, predominantly in Manhattan; (ii) careful tenant management, which results in long average lease terms and a manageable lease expiration schedule; (iii) utilization of an extensive network of third-party brokers to supplement our in-house leasing team; (iv) use of comprehensive building management analysis and planning; and (v) commitment to tenant satisfaction by providing high quality tenant services at competitive rental rates.
It is our belief that our proactive leasing efforts have directly contributed to our average portfolio occupancy consistently exceeding the market average.
Property Acquisitions
We acquire core properties for long-term value appreciation and earnings growth. We also acquire non-core properties that are typically held for shorter periods during which we intend to create significant increases in value. This strategy has resulted in capital gains that increase our investment capital base. In implementing this strategy, we continually evaluate potential acquisition opportunities. These acquisitions may come from new properties as well as properties in which we already hold a joint venture interest or from our debt and preferred equity investments.
Through intimate knowledge of our markets we have developed an ability to source transactions with superior risk-adjusted returns by capturing off-market opportunities that lead to acquisitions at meaningful discounts to replacement costs. In rising markets, we acquire strategic vacancies that provide the opportunity to take advantage of our exceptional leasing and repositioning capabilities to increase cash flow and property value. In stable or falling markets, we target assets featuring credit tenancies with fully escalated in-place rents to provide cash flow stability near-term and the opportunity for increases over time.
Over the last several years, we have expanded our acquisition activities into selected high value retail locations in Manhattan, and multifamily properties.  Management’s breadth of activities in New York City have enabled us to identify and acquire off-market retail in prime Manhattan locations.  Combining our real estate skills and ability to attract premier tenants in an environment of growing retail rents has resulted in transactions that have provided significant capital appreciation.  In addition, this same market penetration has permitted us to grow a portfolio of high quality, well-located multifamily properties
In acquiring core and non-core properties, directly or through joint ventures with a predominance of high quality institutional investors, we believe that we have the following advantages over many of our competitors: (i) senior management's average 27 years of experience leading a full-service, fully-integrated real estate company focused on the Manhattan office market; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests, including units in our Operating Partnership; and (iii) the ability to close transactions quickly despite complicated structures.
Property Repositioning
Our extensive knowledge of the markets in which we operate and our ability to efficiently plan and execute capital projects provide the expertise to enhance returns by repositioning properties that are underperforming. Many of the retail and commercial office properties we own or seek to acquire feature unique architectural design elements, including large floor plates, and other amenities and characteristics that can be appealing to tenants when fully exploited. Our strategic investment in these properties, combined with our active management and pro-active leasing, provide the opportunity to creatively meet market needs and generate favorable returns.
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

•
In certain cases, these investments may also serve as a potential source of real estate acquisitions for us. This is particularly true when a property's current ownership seeks an efficient off-market transaction, because the current ownership knows that we have already gained knowledge of the asset through the existing investment, and that we can close more efficiently than others if we believe such acquisition would be beneficial.

•
These investments are concentrated in Manhattan, which helps us gain market insight, awareness of upcoming investment opportunities and foster key relationships that may provide access to future investment opportunities.

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
The capital proceeds generated from these dispositions can be efficiently re-deployed into property acquisitions and debt and preferred equity investments that we expect will provide enhanced future capital gains and earnings growth opportunities. Management may also elect to utilize the capital proceeds from these dispositions to repay existing indebtedness of the Company or its subsidiaries or increase cash liquidity.
Capital Resources
Our objective is to maintain numerous corporate and property level capital sources to obtain the most appropriate and lowest cost financings. This objective is supported by:

•
Property operations that generally provide stable and growing cash flows through market cycles due to constraints on new supply in Manhattan, long average lease terms, high credit quality tenants and superior leasing, operating and asset management skills;

•	Concentration of our activities in a Manhattan market that is consistently attractive to property investors and lenders through market cycles relative to other market participants;

•	Maintaining strong corporate liquidity and careful management of future debt maturities; and

•	Maintaining access to corporate capital markets through balanced financing and investment activities that result in strong balance sheet and cash flow metrics.
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
According to Cushman and Wakefield Research Services as of December 31, 2015, Manhattan has a total inventory of approximately 394.7 million square feet, including approximately 240.3 million square feet in Manhattan. Cushman and Wakefield Reserch Services estimates that in midtown Manhattan, approximately 4.0 million square feet of new construction will become available next year, approximately 41.7% of which is pre-leased. This increase is partially offset by approximately 1.4 million square feet that is projected to be converted from office use to an alternative use. This will add approximately 1.01% to Manhattan's total inventory gross of conversions and 0.7% net of conversions.
General Terms of Leases in the Manhattan Markets
Leases entered into for space in Manhattan typically contain terms that may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in Manhattan is generally seven to fifteen years. Tenants leasing space in excess of 10,000 square feet for an initial term of 10 years or longer often will negotiate an option to extend the term of the lease for one or two renewal periods, typically for a term of five years each. The base rent during the initial term often will provide for agreed-upon periodic increases over the term of the lease. Base rent for renewal terms is most often based upon the then fair market rental value of the premises as of the commencement date of the applicable renewal term (generally determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value), though base rent for a renewal period may be set at 95% of the then fair market rent. Very infrequently, leases may contain termination options whereby a tenant can terminate the lease obligation before the lease expiration date upon payment of a penalty together with repayment of the unamortized portion of the landlord's transaction costs (e.g., brokerage commissions, free rent periods, tenant improvement allowances, etc.).

In addition to base rent, a tenant will generally also pay its pro rata share of increases in real estate taxes and operating expenses for the building over a base year, which is typically the year during which the term of the lease commences, based upon the tenant's proportionate occupancy of the building. In some smaller leases (generally less than 10,000 square feet), in lieu of paying additional rent based upon increases in building operating expenses, base rent will be increased each year during the lease term by a set percentage on a compounding basis (though the tenant will still pay its pro rata share of increases in real estate taxes over a base year).
Tenants typically receive a free rent period following commencement of the lease term, which in some cases may coincide with the tenant's construction period.
The landlord most often supplies electricity either on a sub-metered basis at the landlord's cost plus a fixed percentage or a rent inclusion basis (i.e., a fixed fee is added to the base rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services, other than electricity, such as heat, air conditioning, freight elevator service during business hours and base building cleaning typically are provided at no additional cost, but are included in the building's operating expenses. The tenant will typically pay additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.
In a typical lease for a new tenant renting in excess of 10,000 square feet, the landlord will deliver the premises with existing improvements demolished. In such instances, the landlord will typically provide a tenant improvement allowance, which is a fixed sum that the landlord makes available to the tenant to reimburse the tenant for all or a portion of the tenant's initial construction of its premises. Such sum typically is payable as work progresses, upon submission by the tenant of invoices for the cost of construction and lien waivers. However, in certain leases (most often for relatively small amounts of space), the landlord will construct the premises for the tenant at a cost to the landlord not to exceed an agreed upon amount with the tenant paying any amount in excess of the agreed upon amount. In addition, landlords may rent space to a tenant that is "pre-built" (i.e., space that was constructed by the landlord in advance of lease signing and is ready to for the tenant to move in with the tenant selecting paint and carpet colors).
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2015, 2014 and 2013:

	Percent Occupied as of December 31,
Property	2015	2014	2013
Manhattan properties	94.2%	95.2%	94.3%
Suburban properties	79.0%	80.7%	80.4%
Same-Store properties(1)	93.0%	91.6%	90.8%
Unconsolidated Joint Venture Properties	89.7%	92.4%	89.8%
Portfolio	91.6%	92.4%	91.5%
____________________________________________________________________
(1) Same-Store properties for 2015 represents 46 of our 53 consolidated office buildings owned by us at January 1, 2014 and still owned by us in the same manner at December 31, 2015.
Rent Growth
We are constantly evaluating the conditions of the markets in which we operate in order to assess the potential rent growth embedded in our portfolio. We estimated that rents in place at December 31, 2015 for all leases expiring in future periods, excluding triple net leases, in our Manhattan and Suburban consolidated operating properties were 16.3% and 7.4%, respectively, below management's estimates of current market asking rents. Taking rents are typically lower than asking rents and may vary from building to building. We estimated that rents in place at December 31, 2015 for all leases expiring in future periods, excluding triple net leases, in our Manhattan and Suburban operating properties owned through unconsolidated joint ventures were 8.4% and 2.3%, respectively, below management's estimates of current market asking rents. At December 31, 2014, the estimated rents in place for our Manhattan and Suburban consolidated operating properties were 13.6% and 3.2%, respectively, below management's estimates of the then current market asking rents. At December 31, 2014, the estimated rents in place for our Manhattan and Suburban unconsolidated operating properties were 8.3% and 1.8%, respectively, below management's estimates of the then current market asking rents. As of December 31, 2015, 33.0% and 52.7% of all leases in-place in our Manhattan and Suburban consolidated operating properties, respectively, were scheduled to expire during the next five years. As of December 31, 2015, 38.3% and 40.1% of all leases in-place in our Manhattan and Suburban operating properties owned through unconsolidated joint ventures, respectively, were also scheduled to expire during the next five years. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe that rents, which in the current portfolio are below market, provide a potential for long-term internal growth.
Industry Segments
The Company is a REIT that acquires, owns, repositions, manages and leases commercial office, retail and multifamily properties in the New York Metropolitan area and has two reportable segments: real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
At December 31, 2015, our real estate portfolio was primarily located in one geographical market, the New York Metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2015, three tenants in our office portfolio contributed 9.7%, 9.1%, and 6.2% of our office portfolio annualized cash rent. No other tenant contributed more than 5.0% of our office portfolio annualized cash rent. Office portfolio annualized cash rent includes our consolidated annualized cash rent and our share of joint venture annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2015. Our industry segments are discussed in Note 22, "Segment Information," in the accompanying consolidated financial statements.
In January 2016, the tenant that contributed 9.7% of our office portfolio annualized cash rent executed a purchase option provided to them in the lease for the property at 388-390 Greenwich Street in Manhattan. The sale of this property is scheduled to close in December 2017 (subject to customary closing conditions) and would reduce the tenant's contribution to our office portfolio annualized cash rent as of December 31, 2015 to 1.6%.

Employees
At December 31, 2015, we employed 1,177 employees, 187 of whom were managers and professionals, 778 of whom were hourly-paid employees involved in building operations and 109 of whom were clerical, data processing and other administrative employees. There are currently six collective bargaining agreements which cover the workforce that services substantially all of our properties.

Highlights from 2015
Our significant activities from 2015 included:
Corporate

•	Joining the S&P 500 Index in recognition of the Company's stature among U.S. publicy traded companies.

•	Being recognized by the U.S. EPA as a 2015 ENERGRY STAR ® of the year.

•	Receiving final approval from the New York City Council for the development of the 1,401 foot tall One Vanderbilt office tower directly west of Grand Central Terminal.
Leasing

•
Signing 187 Manhattan office leases covering approximately 2.3 million square feet. The mark-to-market on signed Manhattan office leases was 15.3% higher in 2015 than the previously fully escalated rents on the same spaces.

•
Signing 115 Suburban office leases covering approximately 0.7 million square feet. The mark-to-market on signed Suburban office leases was 1.3% higher in 2015 than the previously fully escalated rents on the same spaces.

•
Executing a new full-building, 49-year net lease at 562 Fifth Avenue. The lease contains an option for the lessee to purchase the property from the Company for $100.0 million with annual escalations in the purchase price after the third year.

•	Signing a new lease with Giorgio Armani Corp. that will allow Armani to remain in its flagship retail space at 760 Madison Avenue through 2024.

•	Signing a 10-year lease with Adidas at 115 Spring Street.

Acquisitions

•	Closing on the acquisition of Eleven Madison Avenue in Midtown South for $2.285 billion plus approximately $300.0 million in costs associated with lease stipulated improvements to the property.

•	Closing on the acquisition of two mixed-use properties located at 187 Broadway and 5-7 Dey Street in Downtown Manhattan for $63.7 million.

•	Closing on the off-market acquisition of a mixed-use residential and retail property located on the Upper East Side of Manhattan for $50.0 million.

•	Closing on the acquisition of our joint venture partner's interest in 600 Lexington Avenue at a gross asset valuation for the consolidated investment of $284.0 million.

•	Closing on the acquisition of a 90.0 percent interest in The SoHo Building at 110 Greene Street based on a gross asset valuation of $255.0 million.

•
Closing on the acquisition of a stake in the 22-building, 2.6 million square foot Stonehenge portfolio, which included 2,724 rental apartments as of closing, for $40.2 million, expanding our presence in the New York City residential market.

•	Closing on the acquisition of additional ownership interests in the 526,000 square foot office building at 800 Third Avenue increasing our ownership to 60.5 percent.
Dispositions

•	Closing on the sales of Tower 45, 140-150 Grand Avenue, 180 Maiden Lane and the development properties at 570 & 574 Fifth Avenue for a total of $992.4 million.

•	Closing on the sale of an 80% interest in 131-137 Spring Street for a total gross asset valuation of $277.8 million.

•	Together with our joint venture partners, closing on the sales of the Meadows Office Complex and 315 West 36th Street for total gross asset valuations of $236.1 million.

•	Entering into an agreement to sell 885 Third Avenue for $453.0 million, which closed in February 2016.

•
Together with our joint venture partner, entering into an agreement to sell 33 Beekman Street for total a gross asset valuation of $196.0 million. The transaction is expected to be completed in the first half of 2016, subject to customary closing conditions.

•	Entering into an agreement to sell our 90% interest in the residential condominium at 248-252 Bedford Avenue for a total gross asset valuation of $55.0 million, which closed in February 2016.
Debt and Preferred Equity Investments

•
Originating and retaining, or acquiring, $781.4 million in debt and preferred equity investments, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and recording $520.2 million of proceeds from sales, repayments and participations.

Finance

•
Obtaining an upgrade in corporate credit rating to investment grade from Moody's Investors Service and an upgrade in corporate credit rating outlook from Stable to Positive from Standard & Poor's Ratings Services. Standard & Poor's Ratings Services increased the Company's credit rating to investment grade in January 2016.

•	Expanding our unsecured corporate credit facility by $500 million, to $2.533 billion.

•	Issuing $100.0 million of 10-year 4.27% Senior Unsecured Notes via a private placement.

•	Repaying the $120.0 million mortgage on 711 Third Avenue, further increasing the Company’s unencumbered asset base.

•
Together with our joint venture partner, closing on a $350.0 million refinancing of 3 Columbus Circle. The new 10-year, fixed rate loan at 3.61% replaces the previous $229.6 million floating rate mortgage.

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
We believe that job creation in the financial and professional services industries in New York City impacts our overall financial performance.  Both new leasing activity and overall asking rents could be negatively impacted by declining rates of job creation in the current or future periods.

We may be unable to renew leases or relet space as leases expire.
If our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2015, approximately 8.3 million and approximately 1.3 million square feet, representing approximately 35.7% and approximately 38.6% of the rentable square feet, are scheduled to expire by December 31, 2020 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2015, these leases had annualized escalated rent totaling $477.6 million and $86.9 million, respectively. We also have leases with termination options beyond 2020. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.
We face significant competition for tenants.
The leasing of real estate is highly competitive. The principal competitive factors are rent, location, services provided and the nature and condition of the property to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located.
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
Our interests in 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 1185 Avenue of the Americas, 1080 Amsterdam Avenue, and 30 East 40th Street, all in Manhattan, and 1055 Washington Avenue, Stamford, Connecticut, are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land.
We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. The average remaining term of these long-term leases as of December 31, 2015, including our unilateral extension rights on each of the properties, is 46 years. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of the commercial office properties held through long-term leases or operating sublease interests at December 31, 2015 totaled $99.8 million, or 7.2%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to their expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations.

Adverse economic and geopolitical conditions in general and the commercial office markets in the New York Metropolitan area in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and to pay dividends and distributions to security holders.
Our business may be affected by volatility in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. Future periods of economic weakness could result in reduced access to credit and/or wider credit spreads. Economic uncertainty, including concern about growth and the stability of the markets generally, may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the New York Metropolitan area, particularly in New York, New Jersey and Connecticut. Because our portfolio consists primarily of commercial office buildings, located principally in midtown Manhattan, as compared to a more diversified real estate portfolio, if economic conditions deteriorate, then our results of operations, financial condition and ability to service current debt and to pay dividends to our stockholders may be adversely affected. Specifically, our business may be affected by the following conditions:

•	significant job losses or declining rates of job creation which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
our ability to borrow on terms and conditions that we find acceptable may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reducing our returns from both our existing operations and our acquisition and development activities and increasing our future interest expense; and

•
reduced values of our properties, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans.

We rely on five large properties for a significant portion of our revenue.
Five of our properties, 420 Lexington Avenue, 11 Madison Avenue, 1185 Avenue of the Americas, 388-390 Greenwich and 1515 Broadway, accounted for 35.9% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent as of December 31, 2015. Citigroup, Inc. has exercised its option to purchase 388-390 Greenwich Street for $2.0 billion, net of any unfunded tenant concessions. The closing is scheduled for December 2017 and is subject to customary closing conditions. Closing of the sale would reduce Citigroup, Inc.'s tenant's contribution to our office portfolio annualized cash rent as of December 31, 2015 from 9.7% to 1.6%.
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
Giving effect to leases in effect as of December 31, 2015 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 28.4% of our share of Portfolio annualized cash rent, with three tenants, Citigroup, Inc., Viacom International Inc., and Credit Suisse Securities (USA) LLC accounting for 9.7%, 9.1%, and 6.2% of our share of Portfolio annualized cash rent, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. Citigroup, Inc., our largest tenant as of December 31, 2015 by share of Portfolio annualized cash rent, has exercised its option to purchase 388-390 Greenwich Street as discussed above. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.
Some of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than larger businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our cash flow and results of operations.
We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in direct proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. In such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt and to pay dividends and distributions to security holders.
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
We may acquire properties when we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly those investors who are willing to incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

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
The Company has obtained the approvals necessary to commence its significant ground-up development project at One Vanderbilt Avenue, and has commenced demolition for that project. Construction of the project will not be completed for several years. As with any ground-up development project, unforeseen delays and other matters could further delay completion, result in increased costs or otherwise have a material effect on our results of operations. In addition, the extended time frame to complete the project will cause the project to be subject to shifts in market, which could result in leasing or other trends that are not consistent with our current business plans for this property and we may not realize the expected benefits of the project.

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
Our operations are primarily concentrated in the New York Metropolitan area. In the aftermath of a terrorist attack or other acts of terrorism or war, tenants in the New York Metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. In addition, economic activity could decline as a result of terrorist attacks or other acts of terrorism or war, or the perceived threat of such acts. Each of these impacts could in turn trigger a decrease in the demand for space in the New York Metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Furthermore, we may also experience increased costs in relation to security equipment and personnel. As a result, the value of our properties and our results of operations could materially decline.
Potential losses may not be covered by insurance.
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. The first property portfolio maintained a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2017. The second portfolio maintains a limit of $1.5 billion per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2017. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $380.1 million per occurrence, including terrorism, for our residential properties and expires January 31, 2018. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2016 and January 31, 2017 and cover our commercial and residential assets, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 (TRIPRA) (formerly the Terrorism Risk Insurance Act) was reauthorized until December 31, 2020 pursuant to the Terrorism Insurance Program Reauthorization and Extension Act of 2015. The TRIPRA extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20 million per annum, commencing December 31, 2015. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to, for example, terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders require greater coverage that we are unable to obtain at commercially reasonable rates, we may incur substantially higher insurance premiums or our ability to finance our properties and expand our portfolio may be adversely impacted.
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
Cash flow could be insufficient to pay dividends and meet the payments of principal and interest required under our current mortgages, our 2012 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $10.4 billion as of December 31, 2015, consisting of $1.9 billion under our 2012 credit facility (inclusive of our $933.0 million term loan), $1.4 billion under our senior unsecured notes, $100.0 million of junior subordinated deferrable interest debentures and $7.0 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments, and recourse loans on one of our investments. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2012 credit facility. The $1.6 billion revolving credit facility portion of our 2012 credit facility currently matures in March 2020, which includes two six-month extension options. In the first quarter of 2015 we modified and extended the revolving credit facility from March 2018 to March 2020 and reduced the margin by 25 basis points. This modification took effect in the first quarter of 2015. As of December 31, 2015, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $4.3 billion, of which our proportionate share was $1.7 billion. As of December 31, 2015, the total principal amount of recourse indebtedness outstanding at one of our unconsolidated joint venture properties was $18.4 million.
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
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. In 2016, $253.4 million under the master repurchase agreement facility, $146.1 million of mortgage debt on our consolidated properties and $529.6 million of mortgage debt representing the portion of unconsolidated joint venture mortgage debt attributable to us matures. At the present time we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
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
Advances under our 2012 credit facility and certain property-level mortgage debt bear interest at a variable rate. Our consolidated variable rate borrowings totaled $3.2 billion at December 31, 2015. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2012 credit facility, which consisted of a $1.6 billion revolving credit facility and $933.0 million term loan. Borrowings under our revolving credit facility and term loan bore interest at the 30-day LIBOR, plus spreads of 125 basis points and 140 basis points, respectively, at December 31, 2015. As of December 31, 2015, borrowings under our 2012 credit facility and junior subordinated deferrable interest debentures totaled $1.9 billion and $100.0 million, respectively, and bore weighted average interest at 1.45% and 3.92%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2015, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments would increase our annual interest costs by $19.5 million and would increase our share of joint venture annual interest costs by $6.5 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
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
Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2015, assuming the conversion of all outstanding units of the Operating Partnership into shares of SL Green's common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of $1.7 billion, was 49.8%. Our market capitalization is variable and does not necessarily reflect the fair market value of our assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our debt to market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease.
A downgrade in our credit ratings could materially adversely affect our business and financial condition.
Our credit rating and the credit ratings assigned to our debt securities and our preferred stock could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. Moreover, these credit ratings are not recommendations to buy, sell or hold our common stock or any other securities. If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to security holders.
Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.
We held first mortgages, mezzanine loans, junior participations and preferred equity interests in 41 investments with an aggregate net book value of $1.7 billion at December 31, 2015. Some of these instruments may be recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. As of December 31, 2015, we had no recorded reserves for possible credit losses. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends and distributions to security holders.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2015, our unconsolidated joint ventures owned 21 properties and we had an aggregate cost basis in these joint ventures totaling $1.2 billion. As of December 31, 2015, our share of unconsolidated joint venture debt, which is non-recourse to us, totaled $1.7 billion. As of December 31, 2015, our share of unconsolidated joint venture debt, which is recourse to us, totaled $18.4 million.
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
SL Green's board of directors is divided into three classes, with directors in each such class serving staggered three year terms. The terms of the class I, class II and class III directors expire in 2016, 2017 and 2018, respectively. Our staggered board may deter a change in control because of the increased time period necessary for a third-party to acquire control of the board.
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
Debt may not be assumable.

We had $10.4 billion in consolidated debt as of December 31, 2015. Certain of this debt is not assumable and may be subject to significant prepayment penalties. These limitations could deter a change in control of our company.
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
The market value of SL Green's common stock is based on a number of factors including, but not limited to, the market's perception of the current and future value of our assets, our growth potential and our current and potential future earnings and cash dividends. Consequently, SL Green's common stock may trade at prices that are higher or lower than our net asset value per share of common stock.
The trading price of SL Green's common stock has been and may continue to be subject to wide fluctuations.
Between January 1, 2015 and December 31, 2015, the closing sale price of SL Green's common stock on the New York Stock Exchange, or the NYSE, ranged from $100.95 to $134.00 per share. On February 22, 2016, the closing sale price of SL Green's common stock on the NYSE was $90.10. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Additionally, the amount of our leverage may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.
Market interest rates may have an effect on the value of SL Green's common stock.
If market interest rates go up, prospective purchasers of shares of SL Green's common stock may expect a higher distribution rate on SL Green's common stock. However, higher market interest rates may not result in more funds for us to distribute and could increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of SL Green's common stock to decrease.
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
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. Our company and our tenants accounted for 14.4% of Alliance's 2015 estimated total revenue. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
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
Recent tax legislation impacts certain U.S. federal income tax rules applicable to REITs and could adversely affect our current tax positions.
The recently enacted Protecting Americans from Tax Hikes Act of 2015 (the “Act”) contains changes to certain aspects of the U.S. federal income tax rules applicable to us. The Act modifies various rules that apply to our ownership of, and business relationship with, our taxable REIT subsidiaries (“TRSs”) and reduces (beginning in 2018) the maximum allowable value of our assets attributable to TRSs from 25% to 20%. The Act makes permanent the reduction of the recognition period (from ten years to five years) during which a REIT is subject to corporate-level tax on the recognition of built-in gains in assets of an acquired corporation. The Act also makes multiple changes related to the Foreign Investment in Real Property Tax Act, expands prohibited transaction safe harbors and qualifying hedges, and repeals the preferential dividend rule for public REITs previously applicable to us. Lastly, the Act expands the types of assets and income treated as qualifying for purposes of the REIT requirements, and makes certain other technical amendments. The provisions enacted by the Act and future legislative changes related to those rules described above could impact our results of operations and financial condition.
We may in the future pay taxable dividends on SL Green's common stock in common stock and cash.
We obtained a favorable ruling from the IRS pursuant to which we may pay taxable dividends partly in cash and partly in shares of our common stock with respect to our 2014, 2015, and 2016 taxable years, so long as we follow the procedures set forth in the ruling. We paid all of our 2015 dividends entirely in the form of cash. However, we may pay a portion of our 2016 dividends on our common stock with a combination of cash and shares of our common stock. If we pay such a dividend, taxable stockholders would be required to include the entire amount of the dividend, including the portion paid with shares of common stock, as ordinary income to the extent of our current and accumulated earnings and profits, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of SL Green's common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of SL Green's common stock. SL Green's board of directors will continue to evaluate our dividend policy on a quarterly basis as it monitors the capital markets and the impact of the economy on our operations. The decision to authorize and pay dividends on SL Green's common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of SL Green's board of directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.
We are dependent on external sources of capital.
We need a substantial amount of capital to operate and grow our business. This need is exacerbated by the distribution requirements imposed on us for SL Green to qualify as a REIT. We therefore rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we anticipate raising money in the public equity and debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time conditions may exist which effectively prevent us, or REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of our stockholders' interests, and additional debt financing may substantially increase our leverage.
Loss of our key personnel could harm our operations and our stock price.
We are dependent on the efforts of Marc Holliday, our chief executive officer, and Andrew W. Mathias, our president. These officers have employment agreements which expire in January 2019 and December 2016, respectively. A loss of the services of either of these individuals could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our stock price.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2015, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2015, we owned or held interests in 27 consolidated and five unconsolidated commercial office buildings encompassing approximately 21.0 million rentable square feet and approximately 3.0 million rentable square feet, respectively, for a total of approximately 24.0 million rentable square feet, located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2015, our portfolio also included ownership interests in 26 consolidated and three unconsolidated commercial office buildings encompassing approximately 4.2 million rentable square feet and approximately 0.7 million rentable square feet, respectively, located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. We refer to these buildings as our Suburban properties. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2015, we also owned investments in 19 prime retail properties encompassing approximately 808,963 square feet, nine buildings in some stage of development or redevelopment encompassing approximately 1,996,417 square feet, four residential buildings encompassing 3,882 units (encompassing approximately 3,022,622 square feet) and two land interests under building improvements that are leased to a third party, encompassing approximately 783,530 square feet. In addition, we manage one office building owned by a third party encompassing approximately 336,000 square feet and held debt and preferred equity investments with a book value of $1.7 billion.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties and land interest in the portfolio as of December 31, 2015:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	4%	99.0%	$39,537,592	3%	18	$36.49
110 East 42nd Street	1921	Grand Central	215,400	1	98.5%	10,559,503	1	22	$52.51
125 Park Avenue	1923/2006	Grand Central	604,245	2	97.8%	38,574,880	3	23	$63.51
220 East 42nd Street	1929	Grand Central	1,135,000	4	90.9%	48,504,915	4	32	$46.26
304 Park Avenue South	1930	Midtown South	215,000	1	75.7%	12,300,464	1	12	$64.19
420 Lexington Ave (Graybar)	1927/1999	Grand Central North	1,188,000	4	98.4%	77,188,681	6	212	$53.37
461 Fifth Avenue(5)	1988	Midtown	200,000	1	99.9%	18,067,162	1	12	$86.86
485 Lexington Avenue	1956/2006	Grand Central North	921,000	3	100.0%	59,233,191	4	24	$64.10
555 West 57th Street	1971	Midtown West	941,000	3	99.9%	39,144,741	3	9	$38.54
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	76.1%	14,707,066	1	13	$118.52
625 Madison Avenue	1956/2002	Plaza District	563,000	2	97.2%	56,758,599	4	22	$100.53
641 Sixth Avenue	1902	Midtown South	163,000	1	100.0%	11,569,787	1	7	$69.06
711 Third Avenue—50.00%(6)	1955	Grand Central North	524,000	2	65.8%	21,547,671	2	16	$59.03
750 Third Avenue	1958/2006	Grand Central North	780,000	3	97.5%	45,030,155	3	32	$57.50
810 Seventh Avenue	1970	Times Square	692,000	2	93.0%	43,982,745	3	46	$63.56
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	5	100.0%	93,614,502	4	11	$66.50
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	4	99.0%	89,890,619	7	18	$83.49
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	99.6%	42,216,253	3	35	$72.63
1515 Broadway	1972	Times Square	1,750,000	6	98.4%	122,387,130	9	12	$72.15
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4	100.0%	68,344,120	5	2	$57.74
Subtotal / Weighted Average			15,354,045	53%	96.5%	$953,159,776	66%	578

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
"Non Same Store"
11 Madison Avenue	1929	Park Avenue South	2,314,000	8	73.0%	$89,327,748	7%	9	$54.37
30 East 40th Street—60.00%	1927	Grand Central South	69,446	—	100.0%	4,506,348	—	63	$65.46
110 Greene Street—90.00%	1908/1920	Soho	223,600	1	78.1%	9,251,909	1	63	$69.74
388-390 Greenwich Street	1986/1990	Downtown	2,635,000	9	100.0%	112,498,602	8	1	$42.70
600 Lexington Avenue	1983/2009	East Side	303,515	1	95.5%	22,456,632	2	35	$76.67
635 Sixth Avenue	1902	Midtown South	104,000	—	100.0%	8,617,385	1	2	$91.38
Subtotal / Weighted Average			5,649,561	20%	87.8%	246,658,624	18%	173
Total / Weighted Average Manhattan Consolidated Office Properties			21,003,606	73%	94.1%	$1,199,818,400	84%	751
UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
3 Columbus Circle—48.90%	1927/2010	Columbus Circle	530,981	2%	86.8%	$37,057,896	1%	33	$81.70
100 Park Avenue—50.00%	1950/1980	Grand Central South	834,000	3	95.5%	60,455,660	2	39	$70.58
521 Fifth Avenue—50.50%	1929/2000	Grand Central	460,000	2	91.9%	27,257,644	1	41	$60.80
800 Third Avenue—60.50%	1972/2006	Grand Central North	526,000	2	96.1%	32,688,084	1	42	$60.73
1745 Broadway—56.88%	2003	Midtown	674,000	2	100.0%	42,999,876	2	1	$66.71
Total / Weighted Average Unconsolidated Office Properties			3,024,981	10%	94.5%	$200,459,160	7%	156
Manhattan Office Grand Total / Weighted Average			24,028,587	83%	94.2%	$1,400,277,560	92%	907
Manhattan Office Grand Total—SLG share of Annualized Rent						$1,257,564,136	92%
Manhattan Office Same Store Occupancy %—Combined			18,379,026	76%	96.1%

Suburban Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store" Westchester, NY
1100 King Street	1983-1986	Rye Brook, Westchester	540,000	3%	61.7%	$8,669,686	1%	27	$26.44
520 White Plains Road	1979	Tarrytown, Westchester	180,000	1	98.3%	4,379,296	0	13	$26.73
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1	77.2%	2,931,132	0	11	$22.47
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	1	47.1%	3,012,094	0	10	$26.46
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	1	82.7%	4,963,945	0	8	$25.37
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	1	97.8%	5,141,442	0	7	$26.05
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	1	94.7%	13,570,212	1	21	$37.01
Westchester, NY Subtotal/Weighted Average			2,005,000	8%	77.5%	$42,667,807	3%	97
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford, Connecticut	862,800	2%	87.4%	$20,796,105	2%	119	$34.23
680 Washington Boulevard—51.00%	1989	Stamford, Connecticut	133,000	—	88.9%	5,242,567	0	10	$44.83
750 Washington Boulevard—51.00%	1989	Stamford, Connecticut	192,000	1	99.1%	8,067,197	0	11	$42.38
1055 Washington Boulevard	1987	Stamford, Connecticut	182,000	1	74.7%	4,953,522	0	22	$35.40
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1	75.3%	3,505,394	0	22	$31.35
500 West Putnam Avenue	1973	Greenwich, Connecticut	121,500	—	53.8%	3,058,628	0	10	$46.36
Connecticut Subtotal/Weighted Average			1,634,700	5%	84.1%	$45,623,413	3%	194
"Same Store" New Jersey
125 Chubb Way	2008	Lyndhurst, New Jersey	278,000	1%	66.2%	$4,289,420	0%	6	$24.44
New Jersey Subtotal/Weighted Average			278,000	1%	66.2%	$4,289,420	0%	6
"Non Same Store" Brooklyn, NY
16 Court Street	1927-1928	Brooklyn, New York	317,600	1%	95.5%	$12,136,463	1%	69	$41.04
Brooklyn, NY Subtotal/Weighted Average			317,600	1%	95.5%	$12,136,463	1%	69
Total / Weighted Average Consolidated Office Properties			4,235,300	15%	80.6%	$104,717,103	7%	366
UNCONSOLIDATED OFFICE PROPERTIES
"Non Same Store"
7 Renaissance Square—50.00%	2008	White Plains, New York	65,641	0%	89.1%	$1,942,273	0%	10	$33.07
Jericho Plaza—77.78%(7)	1980	Jericho, New York	640,000	2	66.9%	15,006,036	1	34	$35.74
Total / Weighted Average Unconsolidated Office Properties			705,641	2%	68.9%	$16,948,309	1%	44
Suburban Grand Total / Weighted Average			4,940,941	17%	79.0%	$121,665,412		410
Suburban Office Grand Total—SLG share of Annualized Rent						$110,838,152	8%
Suburban Office Same Store Occupancy %—Combined			4,235,300	86%	80.6%
Portfolio Office Grand Total			28,969,528	100%		$1,521,942,972		1,317
Portfolio Office Grand Total—SLG Share of Annualized Rent						$1,368,402,288	100%

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
PRIME RETAIL
"Same Store" Prime Retail
11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	2%	100.0%	$2,589,580	1%	1	$232.25
19-21 East 65th Street—90.00%	1928-1940	Plaza District	23,610	3	60.5%	1,166,292	2	16	$73.65
21 East 66th Street—32.28%	1921	Plaza District	13,069	2	100.0%	3,628,240	2	1	$277.62
315 West 33rd Street—The Olivia	2000	Penn Station	270,132	33	100.0%	14,878,400	25	10	$54.47
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	15	85.0%	39,760,143	7	6	$369.94
724 Fifth Avenue—50.00%	1921	Plaza District	65,010	8	83.1%	22,305,289	19	8	$406.64
752 Madison Avenue	1996/2012	Plaza District	21,124	3	100.0%	4,412,024	7	1	$208.86
762 Madison Avenue—90.00%	1910	Plaza District	6,109	1	100.0%	1,776,570	3	5	$270.04
Williamsburg Terrace	2010	Brooklyn, New York	52,000	6	100.0%	1,761,576	3	3	$33.86
Subtotal/Weighted Average			587,754	73%	93.5%	$92,278,114	68%	51
"Non Same Store" Prime Retail
5-7 Dey Street	1921	Cast Iron / SoHo	70,000	9%	75.4%	$2,206,191	4%	40	$49.63
187 Broadway	1980	Cast Iron / SoHo	3,600	—	100.0%	625,900	1	1	$173.86
102 Greene Street	1910	SoHo	9,200	1	54.3%	457,411	1	1	$121.14
115 Spring Street	1900	SoHo	5,218	1	100.0%	2,800,000	5	1	$536.60
121 Greene Street—50.00%	1887	SoHo	7,131	1	100.0%	1,402,759	1	2	$196.71
131-137 Spring Street—20.00%	1915	SoHo	68,342	8	100.0%	11,520,129	4	9	$179.72
1552-1560 Broadway—50.00%	1926/2014	Time Square	57,718	7	67.5%	20,359,976	17	2	$522.49
Subtotal/Weighted Average			221,209	27%	80.0%	$39,372,366	32%	56
Total / Weighted Average Prime Retail Properties			808,963	100%	89.8%	$131,650,480	100%	107
DEVELOPMENT/REDEVELOPMENT
One Vanderbilt	N/A	Grand Central	—	—	—	$—	—	—
280 Park Avenue—50.00%	1961	Park Avenue	1,219,158	61	80.7%	99,990,312	84	30	$101.03
10 East 53rd Street— 55.00%	1972/2014	Plaza District	354,300	18	41.6%	11,749,433	11	16	$83.88
562 Fifth Avenue	1920	Plaza District	42,635	2	100.0%	2,100,000	4	1	$49.26
650 Fifth Avenue— 50.00%	1977-1978	Plaza District	32,324	2	10.5%	1,338,702	1	3	$394.66
719 Seventh Avenue—75.00%	1927	Time Square	—	—	—%	—	—	—	$—
175-225 Third Avenue—95.00%	1972/1998	Brooklyn, New York	—	—	—%	—	—	—	$—
55 West 46th Street—25.00%	2009	Midtown	347,000	17	—%	—	—	—	$—
1640 Flatbush Avenue	1966	Brooklyn, New York	1,000	—	100.0%	85,152	—	1	$85.15
Total / Weighted Average Development/Redevelopment Properties			1,996,417	100%	59.0%	$115,263,599	100%	51

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
LAND
635 Madison Avenue		Plaza District	176,530	23%	100.0%	$3,677,574	18%
885 Third Avenue		Midtown/Plaza District	607,000	77	100.0%	17,068,716	82%
Total / Weighted Average Land			783,530	100%	100.0%	$20,746,290	100%

		Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
"Same Store" Residential
248-252 Bedford Avenue—90.00%(8)	Brooklyn, New York	66,611	72	94.4%	$2,873,940	$3,522
315 West 33rd Street	Penn Station	222,855	333	89.5%	14,040,156	$3,939
400 East 57th Street—90.00%	Upper East Side	290,482	261	92.3%	10,940,738	$3,286
400 East 58th Street—90.00%	Upper East Side	140,000	125	95.2%	5,018,562	$3,186
Subtotal/Weighted Average		719,948	791	91.8%	$32,873,396	$3,886
"Non Same Store" Residential
Upper East Side Residential - 90.0%	Upper East Side	27,000	28	85.7%	$1,009,279	$1,979
33 Beekman Street - 45.9%	Downtown	163,500	772	100.0%	7,853,056	N/A
1080 Amsterdam - 92.5%	Upper West Side	82,250	96	96.9%	4,564,680	$3,864
Stonehenge Portfolio	Various	2,029,924	2,195	94.3%	100,961,733	$3,661
Subtotal/Weighted Average		2,302,674	3,091	95.7%	$114,388,748	$3,870
Total / Weighted Average Residential Properties		3,022,622	3,882	94.9%	$147,262,144	$3,874
____________________________________________________________________

(1)	Excludes leases signed but not yet commenced as of December 31, 2015.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2015 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2015 for the 12 months ending December 31, 2016 will reduce cash rent by $73.8 million for our consolidated properties and $23.6 million for our unconsolidated properties.

(3)	Includes our share of unconsolidated joint venture annualized cash rent.

(4)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(5)	The Company has an option to acquire the fee interest for a fixed price on a specific date.

(6)	The Company owns 50% of the fee interest.

(7)	As of December 31, 2015, the Company was in the process of restructuring the joint venture, which will reduce the Company's ownership interest. This restructuring was completed in February 2016.

(8)	This consolidated property was held for sale as of December 31, 2015. In February 2016, the property was sold.
Historical Occupancy
Historically we have achieved consistently higher occupancy rates in our Manhattan portfolio as compared to the overall midtown markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2015	94.2%	90.9%	91.3%
December 31, 2014	95.3%	89.4%	91.6%
December 31, 2013	94.3%	88.3%	89.1%
December 31, 2012	94.3%	89.1%	90.0%
December 31, 2011	92.5%	89.7%	91.3%
____________________________________________________________________

(1)	Includes leases signed but not yet commenced as of the relevant date in our wholly-owned and joint venture properties.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Historically we have achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Westchester Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2015	77.5%	76.0%	84.1%	79.9%
December 31, 2014	78.8%	76.6%	83.6%	75.7%
December 31, 2013	78.1%	79.4%	80.5%	74.7%
December 31, 2012	79.2%	78.5%	80.7%	73.7%
December 31, 2011	80.6%	80.1%	80.3%	73.8%
____________________________________________________________________

(1)	Includes leases signed but not yet commenced as of the relevant date in our wholly-owned and joint venture properties.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2020, the average annual rollover at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 1.3 million square feet and approximately 0.2 million square feet, respectively, representing an average annual expiration rate of approximately 6.6% and approximately7.7%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2015 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2016(4)	111	835,199	4.1%	$53,953,875	$64.60
2017	111	1,755,113	8.7	98,028,768	$55.85
2018	79	620,340	3.1	49,412,317	$79.65
2019	77	1,132,317	5.6	76,237,448	$67.33
2020	95	2,414,560	12.0	148,292,376	$61.42
2021	60	1,659,424	8.2	98,554,993	$59.39
2022	49	933,840	4.6	60,335,314	$64.61
2023	39	743,079	3.7	42,920,086	$57.76
2024	27	438,655	2.2	28,446,134	$64.85
2025 & thereafter	110	6,980,499	34.7	426,496,061	$61.10
Sub-Total/weighted average	758	17,513,026	86.9%	$1,082,677,372	$61.82
	1(5)	2,634,670	13.1	112,498,602	$42.70
Total/weighted average	759	20,147,696	100.0%	$1,195,175,974	$59.32
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2015 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2015 for the 12 months ending December 31, 2016 will reduce cash rent by $70.7 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 112,982 square feet and annualized cash rent of $5.9 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2015.

(5)	Represents Citigroup's net lease at 388-390 Greenwich Street.

Manhattan Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2016	15	145,253	4.9%	$8,724,876	$60.07
2017	13	128,150	4.3	11,666,697	$91.04
2018	24	399,875	13.6	29,611,572	$74.05
2019	20	196,705	6.7	15,052,784	$76.52
2020	18	304,807	10.4	17,199,709	$56.43
2021	8	151,791	5.1	10,854,977	$71.51
2022	11	134,569	4.6	8,058,813	$59.89
2023	12	793,949	27.0	51,685,840	$65.10
2024	12	139,927	4.8	9,027,433	$64.52
2025 & thereafter	21	546,314	18.6	38,576,459	$70.61
Total/weighted average	154	2,941,340	100.0%	$200,459,160	$68.15
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2015 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2015 for the 12 months ending December 31, 2016 will reduced cash rent by $23.1 million for the joint venture properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2020, the average annual rollover at our Suburban consolidated and unconsolidated operating properties is expected to be approximately 0.3 million square feet and approximately 0.03 million square feet, respectively, representing an average annual expiration rate of approximately 10.5% and approximately 8.0% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2015 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2016(4)	70	400,708	12.5%	$14,253,688	$35.57
2017	46	248,772	7.7	9,560,930	$38.43
2018	55	300,616	9.3	10,641,968	$35.40
2019	44	507,827	15.8	14,931,584	$29.40
2020	32	291,693	9.1	10,044,667	$34.44
2021	31	377,645	11.7	10,246,137	$27.13
2022	19	102,230	3.2	3,898,366	$38.13
2023	19	206,698	6.4	6,961,080	$33.68
2024	13	203,087	6.3	6,526,647	$32.14
2025 & thereafter	33	578,267	18.0	17,652,038	$30.53
Total/weighted average	362	3,217,543	100.0%	$104,717,105	$32.55
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2015 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2015 for the 12 months ending December 31, 2016 will reduce cash rent by $3.1 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 52,467 square feet and annualized cash rent of $1.8 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2015.

Suburban Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2016(4)	5	33,728	7.0%	$1,294,413	$38.38
2017	8	48,463	10.1	1,582,189	$32.65
2018	3	54,052	11.3	2,262,295	$41.85
2019	7	36,084	7.5	1,197,074	$33.17
2020	3	38,562	8.1	1,452,651	$37.67
2021	4	89,292	18.7	3,195,485	$35.79
2022	2	19,883	4.2	683,223	$34.36
2023	3	40,834	8.5	1,406,255	$34.44
2024	3	60,136	12.6	2,004,875	$33.34
2025 & thereafter	6	57,607	12.0	1,869,848	$32.46
Total/weighted average	44	478,641	100.0%	$16,948,308	$35.41
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2015 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2015 for the 12 months ending December 31, 2016 will reduce cash rent by $0.5 million for the joint venture properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 18,724 square feet and annualized cash rent of $0.7 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2015.
Tenant Diversification
At December 31, 2015, our Manhattan and Suburban office properties were leased to 1,319 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of square footage leased by our tenants as of December 31, 2015:

Tenant	Properties	Lease Expiration	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of SL Green's Share of Aggregate Portfolio Annualized Cash Rent
Citigroup, N.A.(1)	388-390 Greenwich Street, 485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue, 750 Washington Blvd	Various	3,023,423	10.4%	9.7%
Credit Suisse Securities (USA), Inc.	1 Madison Avenue , 11 Madison Avenue & 1055 Washington Blvd	2017, 2019, 2020 & 2037	2,403,080	8.3	9.1
Viacom International, Inc.	1515 Broadway	2031	1,330,735	4.6	6.2
Random House, Inc.	1745 Broadway	2018 & 2023	644,598	2.2	1.8
Debevoise & Plimpton, LLP	919 Third Avenue	2021	575,324	2.0	1.6
The City of New York	16 Court Street & 100 Church Street	2017, 2030 & 2034	550,152	1.9	1.4
Omnicom Group, Inc.	220 East 42nd Street	2017	493,560	1.7	1.6
Ralph Lauren Corporation	625 Madison Avenue	2019	362,065	1.2	1.9
Advance Magazine Group, Fairchild Publications	750 Third Avenue & 485 Lexington Avenue	2021	339,195	1.2	1.2
Metro-North Commuter Railroad Company	110 East 42nd Street & 420 Lexington Avenue	2021 & 2034	328,908	1.1	1.1
C.B.S. Broadcasting, Inc.	555 West 57th Street	2023	303,415	1.0	0.9
Schulte, Roth & Zabel LLP	919 Third Avenue	2036	263,186	0.9	0.7
HF Management Services LLC	100 Church Street	2032	230,394	0.8	0.6
BMW of Manhattan	555 West 57th Street	2022	227,782	0.8	0.5
The City University of New York - CUNY	555 West 57th Street & 16 Court Street	2020, 2024 & 2030	227,622	0.8	0.7
Bloomberg LP	919 Third Avenue	2029	225,545	0.8	0.4
Amerada Hess Corp.	1185 Avenue of the Americas	2027	181,569	0.6	1.0
Newmark & Company Real Estate Inc.	125 Park Avenue, 110 East 42nd Street & 680 Washington Blvd	2016, 2026 & 2031	178,955	0.6	0.7
WME IMG, LLC	11 Madison Avenue & 304 Park Avenue	2028 & 2030	178,617	0.6	1.0
The Travelers Indemnity Company	485 Lexington Avenue	2021	173,278	0.6	0.8
United Nations	220 East 42nd Street	2017, 2021 & 2022	171,091	0.6	0.6
Verizon	1100 King Street Bldg 1, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	2018, 2019 & 2026	162,009	0.6	0.3

News America Incorporated	1185 Avenue of the Americas	2020	161,722	0.6	1.1
King & Spalding	1185 Avenue of the Americas	2025	159,943	0.6	1.1
Young & Rubicam, Inc.	3 Columbus Circle	2033	159,326	0.5	0.4
Amazon Corporate LLC	1185 Avenue of the Americas & 1350 Avenue of the Americas	2016 & 2023	158,688	0.5	0.8
Bloomingdales, Inc.	919 Third Avenue	2024	157,961	0.5	0.3
National Hockey League	1185 Avenue of the Americas	2022	148,217	0.5	1.0
Beth Israel Medical Center & The Mount Sinai Hospital	555 West 57th Street & 625 Madison Avenue	2030 & 2031	147,613	0.5	0.5
BNP Paribas	919 Third Avenue	2016	145,834	0.5	0.4
Total			13,813,807	47.5%	49.4%
____________________________________________________________________

(1)
Citigroup, Inc. has exercised its option to purchase 388-390 Greenwich Street for $2.0 billion, net of any unfunded tenant concessions. The closing is scheduled for December 2017 and is subject to customary closing conditions.

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

ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2015, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
SL Green's common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 22, 2016, the reported closing sale price per share of common stock on the NYSE was $90.10 and there were 332 holders of record of SL Green's common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the dividends declared by us with respect to the periods indicated.

	2015			2014
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$134.00	$121.32	$0.60	$100.62	$90.96	$0.50
June 30	$131.64	$109.89	$0.60	$112.79	$99.31	$0.50
September 30	$116.97	$100.95	$0.60	$111.86	$101.32	$0.50
December 31	$121.80	$108.56	$0.72	$123.10	$101.23	$0.60
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
UNITS
At December 31, 2015, there were 3,745,766 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit in the same manner as dividends per share were distributed to common stockholders.
SL GREEN OPERATING PARTNERSHIP, L.P.
There is no established public trading market for the common units of the Operating Partnership. On February 22, 2016, there were 54 holders of record and 104,038,649 common units outstanding, 100,055,035 of which were held by SL Green. The table below sets forth the quarterly distributions paid by the Operating Partnership to holders of its common units with respect to the periods indicated.

	Distributions
Quarter Ended	2015	2014
March 31	$0.60	$0.50
June 30	$0.60	$0.50
September 30	$0.60	$0.50
December 31	$0.72	$0.60
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
ISSUER PURCHASES OF EQUITY SECURITIES
None.
SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the years ended December 31, 2015, 2014, and 2013, we issued 315,054, 315,054 and 238,867 shares of SL Green's common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of SL Green's common stock.
The following table summarizes information, as of December 31, 2015, relating to our equity compensation plans pursuant to which shares of SL Green's common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,972,300	(2)	$89.85	(3)	1,479,477	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	3,972,300		$89.85		1,479,477
____________________________________________________________________

(1)	Includes our 2014 Outperformance Plan, Third Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended and 2008 Employee Stock Purchase Plan.

(2)
Includes (i) 1,595,000 shares of common stock issuable upon the exercise of outstanding options (589,100 of which are vested and exercisable), (ii) 78,300 restricted stock units and 80,800 phantom stock units that may be settled in shares of common stock (80,800 of which are vested), (iii) 1,939,700 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of SL Green's common stock (1,340,200 of which are vested) and (iv) shares of common stock reserved in connection with LTIP units issued pursuant to the 2014 Outperformance Plan, all of which remain subject to performance-based vesting and a dollar value limitation on the number of LTIP units that may be earned based on SL Green's common stock price when the LTIP units are earned.

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
We are also providing updated summary selected financial information, which is included below, reflecting the prior period reclassification as discontinued operations of the properties sold during 2015 and as of December 31, 2015.

SL GREEN REALTY CORP.

	Year Ended December 31,
Operating Data	2015	2014	2013	2012	2011
(in thousands, except per share data)
Total revenue	$1,662,829	$1,519,978	$1,371,065	$1,290,052	$1,196,737
Operating expenses	301,624	282,283	276,589	275,872	251,693
Real estate taxes	232,702	217,843	203,076	194,371	168,322
Ground rent	32,834	32,307	31,951	31,504	29,074
Interest expense, net of interest income	323,870	317,400	310,894	309,681	270,728
Amortization of deferred finance costs	27,348	22,377	15,855	18,558	13,915
Depreciation and amortization	560,887	371,610	324,461	311,860	268,505
Loan loss and other investment reserves, net of recoveries	—	—	—	564	6,722
Transaction related costs	11,430	8,707	3,985	5,402	5,500
Marketing, general and administrative	94,873	92,488	86,192	82,840	80,103
Total expenses	1,585,568	1,345,015	1,253,003	1,230,652	1,094,562
Equity in net income from unconsolidated joint ventures	13,028	26,537	9,921	76,418	1,583
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,844	123,253	3,601	37,053	2,918
Purchase price fair value adjustment	40,078	67,446	(2,305)	—	498,195
Gain on sale of real estate, net	175,974	—	—	—	—
Gain (loss) on sale of investment in marketable securities	—	3,895	(65)	4,940	4,866
Depreciable real estate reserves	(19,226)	—	—	—	(5,789)
(Loss) gain on early extinguishment of debt	(49)	(32,365)	(18,518)	(6,978)	904
Income from continuing operations	302,910	363,729	110,696	170,833	604,852
Discontinued operations	14,549	182,134	40,587	38,867	72,270
Net income	317,459	545,863	151,283	209,700	677,122
Net income attributable to noncontrolling interest in the Operating Partnership	(10,565)	(18,467)	(3,023)	(5,597)	(14,629)
Net income attributable to noncontrolling interests in other partnerships	(15,843)	(6,590)	(10,629)	(5,591)	(15,083)
Preferred unit distributions	(6,967)	(2,750)	(2,260)	(2,107)	—
Net income attributable to SL Green	284,084	518,056	135,371	196,405	647,410
Preferred stock redemption costs	—	—	(12,160)	(10,010)	—
Perpetual preferred stock dividends	(14,952)	(14,952)	(21,881)	(30,411)	(30,178)
Net income attributable to SL Green common stockholders	$269,132	$503,104	$101,330	$155,984	$617,232
Net income per common share—Basic	$2.71	$5.25	$1.10	$1.75	$7.37
Net income per common share—Diluted	$2.70	$5.23	$1.10	$1.74	$7.33
Cash dividends declared per common share	$2.52	$2.10	$1.49	$1.08	$0.55
Basic weighted average common shares outstanding	99,345	95,774	92,269	89,319	83,762
Diluted weighted average common shares and common share equivalents outstanding	103,734	99,696	95,266	92,873	86,244

	As of December 31,
Balance Sheet Data (in thousands)	2015	2014	2013	2012	2011
Commercial real estate, before accumulated depreciation	$16,681,602	$14,069,141	$12,333,780	$11,662,953	$11,147,151
Total assets	19,857,941	17,096,587	14,959,001	14,386,296	13,483,881
Mortgages and other loans payable, revolving credit facility, term loan and senior unsecured notes and trust preferred securities	10,405,748	8,178,787	6,919,908	6,520,420	6,035,397
Noncontrolling interests in the Operating Partnership	424,206	469,524	265,476	212,907	195,030
Total equity	7,719,317	7,459,216	7,016,876	6,907,103	6,453,309

	Year Ended December 31,
Other Data (in thousands)	2015	2014	2013	2012	2011
Funds from operations available to all stockholders(1)	$661,825	$583,034	$491,597	$490,255	$413,813
Net cash provided by operating activities	526,484	490,381	386,203	346,753	307,118
Net cash used in investing activities	(2,265,911)	(796,835)	(628,435)	(1,163,403)	(733,855)
Net cash provided by financing activities	1,713,417	381,171	258,940	868,442	232,099
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

SL GREEN OPERATING PARTNERSHIP, L.P.

	Year Ended December 31,
Operating Data	2015	2014	2013	2012	2011
(in thousands, except per unit data)
Total revenue	$1,662,829	$1,519,978	$1,371,065	$1,290,052	$1,196,737
Operating expenses	301,624	282,283	276,589	275,872	251,693
Real estate taxes	232,702	217,843	203,076	194,371	168,322
Ground rent	32,834	32,307	31,951	31,504	29,074
Interest expense, net of interest income	323,870	317,400	310,894	309,681	270,728
Amortization of deferred finance costs	27,348	22,377	15,855	18,558	13,915
Depreciation and amortization	560,887	371,610	324,461	311,860	268,505
Loan loss and other investment reserves, net of recoveries	—	—	—	564	6,722
Transaction related costs	11,430	8,707	3,985	5,402	5,500
Marketing, general and administrative	94,873	92,488	86,192	82,840	80,103
Total expenses	1,585,568	1,345,015	1,253,003	1,230,652	1,094,562
Equity in net income from unconsolidated joint ventures	13,028	26,537	9,921	76,418	1,583
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	15,844	123,253	3,601	37,053	2,918
Purchase price fair value adjustment	40,078	67,446	(2,305)	—	498,195
Gain on sale of real estate, net	175,974	—	—	—	—
Gain (loss) on sale of investment in marketable securities	—	3,895	—	4,940	4,866
Depreciable real estate reserves	(19,226)	—	—	—	(5,789)
(Loss) gain on early extinguishment of debt	(49)	(32,365)	(18,518)	(6,978)	904
Income from continuing operations	302,910	363,729	110,761	170,833	604,852
Discontinued operations	14,549	182,134	40,587	38,867	72,270
Net income	317,459	545,863	151,348	209,700	677,122
Net income attributable to noncontrolling interests in other partnerships	(15,843)	(6,590)	(10,629)	(5,591)	(15,083)
Preferred unit distributions	(6,967)	(2,750)	(2,260)	(2,107)	—
Net income attributable to SLGOP	294,649	536,523	138,459	202,002	662,039
Preferred unit redemption costs	—	—	(12,160)	(10,010)	—
Perpetual preferred unit distributions	(14,952)	(14,952)	(21,881)	(30,411)	(30,178)
Net income attributable to SLGOP common stockholders	$279,697	$521,571	$104,418	$161,581	$631,861
Net income per common unit—Basic	$2.71	$5.25	$1.10	$1.75	$7.37
Net income per common unit—Diluted	$2.70	$5.23	$1.10	$1.74	$7.33
Cash dividends declared per common unit	$2.52	$2.10	$1.49	$1.08	$0.55
Basic weighted average common units outstanding	103,244	99,288	95,004	92,526	79,422
Diluted weighted average common units and common units equivalents outstanding	103,734	99,696	95,266	92,873	79,761

	As of December 31,
Balance Sheet Data (in thousands)	2015	2014	2013	2012	2011
Commercial real estate, before accumulated depreciation	$16,681,602	$14,069,141	$12,333,780	$11,662,953	$11,147,151
Total assets	19,857,941	17,096,587	14,959,001	14,386,296	13,483,881
Mortgages and other loans payable, revolving credit facility, term loan and senior unsecured notes and trust preferred securities	10,405,748	8,178,787	6,919,908	6,520,420	6,035,397
Total capital	7,719,317	7,459,216	7,282,352	6,650,339	5,481,882

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
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P. or ROP, are wholly-owned subsidiaries of the SL Green Realty Corp.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.
The New York City commercial real estate market continued to strengthen in 2015, and we took advantage of this strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth.
Leasing and Operating
In 2015, our same-store Manhattan office property occupancy based on leases signed increased to 97.1% from 95.7% in the prior year. We signed office leases in Manhattan encompassing approximately 2.3 million square feet, of which approximately 0.9 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on these approximately 0.9 million square feet of signed Manhattan office leases that replaced previously occupied space was 15.3% for 2015.
According to Cushman & Wakefield, new leasing activity in Manhattan in 2015 totaled approximately 28.2 million square feet. Of the total 2015 leasing activity in Manhattan, the Midtown submarket accounted for approximately 18.5 million square feet, or approximately 65.6%. Midtown's overall office vacancy decreased from 9.3% at December 31, 2014 to 8.5% at December 31, 2015.
Overall average asking rents in Manhattan increased from $67.70 per square foot at December 31, 2014 to $71.58 per square foot at December 31, 2015. Midtown Manhattan average asking rents increased from $75.14 per square foot at December 31, 2014 to $76.65 per square foot at December 31, 2015. The Midtown South average asking rent rose 14.7% year-over-year to $69.66 per square foot while downtown average asking rents increased 16.7% year-over-year to $59.58 per square foot.
Acquisition and Disposition Activity
Overall Manhattan sales volume increased by 37.3% in 2015 to $57.8 billion as compared to $42.1 billion in 2014. Consistent with our multi-faceted approach to property acquisitions, we were able to source transactions during 2015 that provided both stable cash flows and value enhancement opportunities, including the acquisition of consolidated interests in three office properties, one retail property and two retail and residential mixed-use properties, representing total gross asset value of $3.1 billion.

We also continued to take advantage of significant interest by both international and domestic institutions and individuals seeking ownership interests in Manhattan properties to sell assets, disposing of properties that were non-core or had more limited growth opportunities, and raising efficiently priced capital for reinvestment or debt reduction. During the year, we sold our interest in 140-150 Grand Street, 570 & 574 Fifth Avenue, 120 West 45th Street, 131-137 Spring Street, and 180 Maiden Lane and contracted for the sale of our interests in 885 Third Avenue, 248-252 Bedford Avenue, and 33 Beekman Street.
Debt and Preferred Equity
In 2014 and 2015, in our debt and preferred equity portfolio we continued to focus on the origination of financings, typically in the form of preferred equity and mezzanine debt, for owners or acquirers seeking higher leverage than is available from traditional lending sources who continue to lend at modest leverage levels. This provided us with an opportunity to fill a need for additional debt by providing more modest amounts of leverage, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the Manhattan market. The typical investments made by us during 2014 and 2015 were to reputable owners or acquirers, and at leverage levels which are senior to sizable equity investments by the sponsors. During 2015, our debt and preferred equity activities included purchases and originations, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, of $781.4 million, and sales, redemption and participations of $520.2 million.

For descriptions of significant activities in 2015, refer to "Part I, Item 1. Business - Highlights from 2015".

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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. Except as discussed below, we do not believe that there were any indicators of impairment at any of our consolidated properties at December 31, 2015.
During the three months ended September 30, 2015, we recorded a $19.2 million charge in connection with the sale of two of our properties, which closed in the fourth quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statements of operations. Prior to the quarter ended September 30, 2015, we do not believe that there were any indicators of impairment at these two properties. See Note 4, "Properties Held for Sale and Property Dispositions."
During the fourth quarter of 2015, we entered into an agreement to sell 885 Third Avenue and recorded a $6.6 million charge which was included in gain on sale of real estate, net in the consolidated statement of operations.  As of December 31, 2015, 885 Third Avenue was not reclassified as held for sale as a result of not meeting the criteria in ASC 360-10, Property, Plant and Equipment - Impairment and Disposal of Long-Lived Assets.   In February 2016, we closed on the sale of this property but do not anticipate meeting the criteria for the full accrual method in ASC 360-20, Property, Plant and Equipment - Real Estate Sales and as a result the property will remain on our consolidated balance sheet until the criteria is met.
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
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense acquisition-related transaction costs as incurred, which are included in transaction related costs on our consolidated statements of operations.
When we acquire our partner's equity interest in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment's purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of operations. In December 2015, we recognized a purchase price fair value adjustment of $40.1 million in connection with the consolidation of 600 Lexington Avenue. In May 2014, we recognized a purchase price fair value adjustment of $71.4 million in connection with the consolidation of 388-390 Greenwich Street. These acquisitions were previously accounted for as investments in unconsolidated joint ventures.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of the above-and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity in net income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $18.4 million which we guarantee at 1 joint venture and performance guarantees under master leases at two other joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures," in the accompanying consolidated financial statements.
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2015.
We may originate loans for real estate acquisition, development and construction where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with our loan accounting for our debt and preferred equity investments.
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
We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and provided that we have no substantial economic involvement with the buyer.
Interest income on debt and preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as an adjustment to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.
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
We may syndicate a portion of the loans that we originate or sell the loans individually. When a transaction meets the criteria for sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statements of operations. Any fees received at the time of sale or syndication are recognized as part of investment income.
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
Reserve for Possible Credit Losses
The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered include geographic trends, product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish a provision for possible credit loss on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during years ended December 31, 2015, 2014, and 2013.
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

Results of Operations
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The following comparison for the year ended December 31, 2015, or 2015, to the year ended December 31, 2014, or 2014, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2014 and still owned by us in the same manner at December 31, 2015 (Same-Store Properties totaled 54 of our 75 consolidated operating properties, representing 69.5% of our share of annualized cash rent), (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2015 and 2014 and all non-Same-Store Properties, including properties that are under development, redevelopment or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2015	2014	$ Change	% Change	2015	2014	2015	2014	2015	2014	$ Change	% Change

Rental revenue	$1,019.9	$986.1	$33.8	3.4%	$195.8	$96.8	$30.3	$38.2	$1,246.0	$1,121.1	$124.9	11.1%
Escalation and reimbursement	165.7	154.5	11.2	7.2%	7.6	3.6	5.2	6.3	178.5	164.4	14.1	8.6%
Investment income	—	—	—	—%	0.4	0.3	180.7	178.5	181.1	178.8	2.3	1.3%
Other income	22.8	4.8	18.0	375.0%	7.0	0.2	27.4	50.7	57.2	55.7	1.5	2.7%
Total revenues	1,208.4	1,145.4	63.0	5.5%	210.8	100.9	243.6	273.7	1,662.8	1,520.0	142.8	9.4%

Property operating expenses	518.0	489.0	29.0	5.9%	20.7	13.4	28.5	30.0	567.2	532.4	34.8	6.5%
Transaction related costs	0.2	0.9	(0.7)	(77.8)%	8.1	3.9	3.1	3.9	11.4	8.7	2.7	31.0%
Marketing, general and administrative	—	—	—	—%	—	—	94.9	92.5	94.9	92.5	2.4	2.6%
	518.2	489.9	28.3	5.8%	28.8	17.3	126.5	126.4	673.5	633.6	39.9	6.3%

Net operating income	$690.2	$655.5	$34.7	5.3%	$182.0	$83.6	$117.1	$147.3	$989.3	$886.4	$102.9	11.6%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(351.2)	(339.8)	(11.4)	3.4%
Depreciation and amortization									(560.9)	(371.6)	(189.3)	50.9%
Equity in net income from unconsolidated joint ventures									13.0	26.5	(13.5)	(50.9)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									15.8	123.3	(107.5)	(87.2)%
Purchase price fair value adjustment									40.1	67.4	(27.3)	(40.5)%
Gain on sale of real estate, net									176.0	—	176.0	—%
Depreciable real estate reserves									(19.2)	—	(19.2)	100.0%
Gain on sale of investment in marketable securities									—	3.9	(3.9)	100.0%
Loss on early extinguishment of debt									—	(32.4)	32.4	(100.0)%
Income from continuing operation									302.9	363.7	(60.8)	(16.7)%
Net income from discontinued operations									0.4	19.1	(18.7)	(97.9)%
Gain on sale of discontinued operations									14.1	163.1	(149.0)	(91.4)%
Net income									$317.4	$545.9	$(228.5)	(41.9)%

Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired ($107.0 million), which included the consolidation of 388-390 Greenwich Street ($58.1 million), as discussed below, and the acquisition of 11 Madison Avenue ($33.9 million), an increase in occupancy at our Same-Store Properties ($33.8 million) and an increase in occupancy at two properties that were placed into service ($9.2 million). This increase was partially offset by vacating the properties that comprise the One Vanderbilt development site ($16.6 million).
In May 2014, we acquired our joint venture partner's interest in 388-390 Greenwich Street thereby assuming full ownership of this triple net lease property. As a result of this acquisition, we consolidated the results of operations of this property beginning in May 2014. Prior to May 2014, we accounted for our investments in 388-390 Greenwich Street under the equity method of accounting. In January 2016, Citigroup, Inc. exercised its option to purchase 388-390 Greenwich Street for $2.0 billion, net of any unfunded tenant concessions. The closing is scheduled for December 2017 and is subject to customary closing conditions.
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($10.8 million) at the Same-Store Properties attributable to an increase in the related real estate tax expense and properties recently acquired ($6.5 million), partially offset by vacating the properties that comprise the One Vanderbilt development site ($3.0 million).
Occupancy in our Same-Store Manhattan consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 96.5% at December 31, 2015 as compared to 94.8% at December 31, 2014. Occupancy for our Same-Store Suburban consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 80.6% at December 31, 2015 as compared to 80.1% at December 31, 2014.
The following table presents a summary of the commenced leasing activity for the year ended December 31, 2015 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,030,205
Sold Vacancies	(16,733)
Properties placed in service	721,525
Space which became available during the period(3)
• Office	761,437
• Retail	36,965
• Storage	5,582
	803,984
Total space available	2,538,981
Leased space commenced during the period:
• Office(4)	1,041,924	1,121,177	$62.52	$52.99	$73.79	6.2	10.6
• Retail	92,807	90,842	$301.00	$180.80	$195.27	2.2	12.1
• Storage	8,283	9,167	$20.26	$25.14	$2.18	1.6	9.7
Total leased space commenced	1,143,014	1,221,186	$79.94	$61.65	$82.29	5.8	10.7

Total available space at end of period	1,395,967

Early renewals
• Office	406,764	432,349	$69.08	$59.00	$18.83	1.4	6.6
• Retail	83,138	81,531	$52.13	$43.01	$—	0.1	9.6
• Storage	993	1,055	$29.20	$28.75	$—	—	3.2
Total early renewals	490,895	514,935	$66.32	$56.41	$15.81	1.2	7.1

Total commenced leases, including replaced previous vacancy
• Office		1,553,526	$64.34	$55.53	$58.50	4.8	9.5
• Retail		172,373	$183.29	$90.82	$102.91	1.2	10.9
• Storage		10,222	$21.18	$26.74	$1.96	1.5	9.0
Total commenced leases		1,736,121	$75.90	$59.30	$62.57	4.4	9.6

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	1,128,724
Sold Vacancies	(93,187)
Properties placed in service	64,510
Space which became available during the period(3)
• Office	580,216
• Retail	3,673
• Storage	3,972
	587,861
Total space available	1,687,908
Leased space commenced during the period:
• Office(5)	506,197	507,009	$32.01	$34.81	$39.03	5.7	7.6
• Retail	1,922	1,732	$81.70	$31.17	$64.72	1.8	7.8
• Storage	4,414	4,678	$14.04	$12.16	$—	0.0	4.1
Total leased space commenced	512,533	513,419	$32.02	$34.47	$38.76	5.7	7.6

Total available space at end of the period	1,175,375

Early renewals
• Office	223,752	221,098	$33.65	$33.59	$19.24	2.7	4.7
• Retail	—	—	$—	$—	$—	—	—
• Storage	125	125	$10.00	$10.00	$—	—	3.8
Total early renewals	223,877	221,223	$33.64	$33.57	$19.23	2.7	4.7

Total commenced leases, including replaced previous vacancy
• Office		728,107	$32.51	$23.39	$33.02	3.7	5.3
• Retail		1,732	$81.70	$12.66	$64.72	1.0	2.8
• Storage		4,803	$13.94	$—	$—	—	3.7
Total commenced leases		734,642	$32.50	$23.18	$32.88	3.6	5.3
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $71.15 per rentable square feet for 590,152 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $64.91 per rentable square feet for 1,022,501 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $36.34 per rentable square feet for 252,177 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $33.64 per rentable square feet for 473,275 rentable square feet.

At December 31, 2015, 3.6% and 10.8% of the office space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during 2016. Based on our estimates at December 31, 2015, the current market asking rents on these expected 2016 lease expirations at our consolidated Manhattan operating properties are 14.1% higher than the existing in-place fully escalated rents while the current market asking rents on all of our consolidated Manhattan operating properties are 16.3% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates at December 31, 2015, the current market asking rents on these expected 2016 lease expirations at our consolidated Suburban operating properties are 8.7% higher than the existing in-place fully escalated rents while the current market asking rents on all of our consolidated Suburban operating properties are 7.4% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment Income
Investment income increased primarily as a result of higher average investment balances for the year ended December 31, 2015. For the twelve months ended December 31, 2015, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.7 billion and 10.3%, respectively, compared to $1.4 billion and 10.5%, respectively, for the same period in 2014. In addition, we recognized additional income as a result of the early repayment of certain mortgage and mezzanine positions ($2.5 million) and the sale of a junior mortgage position ($1.2 million). This increase was partially offset by additional income recognized in 2014 on a mezzanine investment for which the underlying property was sold in June 2014 ($10.1 million) and a financing receivable on which we began accruing interest following the completion of the development of the underlying property ($5.3 million). As of December 31, 2015, the debt and preferred equity investments had a weighted average term to maturity of 1.7 years as compared to a weighted average term to maturity of 2.0 years as of December 31, 2014.
Other Income
Other income increased primarily as a result of lease termination income earned at our same-store properties ($20.2 million), which included 919 Third Avenue ($12.5 million), a non-recurring fee related to the settlement of a previous investment ($6.5 million), a tax benefit related to our taxable REIT subsidiary ($5.3 million), a non-recurring fee received from a current tenant ($3.5 million), and a bankruptcy settlement received from a former tenant ($2.7 million). This increase was partially offset by promote income earned in 2014 in connection with the sale of our joint venture interest in 747 Madison Avenue and 180 Broadway in 2014 ($13.6 million), incentive income received from a joint venture investment in 2014 ($7.6 million), lower contributions from Service Corporation ($8.0 million) and a one-time fee earned in connection with the restructuring of one of our debt investments in 2014 ($5.7 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at the Same-Store Properties ($28.3 million) and properties recently acquired ($14.4 million), partially offset by a decrease from vacating the properties that comprise the One Vanderbilt development site ($9.0 million). The increase in property operating expenses at the Same-Store Properties was primarily attributable to higher real estate taxes ($15.7 million), repairs and maintenance ($12.0 million) and professional fees ($2.2 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the year ended December 31, 2015 were $94.9 million, or 5.0% of total combined revenues, including our share of joint venture revenues, and 44 basis points of total combined assets, including our share of joint venture assets compared to $92.5 million, or 5.3% of total revenues including our share of joint venture revenues, and 49 basis points of total assets including our share of joint venture assets for 2014.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased primarily as a result of the acquisition of our joint venture partner's interest in May 2014 and a new mortgage at 388-390 Greenwich Street ($16.4 million), increased borrowings on the 2012 credit facility ($10.9 million), and a new mortgage related to the acquisition of 11 Madison Avenue ($12.8 million). These increases were partially offset the repayment of the mortgages at 625 Madison Avenue ($8.4 million) and 125 Park Avenue ($4.3 million) during the fourth quarter of 2014 and 711 Third ($4.8 million) during the first quarter of 2015, the capitalization of interest relating to properties under development ($4.4 million), the redemption of a preferred equity investment which secured a loan ($3.1 million) during the fourth quarter of 2014, and the repayment of 5.875% senior notes issued by ROP in August 2014 ($2.8 million) at their maturity. The weighted average consolidated debt balance outstanding increased to $9.2 billion for the year ended December 31, 2015 from $8.7 billion for the year ended December 31, 2014. The weighted average interest rate decreased to 3.78% for the year ended December 31, 2015 from 4.24% for the year ended December 31, 2014.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of accelerated depreciation expense related to vacating the properties that comprise the One Vanderbilt development site ($138.1 million), the consolidation of 388-390 Greenwich Street in 2014 ($31.2 million), and the acquisition of 11 Madison in August 2015 ($11.1 million), partially offset by the write-off of certain tenant improvements and value for in-place leases associated with a former tenant in 2014 ($3.4 million).
Equity in Net Income in Unconsolidated Joint Venture/Real Estate
Equity in net income from unconsolidated joint ventures decreased primarily as a result of lower net income contributions from 388-390 Greenwich ($7.6 million) as a result of our acquisition of our joint venture partner's interest in May 2014, the refinancing and early prepayment of 3 Columbus Circle in the first quarter of 2015 ($3.6 million), an increase in net loss recognized as a result of the acquisition of additional interests in 1745 Broadway in the fourth quarter of 2014 ($2.3 million), a decrease in the capitalization of costs for 280 Park Avenue ($1.9 million), and the disposition of 180 Broadway in September 2014 ($1.6 million). This decrease was partially offset by higher contributions from debt and preferred equity investments that were originated during 2014 and have been accounted for as equity investments ($3.3 million), the net loss recognized in 2014 from the West Coast portfolio ($2.4 million), the refinancing and early prepayment in 2014 of 100 Park Avenue ($2.0 million) and an increase in occupancy at 600 Lexington Avenue ($1.2 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the year ended December 31, 2015, we recognized a gain on sale associated with the sale of our joint venture interest at 315 West 36th Street ($16.3 million), partially offset by a loss on the sale of our joint venture interest at the Meadows ($1.6 million). During the year ended December 31, 2014 we recognized gains on the sale of a portfolio of office properties primarily in Southern California, or the "West Coast portfolio" ($85.6 million), the sale of partnership interests in 21 West 34th Street ($20.9 million), the sale of the joint venture property at 180 Broadway ($16.5 million) and the sale of condominium units at 248 Bedford Avenue, Brooklyn ($1.5 million).
Purchase Price Fair Value Adjustment
The purchase price fair value adjustment for the year ended December 31, 2015 was attributable to the acquisition of our joint venture partner's interest in 600 Lexington Avenue. The purchase price fair value adjustment for the year ended December 31, 2014 was attributable to the acquisition of our joint venture partner's interest in 388-390 Greenwich Street.
Gain on Sale of Real Estate
During the year ended December 31, 2015, we recognized a gain on sale associated with the sales of 120 West 45th Street ($58.6 million), an 80% interest in 131-137 Spring Street ($101.1 million), 570 & 574 Fifth Avenue ($24.6 million), and a loss on the sale of 885 Third Avenue ($6.6 million).
Depreciable Real Estate Reserves
During the year ended December 31, 2015, we recorded a $19.2 million charge in connection with the sale of 140-150 Grand Street.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the year ended December 31, 2014 was primarily attributable to the refinancing of the mortgage at 420 Lexington Avenue ($24.5 million) and the early repayment of the mortgage at 625 Madison Avenue ($6.9 million).
Discontinued Operations
Discontinued operations for the year ended December 31, 2015 included the gain recognized on the sale of 180 Maiden Lane ($17.0 million) and the related results of operations. Discontinued operations for the year ended December 31, 2014 included the gains recognized on the sale of 673 First Avenue ($117.6 million), 985-987 Third Avenue ($29.8 million), and 2 Herald Square ($18.8 million), and the results of operations of these properties and other properties that were held for sale or sold as of December 31, 2014.

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

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2014	2013	$ Change	% Change	2014	2013	2014	2013	2014	2013	$ Change	% Change

Rental revenue	$983.2	$955.9	$27.3	2.9%	$136.9	$42.8	$0.9	$(1.9)	$1,121.0	$996.8	$124.2	12.5%
Escalation and reimbursement	153.4	148.0	5.4	3.6%	9.6	7.2	1.4	0.8	164.4	156.0	8.4	5.4%
Investment income	—	—	—	—%	0.3	—	178.5	193.8	178.8	193.8	(15.0)	(7.7)%
Other income	5.1	5.7	(0.6)	(10.5)%	0.3	0.5	50.4	18.3	55.8	24.5	31.3	127.8%
Total revenues	1,141.7	1,109.6	32.1	2.9%	147.1	50.5	231.2	211.0	1,520.0	1,371.1	148.9	10.9%

Property operating expenses	483.0	472.3	10.7	2.3%	35.8	26.4	13.6	13.0	532.4	511.7	20.7	4.0%
Transaction related costs, net of recoveries	0.1	0.1	0.0	0.0%	4.7	3.3	3.9	0.6	8.7	4.0	4.7	117.5%
Marketing, general and administrative	—	—	—	—%	—	—	92.5	86.2	92.5	86.2	6.3	7.3%
	483.1	472.4	10.7	2.3%	40.5	29.7	110.0	99.8	633.6	601.9	31.7	5.3%

Net operating income	$658.6	$637.2	$21.4	3.4%	$106.6	$20.8	$121.2	$111.2	$886.4	$769.2	$117.2	15.2%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(339.8)	(326.7)	(13.1)	4.0%
Depreciation and amortization									(371.6)	(324.5)	(47.1)	14.5%
Equity in net income from unconsolidated joint ventures									26.5	9.9	16.6	167.7%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									123.3	3.6	119.7	3,325.0%
Purchase price fair value adjustment									67.4	(2.3)	69.7	3,030.4%
Gain on sale of investment in marketable securities									3.9	—	3.9	100.0%
Loss on early extinguishment of debt									(32.4)	(18.5)	(13.9)	75.1%
Income from continuing operation									363.7	110.7	253.0	228.5%
Net income from discontinued operations									19.1	25.7	(6.6)	(25.7)%
Gain on sale of discontinued operations									163.1	14.9	148.2	994.6%
Net income									$545.9	$151.3	$394.6	260.8%
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
Physical occupancy in our Same-Store Manhattan consolidated office portfolio, excluding leases signed but not yet commenced, increased to 94.8% at December 31, 2014 as compared to 94.2% at December 31, 2013. Occupancy for our Suburban office consolidated portfolio, excluding leases signed but not yet commenced, increased to 80.7% at December 31, 2014 as compared to 78.5% at December 31, 2013.
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

At December 31, 2014, 3.0% and 8.1% of the office space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during 2015. Based on our estimates at December 31, 2014, the current market asking rents on these expected 2015 lease expirations at our consolidated Manhattan operating properties are 15.9% higher than the existing in-place fully escalated rents while the current market asking rents on all of our consolidated Manhattan operating properties are 13.6% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates at December 31, 2014, the current market asking rents on these expected 2015 lease expirations at our consolidated Suburban operating properties are 0.5% higher than the existing in-place fully escalated rents while the current market asking rents on all of our consolidated Suburban operating properties are 3.2% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

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
Interest Expense, Net of Interest Income
Interest expense, net of interest income, increased as a result of the acquisition of our joint venture partner's interest and a new mortgage at 388-390 Greenwich Street ($27.9 million) and increased borrowings on the 2012 credit facility ($6.1 million), partially offset by an increase in capitalization of interest relating to properties under development or redevelopment ($8.1 million), decreased borrowings on our MRA ($1.8 million), the repayment of 5.875% senior notes in August 2014 ($1.7 million) and the refinancing of 220 East 42nd Street at a lower rate in October 2013 ($1.3 million). The weighted average debt balance outstanding increased from $6.8 billion for the year ended December 31, 2013 to $8.1 billion for the year ended December 31, 2014. The weighted average interest rate decreased from 4.81% for the year ended December 31, 2013 to 4.24% for the year ended December 31, 2014.
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

Reconciliation of Same-Store Operating Income to Net Operating Income
We present Same-Store net operating income, or Same-Store NOI, because we believe that this measure provides investors with useful information regarding the operating performance of properties that are comparable for the years presented. We determine Same-Store net operating income by subtracting Same-Store property operating expenses and ground rent from Same-Store rental revenues and other income. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. None of these measures is an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
For properties owned since January 1, 2014 and still owned and operated at December 31, 2015, Same-Store NOI is determined as follows (in millions):

	2015	2014	$ Change	% Change
Rental revenues	$1,185.6	$1,140.5	$45.1	4.0%
Other income	22.8	4.8	18.0	375.0%
Total revenues	1,208.4	1,145.3	63.1	5.5%
Property operating expenses	518.0	489.0	29.0	5.9%
Operating income	690.4	656.3	34.1	5.2%
Less: Non-building NOI	1.3	1.1	0.2	18.2%
Same-Store NOI	$689.1	$655.2	$33.9	5.2%

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
For properties owned since January 1, 2013 and still owned and operated at December 31, 2014, Same-Store NOI is determined as follows (in millions):

	2014	2013	$ Change	% Change
Rental revenues	$1,136.6	$1,103.9	$32.7	3.0%
Other income	5.1	5.7	(0.6)	(10.5)%
Total revenues	1,141.7	1,109.6	32.1	2.9%
Property operating expenses	483.0	472.3	10.7	2.3%
Operating income	658.7	637.3	21.4	3.4%
Less: Non-building revenue	1.0	1.7	(0.7)	(41.2)%
Same-Store NOI	$657.7	$635.6	$22.1	3.5%

Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2015 are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Property mortgages and other loans	$197,080	$935,377	$83,987	$98,726	$732,330	$4,720,578	$6,768,078
MRA and FHLB facilities	299,174	—	—	—	—	—	299,174
Corporate obligations	255,308	355,008	250,000	933,000	1,244,000	400,000	3,437,316
Joint venture debt-our share	529,646	615,085	2,195	104,687	30,298	451,544	1,733,455
Total	$1,281,208	$1,905,470	$336,182	$1,136,413	$2,006,628	$5,572,122	$12,238,023

As of December 31, 2015, we had $300.5 million of consolidated cash on hand, inclusive of $45.1 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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

Cash Flows
The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 1. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the years presented below.
Cash and cash equivalents were $255.4 million and $281.4 million at December 31, 2015 and 2014, respectively, representing a decrease of $26.0 million. The decrease was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2015	2014	Increase (Decrease)
Net cash provided by operating activities	$526,484	$490,381	$36,103
Net cash used in investing activities	$(2,265,911)	$(796,835)	$(1,469,076)
Net cash provided by financing activities	$1,713,417	$381,171	$1,332,246
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements. At December 31, 2015, our Manhattan and Suburban consolidated office portfolios were 94.1% and 80.6% occupied, respectively. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2015, when compared to the year ended December 31, 2014, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(1,613,781)
Capital expenditures and capitalized interest	(36,555)
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	(92,539)
Joint venture investments	220,298
Distributions from joint ventures	(137,542)
Proceeds from sales of real estate/partial interest in property	396,186
Debt and preferred equity and other investments	(205,143)
Increase in net cash used in investing activities	$(1,469,076)
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $369.9 million for the year ended December 31, 2014 to $406.4 million for the year ended December 31, 2015. The decrease in capital expenditures relates primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2015, when compared to the year ended December 31, 2014, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$304,690
Repayments under our debt obligations	1,151,494
Net distribution to noncontrolling interests	(132,627)
Other financing activities	27,211
Proceeds from stock options exercised and DRSPP issuance	90,642
Proceeds from issuance of common stock	(60,560)
Redemption of preferred unit	1,800
Dividends and distributions paid	(50,404)
Increase in net cash provided by financing activities	$1,332,246
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2015, 99,975,238 shares of common stock and no shares of excess stock were issued and outstanding.
As of December 31, 2015 SL Green had 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $282.5 million.
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
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. As of December 31, 2015, $288.0 million remained available for issuance of common stock under the new ATM program.
Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the year ended December 31, 2015, 2014, and 2013, respectively (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Shares of common stock issued	775,760	608	761
Dividend reinvestments/stock purchases under the DRSPP	$99,555	$64	$67
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2015, 1.1 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from $15.0 million up to $75.0 million of LTIP Units in the Operating Partnership based on the Company's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, $25.0 million of awards could be earned at any time after the beginning of the second year and an additional $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, the Company's aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 385,583 LTIP Units, 327,416 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units vested on December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder vested on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $2.7 million and $4.5 million during the years ended December 31, 2014 and 2013, respectively, related to the 2010 Long-Term Compensation Plan.

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
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded compensation expense of $4.5 million, $8.6 million and $8.0 million during the years ended December 31, 2015, 2014, and 2013, respectively, related to the 2011 Outperformance Plan.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of December 31, 2015, will be amortized into earnings through the final vesting period. We recorded compensation expense of $5.9 million and $0.2 million during the years ended December 31, 2015 and 2014, respectively, related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or the next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green's common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director’s account as additional phantom stock units.
During the year ended December 31, 2015, 9,353 phantom stock units were earned and 5,928 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.9 million during the year ended December 31, 2015 related to the Deferred Compensation Plan. As of December 31, 2015, there were 80,768 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2015, 87,273 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At December 31, 2015, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 49.8% of our combined market capitalization of $24.4 billion (based on a common stock price of $112.98 per share, the closing price of SL Green's common stock on the NYSE on December 31, 2015). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2015 and 2014, (amounts in thousands).

	December 31,
Debt Summary:	2015	2014
Balance
Fixed rate	$6,190,382	$5,098,741
Variable rate—hedged	1,041,872	1,042,045
Total fixed rate	7,232,254	6,140,786
Variable rate(1)	2,023,719	1,572,124
Variable rate—supporting variable rate assets	1,178,775	719,819
Total variable rate	3,202,494	2,291,943
Total	$10,434,748	$8,432,729
Percent of Total Debt:
Fixed rate	69.3%	72.8%
Variable rate	30.7%	27.2%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.63%	4.97%
Variable rate	1.74%	1.90%
Effective interest rate	3.78%	4.24%
____________________________________________________________________

(1)	At December 31, 2014, the variable rate balance included the mortgage at 180 Maiden Lane, which was included in liabilities related to assets held for sale.

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.43% and 0.17% at December 31, 2015 and 2014, respectively). Our consolidated debt at December 31, 2015 had a weighted average term to maturity of 5.53 years.
Certain of our debt and equity investments and other investments, with a carrying value of $1.2 billion at December 31, 2015, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of December 31, 2015, our total mortgage debt (excluding our share of joint venture mortgage debt of $1.7 billion) consisted of $5.8 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.36% and $1.2 billion of variable rate debt with an effective weighted average interest rate of 2.22%.
Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility, which increased our unsecured corporate facility by $500.0 million. The revolving credit facility was increased by $400.0 million to $1.6 billion and the term loan portion of the facility was increased by $100.0 million to $933.0 million.
In January 2015, we amended the 2012 credit facility by entering into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020.
In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million.
In March 2014, we entered into an amendment to the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019.
As of December 31, 2015, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $933.0 million term loan. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At December 31, 2015, the effective interest rate was 1.45% for the revolving credit facility and 1.67% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2015, the facility fee was 25 basis points. As of December 31, 2015, we had $73.1 million of outstanding letters of credit, $994.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $532.9 million under the 2012 credit facility.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Federal Home Loan Bank of New York Facility

During year ended December 31, 2015, the Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2015, we had $45.8 million in outstanding secured advances with a weighted average borrowing rate of 0.55%.

On January 12, 2016, the Federal Housing Finance Agency, or FHFA, adopted a final regulation on Federal Home Loan Bank, or FHLB, membership. The rule excludes captive insurance entities from FHLB membership on a going-forward basis and provides termination rules for current captive insurance members. Unless the final rule is modified, Belmont's membership will terminate on February 19, 2017.

Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. In September 30, 2015 we entered into an amendment to the MRA to extend the maturity to June 29, 2016. Further, as of December 6, 2015 we are now required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. At December 31, 2015, we had $253.4 million outstanding under this MRA included in mortgages and other loans payable on the consolidated balance sheets.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2015 and 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2015 Unpaid Principal Balance	December 31, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)(3)	$255,308	$255,296	$255,250	6.00%	6.00%	10	March 31, 2016
October 12, 2010(4)	345,000	321,130	309,069	3.00%	3.00%	7	October 15, 2017
August 5, 2011(5)	250,000	249,810	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
December 17, 2015(5)	100,000	100,000	—	4.27%	4.27%	10	December 17, 2025
March 26, 2007(6)	10,008	10,008	10,008	3.00%	3.00%	20	March 30, 2027
June 27, 2005(2)(7)	—	—	7
	$1,410,316	$1,386,244	$1,274,078
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)	The notes will be repaid at maturity.

(4)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.3416 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2016 and will remain exchangeable through March 31, 2016. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of December 31, 2015, $23.9 million remained to be amortized into the debt balance.

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

(7)	In April 2015, we redeemed the remaining outstanding debentures.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2015 and 2014, we were in compliance with all such covenants.
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
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2015 would increase our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $19.5 million and would increase our share of joint venture annual interest cost by $6.5 million. This risk is partially mitigated by our floating rate debt investments. At December 31, 2015, 68.2% of our $1.7 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $7.2 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2015 bore interest based on a spread of LIBOR plus 90 basis points to LIBOR plus 935 basis points.

Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, the 2012 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2015 are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Property mortgages and other loans	$197,080	$935,377	$83,987	$98,726	$732,330	$4,720,578	$6,768,078
Revolving credit facility	—	—	—	—	994,000	—	994,000
Unsecured term loan	—	—	—	933,000	—	—	933,000
Senior unsecured notes	255,308	355,008	250,000	—	250,000	300,000	1,410,316
Trust preferred securities	—	—	—	—	—	100,000	100,000
Capital lease	2,266	2,387	2,387	2,411	2,620	825,483	837,554
Ground leases	30,816	31,049	31,049	31,066	31,436	764,352	919,768
Estimated interest expense	377,930	332,918	279,375	227,579	175,302	608,977	2,002,081
Joint venture debt	529,646	615,085	2,195	104,687	30,298	451,544	1,733,455
Total	$1,393,046	$2,271,824	$648,993	$1,397,469	$2,215,986	$7,770,934	$15,698,252
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
Capital Expenditures
We estimate that for the year ending December 31, 2016, we expect to incur $215.4 million of recurring capital expenditures and $280.9 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $82.9 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.88 per share, we would pay $288.2 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.8 million, $3.8 million, and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. We also recorded expenses of $21.3 million, $21.5 million, and $23.4 million the years ended December 31, 2015, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2015, 2014, and 2013 respectively.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2017. The second portfolio maintains a limit of $1.5 billion per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2017. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $386.0 million per occurrence, including terrorism, for our residential properties and expires January 31, 2018. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2016 and January 31, 2017 and cover our commercial and residential assets, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
FFO for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to SL Green common stockholders	$269,132	$503,104	$101,330
Add:
Depreciation and amortization	560,887	371,610	324,461
Discontinued operations depreciation adjustments	—	5,581	16,443
Joint venture depreciation and noncontrolling interest adjustments	34,226	33,487	51,266
Net income attributable to noncontrolling interests	26,408	25,057	13,652
Less:
Gain on sale of real estate and discontinued operations	190,096	163,059	14,900
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,844	123,253	3,601
Purchase price fair value adjustment	40,078	67,446	(2,305)
Depreciable real estate reserves	(19,226)	—	(2,150)
Depreciation on non-rental real estate assets	2,036	2,047	1,509
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$661,825	$583,034	$491,597
Cash flows provided by operating activities	$526,484	$490,381	$386,203
Cash flows used in investing activities	$(2,265,911)	$(796,835)	$(628,435)
Cash flows provided by financing activities	$1,713,417	$381,171	$258,940
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2015 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments(1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2016	$402,827	4.39%	$302,984	1.95%	$591,164	11.17%
2017	1,141,214	4.29%	149,171	2.14%	631,071	9.73
2018	330,119	4.33%	3,868	2.29%	327,334	9.96
2019	100,255	4.53%	931,471	2.57%	67,015	7.45
2020	707,330	4.29%	1,269,000	3.03%	—	—
Thereafter	4,574,579	4.04%	546,000	—%	53,436	8.79
Total	$7,256,324	4.25%	$3,202,494	0.39%	$1,670,020	10.51%
Fair Value	$7,561,228		$3,165,788
____________________________________________________________________

(1)	Our debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion at December 31, 2015.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2015 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2016	$348,548	5.31%	$181,098	3.16%
2017	336,899	5.02%	278,186	2.98%
2018	2,168	5.13%	27	2.44%
2019	95,647	5.41%	9,040	4.20%
2020	135	5.69%	30,163	5.36%
Thereafter	268,003	7.77%	183,123	7.28%
Total	$1,051,400	5.84%	$681,637	4.20%
Fair Value	$1,040,461		$680,654

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2015 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap - Sold	Mortgage	LIBOR	$504,000	4.750%	May 2014	May 2016	$—
Interest Rate Cap	Mortgage	LIBOR	504,000	4.750%	May 2014	May 2016	—
Interest Rate Cap	Mortgage	LIBOR	500,000	4.750%	October 2014	May 2016	—
Interest Rate Cap - Sold	Mortgage	LIBOR	500,000	4.750%	November 2014	May 2016	—
Interest Rate Cap	Mortgage	LIBOR	446,000	4.750%	October 2014	May 2016	—
Interest Rate Swap	Mortgage	LIBOR	200,000	0.938%	October 2014	December 2017	71
Interest Rate Swap	Mortgage	LIBOR	150,000	0.940%	October 2014	December 2017	47
Interest Rate Swap	Mortgage	LIBOR	150,000	0.940%	October 2014	December 2017	47
Interest Rate Swap	Mortgage	LIBOR	144,000	2.236%	December 2012	December 2017	(3,516)
Interest Rate Swap	Mortgage	LIBOR	86,400	1.948%	December 2012	December 2017	(1,630)
Interest Rate Swap	Mortgage	LIBOR	72,000	2.310%	December 2012	December 2017	(1,862)
Interest Rate Swap	Mortgage	LIBOR	72,000	1.345%	December 2012	December 2017	(522)
Interest Rate Swap	Mortgage	LIBOR	72,000	2.310%	December 2012	December 2017	(1,859)
Interest Rate Swap	Mortgage	LIBOR	57,600	1.990%	December 2012	December 2017	(1,134)
Interest Rate Swap	Mortgage	LIBOR	30,000	2.295%	July 2010	June 2016	(241)
Interest Rate Swap	Credit facility	LIBOR	14,409	0.500%	January 2015	January 2017	36
Interest Rate Swap	Mortgage	LIBOR	8,018	0.852%	February 2015	February 2017	(12)
Interest Rate Cap	Mortgage	LIBOR	137,500	4.000%	September 2015	September 2017	3
Total Consolidated Hedges							$(10,572)
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps had no value at December 31, 2015. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented in aggregate an asset and obligation of $0.06 million and $1.21 million, respectively, at December 31, 2015.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SL Green Realty Corp.
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 26, 2016

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets
Commercial real estate properties, at cost:
Land and land interests	$4,779,159	$3,844,518
Building and improvements	10,423,739	8,778,593
Building leasehold and improvements	1,431,259	1,418,585
Properties under capital lease	47,445	27,445
	16,681,602	14,069,141
Less: accumulated depreciation	(2,060,706)	(1,905,165)
	14,620,896	12,163,976
Assets held for sale	34,981	462,430
Cash and cash equivalents	255,399	281,409
Restricted cash	233,578	149,176
Investments in marketable securities	45,138	39,429
Tenant and other receivables, net of allowance of $17,618 and $18,068 in 2015 and 2014, respectively	63,491	57,369
Related party receivables	10,650	11,735
Deferred rents receivable, net of allowance of $21,730 and $27,411 in 2015 and 2014, respectively	498,776	374,944
Debt and preferred equity investments, net of discounts and deferred origination fees of $18,759 and $19,172 in 2015 and 2014, respectively	1,670,020	1,408,804
Investments in unconsolidated joint ventures	1,203,858	1,172,020
Deferred costs, net	370,435	327,962
Other assets	850,719	647,333
Total assets	$19,857,941	$17,096,587
Liabilities
Mortgages and other loans payable	$6,992,504	$5,586,709
Revolving credit facility	994,000	385,000
Term loan and senior unsecured notes	2,319,244	2,107,078
Accrued interest payable and other liabilities	210,883	137,634
Accounts payable and accrued expenses	196,213	173,246
Deferred revenue	399,102	187,148
Capital lease obligations	41,360	20,822
Deferred land leases payable	1,783	1,215
Dividend and distributions payable	79,790	64,393
Security deposits	68,023	66,614
Liabilities related to assets held for sale	29,000	266,873
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	11,431,902	9,096,732
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	424,206	469,524
Preferred units	282,516	71,115

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2015	December 31, 2014
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2015 and 2014	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 100,063 and 97,325 issued and outstanding at December 31, 2015 and 2014, respectively (including 87 shares held in treasury at December 31, 2015)	1,001	974
Additional paid-in-capital	5,439,735	5,113,759
Treasury stock at cost	(10,000)	—
Accumulated other comprehensive loss	(8,749)	(6,980)
Retained earnings	1,643,546	1,607,689
Total SL Green stockholders' equity	7,287,465	6,937,374
Noncontrolling interests in other partnerships	431,852	521,842
Total equity	7,719,317	7,459,216
Total liabilities and equity	$19,857,941	$17,096,587

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Rental revenue, net	$1,245,981	$1,121,066	$996,782
Escalation and reimbursement	178,512	164,376	155,965
Investment income	181,128	178,815	193,843
Other income	57,208	55,721	24,475
Total revenues	1,662,829	1,519,978	1,371,065
Expenses
Operating expenses, including $20,071 in 2015, $19,308 in 2014, and $19,152 in 2013 of related party expenses	301,624	282,283	276,589
Real estate taxes	232,702	217,843	203,076
Ground rent	32,834	32,307	31,951
Interest expense, net of interest income	323,870	317,400	310,894
Amortization of deferred financing costs	27,348	22,377	15,855
Depreciation and amortization	560,887	371,610	324,461
Transaction related costs	11,430	8,707	3,985
Marketing, general and administrative	94,873	92,488	86,192
Total expenses	1,585,568	1,345,015	1,253,003
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, gain (loss) on sale of marketable securities and loss on early extinguishment of debt	77,261	174,963	118,062
Equity in net income from unconsolidated joint ventures	13,028	26,537	9,921
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,844	123,253	3,601
Purchase price fair value adjustment	40,078	67,446	(2,305)
Gain on sale of real estate, net	175,974	—	—
Depreciable real estate reserves	(19,226)	—	—
Gain (loss) on sale of investment in marketable securities	—	3,895	(65)
Loss on early extinguishment of debt	(49)	(32,365)	(18,518)
Income from continuing operations	302,910	363,729	110,696
Net income from discontinued operations	427	19,075	25,687
Gain on sale of discontinued operations	14,122	163,059	14,900
Net income	317,459	545,863	151,283
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(10,565)	(18,467)	(3,023)
Noncontrolling interests in other partnerships	(15,843)	(6,590)	(10,629)
Preferred units distributions	(6,967)	(2,750)	(2,260)
Net income attributable to SL Green	284,084	518,056	135,371
Preferred stock redemption costs	—	—	(12,160)
Perpetual preferred stock dividends	(14,952)	(14,952)	(21,881)
Net income attributable to SL Green common stockholders	$269,132	$503,104	$101,330

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Amounts attributable to SL Green common stockholders:
Income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$50,502	$143,466	$60,654
Purchase price fair value adjustment	38,563	65,059	(2,239)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,245	118,891	3,497
Net income from discontinued operations	411	18,400	24,947
Gain on sale of discontinued operations	13,588	157,288	14,471
Gain on sale of real estate	169,322	—	—
Depreciable real estate reserves	(18,499)	—	—
Net income attributable to SL Green common stockholders	$269,132	$503,104	$101,330
Basic earnings per share:
Income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$0.51	$1.50	$0.66
Purchase price fair value adjustment	0.39	0.68	(0.02)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.15	1.24	0.04
Net income from discontinued operations	—	0.19	0.27
Gain on sale of discontinued operations	0.14	1.64	0.15
Gain on sale of real estate	1.71	—	—
Depreciable real estate reserves	(0.19)	—	—
Net income attributable to SL Green common stockholders	$2.71	$5.25	$1.10
Diluted earnings per share:
Income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$0.51	$1.52	$0.66
Purchase price fair value adjustment	0.39	0.65	(0.03)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.15	1.24	0.04
Net income from discontinued operations	—	0.19	0.27
Gain on sale of discontinued operations	0.14	1.63	0.16
Gain on sale of real estate	1.70	—	—
Depreciable real estate reserves	(0.19)	—	—
Net income attributable to SL Green common stockholders	$2.70	$5.23	$1.10
Basic weighted average common shares outstanding	99,345	95,774	92,269
Diluted weighted average common shares and common share equivalents outstanding	103,734	99,696	95,266

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$317,459	$545,863	$151,283
Other comprehensive income (loss):
Change in net unrealized (loss) gain on derivative instruments, including SL Green's share of joint venture net unrealized (loss) gain on derivative instruments	(1,229)	10,643	13,490
Change in unrealized (loss) gain on marketable securities	(607)	(2,237)	1,497
Other comprehensive (loss) income	(1,836)	8,406	14,987
Comprehensive income	315,623	554,269	166,270
Net income attributable to noncontrolling interests and preferred units distributions	(33,375)	(27,807)	(15,912)
Other comprehensive income (loss) attributable to noncontrolling interests	67	(175)	(611)
Comprehensive income attributable to SL Green	$282,315	$526,287	$149,747

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
			Common Stock
	Series C Preferred Stock	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2012	$180,340	$221,965	91,250	$913	$4,490,084	$—	$(29,587)	$1,556,087	$487,301	$6,907,103
Net income								135,371	10,629	146,000
Other comprehensive income							14,376			14,376
Preferred dividends								(21,881)		(21,881)
DRSPP proceeds					67					67
Conversion of units of the Operating Partnership to common stock			239	2	17,285					17,287
Redemption of preferred stock	(180,340)							(12,160)		(192,500)
Preferred stock issuance costs		(33)								(33)
Reallocation of noncontrolling interest in the operating partnership								(45,618)		(45,618)
Deferred compensation plan and stock award, net			135	3	4,464	(6,090)		1,789		166
Amortization of deferred compensation plan					26,329					26,329
Proceeds from issuance of common stock			3,062	30	290,669					290,699
Proceeds from stock options exercised			224	2	12,902					12,904
Sale of treasury stock			83			6,090		1,030		7,120
Contributions to consolidated joint venture interests									8,164	8,164
Cash distributions to noncontrolling interests									(14,623)	(14,623)
Cash distribution declared ($1.49 per common share, none of which represented a return of capital for federal income tax purposes)								(138,684)		(138,684)
Balance at December 31, 2013	—	221,932	94,993	950	4,841,800	—	(15,211)	1,475,934	491,471	7,016,876
Net income								518,056	6,590	524,646
Other comprehensive income							8,231			8,231
Preferred dividends								(14,952)		(14,952)
DRSPP proceeds					64					64
Conversion of units of the Operating Partnership to common stock			315	3	31,650					31,653
Reallocation of noncontrolling interest in the Operating Partnership								(168,439)		(168,439)
Deferred compensation plan and stock award, net			15		(15)			(1,499)		(1,514)
Amortization of deferred compensation plan					29,749					29,749
Issuance of common stock			1,654	17	185,304					185,321
Proceeds from stock options exercised			348	4	25,207					25,211
Contributions to consolidated joint venture interests									30,800	30,800
Cash distributions to noncontrolling interests									(7,019)	(7,019)
Cash distributions declared ($2.10 per common share, none of which represented a return of capital for federal income tax purposes)								(201,411)		(201,411)
Balance at December 31, 2014	—	221,932	97,325	974	5,113,759	—	(6,980)	1,607,689	521,842	7,459,216

SL Green Realty Corp.
Consolidated Statement of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
			Common Stock
	Series C Preferred Stock	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Net income								284,084	15,843	299,927
Acquisition of subsidiary interest from noncontrolling interest					(9,566)				(11,084)	(20,650)
Other comprehensive loss							(1,769)			(1,769)
Preferred dividends								(14,952)		(14,952)
DRSPP proceeds			776	8	99,547					99,555
Conversion of units of the Operating Partnership to common stock			483	5	55,692					55,697
Reallocation of noncontrolling interest in the Operating Partnership								20,915		20,915
Reallocation of capital account relating to sale									(10,143)	(10,143)
Deferred compensation plan and stock award, net			168	2	243			(3,227)		(2,982)
Amortization of deferred compensation plan					26,721					26,721
Issuance of common stock			1,007	10	136,979	(10,000)				126,989
Proceeds from stock options exercised			217	2	16,360					16,362
Contributions to consolidated joint venture interests									35,178	35,178
Cash distributions to noncontrolling interests									(119,784)	(119,784)
Cash distributions declared ($2.52 per common share, none of which represented a return of capital for federal income tax purposes)								(250,963)		(250,963)
Balance at December 31, 2015	$—	$221,932	99,976	$1,001	$5,439,735	$(10,000)	$(8,749)	$1,643,546	$431,852	$7,719,317

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$317,459	$545,863	$151,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588,238	400,001	357,599
Equity in net income from unconsolidated joint ventures	(13,028)	(26,537)	(9,921)
Distributions of cumulative earnings from unconsolidated joint ventures	40,759	28,859	34,997
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(15,844)	(123,253)	(3,601)
Purchase price fair value adjustment	(40,078)	(71,446)	2,305
Depreciable real estate reserves	19,226	—	2,150
Gain on sale of real estate	(175,974)	—	—
Gain on sale of discontinued operations	(14,122)	(163,059)	(14,900)
Gain on sale of investments in marketable securities	—	(3,895)	—
Loss on early extinguishment of debt	49	32,365	10,963
Deferred rents receivable	(136,924)	(56,362)	(56,739)
Other non-cash adjustments	(20,671)	(28,559)	(37,843)
Changes in operating assets and liabilities:
Restricted cash—operations	11,289	861	2,037
Tenant and other receivables	(6,405)	1,978	(7,570)
Related party receivables	1,278	(3,673)	(917)
Deferred lease costs	(61,005)	(53,333)	(52,228)
Other assets	18,501	9,340	2,904
Accounts payable, accrued expenses and other liabilities and security deposits	8,634	(7,796)	(1,473)
Deferred revenue and land leases payable	5,102	9,027	7,157
Net cash provided by operating activities	526,484	490,381	386,203
Investing Activities
Acquisitions of real estate property	(2,653,311)	(1,039,530)	(594,595)
Additions to land, buildings and improvements	(406,442)	(369,887)	(196,571)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	(101,000)	(8,461)	(7,672)
Investments in unconsolidated joint ventures	(161,712)	(382,010)	(150,274)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	98,639	236,181	42,720
Proceeds from disposition of real estate/joint venture interest	1,216,785	820,599	227,615
Proceeds from sale of marketable securities	1,426	8,248	2,370
Purchases of marketable securities	(7,769)	(14,364)	(11,493)
Other investments	(15,806)	(7,448)	(43,163)
Origination of debt and preferred equity investments	(756,939)	(617,090)	(555,137)
Repayments or redemption of debt and preferred equity investments	520,218	576,927	657,765
Net cash used in investing activities	(2,265,911)	(796,835)	(628,435)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Financing Activities
Proceeds from mortgages and other loans payable	$1,849,293	$2,151,603	$1,257,172
Repayments of mortgages and other loans payable	(781,236)	(2,201,999)	(1,085,220)
Proceeds from revolving credit facility and senior unsecured notes	2,515,000	1,908,000	1,164,000
Repayments of revolving credit facility and senior unsecured notes	(1,706,007)	(1,386,588)	(1,020,215)
Payment of debt extinguishment costs	—	(50,150)	—
Proceeds from stock options exercised and DRIP issuance	115,917	25,275	12,971
Proceeds from sale of common stock	124,761	185,321	290,699
Redemption of preferred stock	(200)	(2,000)	(192,533)
Sale or purchase of treasury stock	—	—	7,120
Distributions to noncontrolling interests in other partnerships	(119,784)	(7,019)	(14,623)
Contributions from noncontrolling interests in other partnerships	12,674	30,675	8,164
Distributions to noncontrolling interests in the Operating Partnership	(9,710)	(7,849)	(4,146)
Dividends paid on common and preferred stock	(257,378)	(206,974)	(148,407)
Other obligations related to mortgage loan participations	25,000	—	—
Deferred loan costs and capitalized lease obligation	(54,913)	(57,124)	$(16,042)
Net cash provided by financing activities	1,713,417	381,171	258,940
Net (decrease) increase in cash and cash equivalents	(26,010)	74,717	16,708
Cash and cash equivalents at beginning of year	281,409	206,692	189,984
Cash and cash equivalents at end of period	$255,399	$281,409	$206,692

Supplemental cash flow disclosures:
Interest paid	$345,110	$348,230	$325,903
Income taxes paid	$3,882	$4,056	$2,666

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$243	$1,601	$164
Issuance of units in the operating partnership	30,506	56,469	24,750
Redemption of units in the operating partnership	55,697	31,653	17,287
Derivative instruments at fair value	1,816	11,230	636
Exchange of debt investment for equity in joint venture	10,151	—	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	21,578	—	—
Acquisition of subsidiary interest from noncontrolling interest	20,630	—	—
Issuance of common stock relating to the real estate acquisition	2,228	—	—
Issuance of preferred units relating to the real estate acquisition	211,601	—	—
Tenant improvements and capital expenditures payable	7,755	9,408	502
Mortgage assigned to joint venture	—	150,000	—
Fair value adjustment to noncontrolling interest in operating partnership	20,915	168,439	45,618
Assumption of mortgage loan	112,795	16,000	84,642
Investment in Joint Venture	—	88,957	—
Capital lease assets	20,000	—	9,992
Reclass of development costs from other assets to real estate	47,519	—	—
Deconsolidation of a subsidiary	27,435	112,095	—
Transfer of assets to assets held for sale	34,981	462,430	—
Transfer of liabilities related to assets held for sale	29,000	266,873	—
Transfer of financing receivable to debt investment	—	19,675	—
Deferred leasing payable	7,832	8,667	5,024
Consolidation of real estate investment	158,566	1,316,591	90,934
Removal of fully depreciated commercial real estate properties	241,910	—	—
Issuance of preferred units (Stonehenge)	—	27,565	—

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Issuance of SLG's common stock to a consolidated joint venture	10,000	—	—
Contribution to consolidated joint venture by noncontrolling interest	22,504	—	—
In December 2015, 2014 and 2013, the Company declared quarterly distributions per share of $0.72, $0.60 and $0.50, respectively. These distributions were paid in January 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
The Partners of SL Green Operating Partnership, L.P.
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the "Operating Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the SL Green Operating Partnership, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 26, 2016

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2015	December 31, 2014
Assets
Commercial real estate properties, at cost:
Land and land interests	$4,779,159	$3,844,518
Building and improvements	10,423,739	8,778,593
Building leasehold and improvements	1,431,259	1,418,585
Property under capital lease	47,445	27,445
	16,681,602	14,069,141
Less: accumulated depreciation	(2,060,706)	(1,905,165)
	14,620,896	12,163,976
Assets held for sale	34,981	462,430
Cash and cash equivalents	255,399	281,409
Restricted cash	233,578	149,176
Investments in marketable securities	45,138	39,429
Tenant and other receivables, net of allowance of $17,618 and $18,068 in 2015 and 2014, respectively	63,491	57,369
Related party receivables	10,650	11,735
Deferred rents receivable, net of allowance of $21,730 and $27,411 in 2015 and 2014, respectively	498,776	374,944
Debt and preferred equity investments, net of discounts and deferred origination fees of 18,759 and $19,172 in 2015 and 2014, respectively	1,670,020	1,408,804
Investments in unconsolidated joint ventures	1,203,858	1,172,020
Deferred costs, net	370,435	327,962
Other assets	850,719	647,333
Total assets	$19,857,941	$17,096,587
Liabilities
Mortgages and other loans payable	$6,992,504	$5,586,709
Revolving credit facility	994,000	385,000
Term loan and senior unsecured notes	2,319,244	2,107,078
Accrued interest payable and other liabilities	210,883	137,634
Accounts payable and accrued expenses	196,213	173,246
Deferred revenue	399,102	187,148
Capital lease obligations	41,360	20,822
Deferred land leases payable	1,783	1,215
Dividend and distributions payable	79,790	64,393
Security deposits	68,023	66,614
Liabilities related to assets held for sale	29,000	266,873
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	11,431,902	9,096,732
Commitments and contingencies	—	—
Limited partner interests in SLGOP (3,746 and 3,973 limited partner common units outstanding at December 31, 2015 and 2014, respectively)	424,206	469,524
Preferred units	282,516	71,115

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2015	December 31, 2014
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2015 and 2014	221,932	221,932
SL Green partners' capital (1,035 and 1,013 general partner common units and 98,941 and 96,312 limited partner common units outstanding at December 31, 2015 2014, respectively)	7,074,282	6,722,422
Accumulated other comprehensive loss	(8,749)	(6,980)
Total SLGOP partners' capital	7,287,465	6,937,374
Noncontrolling interests in other partnerships	431,852	521,842
Total capital	7,719,317	7,459,216
Total liabilities and capital	$19,857,941	$17,096,587

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Rental revenue, net	$1,245,981	$1,121,066	$996,782
Escalation and reimbursement	178,512	164,376	155,965
Investment income	181,128	178,815	193,843
Other income	57,208	55,721	24,475
Total revenues	1,662,829	1,519,978	1,371,065
Expenses
Operating expenses, including $20,071 in 2015, $19,308 in 2014, and $19,152 in 2013 of related party expenses	301,624	282,283	276,589
Real estate taxes	232,702	217,843	203,076
Ground rent	32,834	32,307	31,951
Interest expense, net of interest income	323,870	317,400	310,894
Amortization of deferred financing costs	27,348	22,377	15,855
Depreciation and amortization	560,887	371,610	324,461
Transaction related costs	11,430	8,707	3,985
Marketing, general and administrative	94,873	92,488	86,192
Total expenses	1,585,568	1,345,015	1,253,003
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, gain (loss) on sale of marketable securities and loss on early extinguishment of debt	77,261	174,963	118,062
Equity in net income from unconsolidated joint ventures	13,028	26,537	9,921
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,844	123,253	3,601
Purchase price fair value adjustment	40,078	67,446	(2,305)
Gain on sale of real estate, net	175,974	—	—
Depreciable real estate reserves	(19,226)	—	—
Gain (loss) on sale of marketable securities	—	3,895	(65)
Loss on early extinguishment of debt	(49)	(32,365)	(18,518)
Income from continuing operations	302,910	363,729	110,696
Net income from discontinued operations	427	19,075	25,687
Gain on sale of discontinued operations	14,122	163,059	14,900
Net income	317,459	545,863	151,283
Net income attributable to noncontrolling interests in other partnerships	(15,843)	(6,590)	(10,629)
Preferred unit distributions	(6,967)	(2,750)	(2,260)
Net income attributable to SLGOP	294,649	536,523	138,394
Preferred unit redemption costs	—	—	(12,160)
Perpetual preferred unit distributions	(14,952)	(14,952)	(21,881)
Net income attributable to SLGOP common unitholders	$279,697	$521,571	$104,353

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2015	2014	2013
Amounts attributable to SLGOP common unitholders:
Income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$52,478	$148,738	$62,470
Purchase price fair value adjustment	40,078	67,446	(2,305)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,844	123,253	3,601
Net income from discontinued operations	427	19,075	25,687
Gain on sale of discontinued operations	14,122	163,059	14,900
Gain on sale of real estate	175,974	—	—
Depreciable real estate reserves	(19,226)	—	—
Net income attributable to SLGOP common unitholders	$279,697	$521,571	$104,353

Basic earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.51	$1.50	$0.66
Purchase price fair value adjustment	0.39	0.68	(0.02)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.15	1.24	0.04
Net income from discontinued operations	—	0.19	0.27
Gain on sale of discontinued operations	0.14	1.64	0.15
Gain on sale of real estate	1.71	—	—
Depreciable real estate reserves	(0.19)	—	—
Net income attributable to SLGOP common unitholders	$2.71	$5.25	$1.10
Diluted earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.51	$1.52	$0.66
Purchase price fair value adjustment	0.39	0.65	(0.03)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.15	1.24	0.04
Net income from discontinued operations	—	0.19	0.27
Gain on sale of discontinued operations	0.14	1.63	0.16
Gain on sale of real estate	1.70	—	—
Depreciable real estate reserves	(0.19)	—	—
Net income attributable to SLGOP common unitholders	$2.70	$5.23	$1.10
Basic weighted average common units outstanding	103,244	99,288	95,004
Diluted weighted average common units and common unit equivalents outstanding	103,734	99,696	95,266

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$317,459	$545,863	$151,283
Other comprehensive income (loss):
Change in net unrealized (loss) gain on derivative instruments, including SLGOP's share of joint venture net unrealized (loss) gain on derivative instruments	(1,229)	10,643	13,490
Change in unrealized (loss) gain on marketable securities	(607)	(2,237)	1,497
Other comprehensive (loss) income	(1,836)	8,406	14,987
Comprehensive income	315,623	554,269	166,270
Net income attributable to noncontrolling interests	(15,843)	(6,590)	(10,629)
Other comprehensive income (loss) attributable noncontrolling interests	67	(175)	(611)
Comprehensive income attributable to SLGOP	$299,847	$547,504	$155,030

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(in thousands, except per unit data)

		SL Green Operating Partnership Unitholders
			Partners' Interest
	Series C Preferred Units	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2012	$180,340	$221,965	91,250	$6,047,084	$(29,587)	$487,301	$6,907,103
Net income				135,371		10,629	146,000
Other comprehensive income					14,376		14,376
Preferred distributions				(21,881)			(21,881)
Conversion of common units			239	17,287			17,287
DRSPP proceeds				67			67
Redemption of preferred units	(180,340)			(12,160)			(192,500)
Reallocation of noncontrolling interests in the operating partnership				(45,618)			(45,618)
Preferred units issuance costs		(33)					(33)
Deferred compensation plan and stock award, net			135	166			166
Amortization of deferred compensation plan				26,329			26,329
Contributions to consolidated joint venture interests						8,164	8,164
Contributions—net proceeds from common stock offering			3,062	290,699			290,699
Contributions-treasury shares			83	7,120			7,120
Contributions—proceeds from stock options exercised			224	12,904			12,904
Distributions to noncontrolling interests						(14,623)	(14,623)
Cash distribution declared ($1.49 per common unit, none of which represented a return of capital for federal income tax purposes)				(138,684)			(138,684)
Balance at December 31, 2013	—	221,932	94,993	6,318,684	(15,211)	491,471	7,016,876
Net income				518,056		6,590	524,646
Other comprehensive income					8,231		8,231
Preferred distributions				(14,952)			(14,952)
Conversion of common units			315	31,653			31,653
DRSPP proceeds				64			64
Reallocation of noncontrolling interests in the operating partnership				(168,439)			(168,439)
Deferred compensation plan and stock award, net			15	(1,514)			(1,514)
Amortization of deferred compensation plan				29,749			29,749
Contribution to consolidated joint venture interests						30,800	30,800
Contributions - net proceeds from common stock offering			1,654	185,321			185,321
Contributions - proceeds from stock options exercised			348	25,211			25,211
Cash distributions to noncontrolling interests						(7,019)	(7,019)
Cash distribution declared ($2.10 per common unit, none of which represented a return of capital for federal income tax purposes)				(201,411)			(201,411)
Balance at December 31, 2014	—	221,932	97,325	6,722,422	(6,980)	521,842	7,459,216
Net income				284,084		15,843	299,927
Acquisition of subsidiary interest from noncontrolling interest				(9,566)		(11,084)	(20,650)
Other comprehensive (loss)					(1,769)		(1,769)
Preferred distributions				(14,952)			(14,952)
Conversion of common units			483	55,697			55,697
DRSPP proceeds			776	99,555			99,555
Reallocation of capital account relating to sale						(10,143)	(10,143)
Reallocation of noncontrolling interests in the operating partnership				20,915			20,915
Deferred compensation plan and stock award, net			168	(2,982)			(2,982)
Amortization of deferred compensation plan				26,721			26,721
Contribution to consolidated joint venture interests						35,178	35,178
Contributions - net proceeds from common stock offering			1,007	126,989			126,989
Contributions - proceeds from stock options exercised			217	16,362			16,362
Cash distributions to noncontrolling interests						(119,784)	(119,784)

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(in thousands, except per unit data)

		SL Green Operating Partnership Unitholders
			Partners' Interest
	Series C Preferred Units	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Cash distributions declared ($2.52 per common unit, none of which represented a return of capital for federal income tax purposes)				(250,963)			(250,963)
Balance at December 31, 2015	$—	$221,932	99,976	$7,074,282	$(8,749)	$431,852	$7,719,317

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$317,459	$545,863	151,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588,238	400,001	357,599
Equity in net income from unconsolidated joint ventures	(13,028)	(26,537)	(9,921)
Distributions of cumulative earnings from unconsolidated joint ventures	40,759	28,859	34,997
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(15,844)	(123,253)	(3,601)
Purchase price fair value adjustment	(40,078)	(71,446)	2,305
Depreciable real estate reserves	19,226	—	2,150
Gain on sale of real estate	(175,974)	—	—
Gain on sale of discontinued operations	(14,122)	(163,059)	(14,900)
Gain on sale of investment in marketable securities	—	(3,895)	—
Loss on early extinguishment of debt	49	32,365	10,963
Deferred rents receivable	(136,924)	(56,362)	(56,739)
Other non-cash adjustments	(20,671)	(28,559)	(37,843)
Changes in operating assets and liabilities:
Restricted cash—operations	11,289	861	2,037
Tenant and other receivables	(6,405)	1,978	(7,570)
Related party receivables	1,278	(3,673)	(917)
Deferred lease costs	(61,005)	(53,333)	(52,228)
Other assets	18,501	9,340	2,904
Accounts payable, accrued expenses and other liabilities and security deposits	8,634	(7,796)	(1,473)
Deferred revenue and land leases payable	5,102	9,027	7,157
Net cash provided by operating activities	526,484	490,381	386,203
Investing Activities
Acquisitions of real estate property	(2,653,311)	(1,039,530)	(594,595)
Additions to land, buildings and improvements	(406,442)	(369,887)	(196,571)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	(101,000)	(8,461)	(7,672)
Investments in unconsolidated joint ventures	(161,712)	(382,010)	(150,274)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	98,639	236,181	42,720
Net proceeds from disposition of real estate/joint venture interest	1,216,785	820,599	227,615
Proceeds from sale of marketable securities	1,426	8,248	2,370
Purchases of marketable securities	(7,769)	(14,364)	(11,493)
Other investments	(15,806)	(7,448)	(43,163)
Origination of debt and preferred equity investments	(756,939)	(617,090)	(555,137)
Repayments or redemption of debt and preferred equity investments	520,218	576,927	657,765
Net cash used in investing activities	(2,265,911)	(796,835)	(628,435)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Financing Activities
Proceeds from mortgages and other loans payable	$1,849,293	$2,151,603	$1,257,172
Repayments of mortgages and other loans payable	(781,236)	(2,201,999)	(1,085,220)
Proceeds from revolving credit facility, term loan and senior unsecured notes	2,515,000	1,908,000	1,164,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(1,706,007)	(1,386,588)	(1,020,215)
Payments of debt extinguishment costs	—	(50,150)	—
Proceeds from stock options exercised and DRIP issuance	115,917	25,275	12,971
Net proceeds from sale of common stock	124,761	185,321	290,699
Redemption of preferred units	(200)	(2,000)	(192,533)
Purchases of treasury stock	—	—	7,120
Distributions to noncontrolling interests in other partnerships	(119,784)	(7,019)	(14,623)
Contributions from noncontrolling interests in other partnerships	12,674	30,675	8,164
Distributions paid on common and preferred units	(267,088)	(214,823)	(152,553)
Other obligations related to mortgage loan participations	25,000	—	—
Deferred loan costs and capitalized lease obligation	(54,913)	(57,124)	(16,042)
Net cash provided by financing activities	1,713,417	381,171	258,940
Net (decrease) increase in cash and cash equivalents	(26,010)	74,717	16,708
Cash and cash equivalents at beginning of year	281,409	206,692	189,984
Cash and cash equivalents at end of period	$255,399	$281,409	$206,692

Supplemental cash flow disclosures:
Interest paid	$345,110	$348,230	$325,903
Income taxes paid	$3,882	$4,056	$2,666

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$243	$1,601	$164
Issuance of units in the operating partnership	30,506	56,469	24,750
Redemption of units in the operating partnership	55,697	31,653	17,287
Derivative instruments at fair value	1,816	11,230	636
Exchange of debt investment for equity in joint venture	10,151	—	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	21,578	—	—
Acquisition of subsidiary interest from noncontrolling interest	20,630	—	—
Issuance of common stock relating to the real estate acquisition	2,228	—	—
Issuance of preferred units relating to the real estate acquisition	211,601	—	—
Tenant improvements and capital expenditures payable	7,755	9,408	502
Mortgage assigned to joint venture	—	150,000	—
Fair value adjustment to noncontrolling interest in the operating partnership	20,915	168,439	45,618
Assumption of mortgage loan	112,795	16,000	84,642
Investment in Joint Venture	—	88,957	—
Capital lease assets	20,000	—	9,992
Reclass of development costs from other assets to real estate	47,519	—	—
Deconsolidation of a subsidiary	27,435	112,095	—
Transfer of assets to assets held for sale	34,981	462,430	—
Transfer of liabilities related to assets held for sale	29,000	266,873	—
Transfer of financing receivable to debt investment	—	19,675	—
Deferred leasing payable	7,832	8,667	5,024
Consolidation of real estate investment	158,566	1,316,591	90,934
Removal of fully depreciated commercial real estate properties	241,910	—	—
Issuance of preferred units (Stonehenge)	—	27,565	—

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Issuance of SLG's common stock to a consolidated joint venture	10,000	—	—
Contribution to consolidated joint venture by noncontrolling interest	22,504	—	—

In December 2015, 2014 and 2013, SLGOP declared quarterly distributions per common unit of $0.72, $0.60 and $0.50, respectively. These distributions were paid in January 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2015, noncontrolling investors held, in the aggregate, a 3.61% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of December 31, 2015, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	27		21,003,606	5	3,024,981	32	24,028,587	94.2%
	Retail	9	(2)	408,993	9	347,970	18	756,963	89.1%
	Development/Redevelopment	3		42,635	4	1,952,782	7	1,995,417	59.0%
	Fee Interest	2		783,530	—	—	2	783,530	100.0%
		41		22,238,764	18	5,325,733	59	27,564,497	91.7%
Suburban	Office	26		4,235,300	3	705,641	29	4,940,941	79.0%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		28		4,288,300	4	705,641	32	4,993,941	79.2%
Total commercial properties		69		26,527,064	22	6,031,374	91	32,558,438	89.8%
Residential:
Manhattan	Residential	4	(2)	762,587	17	2,193,424	21	2,956,011	94.2%
Suburban	Residential	1	(3)	66,611	—	—	1	66,611	94.4%
Total residential properties		5		829,198	17	2,193,424	22	3,022,622	94.2%
Total portfolio		74		27,356,262	39	8,224,798	113	35,581,060	90.1%
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

(2)
As of December 31, 2015, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	This property was held for sale as of December 31, 2015. In February 2016, the property was sold.
As of December 31, 2015, we also managed an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $1.7 billion.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of December 31, 2015 and 2014 are $200.7 million and $198.4 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of December 31, 2015 and 2014 are $104.5 million and $106.5 million, respectively, related to our consolidated VIEs. As of December 31, 2015, assets held for sale and liabilities related to assets held for sale on the consolidated balance sheets did not include amounts related to consolidated VIEs. As of December 31, 2014, assets held for sale and liabilities related to assets held for sale on the consolidated balance sheets included $445.0 million of commercial real estate and $253.9 million of mortgage related to the consolidated VIEs.
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
We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements typically contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
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
December 31, 2015

replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
A property to be disposed of is reported at the lower of its carrying value or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded. The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 248-252 Bedford Avenue as held for sale as of December 31, 2015, 570 & 574 Fifth Avenue and 140-150 Grand Street in White Plains, New York as held for sale as of September 30, 2015, and 131-137 Spring Street and 120 West 45th Street as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold or held for sale prior to January 1, 2015. This included 180 Maiden Lane, which was held for sale at December 31, 2014 and sold in January 2015, and 2 Herald Square, 985-987 Third Avenue and 673 First Avenue, which were sold during 2014.
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
Depreciation expense (including amortization of the capital lease asset) amounted to $523.8 million, $338.8 million and $296.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in 2015 is $131.8 million of accelerated depreciation expense related to vacating the properties that comprise the One Vanderbilt development site.
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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. Except as discussed below, we do not believe that there were any indicators of impairment at any of our consolidated properties at December 31, 2015.
During the three months ended September 30, 2015, we recorded a $19.2 million charge in connection with the sale of two of our properties, which closed in the fourth quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statements of operations. Prior to the quarter ended September 30, 2015, we do not believe that there were any indicators of impairment at these two properties. See Note 4, "Properties Held for Sale and Property Dispositions."
During the fourth quarter of 2015, we entered into an agreement to sell 885 Third Avenue and recorded a $6.6 million charge which was included in gain on sale of real estate, net in the consolidated statement of operations.  As of December 31, 2015, 885 Third Avenue was not reclassified as held for sale as a result of not meeting the criteria in ASC 360-10, Property, Plant and Equipment - Impairment and Disposal of Long-Lived Assets.   In February 2016, we closed on the sale of this property but do not anticipate meeting the criteria for the full accrual method in ASC 360-20, Property, Plant and Equipment - Real Estate Sales and as a result the property will remain on our consolidated balance sheet until the criteria is met.
We incur a variety of costs in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
Results of operations of properties acquired are included in the consolidated statements of operations from the date of acquisition.
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense transaction costs related to the acquisition of certain assets as incurred, which are included in transaction related costs on our consolidated statements of operations.
When we acquire our partner's equity interest in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment's purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of operations. In December 2015, we recognized a purchase price fair value adjustment of $40.1 million in connection with the consolidation of 600 Lexington Avenue. In May 2014, we recognized a purchase price fair value adjustment of $71.4 million in connection with the consolidation of 388-390 Greenwich Street. These acquisitions were previously accounted for as investments in unconsolidated joint ventures.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2015, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 7.0 years, 20.1 years, and 21.7 years, respectively.
We recognized $38.7 million, $23.3 million, and $18.8 million of rental revenue for the years ended December 31, 2015, 2014, and 2013 respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. The increase in rental revenue for the years ended December 31, 2013 is net of $6.8 million resulting from the write-off of balances associated with a former tenant. Excluding this non-recurring charge, we recognized an increase of $25.6 million in rental revenue for the year ended December 31, 2013 for the amortization of aggregate below-market leases in excess of above-market leases and reductions in lease origination costs.We recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $2.3 million, $5.0 million, and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2015 and 2014 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

	December 31,
	2015	2014
Identified intangible assets (included in other assets):
Gross amount	$939,518	$664,297
Accumulated amortization	(403,747)	(383,236)
Net(1)	$535,771	$281,061
Identified intangible liabilities (included in deferred revenue):
Gross amount	$866,561	$655,755
Accumulated amortization	(486,928)	(483,948)
Net(1)	$379,633	$171,807
____________________________________________________________________

(1)
As of December 31, 2015, $0.2 million and $0.1 million of net intangible assets and net intangible liabilities, respectively, were reclassified to assets held for sale and liabilities related to assets held for sale.

The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2016	$4,002
2017	2,129
2018	439
2019	(376)
2020	(595)
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2016	$9,931
2017	8,507
2018	7,207
2019	6,706
2020	6,453
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Fair Value Measurements
See Note 17, "Fair Value Measurements."
Investment in Marketable Securities
We designate a security as held-to-maturity, available-for-sale, or trading at acquisition. As of December 31, 2015, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At December 31, 2015 and 2014, we held the following marketable securities (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

	December 31,
	2015	2014
Equity marketable securities	$4,704	$4,332
Mortgage-backed securities	40,434	35,097
Total marketable securities available-for-sale	$45,138	$39,429
The cost basis of the commercial mortgage-backed securities was $38.7 million and $32.4 million at December 31, 2015 and 2014, respectively. These securities mature at various times through 2049.
During the year ended December 31, 2014, we disposed of marketable securities for aggregate net proceeds of $4.4 million and realized gains of $3.9 million, which is included in gain on sale of investment in marketable securities on the consolidated statements of operations. We did not sell any of our marketable securities during the year ended December 31, 2015.
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $18.4 million, which we guarantee at one joint venture, and performance guarantees under master leases at two other joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2015.
We may originate loans for real estate acquisition, development and construction, where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with our loan accounting for our debt and preferred equity investments.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2015, 2014 and 2013, $15.4 million, $15.1 million and $12.4 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
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
December 31, 2015

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
We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and provided that we have no substantial economic involvement with the buyer.
Interest income on debt and preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as an adjustment to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cashflows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.
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
December 31, 2015

investment becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received.
We may syndicate a portion of the loans that we originate or sell the loans individually. When a transaction meets the criteria for sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statement of income. Any fees received at the time of sale or syndication are recognized as part of investment income.
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
Reserve for Possible Credit Losses
The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered include geographic trends, product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish a provision for possible credit loss on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during years ended December 31, 2015, 2014, and 2013.
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
Exchangeable Debt Instruments
The initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, are bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the accounting guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer's conventional debt borrowing rate at the date of issuance. We calculate the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at our comparable market conventional debt borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

the contractual maturity date using the effective interest method. A portion of this additional interest expense may be capitalized to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on our consolidated balance sheets. We calculate the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.
Income Taxes
SL Green is taxed as a REIT under Section 856(c) of the Code. As a REIT, SL Green generally is not subject to Federal income tax. To maintain its qualification as a REIT, SL Green must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If SL Green fails to qualify as a REIT in any taxable year, SL Green will be subject to Federal income tax on SL Green's taxable income at regular corporate rates. SL Green may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on SL Green's undistributed taxable income.
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
During the years ended December 31, 2015, 2014 and 2013, we recorded Federal, state and local tax provisions of $3.1 million, $7.8 million and $4.4 million, respectively.
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
December 31, 2015

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
December 31, 2015

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than three tenants, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at December 31, 2015. For the year ended December 31, 2015, 10.2%, 9.4%, 7.8%, 7.5%, 7.5%, 6.4%, and 5.7% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 388 and 390 Greenwich Street, 919 Third Avenue, 1185 Avenue of the Americas, 11 Madison Avenue, 420 Lexington Avenue, and One Madison Avenue, respectively. Annualized cash rent for all other consolidated properties was below 5.0%.
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
As of December 31, 2015, 72.3% of our work force is covered by six collective bargaining agreements and 79.2% of our work force, which services substantially all of our properties, is covered by a collective bargaining agreement, which expires in December 2019. See Note 20, "Benefits Plans."
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily to eliminate discontinued operations from income from continuing operations.
Repurchased shares are subject to state corporate laws that establish the legal status of redeemed shares and prevent them from being reported as treasury shares within the consolidated financial statements. The Company previously classified shares repurchased, under a stock repurchase plan approved by the Company's board of directors in 2007, which expired in 2008, as common shares in treasury. Additionally, the Company previously classified the tendering of shares to satisfy tax withholding requirements for RSUs granted to employees from 2010 through 2015. The aforementioned shares should have been classified as reductions of common shares, additional paid-in capital and retained earnings. The accompanying consolidated balance sheet of the Company as of December 31, 2014 and the related statements of equity for the years ended December 31, 2014, 2013, and 2012 have been revised to correct the misclassification as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

	As Previously Reported	As Adjusted
Consolidated balance sheet and consolidated statement of equity as of December 31, 2014:
Common shares	$1,010	$974
Additional paid-in capital	5,289,479	5,113,759
Treasury shares	(320,471)	—
Retained earnings	1,752,404	1,607,689

Consolidated statement of equity as of December 31, 2013:
Common shares	$986	$950
Additional paid-in capital	5,015,904	4,841,800
Treasury shares	(317,356)	—
Retained earnings	1,619,150	1,475,934

Consolidated statement of equity as of December 31, 2012:
Common shares	$950	$913
Additional paid-in capital	4,667,900	4,490,084
Treasury shares	(322,858)	—
Retained earnings	1,701,092	1,556,087
The reclassification of repurchased shares has no impact on the previously reported consolidated statements of operations, comprehensive income, and cash flows and was not material to the consolidated balance sheets.
The Operating Partnership previously classified the limited partners' interest in partners' capital at original cost. The limited partner's interest should have been classified as mezzanine equity at fair value (based on the redemption value of the OP unit) consistent with the presentation at SL Green, as the redemption right of the units as either cash or stock are at the general partners' election, however registered shares must be provided. This revision results in (1) a reclassification between permanent and mezzanine equity in the Operating Partnership's balance sheet and (2) an adjustment to record the limited partners' interest at fair value (redemption value) with a corresponding change to the general partners' equity in the limited partnership. The accompanying consolidated balance sheet of the Operating Partnership as of December 31, 2014 and the related statements of capital have been revised to correct the misclassification as follows (amounts in thousands):

	As Previously Reported	As Adjusted
Consolidated balance sheet as of December 31, 2014:
Mezzanine equity
Limited partner interests in SLGOP	$—	$469,524
Capital
SL Green partner's capital	7,078,924	6,722,422
Limited partner interests in SLGOP	113,298	—

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

	Partners' Interest
	Common Units	Common Unitholders
Balance at December 31, 2012 - as previously reported	91,250	$6,189,529
Cumulative Adjustment to carry limited partner interests in mezzanine equity at fair value	—	(142,445)
Balance at December 31, 2012 - as adjusted	91,250	$6,047,084

Balance at December 31, 2013 - as previously reported	94,993	$6,506,747
Cumulative Adjustment to carry limited partner interests in mezzanine equity at fair value	—	(188,063)
Balance at December 31, 2013 - as adjusted	94,993	$6,318,684

Balance at December 31, 2014 - as previously reported	97,325	$7,078,924
Cumulative Adjustment to carry limited partner interests in mezzanine equity at fair value	—	(356,502)
Balance at December 31, 2014 - as adjusted	97,325	$6,722,422
The reclassification of limited interests has no impact on the previously reported consolidated statements of operations, comprehensive income, and cash flows and was not material to the consolidated balance sheet.
Accounting Standards Updates
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In September 2015, the Financial Accounting Standards Board, or FASB, issued final guidance to simplify the measurement-period adjustments in business combinations (Accounting Standards Update, or ASU, No. 2015-16). The guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previously periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. The Company adopted the guidance during the third quarter of 2015.
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU No. 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. Upon adoption, an entity must apply the new guidance retrospectively for all prior periods presented in the financial statements. The Company expects to adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued new guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU No. 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. The Company adopted the guidance effective January 1, 2016 and the guidance does not have a material impact on our consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

In June 2014, the FASB issued final guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement and also eliminates existing guidance for repurchase financings (ASU No. 2014-11). New disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance was effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning after March 15, 2015. Early adoption of this guidance is prohibited. The Company adopted the standard beginning in the first quarter of 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements. The Company has adopted the presentation and disclosures related to transactions accounted for as secured borrowings during the second quarter of 2015.
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
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations (ASU No. 2014-08). The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance was effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of this guidance was permitted. The Company adopted the standard beginning in the first quarter of 2015. The adoption of this guidance changed the presentation of discontinued operations for all properties held for sale and/or disposed of subsequent to January 1, 2015.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

3. Property Acquisitions
2015 Acquisitions
During the year ended December 31, 2015, the properties listed below were acquired from third parties. The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	600 Lexington Avenue (1)(2)	187 Broadway and 5 & 7 Dey Street (1)(3)	11 Madison Avenue (1)(4)	110 Greene Street (1)(5)	Upper East Side Residential(1)(6)	1640 Flatbush Avenue(1)
Acquisition Date	December 2015	August 2015	August 2015	July 2015	June 2015	March 2015
Ownership Type	Fee Interest	Fee Interest	Fee Interest	Fee Interest	Fee Interest	Fee Interest
Property Type	Office	Residential/Retail	Office	Office	Residential/Retail	Retail

Purchase Price Allocation:
Land	$97,044	$22,101	$849,926	$89,250	$17,500	$6,120
Building and building leasehold	180,224	41,045	1,579,118	165,750	32,500	680
Above-market lease value	—	—	—	—	—	—
Acquired in-place leases	—	—	—	—	—	—
Other assets, net of other liabilities	—	—	—	—	—	—
Assets acquired	277,268	63,146	2,429,044	255,000	50,000	6,800
Mark-to-market assumed debt	—	—	—	—	—	—
Below-market lease value	—	—	—	—	—	—
Derivatives	—	—	—	—	—	—
Liabilities assumed	—	—	—	—	—	—
Purchase price	$277,268	$63,146	$2,429,044	$255,000	$50,000	$6,800
Net consideration funded by us at closing, excluding consideration financed by debt	$79,085	$63,146	$2,429,044	$255,000	$50,000	$6,800
Equity and/or debt investment held	$54,575	$—	$—	$—	$—	$—
Debt assumed	$112,795	$—	$—	$—	$—	$—
____________________________________________________________________

(1)	We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place leases.

(2)
In December 2015, we acquired Canada Pension Plan Investment Board's 45% interest in this property, thereby consolidating full ownership of the property. The transaction valued the consolidated interests at $277.3 million. We recognized a purchase price fair value adjustment of $40.1 million upon closing of this transaction. This property, which we initially acquired in May 2010, was previously accounted for as an investment in unconsolidated joint ventures.

(3)
We acquired this property for consideration that included the issuance of $10.0 million and $26.9 million aggregate liquidation preferences of Series R and S Preferred Units, respectively, of limited partnership interest of the Operating Partnership and cash.

(4)	In August 2015, we acquired this property from a partnership of the Sapir Organization and CIM Group, with whom we have no other relationship.

(5)
We acquired a 90.0% controlling interest in this property for consideration that included the issuance of $5.0 million and $6.7 million aggregate liquidation preferences of Series P and Q Preferred Units, respectively, of limited partnership interest of the Operating Partnership and cash.

(6)
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

2014 Acquisitions
During the year ended December 31, 2015, we finalized the purchase price allocations based on third party appraisal and additional facts and circumstances that existed at the acquisition dates for the following 2014 acquisitions (in thousands):

	102 Greene Street(1)	635 Madison Avenue(1)	719 Seventh Avenue(1)(2)	115 Spring Street(1)	388-390 Greenwich Street(1)(3)
Acquisition Date	October 2014	September 2014	July 2014	July 2014	May 2014
Ownership Type	Fee Interest	Fee Interest	Fee Interest	Fee Interest	Fee Interest
Property Type	Retail	Land	Development	Retail	Office

Purchase Price Allocation:
Land	$8,215	$205,632	$41,850	$11,078	$516,292
Building and building leasehold	26,717	15,805	—	44,799	964,434
Above-market lease value	—	—	—	—	—
Acquired in-place leases	1,015	17,345	—	2,037	302,430
Other assets, net of other liabilities	3	—	—	—	6,495
Assets acquired	35,950	238,782	41,850	57,914	1,789,651
Mark-to-market assumed debt	—	—	—	—	—
Below-market lease value	3,701	85,036	—	4,789	186,782
Derivatives	—	—	—	—	18,001
Liabilities assumed	3,701	85,036	—	4,789	204,783
Purchase price	$32,249	$153,746	$41,850	$53,125	$1,584,868
Net consideration funded by us at closing, excluding consideration financed by debt	$32,249	$153,746	$41,850	$53,125	$208,614
Equity and/or debt investment held	$—	$—	$—	$—	$148,025
Debt assumed	$—	$—	$—	$—	$1,162,379
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $11.3 million and $21.0 million to land and building, respectively, at 102 Greene Street, $153.7 million to land at 635 Madison Avenue, $14.4 million and $26.7 million to land and building, respectively, at 719 Seventh Avenue, $15.9 million and $37.2 million to land and building, respectively, at 115 Spring Street and $558.7 million and $1.0 billion to land and building, respectively, at 388-390 Greenwich. The impact to our consolidated statements of operations for the twelve months ended December 31, 2015 was $7.6 million in rental revenue for the amortization of aggregate below-market leases and $10.3 million of depreciation expense.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

2013 Acquisitions
During the year ended December 31, 2013, the properties listed below were acquired from third parties. The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

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
____________________________________________________________________

(1)
During the year ended December 31, 2014, we finalized the purchase price allocation based on a third party appraisal and additional facts and circumstances that existed at the acquisition dates. These adjustments did not have a material impact to our consolidated statements of operations for the year ended December 31, 2014.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

For business combinations achieved in stages, the acquisition-date fair value of our equity interest in a property immediately before the acquisition date is determined based on estimated cash flow projections that utilize available market information and discount and capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquisition-date fair value of the equity interest in 600 Lexington Avenue and 388-390 Greenwich Street, which were acquired in 2015 and 2014, respectively, immediately before the acquisition date as well as the purchase price fair value, as determined in accordance with the methodology set out in the prior sentence, are as follows (in thousands):

	600 Lexington Avenue	388-390 Greenwich Street
Contract purchase price	$284,000	$1,585,000
Net consideration funded by us at closing, excluding consideration financed by debt	(79,085)	(208,614)
Debt assumed	(112,795)	(1,162,379)
Fair value of retained equity interest	92,120	214,007
Equity and/or debt investment held	(54,575)	(148,025)
Other(1)	2,533	5,464
Purchase price fair value adjustment	$40,078	$71,446
___________________________________________________________________

(1)	Includes the acceleration of a deferred leasing commission from the joint venture to the Company.
Pro Forma Unaudited
The following table summarizes, on an unaudited pro forma basis, the results of operations of 11 Madison Avenue, which are included in the consolidated results of operations for years ended December 31, 2015 and 2014 as though the acquisition of 11 Madison Avenue was completed on January 1, 2014. The supplemental pro forma data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Year Ended December 31,
(in thousands, except per share/unit amounts)	2015		2014
Actual revenues since acquisition	$29,865
Actual net income since acquisition	159
Pro forma revenues	1,657,937		1,540,525
Pro forma income from continuing operations	102,440	—	376,710
Pro forma basic earnings per share	$0.76		$7.00
Pro forma diluted earnings per share	$0.75		$6.92
Pro forma basic earnings per unit	$0.76		$7.00
Pro forma diluted earnings per unit	$0.75		$6.92
______________________________________________________________________

(1)
The pro forma income from continuing operations for the years ended December 31, 2015 and 2014 includes the effect of the incremental borrowings, including a $1.4 billion, 10-year, interest only, fixed rate mortgage financing carrying a per annum stated interest rate of 3.838% to complete the acquisition and the preliminary allocation of purchase price. In addition, the pro forma net income for the year ended December 31, 2014 was adjusted to include the sale of real estate assets for properties that have closed either subsequent to December 31, 2015 or we are currently under contract to sell in connection with 11 Madison Avenue, as if the sales were completed on January 1, 2014. The pro forma net income for the year ended December 31, 2015 excludes these sales.

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

During the year ended December 31, 2015, we entered into an agreement to sell our 90% interest in the unconsolidated joint venture at 248-252 Bedford Avenue in Brooklyn, New York for a total gross asset valuation of $55.0 million.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2015, 2014, and 2013:

Property	Disposition Date	Property Type	Approximate Usable Square Feet	Sales Price(1) (in millions)	Gain (Loss) on Sale(2) (in millions)
140-150 Grand Street (3)	December 2015	Office/Development	215,100	$32.0	$(20.1)
570 & 574 Fifth Avenue	December 2015	Development	24,327	125.4	24.6
120 West 45th Street	September 2015	Office	440,000	365.0	58.6
131-137 Spring Street (4)	August 2015	Office	68,342	277.8	101.1
180 Maiden Lane	January 2015	Office	1,090,000	470.0	17.0
2 Herald Square	November 2014	Land	354,400	365.0	18.8
985-987 Third Avenue	July 2014	Development	13,678	68.7	29.8
673 First Avenue	May 2014	Office	422,000	145.0	117.6
300 Main Street	September 2013	Office	130,000	13.5	(2.2)
333 West 34th Street	August 2013	Office	345,400	220.3	13.8
44 West 55th Street	February 2013	Retail	8,557	6.3	1.1
____________________________________________________________________

(1)	Sales price represents the actual sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 570 & 574 Fifth Avenue, 120 West 45th Street, 131-137 Spring Street, 180 Maiden Lane, 2 Herald Square, 985-987 Third Avenue, 673 First Avenue and 333 West 34th Street are net of $4.0 million, $2.0 million, $4.1 million, $0.8 million, $2.5 million, $1.3 million, $3.4 million and $3.0 million in employee compensation awards accrued in connection with the realization of these investment gains as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)
Gain/(loss) on sale includes a $19.2 million charge that was recorded during the third quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statement of operations.

(4)
We sold an 80% interest in 131-137 Spring Street and have subsequently accounted for our interest in the properties as an investment in unconsolidated joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."

Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 242-252 Bedford Avenue in Brooklyn, New York as held for sale as of December 31, 2015, 570 & 574 Fifth Avenue and 140-150 Grand Street in White Plains, New York as held for sale as of September 30, 2015 and 131-137 Spring Street and 120 West 45th Street as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold or held for sale prior to January 1, 2015. This included 180 Maiden Lane, which was held for sale at December 31, 2014 and sold in January 2015, and 2 Herald Square, 985-987 Third Avenue and 673 First Avenue, which were sold during 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

The following table summarizes net income from discontinued operations for the years ended December 31, 2015, 2014, and 2013 respectively (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues
Rental revenue	$236	$51,090	$94,558
Escalation and reimbursement revenues	(127)	4,646	14,856
Other income	—	23	554
Total revenues	109	55,759	109,968
Operating expenses	(631)	7,772	20,568
Real estate taxes	250	7,156	16,521
Ground rent	—	3,001	7,975
Transaction related costs	(49)	89	2
Depreciable real estate reserves	—	—	2,150
Interest expense, net of interest income	109	12,652	19,782
Amortization of deferred financing costs	3	433	840
Depreciation and amortization	—	5,581	16,443
Total expenses	(318)	36,684	84,281
Net income from discontinued operations	$427	$19,075	$25,687
5. Debt and Preferred Equity Investments
During the years ended December 31, 2015 and 2014, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $781.4 million and $680.1 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $520.2 million and $576.1 million during the years ended December 31, 2015 and 2014, respectively, which offset the increases in debt and preferred equity investments.
Debt Investments
As of December 31, 2015 and 2014, we held the following debt investments with an aggregate weighted average current yield of 10.23% at December 31, 2015 (in thousands):

Loan Type	December 31, 2015 Future Funding Obligations	December 31, 2015 Senior Financing	December 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Fixed Rate Investments:
Jr. Mortgage Participation/ Mezzanine Loan(2)(3)	$—	$—	$23,510	$45,611	May 2016
Jr. Mortgage Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	115,000	24,916	24,910	July 2016
Mezzanine Loan	—	165,000	72,102	71,656	November 2016
Jr. Mortgage Participation/Mezzanine Loan	—	1,109,000	104,661	98,934	March 2017
Mezzanine Loan(3)	—	—	66,183	65,770	March 2017
Mezzanine Loan(4)	—	502,100	41,115	24,608	June 2017
Mezzanine Loan	—	539,000	49,691	49,629	July 2018
Mortgage Loan(5)	—	—	26,262	26,209	February 2019

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Loan Type	December 31, 2015 Future Funding Obligations	December 31, 2015 Senior Financing	December 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Mortgage Loan	—	—	513	637	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(6)	—	89,880	19,936	19,930	November 2023
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan(7)	—	—	—	14,068
Jr. Mortgage Participation(8)	—	—	—	11,934
Jr. Mortgage Participation /Mezzanine Loan(9)	—	—	—	70,688
Total fixed rate	$—	$2,762,980	$511,389	$607,084
Floating Rate Investments:
Mezzanine Loan	—	775,000	74,700	73,402	March 2016
Mortgage/Mezzanine Loan	10,156	—	94,901	—	April 2016
Mezzanine Loan(10)	—	160,000	22,625	22,573	June 2016
Mezzanine Loan	7,942	312,939	66,398	—	November 2016
Mezzanine Loan	—	360,000	99,530	99,023	November 2016
Mezzanine Loan(11)	11,414	131,939	49,751	42,750	December 2016
Mezzanine Loan	281	39,201	13,731	11,835	December 2016
Mortgage/Mezzanine Loan(12)	57,108	—	134,264	—	January 2017
Mezzanine Loan	1,293	118,949	28,551	20,651	January 2017
Mortgage/Mezzanine Loan	—	—	68,977	—	June 2017
Jr. Mortgage Participation/Mezzanine Loan	1,257	118,717	40,346	38,524	July 2017
Mortgage/Mezzanine Loan	—	—	22,877	22,803	July 2017
Mortgage/Mezzanine Loan	—	—	16,901	16,848	September 2017
Mortgage/Mezzanine Loan	4,500	—	19,282	—	October 2017
Mezzanine Loan	—	60,000	14,904	14,859	November 2017
Mezzanine Loan	—	85,000	29,505	—	December 2017
Mezzanine Loan	—	65,000	28,563	—	December 2017
Mortgage/Mezzanine Loan(13)	795	—	14,942	14,845	December 2017
Jr. Mortgage Participation	—	40,000	19,846	—	April 2018
Mezzanine Loan	—	175,000	34,725	—	April 2018
Jr. Mortgage Participation/Mezzanine Loan	—	55,000	20,510	20,533	July 2018
Mortgage/Mezzanine Loan(14)	1,500	—	31,210	—	August 2018
Mezzanine Loan	—	33,000	26,777		December 2018
Mezzanine Loan	6,383	156,383	52,774	—	December 2018
Mezzanine Loan	28,801	206,717	49,625	—	December 2018
Mortgage/Mezzanine Loan	—	—	18,395	18,083	February 2019
Mezzanine Loan	—	38,000	21,845	21,807	March 2019
Mezzanine Loan(15)	—	—	—	33,726
Mezzanine Loan(15)	—	—	—	37,322
Mortgage/Mezzanine Loan(16)	—	—	—	109,527
Mezzanine Loan(17)	—	—	—	49,614
Total floating rate	$131,430	$2,930,845	$1,116,455	$668,725

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Loan Type	December 31, 2015 Future Funding Obligations	December 31, 2015 Senior Financing	December 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Total	$131,430	$5,693,825	$1,627,844	$1,275,809
____________________________________________________________________

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	The $22.9 million junior mortgage participation, which matures in February 2016, was sold in July 2015.

(3)	These loans are collateralized by defeasance securities.

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

(7)	This loan was repaid in February 2015.

(8)	This loan was repaid in March 2015.

(9)	These loans were repaid in December 2015.

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

(14)	In January 2016, the loans were modified and the mortgage was sold.

(15)	These loans were repaid in April 2015.

(16)	This loan was repaid in August 2015.

(17)	This loan was repaid in November 2015.

Preferred Equity Investments
As of December 31, 2015 and 2014, we held the following preferred equity investments with an aggregate weighted average current yield of 7.86% at December 31, 2015 (in thousands):

Type	December 31, 2015 Future Funding Obligations	December 31, 2015 Senior Financing	December 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)	$—	$71,486	$9,967	$9,954	March 2018
Preferred equity	5,580	60,183	32,209	—	November 2018
Preferred equity(3)	—	—	—	123,041
	$5,580	$131,669	$42,176	$132,995
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	In March 2015, the redemption date was extended to March 2018.

(3)	This investment was redeemed in July 2015.

The following table is a rollforward of our total loan loss reserves at December 31, 2015, 2014 and 2013 (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$—	$1,000	$7,000
Expensed	—	—	—
Recoveries	—	—	—
Charge-offs and reclassifications	—	(1,000)	(6,000)
Balance at end of period	$—	$—	$1,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

At December 31, 2015, 2014 and 2013, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at December 31, 2015 and 2014 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $121.5 million and $133.5 million at December 31, 2015 and 2014, respectively. No financing receivables were 90 days past due at December 31, 2015.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2015 and 2014, 650 Fifth Avenue, 33 Beekman, and 3 Columbus Circle were VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $99.6 million and $146.2 million at December 31, 2015 and 2014, respectively. All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2015:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	January 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue(2)	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.88%	56.88%	674,000	April 2007	520,000
Jericho Plaza(3)	Onyx Equities/Credit Suisse	77.78%	77.78%	640,000	April 2007	210,000
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
7 Renaissance(4)	Louis Cappelli	50.00%	50.00%	65,641	December 2010	4,000
3 Columbus Circle(5)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(6)	Jeff Sutton	50.00%	50.00%	35,897	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,040	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
33 Beekman(7)	Harel Insurance and Finance/TNG 33 LLC	45.90%	45.90%	163,500	August 2012	31,000
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(8)	Private Investors	32.28%	32.28%	16,736	December 2012	75,000
650 Fifth Avenue(9)	Jeff Sutton	50.00%	50.00%	32,324	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street Brooklyn, New York	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio(10)	Various	Various	Various	2,046,733	February 2015	36,668
131-137 Spring Street(11)	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
____________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interest.

(2)	In March 2015, we acquired an additional 17.56% interest in this joint venture for $67.5 million.

(3)
In connection with the restructuring of the joint venture and the loan on the property, our ownership increased by 57.52% in October 2015. Our ownership percentage was reduced in the first quarter of 2016 upon completion of the restructuring in the first quarter of 2016.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

(4)
Subsequent to December 31, 2015, we entered into a contract to sell 7 Renaissance for a gross sales price of $20.7 million. The sale is anticipated to close in March 2016, subject to customary closing conditions.

(5)
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

(7)
The redevelopment project was substantially complete during the second quarter of 2015 and was conveyed to Pace University during the third quarter of 2015. In October 2015, we entered into an agreement to sell the property for $196.0 million. The transaction is expected to be completed in the first half of 2016, subject to customary closing conditions.

(8)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% interest in three residential units at the property.

(9)
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

(10)
In February 2015, we acquired an interest in a portfolio of Manhattan residential and retail properties for $40.2 million, of which $3.5 million represented an increase in ownership interest in six of our existing consolidated joint venture properties.  The $40.2 million of consideration included the issuance of $40.0 million aggregate liquidation preference of 3.75% Series M Preferred Units of limited partnership interest of the Operating Partnership. In July 2015, we acquired less than 1.0% of additional interest in the Stonehenge Portfolio for a net purchase price of $1.1 million.

(11)
In August 2015, we sold an 80% interest in 131-137 Spring Street. These properties, which were previously wholly-owned, were accounted for in commercial real estate properties on the consolidated financial statements. See Note 4, "Properties Held for Sale and Property Dispositions."

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of December 31, 2015 and 2014, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	December 31, 2015	December 31, 2014	Initial Maturity Date
Mezzanine loan and preferred equity	$99,936	$99,629	March 2016
Mezzanine loan(1)	45,942	46,246	February 2022
	$145,878	$145,875
____________________________________________________________________

(1)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP.

Sale of Joint Venture Interest or Property
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2015, 2014, and 2013:

Property	Ownership Percentage	Disposition Date	Type of Sale	Gross Asset Valuation (in millions)(1)	Gain (Loss) on Sale (in millions)(2)
The Meadows	50.00%	August 2015	Property	$121.1	$(1.6)
315 West 36th Street(3)	35.50%	September 2015	Ownership Interest	115.0	16.3
180 Broadway(4)	25.50%	September 2014	Property	222.5	16.5
747 Madison Avenue(5)	33.33%	May 2014	Ownership Interest	160.0	—
West Coast Office portfolio(6)	42.02%	March 2014	Ownership Interest	756.0	85.6
21-25 West 34th Street(7)	49.90%	January 2014	Ownership Interest	114.9	20.9
27-29 West 34th Street(8)	50.00%	December 2013	Ownership Interest	70.1	7.6
West Coast Office Portfolio(6)	42.04%	Various dates in 2013	Property	224.3	2.1
___________________________________________________________________

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents the Company's share of the gain or loss.

(3)
The gain on sale for 315 West 36th Street is net of $1.2 million employee compensation awards accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale.

(4)	In connection with the sale of the property, we also recognized a promote of $3.3 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

(5)
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

(6)
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

(7)	We sold our ownership interest in the joint venture. We, along with our joint venture partner, retained approximately 91,300 square feet (unaudited) of development rights at the property.

(8)
We sold our ownership interest in the joint venture. The gain on the sale is net of a $1.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale. Simultaneously, we, along with Sutton, also formed a new joint venture and retained the air rights at this property.

In December 2013, the preferred equity interest held by the joint venture which holds Herald Center was redeemed. This preferred equity interest bore interest at a rate of 8.75% per annum through the redemption date.
Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2015 and 2014, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	December 31, 2015	December 31, 2014
Fixed Rate Debt:
280 Park Avenue	June 2016	6.57%	$692,963	$700,171
7 Renaissance	December 2016	10.00%	2,927	2,147
1745 Broadway	January 2017	5.68%	340,000	340,000
Jericho Plaza(2)	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
521 Fifth Avenue	November 2019	3.73%	170,000	170,000
717 Fifth Avenue(3)	July 2022	4.45%	300,000	300,000
21 East 66th Street	April 2023	3.60%	12,000	12,000
717 Fifth Avenue(3)	July 2024	9.00%	325,704	314,381
3 Columbus Circle(4)	March 2025	3.45%	350,000	—
Stonehenge Portfolio(5)	Various	4.18%	430,627	—
315 West 36th Street(6)			—	25,000
11 West 34th Street			—	16,905
Total fixed rate debt			$2,808,881	$2,065,264

Floating Rate Debt:
1552 Broadway(7)	April 2016	4.35%	190,409	184,210
Other loan payable	June 2016	1.09%	30,000	30,000
650 Fifth Avenue(8)	October 2016	3.70%	65,000	65,000
175-225 Third Street	December 2016	4.26%	40,000	40,000
10 East 53rd Street	February 2017	2.70%	125,000	125,000
724 Fifth Avenue	April 2017	2.61%	275,000	275,000
33 Beekman(9)	August 2017	2.94%	73,518	52,283
55 West 46th Street(10)	October 2017	2.50%	150,000	150,000
Stonehenge Portfolio	December 2017	3.25%	10,500	—
121 Greene Street	November 2019	1.70%	15,000	15,000
11 West 34th Street(11)	January 2021	4.57%	23,000	—
100 Park Avenue	February 2021	1.95%	360,000	360,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Property	Maturity Date	Interest Rate(1)	December 31, 2015	December 31, 2014
131-137 Spring Street	August 2020	1.76%	141,000	—
21 East 66th Street	June 2033	2.97%	1,805	1,883
3 Columbus Circle(4)			—	230,974
The Meadows(12)			—	67,350
600 Lexington Avenue(13)			—	116,740
Total floating rate debt			$1,500,232	$1,713,440
Total joint venture mortgages and other loans payable			$4,309,113	$3,778,704
____________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2015, taking into account interest rate hedges in effect during the period.

(2)
As of December 31, 2015, we were in the process of restructuring the joint venture, which would reduce our ownership interest, and the loan on the Property. Subsequent to December 31, 2015, we along with our joint venture partners closed on the restructuring and refinancing. We hold an 11.67% non-controlling interest in the joint venture and the property secures a two year $100.0 million floating rate loan, of which $75.0 million is currently outstanding.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $290.0 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	In March 2015, the joint venture refinanced the previous mortgage and incurred a net loss on early extinguishment of debt of $0.8 million.

(5)
Amount is comprised of $13.3 million, $55.5 million, $35.0 million, $7.3 million, $141.5 million, and $177.9 million in fixed-rate mortgages that mature in July 2016, June 2017, November 2017, February 2018, August 2019, and June 2024, respectively.

(6)	In July 2015, the joint venture refinanced the previous mortgage. In September 2015, the interest in the property was sold for a gross asset valuation of $115.0 million.

(7)
These loans are comprised of a $150.0 million mortgage loan and a $41.5 million mezzanine loan. As of December 31, 2015, $0.6 million of the mortgage loan and $0.5 million of the mezzanine loan was unfunded.

(8)	This loan has a committed amount of $97.0 million, of which $32.0 million was unfunded as of December 31, 2015.

(9)
This loan has a committed amount of $75.0 million, of which $18.4 million is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee. The sale of this property is currently under contract, and the sale is expected to be completed in the first half of 2016.

(10)	This loan has a committed amount of $190.0 million, of which $40.0 million was unfunded as of December 31, 2015.

(11)	In December 2015, the joint venture refinanced the previous mortgage.

(12)	In August 2015, these properties were sold and the debt was repaid.

(13)	In December 2015, we acquired our joint venture partner's interest in 600 Lexington Avenue thereby assuming full ownership, and accounting for the property on a consolidated basis.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 175-225 Third Street and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $6.9 million, $16.9 million and $4.7 million from these services for the years ended December 31, 2015, 2014, and 2013 respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at December 31, 2015 and 2014, are as follows (in thousands):

	December 31, 2015	December 31, 2014
Assets
Commercial real estate property, net	$6,122,468	$5,275,632
Other assets	904,283	810,567
Total assets	$7,026,751	$6,086,199
Liabilities and members' equity
Mortgages and other loans payable	$4,309,113	$3,778,704
Other liabilities	523,160	485,572
Members' equity	2,194,478	1,821,923
Total liabilities and members' equity	$7,026,751	$6,086,199
Company's investments in unconsolidated joint ventures	$1,203,858	$1,172,020

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenues	$576,845	$522,132	$628,649
Operating expenses	106,613	82,436	114,633
Ground rent	14,083	9,898	2,863
Real estate taxes	89,734	64,217	71,755
Interest expense, net of interest income	199,126	178,743	225,765
Amortization of deferred financing costs	13,394	12,395	17,092
Transaction related costs	615	535	808
Depreciation and amortization	149,023	137,793	192,504
Total expenses	572,588	486,017	625,420
Loss on early extinguishment of debt	(1,089)	(6,743)	—
Net income before gain on sale	$3,168	$29,372	$3,229
Company's equity in net income from unconsolidated joint ventures	$13,028	$26,537	$9,921
7. Deferred Costs
Deferred costs at December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred leasing	$415,406	$385,555
Deferred financing	241,775	193,776
	657,181	579,331
Less accumulated amortization	(286,746)	(251,369)
Deferred costs, net	$370,435	$327,962

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at December 31, 2015 and 2014, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	December 31, 2015	December 31, 2014
Fixed Rate Debt:
500 West Putnam Avenue(2)	January 2016	5.52%	22,376	22,968
Landmark Square	December 2016	4.00%	79,562	81,269
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
762 Madison Avenue(3)	February 2017	3.84%	7,872	8,045
885 Third Avenue	July 2017	6.26%	267,650	267,650
1745 Broadway	June 2018	4.81%	16,000	16,000
388-390 Greenwich Street(4)	June 2018	3.25%	1,004,000	1,004,000
One Madison Avenue	May 2020	5.91%	542,817	565,742
100 Church Street	July 2022	4.68%	225,099	228,612
919 Third Avenue(5)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	67,644	68,896
400 East 58th Street	February 2024	4.13%	28,990	29,527
420 Lexington Avenue	October 2024	3.99%	300,000	300,000
1515 Broadway	March 2025	3.93%	900,000	900,000
11 Madison Avenue	September 2025	3.84%	1,400,000	—
Series J Preferred Units(6)	April 2051	3.75%	4,000	4,000
711 Third Avenue(7)			—	120,000
120 West 45th Street(8)			—	170,000
Total fixed rate debt			$5,816,010	$4,736,709
Floating Rate Debt:
Master Repurchase Agreement	June 2016	3.36%	253,424	100,000
FHLB Facility(9)	Various	Various	45,750	—
600 Lexington Avenue	October 2017	2.30%	112,795	—
187 Broadway & 5-7 Dey Street	October 2017	2.85%	40,000	—
388-390 Greenwich Street(4)	June 2018	1.94%	446,000	446,000
1080 Amsterdam	November 2018	3.96%	3,525	—
248-252 Bedford Avenue(10)	June 2019	1.69%	29,000	29,000
220 East 42nd Street	October 2020	1.80%	275,000	275,000
180 Maiden Lane(11)			—	253,942
Total floating rate debt			$1,205,494	$1,103,942
Total fixed rate and floating rate debt			$7,021,504	$5,840,651
Mortgages reclassed to liabilities related to assets held for sale			(29,000)	(253,942)
Total mortgages and other loans payable			$6,992,504	$5,586,709
____________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2015, taking into account interest rate hedges in effect during the period.

(2)	In January 2016, the mortgage was repaid.

(3)	In February 2015, we entered into a new swap agreement with a fixed interest rate of 3.86% per annum, which replaced the previous swap agreement with a fixed interest rate of 3.75% per annum.

(4)
In connection with the acquisition of our joint venture partner's interest in May 2014, we assumed the existing derivative instruments, which swapped $504.0 million of the mortgage to a fixed rate mortgage which bears interest at 3.80% per annum. In October 2014, we entered into multiple swap agreements to hedge our interest rate exposure on the additional $500.0 million portion of this mortgage, which was swapped to a fixed rate of 2.69% per annum. Including the as-of right extension option, this loan matures in June 2021.

(5)	We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

(6)
In connection with the acquisition of a commercial real estate property, the Operating Partnership issued $4.0 million, 3.75% Series J Preferred Units of limited partnership interest, or the Series J Preferred Units, with a mandatory liquidation preference of $1,000.00 per unit. The Series J Preferred Units are accounted for as debt because they can be redeemed in cash by the Operating Partnership on the earlier of (i) the date of the sale of the property or (ii) April 30, 2051 or at the option of the unitholders as further prescribed in the related agreement.

(7)	In March 2015, the mortgage was repaid.

(8)	This property was sold in September 2015 and all obligations related to the property accruing on and after the closing date were assumed by the purchaser.

(9)
The FHLB Facility is comprised of four distinct advances of $1.0 million, $15.8 million, $5.0 million, and $24.0 million that mature in April 2016, April 2016, June 2016 and December 2016, respectively. The weighted average interest rates on these advances range from 0.50% to 0.58%.

(10)
This property was held for sale at December 31, 2015 and the related mortgage is included in liabilities related to assets held for sale. In February 2016, the property was sold and the debt was repaid.

(11)
This property was held for sale at December 31, 2014 and the related mortgage is included in liabilities related to assets held for sale. In January 2015, the property was sold and the debt was repaid.

Federal Home Loan Bank of New York Facility

During year ended December 31, 2015 , the Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2015, we had $45.8 million in outstanding secured advances with a weighted average borrowing rate of 0.55%.

On January 12, 2016, the Federal Housing Finance Agency, or FHFA, adopted a final regulation on Federal Home Loan Bank, or FHLB, membership. The rule excludes captive insurance entities from FHLB membership on a going-forward basis and provides termination rules for current captive insurance members. Unless the final rule is modified, Belmont's membership will terminate on February 19, 2017.

Master Repurchase Agreement

The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. In September 2015, we entered into an amendment to the MRA to extend the maturity to June 29, 2016. Further, as of December 6, 2015 we are now required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 Credit Facility.
At December 31, 2015 and 2014, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $10.8 billion and $8.2 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

9. Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility, which increased our unsecured corporate facility by $500.0 million. The revolving credit facility was increased by $400.0 million to $1.6 billion and the term loan portion of the facility was increased by $100.0 million to $933.0 million.
In January 2015, we amended the 2012 credit facility by entering into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020.
In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million.
In March 2014, we entered into an amendment to the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019.
As of December 31, 2015, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $933.0 million term loan. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At December 31, 2015, the effective interest rate was 1.45% for the revolving credit facility and 1.67% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2015, the facility fee was 25 basis points. As of December 31, 2015, we had $73.1 million of outstanding letters of credit, $994.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $532.9 million under the 2012 credit facility.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2015 and 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2015 Unpaid Principal Balance	December 31, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)(3)	$255,308	$255,296	$255,250	6.00%	6.00%	10	March 31, 2016
October 12, 2010(4)	345,000	321,130	309,069	3.00%	3.00%	7	October 15, 2017
August 5, 2011(5)	250,000	249,810	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
December 17, 2015(5)	100,000	100,000	—	4.27%	4.27%	10	December 17, 2025
March 26, 2007(6)	10,008	10,008	10,008	3.00%	3.00%	20	March 30, 2027
June 27, 2005(2)(7)	—	—	7
	$1,410,316	$1,386,244	$1,274,078
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)	The notes will be repaid at maturity.

(4)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.3416 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2016 and will remain exchangeable through March 31, 2016. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of December 31, 2015, $23.9 million remained to be amortized into the debt balance.

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

(7)	In April 2015, we redeemed the remaining outstanding debentures.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2015 and 2014, we were in compliance with all such covenants.
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
December 31, 2015

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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2015, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2016	$51,018	$399,486	$—	$—	$—	$255,308	$705,812	$529,646
2017	63,829	871,548	—	—	—	355,008	1,290,385	615,085
2018	64,462	19,525	—	—	—	250,000	333,987	2,195
2019	70,409	28,317	—	933,000	—	—	1,031,726	104,687
2020	52,799	679,531	994,000	—	—	250,000	1,976,330	30,298
Thereafter	147,604	4,572,974	—	—	100,000	300,000	5,120,578	451,544
	$450,121	$6,571,381	$994,000	$933,000	$100,000	$1,410,316	$10,458,818	$1,733,455

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Interest expense	$326,818	$319,898	$312,897
Interest income	(2,948)	(2,498)	(2,003)
Interest expense, net	$323,870	$317,400	$310,894
Interest capitalized	$31,108	$22,750	$11,475
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.8 million, $3.8 million, and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. We also recorded expenses, inclusive of capitalized expenses, of $21.3 million, $21.5 million, and $23.4 million the years ended December 31, 2015, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2015, 2014, and 2013 respectively.
Other
Amounts due from related parties at December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Due from joint ventures	$1,334	$1,254
Other	9,316	10,481
Related party receivables	$10,650	$11,735
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2015 and 2014, the noncontrolling interest unit holders owned 3.61%, or 3,745,766 units, and 3.92%, or 3,973,016 units, of the Operating Partnership, respectively. At December 31, 2015, 3,745,766 shares of SL Green's common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Balance at beginning of period	$469,524	$265,476
Distributions	(9,710)	(7,849)
Issuance of common units	30,506	56,469
Redemption of common units	(55,697)	(31,653)
Net income	10,565	18,467
Accumulated other comprehensive income allocation	(67)	175
Fair value adjustment	(20,915)	168,439
Balance at end of period	$424,206	$469,524
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
December 31, 2015

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
The Operating Partnership has authorized up to 200,000 4.00% Series P Preferred Units of limited partnership interest, or the Series P Preferred Units, with a liquidation preference of $25.00 per unit. In July 2015, the Company issued 200,000 Series P Preferred Units in conjunction with an acquisition. The Series P Preferred unitholders receive annual dividends of $1.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series P Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
The Operating Partnership has authorized up to 268,000 3.50% Series Q Preferred Units of limited partnership interest, or the Series Q Preferred Units, with a liquidation preference of $25.00 per unit. In July 2015, the Company issued 268,000 Series Q Preferred Units in conjunction with an acquisition. The Series Q Preferred unitholders receive annual dividends of $0.875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series Q Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $148.95.
The Operating Partnership has authorized up to 400,000 3.50% Series R Preferred Units of limited partnership interest, or the Series R Preferred Units, with a liquidation preference of $25.00 per unit. In August 2015, the Company issued 400,000 Series R Preferred Units in conjunction with an acquisition. The Series R Preferred unitholders receive annual dividends of $0.875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series R Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $154.89.
The Operating Partnership has authorized up to 1,077,280 4.00% Series S Preferred Units of limited partnership interest, or the Series S Preferred Units, with a liquidation preference of $25.00 per unit. In August 2015, the Company issued 1,077,280 Series S Preferred Units in conjunction with an acquisition. The Series S Preferred unitholders receive annual dividends of $1.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series S Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Greene Series B Preferred Unit. As of December 31, 2015, no Greene Series B Preferred Units have been issued.

Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Balance at beginning of period	$71,115	$49,550
Issuance of preferred units	211,601	23,565
Redemption of preferred units	(200)	(2,000)
Balance at end of period	$282,516	$71,115
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2015, 99,975,238 shares of common stock and no shares of excess stock were issued and outstanding.
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
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. As of December 31, 2015, $288.0 million remained available for issuance of common stock under the new ATM program.
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
December 31, 2015

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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the year ended December 31, 2015, 2014, and 2013, respectively (in thousands):

	Year Ended December 31,
	2015	2014	2013
Common Stock Shares Issued	775,760	608	761
Dividend reinvestments/stock purchases under the DRSPP	$99,555	$64	$67
Earnings per Share
SL Green's earnings per share for the years ended December 31, 2015, 2014, and 2013 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2015	2014	2013
Basic Earnings:
Income attributable to SL Green common stockholders	$269,132	$503,104	$101,330
Effect of Dilutive Securities:
Redemption of units to common shares	10,565	18,467	3,023
Diluted Earnings:
Income attributable to SL Green common stockholders	$279,697	$521,571	$104,353

	Year Ended December 31,
Denominator	2015	2014	2013
Basic Shares:
Weighted average common stock outstanding	99,345	95,774	92,269
Effect of Dilutive Securities:
Redemption of units to common shares	3,899	3,514	2,735
Stock-based compensation plans	490	408	262
Diluted weighted average common stock outstanding	103,734	99,696	95,266
SL Green has excluded 263,991, 737,361, and 964,789 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2015, 2014, and 2013 respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at December 31, 2015 owned 99,975,238 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of December 31, 2015, limited partners other than SL Green owned 3.61%, or 3,745,766 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2015, 2014, and 2013 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2015	2014	2013
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$279,697	$521,571	$104,353

	Year Ended December 31,
Denominator	2015	2014	2013
Basic units:
Weighted average common units outstanding	103,244	99,288	95,004
Effect of Dilutive Securities:
Stock-based compensation plans	490	408	262
Diluted weighted average common units outstanding	103,734	99,696	95,266
The Operating Partnership has excluded 263,991, 737,361 and 964,789 common unit equivalents from the diluted units outstanding for the years ended December 31, 2015, 2014, and 2013 respectively, as they were anti-dilutive.
14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.77 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2015, 1.1 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the years ended December 31, 2015, 2014, and 2013.

	2015	2014	2013
Dividend yield	1.97%	1.60%	1.92%
Expected life of option	3.6 years	3.6 years	4.1 years
Risk-free interest rate	1.43%	1.29%	0.96%
Expected stock price volatility	32.34%	33.97%	36.12%
A summary of the status of the Company's stock options as of December 31, 2015, 2014, and 2013 and changes during the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015		2014		2013
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	$1,462,726	$87.98	$1,765,034	$83.24	$1,201,000	$75.05
Granted	389,836	112.54	102,050	119.12	828,100	87.23
Exercised	(217,438)	74.69	(348,156)	72.76	(223,531)	53.93
Lapsed or cancelled	(40,117)	98.61	(56,202)	90.03	(40,535)	83.94
Balance at end of year	$1,595,007	$95.52	$1,462,726	$87.98	$1,765,034	$83.24
Options exercisable at end of year	589,055	$89.85	428,951	$90.32	$461,458	$89.38
Weighted average fair value of options granted during the year	$9,522,613		$2,841,678		$18,041,576
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.75 years and the remaining average contractual life of the options exercisable was 3.47 years.
During the years ended December 31, 2015, 2014, and 2013 respectively, we recognized $8.0 million, $8.1 million and $6.5 million of compensation expense, respectively, for these options. As of December 31, 2015, there was $14.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

A summary of the Company's restricted stock as of December 31, 2015, 2014, and 2013 and charges during the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Balance at beginning of year	3,000,979	2,994,197	2,804,901
Granted	143,053	9,550	192,563
Cancelled	(6,151)	(2,768)	(3,267)
Balance at end of year	3,137,881	3,000,979	2,994,197
Vested during the year	87,081	75,043	21,074
Compensation expense recorded	$7,540,747	$9,658,019	$6,713,155
Weighted average fair value of restricted stock granted during the year	$16,061,201	$1,141,675	$17,386,949
The fair value of restricted stock that vested during the years ended December 31, 2015, 2014, and 2013 was $7.4 million and $5.5 million, and $1.6 million, respectively. As of December 31, 2015, there was $21 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 2.7 years.
For the years ended December 31, 2015, 2014, and 2013, $6.5 million, $6.8 million and $4.5 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $25.4 million and $33.2 million as of December 31, 2015 and 2014, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2015, there was $2.0 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.4 years. During the years ended December 31, 2015, 2014, and 2013, we recorded compensation expense related to bonus, time-based and performance based awards of $30.2 million, $31.4 million and $27.3 million, respectively.
2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from $15.0 million up to $75.0 million of LTIP Units in the Operating Partnership based on the Company's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, $25.0 million of awards could be earned at any time after the beginning of the second year and an additional $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, the Company's aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 385,583 LTIP Units, 327,416 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units vested on December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder vested on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $2.7 million and $4.5 million during the years ended December 31, 2014 and 2013, respectively, related to the 2010 Long-Term Compensation Plan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

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
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded compensation expense of $4.5 million, $8.6 million and $8.0 million during the years ended December 31, 2015, 2014, and 2013, respectively, related to the 2011 Outperformance Plan.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of December 31, 2015, will be amortized into earnings through the final vesting period. We recorded compensation expense of $5.9 million and $0.2 million during the years ended December 31, 2015 and 2014, respectively, related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or the next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green's common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director’s account as additional phantom stock units.
During the year ended December 31, 2015, 9,353 phantom stock units were earned and 5,928 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.9 million during the year ended December 31, 2015 related to the Deferred Compensation Plan. As of December 31, 2015, there were 80,768 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2015, 87,273 shares of SL Green's common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of December 31, 2015, 2014 and 2013 (in thousands):

	Net unrealized (loss) gain on derivative instruments(1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments(2)	Unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2012	$(16,834)	$(16,063)	$3,310	$(29,587)
Other comprehensive (loss) income before reclassifications	(168)	6,267	1,474	7,573
Amounts reclassified from accumulated other comprehensive income	1,877	4,926	—	6,803
Balance at December 31, 2013	(15,125)	(4,870)	4,784	(15,211)
Other comprehensive (loss) income before reclassifications	(576)	2,847	(2,692)	(421)
Amounts reclassified from accumulated other comprehensive income	6,203	1,928	521	8,652
Balance at December 31, 2014	(9,498)	(95)	2,613	(6,980)
Other comprehensive loss before reclassifications	(11,143)	(1,714)	(610)	(13,467)
Amounts reclassified from accumulated other comprehensive income	10,481	1,217	—	11,698
Balance at December 31, 2015	$(10,160)	$(592)	$2,003	$(8,749)
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of December 31, 2015 and 2014, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $9.7 million and $11.8 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

16. Fair Value Measurements
We are required to disclose fair value information with regard to our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and/or disclose the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$45,138	$4,704	$40,434	$—
Interest rate cap and swap agreements (included in other assets)	$204	$—	$204	$—
Liabilities:
Interest rate cap swap agreements (included in accrued interest payable and other liabilities)	$10,776	$—	$10,776	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$39,429	$4,332	$35,097	$—
Interest rate swap agreements (included in other assets)	$2,174	$—	$2,174	$—
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$14,728	$—	$14,728	$—
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
December 31, 2015

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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt and preferred equity investments	$1,670,020	(1)	$1,408,804	(1)

Fixed rate debt	$7,232,254	$7,591,388	$6,140,786	$6,565,236
Variable rate debt(2)	3,202,494	3,179,186	2,291,943	2,315,952
	$10,434,748	$10,770,574	$8,432,729	$8,881,188
____________________________________________________________________

(1)
At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion. At December 31, 2014, debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.8 billion.

(2)
Includes the $29.0 million mortgage at 248-252 Bedford Avenue that is included in liabilities related to assets held for sale on the consolidated balance sheets at December 31, 2015. Includes the $253.9 million mortgage at 180 Maiden Lane that is included in liabilities related to assets held for sale on the consolidated balance sheets at December 31, 2014.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2015 and 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at December 31, 2015 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap - Sold	$504,000	4.750%	May 2014	May 2016	Other Liabilities	$—
Interest Rate Cap	504,000	4.750%	May 2014	May 2016	Other Assets	—
Interest Rate Cap	500,000	4.750%	October 2014	May 2016	Other Assets	—
Interest Rate Cap - Sold	500,000	4.750%	November 2014	May 2016	Other Liabilities	—
Interest Rate Cap	446,000	4.750%	October 2014	May 2016	Other Assets	—
Interest Rate Swap	200,000	0.938%	October 2014	December 2017	Other Assets	71
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	47
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	47
Interest Rate Swap	144,000	2.236%	December 2012	December 2017	Other Liabilities	(3,516)
Interest Rate Swap	86,400	1.948%	December 2012	December 2017	Other Liabilities	(1,630)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(1,862)
Interest Rate Swap	72,000	1.345%	December 2012	December 2017	Other Liabilities	(522)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(1,859)
Interest Rate Swap	57,600	1.990%	December 2012	December 2017	Other Liabilities	(1,134)
Interest Rate Swap	30,000	2.295%	July 2010	June 2016	Other Liabilities	(241)
Interest Rate Swap	14,409	0.500%	January 2015	January 2017	Other Assets	36
Interest Rate Swap	8,018	0.852%	February 2015	February 2017	Other Liabilities	(12)
Interest Rate Cap	137,500	4.000%	September 2015	September 2017	Other Assets	3
						$(10,572)
During the years ended December 31, 2015, 2014, and 2013, we recorded a gain on the changes in the fair value of $15,000, $61,000, and $16,000 respectively, which is included in interest expense on the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $11.3 million. As of December 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $11.3 million at December 31, 2015.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $5.5 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $0.7 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)			Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2015	2014	2013		2015	2014	2013		2015	2014	2013
Interest Rate Swaps/Caps	$(11,607)	$(703)	$(68)	Interest expense	$10,892	$6,431	$1,933	Interest expense	$(422)	$4	$3
Share of unconsolidated joint ventures' derivative instruments	(1,779)	2,916	6,553	Equity in net income from unconsolidated joint ventures	1,265	1,999	5,072	Equity in net income from unconsolidated joint ventures	(19)	—	—
	$(13,386)	$2,213	$6,485		$12,157	$8,430	$7,005		$(441)	$4	$3

18. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2016 to 2064. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2015 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2016	$1,181,279	$175,027
2017	1,162,046	181,804
2018	1,087,356	177,630
2019	996,282	167,695
2020	940,948	158,575
Thereafter	6,780,451	958,010
	$12,148,362	$1,818,741

19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2013, September 30, 2014, and September 28, 2015, the actuary certified that for the plan years beginning July 1, 2013, July 1, 2014, and July 1, 2015, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2015. The Pension Plan received contributions from employers totaling $242.3 million, $226.7 million and $221.9 million, for the plan years beginning July 1, 2012, July 2013 and July 2014, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health plan years ended, June 30, 2015, 2014, and 2013, the plan received contributions from employers totaling $1.1 billion, $1.0 billion, and $923.5 million, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2015, 2014 and 2013 are included in the table below (in thousands):

Benefit Plan	2015	2014	2013
Pension Plan	$2,732	$2,807	$2,765
Health Plan	8,736	8,470	8,522
Other plans	5,716	5,838	6,006
Total plan contributions	$17,184	$17,115	$17,293
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2015, 2014 and 2013, a matching contribution equal to 50% of the first 6% of annual compensation was made. For each of the years ended December 31, 2015, 2014 and 2013, we made matching contributions of $550,000.

20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2015, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between January 2016 and January 2019. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total $5.0 million for 2016. In addition these employment agreements provide for deferred compensation awards based on our stock price and which were valued at $1.5 million on the grant date. The value of these awards may change based on fluctuations in our stock price.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2017. The second portfolio maintains a limit of $1.5 billion per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2017. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $380.1 million per occurrence, including terrorism, for our residential properties and expires January 31, 2018. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2016 and January 31, 2017 and cover our commercial and residential assets, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont, to act as a captive insurance company and as one of the elements of our overall insurance program. Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.
On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 (TRIPRA) (formerly the Terrorism Risk Insurance Act) was reauthorized until December 31, 2020 pursuant to the Terrorism Insurance Program Reauthorization and Extension Act of 2015. The TRIPRA extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20 million per annum, commencing December 31, 2015. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.
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
Belmont had loss reserves of $6.4 million and $6.1 million as of December 31, 2015 and 2014, respectively.
Capital and Ground Leases Arrangements
In 2015, we entered into a ground lease for the land and building located at 30 East 40th Street with a lease term ending in August 2114. Based on our evaluation of the arrangement under ASC 840, land was estimated to be approximately 63.6% of the fair market value of the property. The portion attributable to land was classified as operating lease and the remainder as a capital lease in the amount of $20.0 million.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

In October 2012, we, together with Stonehenge Partners, acquired a leasehold position at 1080 Amsterdam Avenue. The joint venture prepaid $13.0 million of ground lease rent, which will be applied against rental payments over the term of the lease. The lease will expire on July 31, 2111 or earlier in accordance with the terms of the lease agreement. Land was estimated to be of the fair market value of the property. The portion of the lease attributed to land was classified as an operating lease and the remainder as a capital lease which had a cost basis of $27.4 million and accumulated amortization of $0.4 million as of December 31, 2015.
The property located at 711 Third Avenue operates under an operating sub-lease, which expires in 2083. The ground rent was reset in July 2011. Following the reset, we are responsible for ground rent payments of $5.25 million annually through July 2016 and then $5.5 million annually thereafter on the 50% portion of the fee that we do not own.
The property located at 461 Fifth Avenue operates under a ground lease ($2.1 million of ground rent annually) with an expiration date of 2027 and two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the fee position for a fixed price on a specific date.
The property located at 625 Madison Avenue operates under a ground lease ($4.6 million of ground rent annually) with an expiration date of 2022 and two options to renew for an additional 23 years.
The property located at 1185 Avenue of the Americas operates under a ground lease ($6.9 million of ground rent annually) with an expiration of 2043 and an option to renew for an additional 23 years.
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of December 31, 2015 (in thousands):

	Capital lease	Non-cancellable operating leases
2016	$2,266	$30,816
2017	2,387	31,049
2018	2,387	31,049
2019	2,411	31,066
2020	2,620	31,436
Thereafter	825,483	764,352
Total minimum lease payments	837,554	$919,768
Less amount representing interest	(796,194)
Capital lease obligations	$41,360
21. Segment Information
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Selected results of operations for the years ended December 31, 2015, 2014, and 2013, and selected asset information as of December 31, 2015 and 2014, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2015	$1,481,701	$181,128	$1,662,829
December 31, 2014	1,341,163	178,815	1,519,978
December 31, 2013	1,177,222	193,843	1,371,065
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate and depreciable real estate reserves

Years ended:
December 31, 2015	$(63,345)	$153,585	$90,240
December 31, 2014	22,178	150,852	173,030
December 31, 2013	(49,793)	159,193	109,400
Total assets
As of:
December 31, 2015	$18,175,665	$1,682,276	$19,857,941
December 31, 2014	15,671,662	1,424,925	17,096,587
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming the portfolio is 100% leveraged by our 2012 revolving credit facility and corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $94.9 million, $92.5 million, and $86.2 million for the years ended December 31, 2015, 2014, and 2013 respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate and depreciable real estate reserves	$90,240	$173,030	$109,400
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,844	123,253	3,601
Purchase price fair value adjustment	40,078	67,446	(2,305)
Gain on sale of real estate	175,974	—	—
Depreciable real estate reserves	(19,226)	—	—
Income from continuing operations	302,910	363,729	110,696
Net income from discontinued operations	427	19,075	25,687
Gain on sale of discontinued operations	14,122	163,059	14,900
Net income	$317,459	$545,863	$151,283

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

22. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2015 and 2014, which is reflective of the reclassification of the properties sold or held for sale during 2015 and 2014 as discontinued operations (see Note 4, "Properties Held for Sale and Dispositions"), was as follows (in thousands, except for per share amounts):

2015 Quarter Ended	December 31		September 30		June 30	March 31
Total revenues	$425,390		$432,066		$409,074	$396,299
Income from continuing operations before equity in net (loss) gain, gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	47,760		11,637		(36,137)	33,654
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(206)		15,281		769	—
Purchase price fair value adjustment	40,078		—		—	—
Gain on sale of real estate	16,270		159,704		—	—
Depreciable real estate reserves	—		(19,226)		—	—
Loss on early extinguishment of debt	—		—		—	(49)
Net income from discontinued operations	—		—		—	427
Gain on sale of discontinued operations	1,139		—		—	12,983
Net income (loss) attributable to SL Green	105,041	—	167,396	—	(35,368)	47,015
Perpetual preferred stock dividends	(3,738)		(3,738)		(3,738)	(3,738)
Net income (loss) attributable to SL Green common stockholders	$101,303		$163,658		$(39,106)	$43,277
Net income (loss) attributable to common stockholders per common share—basic	$1.02		$1.64		$(0.39)	$0.44
Net income (loss) attributable to common stockholders per common share—diluted	$1.01		$1.64		$(0.39)	$0.44

2014 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$386,627	$390,274	$380,631	$362,446
Income from continuing before equity in net gain on sale of interest in unconsolidated joint venture/real estate, (loss) gain on early extinguishment of debt, gain on sale of investment in marketable securities, net of noncontrolling interests	$40,379	$46,863	$47,035	$39,416
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	673	16,496	1,444	104,640
Purchase price fair value adjustment	—	(4,000)	71,446	—
(Loss) gain on early extinguishment of debt	(6,865)	(24,475)	(1,028)	3
Gain on sale of investment in marketable securities	3,895	—	—	—
Net income from discontinued operations	3,626	4,035	5,645	5,769
Gain on sale of discontinued operations	18,817	29,507	114,735	—
Net income attributable to SL Green	60,525	68,426	239,277	149,828
Perpetual preferred stock dividends	(3,738)	(3,738)	(3,738)	(3,738)
Net income attributable to SL Green common stockholders	$56,787	$64,688	$235,539	$146,090
Net income attributable to common stockholders per common share—basic	$0.59	$0.68	$2.47	$1.54
Net income attributable to common stockholders per common share—diluted	$0.59	$0.68	$2.46	$1.53

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

23. Quarterly Financial Data of the Operating Partnership (unaudited)
Summarized quarterly financial data for the years ended December 31, 2015 and 2014, which is reflective of the reclassification of the properties sold or held for sale during 2015 and 2014 as discontinued operations (see Note 4, "Properties Held for Sale and Dispositions"), was as follows (in thousands, except for per share amounts):

2015 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$425,390	$432,066	$409,074	$396,299
Income (loss) from continuing operations before equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	$51,691	$18,104	$(37,714)	$35,397
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(206)	15,281	769	—
Purchase price fair value adjustment	40,078	—	—	—
Gain on sale of real estate	16,270	159,704	—	—
Depreciable real estate reserves	—	(19,226)	—	—
Loss on early extinguishment of debt	—	—	—	(49)
Net income from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	1,139	—	—	12,983
Net income attributable to SLGOP	108,972	173,863	(36,945)	48,758
Perpetual preferred units distributions	(3,738)	(3,738)	(3,738)	(3,738)
Net income (loss) attributable to SLGOP common unitholders	$105,234	$170,125	$(40,683)	$45,020
Net income (loss) attributable to common unitholders per common unit—basic	$1.02	$1.64	$(0.39)	$0.44
Net income (loss) attributable to common unitholders per common unit—diluted	$1.01	$1.64	$(0.39)	$0.44

2014 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$386,627	$390,274	$380,631	$362,446
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, (loss) gain on early extinguishment of debt, gain on sale of investment in marketable securities, net of noncontrolling interests	$42,837	$49,499	$55,680	$44,144
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	673	16,496	1,444	104,640
Purchase price fair value adjustment	—	(4,000)	71,446	—
Gain (loss) on early extinguishment of debt	(6,865)	(24,475)	(1,028)	3
Gain on sale of investment in marketable securities	3,895	—	—	—
Net income from discontinued operations	3,626	4,035	5,645	5,769
Gain on sale of discontinued operations	18,817	29,507	114,735	—
Net income attributable to SLGOP	62,983	71,062	247,922	154,556
Perpetual preferred distributions	(3,738)	(3,738)	(3,738)	(3,738)
Net income attributable to SLGOP common unitholders	$59,245	$67,324	$244,184	$150,818
Net income attributable to common unitholders per common unit—basic	$0.59	$0.68	$2.47	$1.54
Net income attributable to common unitholders per common unit—diluted	$0.59	$0.68	$2.46	$1.53

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule II - Valuation and Qualifying Accounts
December 31, 2015
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off/Recovery	Balance at End of Year
Year Ended December 31, 2015
Tenant and other receivables—allowance	$18,068	$8,139	$(8,589)	$17,618
Deferred rent receivable—allowance	$27,411	$2,789	$(8,470)	$21,730
Year Ended December 31, 2014
Tenant and other receivables—allowance	$17,325	$13,533	$(12,790)	$18,068
Deferred rent receivable—allowance	$30,333	$4,140	$(7,062)	$27,411
Year Ended December 31, 2013
Tenant receivables—allowance	$14,341	$13,425	$(10,441)	$17,325
Deferred rent receivable—allowance	$29,580	$7,563	$(6,810)	$30,333

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave(1)	300,000	—	107,832	—	233,845	—	341,677	341,677	123,717	1927	3/1998	Various
711 Third Avenue(1)(7)	—	19,844	42,499	—	38,618	19,844	81,117	100,961	29,741	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	50,261	18,846	128,965	147,811	53,036	1971	1/1999	Various
317 Madison Ave(1)	—	21,205	85,559	(21,205)	(85,559)	—	—	—	—	1920	6/2001	Various
220 East 42nd Street(1)	275,000	50,373	203,727	635	64,648	51,008	268,375	319,383	90,072	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	11,527	—	74,222	74,222	24,449	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	37,283	51,093	243,255	294,348	78,460	1958	7/2004	Various
625 Madison Ave(1)	—	—	246,673	—	38,779	—	285,452	285,452	87,625	1956	10/2004	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	88,570	78,282	415,395	493,677	140,556	1956	12/2004	Various
609 Fifth Avenue(1)	—	36,677	145,954	—	8,157	36,677	154,111	190,788	37,473	1925	6/2006	Various
120 West 45th Street(1)	—	60,766	250,922	(60,766)	(250,922)	—	—	—	—	1998	1/2007	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	65,604	114,077	541,990	656,067	131,946	1970	1/2007	Various
919 Third Avenue(1)(2)	500,000	223,529	1,033,198	35,410	27,639	258,939	1,060,837	1,319,776	245,932	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	36,857	—	765,070	765,070	198,483	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	32,612	91,038	413,356	504,394	102,335	1966	1/2007	Various
1100 King Street— 1-7 International Drive(3)	—	49,392	104,376	2,473	17,612	51,865	121,988	173,853	31,007	1983/1986	1/2007	Various
520 White Plains Road(3)	—	6,324	26,096	—	6,720	6,324	32,816	39,140	8,617	1979	1/2007	Various
115-117 Stevens Avenue(3)	—	5,933	23,826	—	5,797	5,933	29,623	35,556	7,916	1984	1/2007	Various
100 Summit Lake Drive(3)	—	10,526	43,109	—	7,402	10,526	50,511	61,037	13,567	1988	1/2007	Various
200 Summit Lake Drive(3)	—	11,183	47,906	—	8,223	11,183	56,129	67,312	14,714	1990	1/2007	Various
500 Summit Lake Drive(3)	—	9,777	39,048	—	5,456	9,777	44,504	54,281	10,557	1986	1/2007	Various
140 Grand Street(3)	—	6,865	28,264	(6,865)	(28,264)	—	—	—	—	1991	1/2007	Various
360 Hamilton Avenue(3)	—	29,497	118,250	—	12,515	29,497	130,765	160,262	31,927	2000	1/2007	Various
1-6 Landmark Square(4)	79,562	50,947	195,167	—	36,803	50,947	231,970	282,917	54,477	1973-1984	1/2007	Various
7 Landmark Square(4)	—	2,088	7,748	(367)	84	1,721	7,832	9,553	799	2007	1/2007	Various
680 Washington Boulevard(2)(4)	—	11,696	45,364	—	5,818	11,696	51,182	62,878	12,783	1989	1/2007	Various
750 Washington Boulevard(2)(4)	—	16,916	68,849	—	6,459	16,916	75,308	92,224	17,391	1989	1/2007	Various
1010 Washington Boulevard(4)	—	7,747	30,423	—	5,223	7,747	35,646	43,393	8,732	1988	1/2007	Various
500 West Putnam Avenue(4)	22,376	11,210	44,782	—	5,054	11,210	49,836	61,046	11,684	1973	1/2007	Various
150 Grand Street(3)	—	1,371	5,446	(1,371)	(5,446)	—	—	—	—	1962	1/2007	Various
400 Summit Lake Drive(3)	—	38,889	1	285	—	39,174	1	39,175	1	---	1/2007	N/A
331 Madison Avenue(1)	—	14,763	65,241	(14,763)	(65,241)	—	—	—	—	1923	4/2007	Various
1055 Washington Boulevard(4)	—	13,516	53,228	—	5,297	13,516	58,525	72,041	13,747	1987	6/2007	Various
1 Madison Avenue(1)	542,817	172,641	654,394	905	15,261	173,546	669,655	843,201	141,854	1960	8/2007	Various

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
125 Chubb Way(5)	—	5,884	25,958	—	24,482	5,884	50,440	56,324	7,200	2008	1/2008	Various
100 Church Street(1)	225,099	32,494	79,996	2,500	87,286	34,994	167,282	202,276	33,564	1959	1/2010	Various
125 Park Avenue(1)	—	120,900	189,714	—	55,365	120,900	245,079	365,979	43,887	1923	10/2010	Various
885 Third Avenue(1)	267,650	131,766	—	110,771	—	242,537	—	242,537	—	---	12/2010	N/A
Williamsburg(6)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	1,343	2010	12/2010	Various
1515 Broadway(1)	900,000	462,700	707,938	1,145	102,335	463,845	810,273	1,274,118	112,497	1972	4/2011	Various
110 East 42nd Street(1)	—	34,000	46,411	2,354	19,165	36,354	65,576	101,930	12,397	1921	5/2011	Various
51 East 42nd Street(1)	—	44,095	33,470	(44,095)	(33,470)	—	—	—	—	1913	11/2011	Various
400 East 57th Street(1)(11)	67,644	39,780	69,895	—	14,136	39,780	84,031	123,811	7,534	1931	1/2012	Various
400 East 58th Street(1)(11)	28,990	17,549	30,916	—	6,217	17,549	37,133	54,682	3,291	1929	1/2012	Various
752 Madison Avenue(1)(8)	—	282,415	7,131	1,871	10	284,286	7,141	291,427	858	1996/2012	1/2012	Various
762 Madison Avenue(1)(11)	7,872	6,153	10,461	—	90	6,153	10,551	16,704	1,083	1910	1/2012	Various
19-21 East 65th Street(1)(11)	—	—	7,389	—	159	—	7,548	7,548	753	1928-1940	1/2012	Various
304 Park Avenue(1)	—	54,189	75,619	300	8,122	54,489	83,741	138,230	10,341	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	49,534	24,343	86,692	111,035	1,462	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	1,888	45,976	69,204	115,180	7,308	1902	9/2012	Various
1080 Amsterdam(1)(9)	3,525	—	27,445	—	20,405	—	47,850	47,850	1,766	1932	10/2012	Various
131-137 Spring Street(1)(10)	—	27,021	105,342	(27,021)	(105,342)	—	—	—	—	1891	12/2012	Various
248-252 Bedford Avenue(6)(11)	29,000	10,865	44,035	(10,865)	(43,672)	—	363	363	—	2012	3/2013	Various
16 Court Street(6)	—	19,217	63,210	—	10,854	19,217	74,064	93,281	7,393	1927-1928	4/2013	Various
315 West 33rd Street (1)	—	195,834	164,429	—	6,173	195,834	170,602	366,436	10,246	2000-2001	11/2013	Various
562 Fifth Avenue(1)	—	57,052	10,487		1,213	57,052	11,700	68,752	1,874	1909/1920/1921	11/2013	Various
388-390 Greenwich Street(1)	1,450,000	516,292	964,434	—	140,275	516,292	1,104,709	1,621,001	48,195	1986/1990	5/2014	Various
719 Seventh Avenue(1)(12)	—	41,850	—	500	6,107	42,350	6,107	48,457	—	1927	7/2014	Various
115 Spring Street(1)	—	11,078	44,799	—	247	11,078	45,046	56,124	1,788	1900	7/2014	Various
635 Madison(1)	—	205,632	15,805	—	—	205,632	15,805	221,437	515		9/2014	N/A
102 Greene Street(1)	—	8,215	26,717	—	277	8,215	26,994	35,209	847	1910	11/2014	Various
1640 Flatbush Avenue (6)	—	6,120	680	—	—	6,120	680	6,800	13	1966	3/2015	Various
One Vanderbilt (1)(13)	—	80,069	116,557	—	31,095	80,069	147,652	227,721	—	N/A	6/2001 - 11/2011	Various
Upper East Side Residential (1)(11)	—	17,500	32,500	26	48	17,526	32,548	50,074	450	1930	6/2015	Various
110 Greene Street (1)(11)	—	89,250	165,750	—	324	89,250	166,074	255,324	1,827	1910	7/2015	Various
11 Madison Ave (1)	1,400,000	849,926	1,579,118	—	66,007	849,926	1,645,125	2,495,051	11,020	1929	8/2015	Various
187 Broadway (1)	8,400	4,707	8,741	—	—	4,707	8,741	13,448	799	1969	8/2015	Various
5-7 Dey Street (1)	31,600	17,394	32,304	—	—	17,394	32,304	49,698	2,953	1921	8/2015	Various
30 East 40th Street (1)	—	4,650	20,000	—	—	4,650	20,000	24,650	82	1927	8/2015	Various
600 Lexington Avenue (1)(14)	112,795	97,044	180,224	—	—	97,044	180,224	277,268	288	1983	12/2015	Various
Other (15)	—	2,130	10,894	—	—	2,130	10,894	13,024	3,534			Various
Total	$6,702,330	$4,803,542	$10,994,972	$(24,384)	$907,472	$4,779,158	$11,902,444	$16,681,602	$2,060,706

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

______________________________________________________________________

(1)	Property located in New York, New York.

(2)	We own a 51.0% interest in this property.

(3)	Property located in Westchester County, New York.

(4)	Property located in Connecticut.

(5)	Property located in New Jersey.

(6)	Property located in Brooklyn, New York.

(7)	We own a 50.0% interest in this property.

(8)	We own an 80.0% interest in this property.

(9)	We own a 92.5% interest in this property.

(10)	We own a 20.0% interest in this property.

(11)	We own a 90.0% interest in this property.

(12)	We own a 75.0% interest in this property.

(13)	Properties at 317 Madison Avenue, 331 Madison Avenue and 51 East 42nd Street were demolished in preparation of the development site for the One Vanderbilt project.

(14)
In May 2010 we acquired a 55.0% interest in this property for $193.0 million. In December 2015 we acquired the additional 45.0% interest in this property, thereby consolidating full ownership of the property. The December 2015 transaction valued the consolidated interests at $277.3 million.

(15)	Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

The changes in real estate for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$14,069,141	$12,333,780	$11,662,953
Property acquisitions	3,064,137	2,428,259	702,717
Improvements	396,555	379,295	199,141
Retirements/disposals/deconsolidation	(848,231)	(1,072,193)	(231,031)
Balance at end of year	$16,681,602	$14,069,141	$12,333,780
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2015 was $12.4 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$1,905,165	$1,646,240	$1,393,323
Depreciation for year	480,523	307,823	286,776
Retirements/disposals/deconsolidation	(324,982)	(48,898)	(33,859)
Balance at end of year	$2,060,706	$1,905,165	$1,646,240

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTNG AND FINANCIAL DISCLOSURE

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2015.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2015.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SL Green Realty Corp.
We have audited SL Green Realty Corp.'s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Partners of SL Green Operating Partnership, L.P.
We have audited SL Green Operating Partnership L.P.'s (the "Operating Partnership") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Operating Partnership as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2015 of the Operating Partnership and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 26, 2016

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2016, or the 2016 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2016 proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2016 Proxy Statement and is incorporated herein by reference.
IITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2016 Proxy Statement and is incorporated herein by reference.

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

INDEX TO EXHIBITS

3.1	Articles of Restatement, incorporated by reference to the Company's Form 10-Q, dated July 11, 2014, filed with the SEC on August 11, 2014.
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

3.6
Articles Supplementary classifying and designating 9,200,000 shares of the Company's 6.50% Series I Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 7, 2012, filed with the SEC on August 9, 2012.

3.7
First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.

3.8
First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated May 14, 1998, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.

3.9
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on July 31, 2002.

3.10
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated December 12, 2003, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

3.11
Amended and Restated Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 15, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

3.12
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

3.13
Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 30, 2006, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006.

3.14
Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.

3.15
Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.

3.16
Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 30, 2011, incorporated by reference to the Company's Form 8-K, dated December 5, 2011, filed with the SEC on December 5, 2011.

3.17
Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 31, 2012, incorporated by reference to the Company's Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.

3.18
Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.

3.19
Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 10, 2012, incorporated by reference to the Company's Form 8-K, dated August 10, 2012, filed with the SEC on August 10, 2012.

3.20	Third Amended and Restated Bylaws of the Company, incorporated by reference in the Company's Form 10-Q dated June 11, 2014, filed with the SEC on August 11, 2014.
3.21
Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of April 2, 2014, incorporated by reference to the Company's Form 8-K, dated April 4, 2014, filed with the SEC on April 4, 2014.

3.22
Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.23
Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.24
Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as February 12, 2015, incorporated by reference to the Company's Form 8-K, dated February 12, 2015, filed with the SEC on February 13, 2015.

3.25
Seventeenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 19, 2015, incorporated by reference to the Company's Form 8-K, dated June 22, 2015, filed with the SEC on June 22, 2015.

3.26
Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.

3.27
Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.

3.28
Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.

3.29
Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.

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
10.14
First Amendment to Non-Employee Directors' Deferral Program, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2011.*

10.15
Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*

10.16
Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*

10.17
Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*

10.18
Amended and Restated Employment and Noncompetition Agreement, dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.*

10.19
Amended and Restated Employment and Noncompetition Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016. *

10.20
Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.*

10.21
Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016. *

10.22
Amended and Restated Employment and Noncompetition Agreement, dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.*

10.23
Deferred Compensation Agreement (2014), dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.*

10.24
Employment and Noncompetition Agreement, dated as of October 28, 2013, by and between the Company and James Mead, incorporated by reference to the Company’s Form 8-K, dated October 28, 2013, filed with the SEC on October 28, 2013.*

10.25
Amended and Restated Employment and Noncompetition Agreement, dated June 27, 2013, between the Company and Andrew S. Levine, incorporated by reference to the Company’s Form 8-K, dated June 27, 2013, filed with the SEC on July 3, 2013.*

10.26
Amended and Restated Employment and Noncompetition Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Andrew S. Levine, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016. *

10.27
At-the-Market Equity Offering Sales Agreement, dated July 27, 2011, among the Company, the Operating Partnership and Citigroup Global Markets Inc., incorporated by reference to the Company's Form 8-K, dated July 27, 2011, filed with the SEC on July 27, 2011.

10.28
At-the-Market Equity Offering Sales Agreement, dated July 27, 2011, among the Company, the Operating Partnership and J.P. Morgan Securities LLC, incorporated by reference to the Company's Form 8-K, dated July 27, 2011, filed with the SEC on July 27, 2011.

10.29
First Amendment to Amended and Restated Agreement Credit Agreement, dated March 21, 2014, incorporated by reference to the Company's Current Report on Form 8-K, dated March 24, 2014, filed with the SEC on March 24, 2014.

10.30
Thirteenth Amendment, dated April 2, 2014, to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., incorporated by reference to the Company's Form 8-K, dated April 4, 2014, filed with the SEC on April 4, 2014.

10.31	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 2, 2014.
10.32	Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 2, 2014.
10.33	Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on February 13, 2015.
10.34	Employment Agreement, dated as of October 30, 2014, by and between SL Green Realty Corp. and Matthew DilLiberto.
10.35
Agreement Regarding Additional Term Loan, dated as of November 10, 2014, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, The Bank of New York Mellon (as Increasing Lender) and Wells Fargo Bank, National Association, as Administrative Agent.

10.36
Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2015, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

10.37	Seventeenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on June 22, 2015.

10.38	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 24, 2015.
10.39	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 24, 2015.
10.40	Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on August 21, 2015.
10.41	Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on August 21, 2015.
10.42
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
32.30
Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.40
Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.1
The following financial statements from the SL Green Realty Corp. and SL Green Operating Partnership, L.P. 's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statement of Equity for the years ended December 31, 2014, 2013 and 2012 of the Company, (v) Consolidated Statement of Capital for the years ended December 31, 2014, 2013 and 2012 of the Operating Partnership (vi) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vii) Notes to Consolidated Financial Statements, detail tagged, filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 26, 2016		Matthew J. DiLiberto Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	February 26, 2016
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016
Marc Holliday

/s/ Andrew W. Mathias	President and Director	February 26, 2016
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Matthew J. DiLiberto

/s/ John H. Alschuler Jr.	Director	February 26, 2016
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director	February 26, 2016
Edwin T. Burton, III

/s/ John S. Levy	Director	February 26, 2016
John S. Levy

/s/ Craig M. Hatkoff	Director	February 26, 2016
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director	February 26, 2016
Betsy S. Atkins

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 26, 2016	By:	Matthew J. DiLiberto Chief Financial Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	February 26, 2016
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 26, 2016
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2016
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 26, 2016
Matthew J. DiLiberto

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2016
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2016
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2016
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2016
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2016
Betsy S. Atkins