Form 10-Q
period 2016-06-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2016-08-04
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
SL Green Realty Corp.    Yes ☐    No ☒            SL Green Operating Partnership, L.P.    Yes ☐    No ☒
As of August 1, 2016, 100,319,785 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of August 1, 2016, 1,497,718 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of June 30, 2016, the Company owned 95.7% of the outstanding general and limited partnership interest in the Operating Partnership and noncontrolling investors held, in aggregate, a 4.3% limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
Noncontrolling interests in the Operating Partnership, stockholders' equity of the Company and partners' capital of the Operating Partnership are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership not owned by the Company are accounted for as noncontrolling interests, within mezzanine equity, in the Company's and the Operating Partnership's consolidated financial statements.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1.

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$4,108,821	$4,779,159
Building and improvements	9,362,614	10,423,739
Building leasehold and improvements	1,435,255	1,431,259
Properties under capital lease	47,445	47,445
	14,954,135	16,681,602
Less: accumulated depreciation	(2,166,059)	(2,060,706)
	12,788,076	14,620,896
Assets held for sale	39,642	34,981
Cash and cash equivalents	276,226	255,399
Restricted cash	166,905	233,578
Investments in marketable securities	39,339	45,138
Tenant and other receivables, net of allowance of $18,728 and $17,618 in 2016 and 2015, respectively	57,551	63,491
Related party receivables	13,059	10,650
Deferred rents receivable, net of allowance of $22,917 and $21,730 in 2016 and 2015, respectively	443,981	498,776
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,329 and $18,759 in 2016 and 2015, respectively	1,357,181	1,670,020
Investments in unconsolidated joint ventures	1,126,486	1,203,858
Deferred costs, net	256,303	239,920
Other assets	979,474	850,939
Total assets	$17,544,223	$19,727,646
Liabilities
Mortgages and other loans payable, net	$5,524,110	$6,881,920
Revolving credit facility, net	277,420	985,055
Term loan and senior unsecured notes, net	2,060,690	2,308,478
Accrued interest payable	36,378	42,406
Other liabilities	243,011	168,477
Accounts payable and accrued expenses	189,690	196,213
Deferred revenue	384,145	399,102
Capital lease obligations	41,751	41,360
Deferred land leases payable	2,236	1,783
Dividend and distributions payable	80,555	79,790
Security deposits	68,199	68,023
Liabilities related to assets held for sale	7	29,000
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,008,192	11,301,607

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	486,452	424,206
Preferred units	302,460	282,516

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2016 and December 31, 2015	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 100,164 and 100,063 issued and outstanding at June 30, 2016 and December 31, 2015, respectively (including 87 shares held in treasury at June 30, 2016 and December 31, 2015)	1,003	1,001
Additional paid-in-capital	5,466,593	5,439,735
Treasury stock at cost	(10,000)	(10,000)
Accumulated other comprehensive loss	(16,558)	(8,749)
Retained earnings	1,655,320	1,643,546
Total SL Green stockholders' equity	7,318,290	7,287,465
Noncontrolling interests in other partnerships	428,829	431,852
Total equity	7,747,119	7,719,317
Total liabilities and equity	$17,544,223	$19,727,646

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenue, net	$416,809	$304,226	$762,416	$607,555
Escalation and reimbursement	48,616	41,407	94,227	82,376
Investment income	44,214	45,191	98,951	87,260
Other income	107,975	18,250	117,464	28,182
Total revenues	617,614	409,074	1,073,058	805,373
Expenses
Operating expenses, including $6,667 and $10,129 in 2016 and $4,472 and $8,189 in 2015 of related party expenses	75,324	70,114	154,844	146,891
Real estate taxes	62,124	56,286	123,798	112,009
Ground rent	8,307	8,086	16,615	16,274
Interest expense, net of interest income	89,089	75,746	183,761	151,553
Amortization of deferred financing costs	7,433	5,952	15,365	12,567
Depreciation and amortization	425,042	199,565	604,350	307,902
Transaction related costs	2,115	3,067	3,394	4,210
Marketing, general and administrative	24,484	23,200	48,516	48,664
Total expenses	693,918	442,016	1,150,643	800,070
(Loss) income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, loss on sale of investment in marketable securities and loss on early extinguishment of debt	(76,304)	(32,942)	(77,585)	5,303
Equity in net income from unconsolidated joint ventures	5,841	2,994	15,937	7,024
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	33,448	769	43,363	769
Gain on sale of real estate, net	196,580	—	210,353	—
Depreciable real estate reserves	(10,387)	—	(10,387)	—
Loss on sale of investment in marketable securities	(83)	—	(83)	—
Loss on early extinguishment of debt	—	—	—	(49)
Income (loss) from continuing operations	149,095	(29,179)	181,598	13,047
Net income (loss) from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	—	—	—	12,983
Net income (loss)	149,095	(29,179)	181,598	26,457
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(5,586)	1,577	(6,508)	(166)
Noncontrolling interests in other partnerships	(3,435)	(6,626)	(5,409)	(12,553)
Preferred units distributions	(2,880)	(1,140)	(5,528)	(2,091)
Net income (loss) attributable to SL Green	137,194	(35,368)	164,153	11,647
Perpetual preferred stock dividends	(3,737)	(3,738)	(7,475)	(7,476)
Net income (loss) attributable to SL Green common stockholders	$133,457	$(39,106)	$156,678	$4,171

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amounts attributable to SL Green common stockholders:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(77,056)	$(39,846)	$(76,947)	$(9,467)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	32,058	740	41,634	740
Net income from discontinued operations	—	—	—	411
Gain on sale of discontinued operations	—	—	—	12,487
Gain on sale of real estate	188,410	—	201,964	—
Depreciable real estate reserves	(9,955)	—	(9,973)	—
Net income (loss) attributable to SL Green common stockholders	$133,457	$(39,106)	$156,678	$4,171
Basic earnings per share:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(0.77)	$(0.40)	$(0.77)	$(0.10)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.32	0.01	0.42	0.01
Gain on sale of discontinued operations	—	—	—	0.13
Gain on sale of real estate	1.88	—	2.02	—
Depreciable real estate reserves	(0.10)	—	(0.10)	—
Net income (loss) attributable to SL Green common stockholders	$1.33	$(0.39)	$1.57	$0.04
Diluted earnings per share:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(0.77)	$(0.40)	$(0.77)	$(0.10)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.32	0.01	0.42	0.01
Gain on sale of discontinued operations	—	—	—	0.13
Gain on sale of real estate	1.88	—	2.01	—
Depreciable real estate reserves	(0.10)	—	(0.10)	—
Net income (loss) attributable to SL Green common stockholders	$1.33	$(0.39)	$1.56	$0.04
Dividends per share	$0.72	$0.60	$1.44	$1.20
Basic weighted average common shares outstanding	100,134	99,579	100,093	98,994
Diluted weighted average common shares and common share equivalents outstanding	104,792	99,579	104,533	103,423

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$149,095	$(29,179)	$181,598	$26,457
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SL Green's share of joint venture net unrealized (loss) gain on derivative instruments	257	2,250	(7,315)	(3,430)
Change in unrealized gain (loss) on marketable securities	354	(1,304)	(869)	(654)
Other comprehensive income (loss)	611	946	(8,184)	(4,084)
Comprehensive income (loss)	149,706	(28,233)	173,414	22,373
Net income (loss) attributable to noncontrolling interests and preferred units distributions	(11,901)	(6,189)	(17,445)	(14,810)
Other comprehensive income (loss) attributable to noncontrolling interests	53	(42)	375	158
Comprehensive income (loss) attributable to SL Green	$137,858	$(34,464)	$156,344	$7,721

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2015	$221,932	99,976	$1,001	$5,439,735	$(10,000)	$(8,749)	$1,643,546	$431,852	$7,719,317
Net income							164,153	5,409	169,562
Other comprehensive loss						(7,809)			(7,809)
Preferred dividends							(7,475)		(7,475)
DRSPP proceeds		1		89					89
Conversion of units of the Operating Partnership to common stock		109	1	11,794					11,795
Reallocation of noncontrolling interest in the Operating Partnership							(906)		(906)
Deferred compensation plan and stock award, net		4		(2,150)					(2,150)
Amortization of deferred compensation plan				12,823					12,823
Issuance of common stock				(40)					(40)
Proceeds from stock options exercised		74	1	4,342					4,343
Contributions to consolidated joint venture interests								1,434	1,434
Cash distributions to noncontrolling interests								(9,866)	(9,866)
Cash distributions declared ($1.44 per common share, none of which represented a return of capital for federal income tax purposes)							(143,998)		(143,998)
Balance at June 30, 2016	221,932	100,164	$1,003	$5,466,593	$(10,000)	$(16,558)	$1,655,320	$428,829	$7,747,119

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$181,598	$26,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619,715	320,472
Equity in net income from unconsolidated joint ventures	(15,937)	(7,024)
Distributions of cumulative earnings from unconsolidated joint ventures	15,260	22,464
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(43,363)	(769)
Depreciable real estate reserves	10,387	—
Gain on sale of real estate	(210,353)	—
Gain on sale of discontinued operations	—	(12,983)
Loss on sale of investments in marketable securities	83	—
Loss on early extinguishment of debt	—	49
Deferred rents receivable	53,042	(65,260)
Other non-cash adjustments (1)	(164,276)	(3,592)
Changes in operating assets and liabilities:
Restricted cash—operations	(10,069)	(1,246)
Tenant and other receivables	4,820	(6,826)
Related party receivables	(2,386)	340
Deferred lease costs	(31,951)	(35,918)
Other assets	4,362	11,410
Accounts payable, accrued expenses and other liabilities and security deposits	(33,635)	(16,987)
Deferred revenue and land leases payable	(3,919)	2,872
Net cash provided by operating activities	373,378	233,459
Investing Activities
Acquisitions of real estate property	(37,728)	(42,556)
Additions to land, buildings and improvements	(157,118)	(122,520)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	76,220	(229,853)
Investments in unconsolidated joint ventures	(25,389)	(109,135)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	161,413	49,059
Net proceeds from disposition of real estate/joint venture interest	1,916,312	491,598
Proceeds from sale of marketable securities	5,180	295
Purchases of marketable securities	(331)	(7,769)
Other investments	(2,987)	(9,620)
Origination of debt and preferred equity investments	(227,196)	(387,216)
Repayments or redemption of debt and preferred equity investments	418,371	109,784
Net cash provided by investing activities	2,126,747	(257,933)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2016	2015
Financing Activities
Proceeds from mortgages and other loans payable	$250,514	$106,421
Repayments of mortgages and other loans payable	(1,663,616)	(489,138)
Proceeds from revolving credit facility and senior unsecured notes	700,000	1,055,000
Repayments of revolving credit facility and senior unsecured notes	(1,664,296)	(735,007)
Proceeds from stock options exercised and DRIP issuance	4,431	111,307
Proceeds from sale of common stock	—	124,999
Redemption of preferred stock	(2,849)	(200)
Distributions to noncontrolling interests in other partnerships	(9,866)	(111,715)
Contributions from noncontrolling interests in other partnerships	1,434	8,655
Distributions to noncontrolling interests in the Operating Partnership	(6,009)	(4,693)
Dividends paid on common and preferred stock	(156,234)	(127,310)
Other obligations related to mortgage loan participations	76,500	25,000
Deferred loan costs and capitalized lease obligation	(9,307)	(4,358)
Net cash used in financing activities	(2,479,298)	(41,039)
Net increase in cash and cash equivalents	20,827	(65,513)
Cash and cash equivalents at beginning of year	255,399	281,409
Cash and cash equivalents at end of period	$276,226	$215,896

(1) Included in Other non-cash adjustments is $172.4 million for the six months ended June 30, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership relating to the investment in unconsolidated joint ventures	$51,647	$—
Redemption of units in the operating partnership	11,795	37,992
Derivative instruments at fair value	7,701	2,000
Exchange of debt investment for equity in joint venture	68,581	10,151
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	—	21,578
Acquisition of subsidiary interest from noncontrolling interest	—	20,630
Issuance of preferred units relating to the real estate acquisition	22,793	53,808
Tenant improvements and capital expenditures payable	11,637	17,661
Fair value adjustment to noncontrolling interest in operating partnership	906	20,670
Capital lease assets	—	—
Transfer of assets to assets held for sale	1,931,217	420,569
Transfer of liabilities related to assets held for sale	1,612,008	178,252
Deferred leasing payable	1,222	5,525
Removal of fully depreciated commercial real estate properties	13,471	—
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$4,108,821	$4,779,159
Building and improvements	9,362,614	10,423,739
Building leasehold and improvements	1,435,255	1,431,259
Property under capital lease	47,445	47,445
	14,954,135	16,681,602
Less: accumulated depreciation	(2,166,059)	(2,060,706)
	12,788,076	14,620,896
Assets held for sale	39,642	34,981
Cash and cash equivalents	276,226	255,399
Restricted cash	166,905	233,578
Investments in marketable securities	39,339	45,138
Tenant and other receivables, net of allowance of $18,728 and $17,618 in 2016 and 2015, respectively	57,551	63,491
Related party receivables	13,059	10,650
Deferred rents receivable, net of allowance of $22,917 and $21,730 in 2016 and 2015, respectively	443,981	498,776
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,329 and $18,759 in 2016 and 2015, respectively	1,357,181	1,670,020
Investments in unconsolidated joint ventures	1,126,486	1,203,858
Deferred costs, net	256,303	239,920
Other assets	979,474	850,939
Total assets	$17,544,223	$19,727,646
Liabilities
Mortgages and other loans payable, net	$5,524,110	$6,881,920
Revolving credit facility, net	277,420	985,055
Term loan and senior unsecured notes, net	2,060,690	2,308,478
Accrued interest payable	36,378	42,406
Other liabilities	243,011	168,477
Accounts payable and accrued expenses	189,690	196,213
Deferred revenue	384,145	399,102
Capital lease obligations	41,751	41,360
Deferred land leases payable	2,236	1,783
Dividend and distributions payable	80,555	79,790
Security deposits	68,199	68,023
Liabilities related to assets held for sale	7	29,000
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	9,008,192	11,301,607
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,504 and 3,746 limited partner common units outstanding at June 30, 2016 and December 31, 2015, respectively)	486,452	424,206
Preferred units	302,460	282,516

	June 30, 2016	December 31, 2015
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2016 and December 31, 2015	221,932	221,932
SL Green partners' capital (1,041 and 1,035 general partner common units and 99,041 and 98,941 limited partner common units outstanding at June 30, 2016 and December 31, 2015, respectively)	7,112,916	7,074,282
Accumulated other comprehensive loss	(16,558)	(8,749)
Total SLGOP partners' capital	7,318,290	7,287,465
Noncontrolling interests in other partnerships	428,829	431,852
Total capital	7,747,119	7,719,317
Total liabilities and capital	$17,544,223	$19,727,646

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenue, net	$416,809	$304,226	$762,416	$607,555
Escalation and reimbursement	48,616	41,407	94,227	82,376
Investment income	44,214	45,191	98,951	87,260
Other income	107,975	18,250	117,464	28,182
Total revenues	617,614	409,074	1,073,058	805,373
Expenses
Operating expenses, including $6,667 and $10,129 in 2016 and $4,472 and $8,189 in 2015 of related party expenses	75,324	70,114	154,844	146,891
Real estate taxes	62,124	56,286	123,798	112,009
Ground rent	8,307	8,086	16,615	16,274
Interest expense, net of interest income	89,089	75,746	183,761	151,553
Amortization of deferred financing costs	7,433	5,952	15,365	12,567
Depreciation and amortization	425,042	199,565	604,350	307,902
Transaction related costs	2,115	3,067	3,394	4,210
Marketing, general and administrative	24,484	23,200	48,516	48,664
Total expenses	693,918	442,016	1,150,643	800,070
(Loss) income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, loss on sale of investment in marketable securities and loss on early extinguishment of debt	(76,304)	(32,942)	(77,585)	5,303
Equity in net income from unconsolidated joint ventures	5,841	2,994	15,937	7,024
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	33,448	769	43,363	769
Gain on sale of real estate, net	196,580	—	210,353	—
Depreciable real estate reserves	(10,387)	—	(10,387)	—
Loss on sale of investment in marketable securities	(83)	—	(83)	—
Loss on early extinguishment of debt	—	—	—	(49)
Income (loss) from continuing operations	149,095	(29,179)	181,598	13,047
Net income (loss) from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	—	—	—	12,983
Net income (loss)	149,095	(29,179)	181,598	26,457
Noncontrolling interests in other partnerships	(3,435)	(6,626)	(5,409)	(12,553)
Preferred units distributions	(2,880)	(1,140)	(5,528)	(2,091)
Net income (loss) attributable to SLGOP	142,780	(36,945)	170,661	11,813
Perpetual preferred unit distributions	(3,737)	(3,738)	(7,475)	(7,476)
Net income (loss) attributable to SLGOP common unitholders	$139,043	$(40,683)	$163,186	$4,337

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amounts attributable to SLGOP common unitholders:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(80,598)	$(41,452)	$(80,143)	$(9,842)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	33,448	769	43,363	769
Net income from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	—	—	—	12,983
Gain on sale of real estate	196,580	—	210,353	—
Depreciable real estate reserves	(10,387)	—	(10,387)	—
Net income (loss) attributable to SLGOP common unitholders	$139,043	$(40,683)	$163,186	$4,337

Basic earnings per unit:
(Loss) income from continuing operations before gains on sale and discontinued operations	$(0.77)	$(0.40)	$(0.77)	$(0.10)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.32	0.01	0.42	0.01
Net income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	—	—	0.13
Gain on sale of real estate	1.88	—	2.02	—
Depreciable real estate reserves	(0.10)	—	(0.10)	—
Net income (loss) attributable to SLGOP common unitholders	$1.33	$(0.39)	$1.57	$0.04
Diluted earnings per unit:
(Loss) income from continuing operations before gains on sale and discontinued operations	$(0.77)	$(0.40)	$(0.77)	$(0.10)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.32	0.01	0.42	0.01
Gain on sale of discontinued operations	—	—	—	0.13
Gain on sale of real estate	1.88	—	2.01	—
Depreciable real estate reserves	(0.10)	—	(0.10)	—
Net income (loss) attributable to SLGOP common unitholders	$1.33	$(0.39)	$1.56	$0.04
Dividends per unit	$0.72	$0.60	$1.44	1.20
Basic weighted average common units outstanding	104,476	103,487	104,251	102,930
Diluted weighted average common units and common unit equivalents outstanding	104,792	103,487	104,533	103,423

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$149,095	(29,179)	$181,598	26,457
Other comprehensive income (loss):
Change in net unrealized (loss) gain on derivative instruments, including SLGOP's share of joint venture net unrealized (loss) gain on derivative instruments	257	2,250	(7,315)	(3,430)
Change in unrealized gain (loss) on marketable securities	354	(1,304)	(869)	(654)
Other comprehensive income (loss)	611	946	(8,184)	(4,084)
Comprehensive income (loss)	149,706	(28,233)	173,414	22,373
Net income attributable to noncontrolling interests	(3,435)	(6,626)	(5,409)	(12,553)
Other comprehensive income (loss) attributable to noncontrolling interests	53	(42)	375	158
Comprehensive income attributable to SLGOP	$146,324	$(34,901)	$168,380	$9,978

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2015	$221,932	99,976	$7,074,282	$(8,749)	$431,852	$7,719,317
Net income			164,153		5,409	169,562
Other comprehensive (loss)				(7,809)		(7,809)
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		1	89			89
Conversion of common units		109	11,755			11,755
Reallocation of noncontrolling interests in the operating partnership			(906)			(906)
Deferred compensation plan and stock award, net		4	(2,150)			(2,150)
Amortization of deferred compensation plan			12,823			12,823
Contribution to consolidated joint venture interests					1,434	1,434
Contributions - proceeds from stock options exercised		74	4,343			4,343
Cash distributions to noncontrolling interests					(9,866)	(9,866)
Cash distributions declared ($1.44 per common unit, none of which represented a return of capital for federal income tax purposes)			(143,998)			(143,998)
Balance at June 30, 2016	$221,932	100,164	$7,112,916	$(16,558)	$428,829	$7,747,119

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$181,598	$26,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619,715	320,472
Equity in net income from unconsolidated joint ventures	(15,937)	(7,024)
Distributions of cumulative earnings from unconsolidated joint ventures	15,260	22,464
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(43,363)	(769)
Depreciable real estate reserves	10,387	—
Gain on sale of real estate	(210,353)	—
Gain on sale of discontinued operations	—	(12,983)
Loss on sale of investment in marketable securities	83	—
Loss on early extinguishment of debt	—	49
Deferred rents receivable	53,042	(65,260)
Other non-cash adjustments (1)	(164,276)	(3,592)
Changes in operating assets and liabilities:
Restricted cash—operations	(10,069)	(1,246)
Tenant and other receivables	4,820	(6,826)
Related party receivables	(2,386)	340
Deferred lease costs	(31,951)	(35,918)
Other assets	4,362	11,410
Accounts payable, accrued expenses and other liabilities and security deposits	(33,635)	(16,987)
Deferred revenue and land leases payable	(3,919)	2,872
Net cash provided by operating activities	373,378	233,459
Investing Activities
Acquisitions of real estate property	(37,728)	(42,556)
Additions to land, buildings and improvements	(157,118)	(122,520)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	76,220	(229,853)
Investments in unconsolidated joint ventures	(25,389)	(109,135)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	161,413	49,059
Net proceeds from disposition of real estate/joint venture interest	1,916,312	491,598
Proceeds from sale of marketable securities	5,180	295
Purchases of marketable securities	(331)	(7,769)
Other investments	(2,987)	(9,620)
Origination of debt and preferred equity investments	(227,196)	(387,216)
Repayments or redemption of debt and preferred equity investments	418,371	109,784
Net cash provided by investing activities	2,126,747	(257,933)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Financing Activities
Proceeds from mortgages and other loans payable	$250,514	$106,421
Repayments of mortgages and other loans payable	(1,663,616)	(489,138)
Proceeds from revolving credit facility, term loan and senior unsecured notes	700,000	1,055,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(1,664,296)	(735,007)
Proceeds from stock options exercised and DRIP issuance	4,431	111,307
Net proceeds from sale of common stock	—	124,999
Redemption of preferred units	(2,849)	(200)
Distributions to noncontrolling interests in other partnerships	(9,866)	(111,715)
Contributions from noncontrolling interests in other partnerships	1,434	8,655
Distributions paid on common and preferred units	(162,243)	(132,003)
Other obligations related to mortgage loan participations	76,500	25,000
Deferred loan costs and capitalized lease obligation	(9,307)	(4,358)
Net cash used in financing activities	(2,479,298)	(41,039)
Net increase in cash and cash equivalents	20,827	(65,513)
Cash and cash equivalents at beginning of year	255,399	281,409
Cash and cash equivalents at end of period	$276,226	$215,896

(1) Included in Other non-cash adjustments is $172.4 million for the six months ended June 30, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership relating to the investment in unconsolidated joint ventures	$51,647	—
Redemption of units in the operating partnership	11,795	37,992
Derivative instruments at fair value	7,701	2,000
Exchange of debt investment for equity in joint venture	68,581	10,151
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	—	21,578
Acquisition of subsidiary interest from noncontrolling interest	—	20,630
Issuance of preferred units relating to the real estate acquisition	22,793	53,808
Tenant improvements and capital expenditures payable	11,637	17,661
Transfer of assets to assets held for sale	1,931,217	420,569
Transfer of liabilities related to assets held for sale	1,612,008	178,252
Deferred leasing payable	1,222	5,525
Removal of fully depreciated commercial real estate properties	13,471	—

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2016

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2016, noncontrolling investors held, in the aggregate, a 4.30% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of June 30, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	25		18,368,606	6	4,244,139	31	22,612,745	95.6%
	Retail	10	(2)	418,563	9	352,952	19	771,515	87.8%
	Development/Redevelopment	3		42,635	3	767,311	6	809,946	34.9%
	Fee Interest	1		176,530	—	—	1	176,530	100.0%
		39		19,006,334	18	5,364,402	57	24,370,736	93.4%
Suburban	Office	26	(3)	4,235,300	2	640,000	28	4,875,300	82.1%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		28		4,288,300	3	640,000	31	4,928,300	82.3%
Total commercial properties		67		23,294,634	21	6,004,402	88	29,299,036	91.5%
Residential:
Manhattan	Residential	4	(2)	762,587	17	2,957,282	21	3,719,869	67.5%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		4		762,587	17	2,957,282	21	3,719,869	67.5%
Total portfolio(3)		71		24,057,221	38	8,961,684	109	33,018,905	88.8%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by the total acquisition square footage.  The weighted average occupancy for residential properties represents the total occupied units divided by the total available units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

(2)
As of June 30, 2016, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes the property at 500 West Putnam, which is classified as held for sale at June 30, 2016.
As of June 30, 2016, we also managed an office building of approximately 336,000 square foot (unaudited), which is owned by a third party and held debt and preferred equity investments with a book value of $1.7 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at June 30, 2016 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 of the Company and the Operating Partnership.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of June 30, 2016 and December 31, 2015 are $1.5 billion and $200.7 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of June 30, 2016 and December 31, 2015 are $594.6 million and $101.1 million, respectively, collateralized by the real estate assets of the related consolidated VIEs. As of June 30, 2016, assets held for sale and liabilities related to assets held for sale on the consolidated balance sheets did not include amounts related to consolidated VIEs.
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
June 30, 2016

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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at June 30, 2016, except for 500 West Putnam Avenue in Greenwich, Connecticut for which we recorded a $10.4 million depreciable real estate reserve during the three months ended June 30, 2016.
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
We recognized $156.8 million, $191.6 million, $8.3 million, and $22.6 million of rental revenue for the three and six months ended June 30, 2016 and 2015, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. Included in rental revenue is $149.9 million and $172.4 million for the three and six months ended June 30, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale. We recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $0.7 million, $1.3 million, $0.6 million, and $1.2 million for the three and six months ended June 30, 2016 and 2015, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Identified intangible assets (included in other assets):
Gross amount	$1,022,430	$939,518
Accumulated amortization	(420,167)	(403,747)
Net(1)	$602,263	$535,771
Identified intangible liabilities (included in deferred revenue):
Gross amount	$861,539	$866,561
Accumulated amortization	(498,992)	(486,928)
Net(1)	$362,547	$379,633

(1)
As of June 30, 2016 and December 31, 2015, $0.1 million and $0.2 million, respectively and $0.1 million and $0.1 million, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

In February 2016, we closed on the sale of 885 Third Avenue but did not meet the criteria for sale accounting under the full accrual method in ASC 360-20, Property, Plant and Equipment - Real Estate Sales. As a result the property remains on our consolidated balance sheet until the criteria is met.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
We designate a security as held-to-maturity, available-for-sale, or trading at acquisition. As of June 30, 2016, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At June 30, 2016 and December 31, 2015, we held the following marketable securities (in thousands):

	June 30, 2016	December 31, 2015
Equity marketable securities	$334	$4,704
Commercial mortgage-backed securities	39,005	40,434
Total marketable securities available-for-sale	$39,339	$45,138
The cost basis of the commercial mortgage-backed securities was $37.8 million and $38.7 million at June 30, 2016 and December 31, 2015, respectively. These securities mature at various times through 2049.
During the three and six months ended June 30, 2016 and 2015, we disposed of marketable securities for aggregate net proceeds of $4.3 million, $4.3 million, $0.2 million, and $0.3 million, respectively.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at June 30, 2016.
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
June 30, 2016

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
Interest income on debt and preferred equity investments is accrued based on the contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
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
June 30, 2016
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and six months ended June 30, 2016 and 2015.
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
During the three and six months ended June 30, 2016 and 2015, we recorded Federal, state and local tax provisions of $0.3 million, $1.5 million, $1.1 million, and $1.4 million, respectively.
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
June 30, 2016

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
June 30, 2016

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than two tenants, who account for 9.1% and 6.4% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at June 30, 2016. For the three months ended June 30, 2016, 10.0%, 9.3%, 7.2%, 6.7%, 5.9%, and 5.1% of our share of annualized cash rent for consolidated properties was attributable to 11 Madison Avenue, 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas, 420 Lexington Avenue and One Madison Avenue, respectively. Annualized cash rent for all other consolidated properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
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
June 30, 2016

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
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the guidance effective January 1, 2016. Accordingly, as of June 30, 2016 and December 31, 2015, $101.5 million and $130.3 million, respectively, of deferred debt issuance cost, net of amortization are presented as a direct reduction within Mortgages and other loans payable, Revolving credit facility, Term loan and senior unsecured notes on the Company's consolidated balance sheets.
In February 2015, the FASB issued guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The Company adopted the guidance effective January 1, 2016. Under the revised guidance, certain entities, including the Operating Partnership, now qualify as variable interest entities while some of our entities originally classified as variable interest entities no longer meet the criteria.  The change in designation did not have a material impact on our consolidated financial statements and did not change the consolidation conclusion on these entities.
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
In March 2016, the FASB issued implementation guidance which clarifies principal versus agent considerations in reporting revenue gross versus net (ASU 2016-08).
In April 2016, the FASB issued implementation guidance which clarifies the identification of performance obligations (ASU 2016-10).
In April 2016, the FASB amended its new revenue recognition guidance on identifying performance obligations to allow entities to disregard items that are immaterial and clarify when a good or service is separately identifiable (ASU 2016-10).
In May 2016, the FASB issued implementation guidance relating to transition, collectability, noncash consideration and presentation matters (ASU 2016-12).
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

3. Property Acquisitions
2016 Acquisitions
During the six months ended June 30, 2016, the property listed below was acquired from a third party. The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of this acquisition (in thousands):

183 Broadway(1)
Acquisition Date	March 2016
Ownership Type	Fee Interest
Property Type	Retail/Residential

Purchase Price Allocation:
Land	$26,640
Building and building leasehold	2,960
Above-market lease value	—
Acquired in-place leases	—
Other assets, net of other liabilities	—
Assets acquired	29,600
Mark-to-market assumed debt	—
Below-market lease value	—
Derivatives	—
Liabilities assumed	—
Purchase price	$29,600
Net consideration funded by us at closing, excluding consideration financed by debt	$29,600
Equity and/or debt investment held	$—
Debt assumed	$—

(1)	We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place leases.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

2015 Acquisitions
During the six months ended June 30, 2016, we finalized the purchase price allocations based on facts and circumstances that existed at the acquisition dates for the following 2015 acquisitions (in thousands):

	Upper Eastside Residential (1)	11 Madison Avenue (1)	1640 Flatbush Avenue(1)
Acquisition Date	June 2015	August 2015	March 2015
Ownership Type	Fee Interest	Fee Interest	Fee Interest
Property Type	Residential/Retail	Office	Retail

Purchase Price Allocation:
Land	$48,152	$675,776	$6,226
Building and building leasehold	—	1,553,602	501
Above-market lease value	—	19,764	—
Acquired in-place leases	1,922	366,949	146
Other assets, net of other liabilities	—	—	—
Assets acquired	50,074	2,616,091	6,873
Mark-to-market assumed debt	—	—	—
Below-market lease value	—	(187,732)	(73)
Derivatives	—	—	—
Liabilities assumed	—	(187,732)	(73)
Purchase price	$50,074	$2,428,359	$6,800
Net consideration funded by us at closing, excluding consideration financed by debt	$—	$—	$—
Equity and/or debt investment held	$—	$—	$—
Debt assumed	$—	$—	$—

(1)
Based on our preliminary analysis of the purchase price, we had allocated $17.5 million and $32.5 million to land and building, respectively, at the Upper Eastside Residential Property, $849.9 million and $1.6 billion to land and building, respectively, at 11 Madison Avenue, and $6.1 million and $0.7 million to land and building, respectively, at 1640 Flatbush Avenue. The impact to our consolidated statement of operations for the six months ended June 30, 2016 to adjust for the finalized purchase price allocations was $6.0 million in rental revenue for the amortization of aggregate below-market leases and $14.5 million of depreciation expense.

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended June 30, 2016, we entered into an agreement to sell the property at 500 West Putnam Avenue in Greenwich, Connecticut for $41.0 million and recorded a $10.4 million depreciable real estate reserve on the property. We closed on the sale in July.
Property Dispositions
The following table summarizes the properties sold during the six months ended June 30, 2016:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain on Sale(2) (in millions)
248-252 Bedford Avenue	February 2016	Residential	66,611	$55.0	$15.3
885 Third Avenue (3)	February 2016	Land	607,000	453.0	—
7 International Drive	May 2016	Land	31 Acres	20.0	(6.9)
388 Greenwich	June 2016	Office	2,635,000	2,002.3	206.5

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 248-252 Bedford Avenue and 388 Greenwich are net of $1.3 million and $1.6 million, respectively in employee compensation awards accrued in connection with the realization of the investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

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

Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015 which raised the threshold for disposals to qualify as discontinued operations to dispositions which represent a strategic shift in an entity’s operations. The guidance was applied prospectively for new disposals. As a result, the results of operations for 500 West Putnam Avenue in Greenwich, Connecticut, which was classified as held for sale at June 30, 2016 along with 120 West 45th Street and 131-137 Spring Street, which were classified as held for sale at June 30, 2015, are included in continuing operations for all periods presented.
Discontinued operations for the six months ended June 30, 2015 included the results of operations of 180 Maiden Lane, which was held for sale at December 31, 2014 and sold in January 2015, as follows (in thousands):

Three and six months ended June 30, 2015
Revenues
Rental revenue	$236
Escalation and reimbursement revenues	(127)
Other income	—
Total revenues	109
Operating expenses	(631)
Real estate taxes	250
Ground rent	—
Transaction related costs	(49)
Depreciable real estate reserves	109
Interest expense, net of interest income	3
Amortization of deferred financing costs	—
Depreciation and amortization
Total expenses	(318)
Net income from discontinued operations	$427
5. Debt and Preferred Equity Investments
During the six months ended June 30, 2016 and 2015, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $255.0 million and $386.2 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $567.9 million and $109.8 million during the six months ended June 30, 2016 and 2015, respectively, which offset the increases in debt and preferred equity investments.
Certain debt investments that were participated out but did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

Debt Investments
As of June 30, 2016 and December 31, 2015 we held the following debt investments with an aggregate weighted average current yield of 9.55% at June 30, 2016 (in thousands):

Loan Type	June 30, 2016 Future Funding Obligations	June 30, 2016 Senior Financing	June 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan	$—	$165,000	$72,271	$72,102	October 2016
Jr. Mortgage Participation/Mezzanine Loan	—	1,109,000	189,380	104,661	March 2017
Mezzanine Loan(3a)	10,000	502,100	55,988	41,115	June 2017
Mortgage Loan(4)	—	—	26,284	26,262	February 2019
Mortgage Loan	—	—	447	513	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(3b)	—	89,527	19,939	19,936	November 2023
Mezzanine Loan(3c)	—	115,000	12,921	24,916	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan(5)	—	—	—	49,691
Jr. Mortgage Participation(6)	—	—	—	49,000
Other(6)(7)	—	—	—	23,510
Other(6)(7)	—	—	—	66,183
Total fixed rate	$10,000	$2,090,627	$410,730	$511,389
Floating Rate Investments:
Mortgage/Mezzanine Loan(8)	—	—	105,278	94,901	October 2016
Mezzanine Loan	—	360,000	99,811	99,530	November 2016
Mezzanine Loan	8,459	136,384	52,827	49,751	December 2016
Mezzanine Loan	281	39,201	13,761	13,731	December 2016
Mortgage/Mezzanine Loan(3d)	43,572	—	137,150	134,264	January 2017
Mezzanine Loan	1,127	118,949	28,796	28,551	January 2017
Mezzanine Loan(3e)(9)	—	40,000	15,212	68,977	June 2017
Mortgage/ Mezzanine Loan	—	—	32,679	—	June 2017
Mortgage/Mezzanine Loan	—	—	22,919	22,877	July 2017
Mortgage/Mezzanine Loan	—	—	16,931	16,901	September 2017
Mortgage/Mezzanine Loan	4,234	—	19,607	19,282	October 2017
Mezzanine Loan	—	60,000	14,931	14,904	November 2017
Mezzanine Loan(3f)	—	85,000	15,011	29,505	December 2017
Mezzanine Loan(3g)	—	65,000	14,542	28,563	December 2017
Mortgage/Mezzanine Loan(3h)	795	—	14,998	14,942	December 2017
Jr. Mortgage Participation	—	40,000	19,880	19,846	April 2018
Mezzanine Loan	—	175,000	34,785	34,725	April 2018
Jr. Mortgage Participation/Mezzanine Loan(3i)	—	55,000	10,512	20,510	July 2018
Mortgage/Mezzanine Loan(10)	523	20,523	10,829	31,210	August 2018
Mezzanine Loan	2,325	45,025	34,318	—	October 2018
Mezzanine Loan	—	33,000	26,812	26,777	December 2018
Mezzanine Loan	4,560	156,383	54,731	52,774	December 2018
Mezzanine Loan	23,456	217,202	55,217	49,625	December 2018

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

Loan Type	June 30, 2016 Future Funding Obligations	June 30, 2016 Senior Financing	June 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	6,383	16,383	5,363	—	January 2019
Mezzanine Loan	—	38,000	21,869	21,845	March 2019
Mezzanine Loan	—	265,000	24,646	—	April 2019
Mezzanine Loan(11)	—	—	—	22,625
Mezzanine Loan(12)	—	—	—	74,700
Mezzanine Loan(13)	—	—	—	66,398
Jr. Mortgage Participation/Mezzanine Loan(6)	—	—	—	18,395
Mezzanine Loan(14)	—	—	—	40,346
Total floating rate	$95,715	$1,966,050	$903,415	$1,116,455
Total	$105,715	$4,056,677	$1,314,145	$1,627,844

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amount that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting: (a) $41.3 million, (b) $5.0 million, (c) $12.0 million, (d) $36.3 million, (e) $14.5 million, (f) $14.6 million, (g) $14.1 million, (h) $5.1 million and (i) $10.0 million.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition and is currently on non-accrual status.

(5)	In April 2016, we closed on an option to acquire a 20% interest in the underlying asset at a previously agreed upon purchase option valuation, and our mezzanine loan was simultaneously repaid.

(6)	These loans were repaid in March 2016.

(7)	These loans were collateralized by defeasance securities.

(8)	In April 2016, the maturity date was extended to October 2016.

(9)	In March 2016, the mortgage was sold.

(10)	In January 2016, the loans were modified. In March 2016, the mortgage was sold.

(11)	This loan was repaid in June 2016.

(12)	This loan was repaid in May 2016.

(13)
In March 2016, we contributed our interest in the loan in exchange for a joint venture interest which is now accounted for under the equity method of accounting. It is included in unconsolidated joint ventures on the consolidated balance sheets.

(14)	These loans were repaid in February 2016.

Preferred Equity Investments
As of June 30, 2016 and December 31, 2015, we held the following preferred equity investments with an aggregate weighted average current yield of 7.97% at June 30, 2016 (in thousands):

Type	June 30, 2016 Future Funding Obligations	June 30, 2016 Senior Financing	June 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity	$—	$71,486	$9,974	$9,967	March 2018
Preferred equity	4,779	59,966	33,062	32,209	November 2018
Total	$4,779	$131,452	$43,036	$42,176

(1)	Carrying value is net of deferred origination fees.
At June 30, 2016 and December 31, 2015, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at June 30, 2016 and 2015 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $119.3 million and $121.5 million at June 30, 2016 and December 31, 2015, respectively. No financing receivables were 90 days past due at June 30, 2016.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of June 30, 2016, 650 Fifth Avenue, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $216.9 million as of June 30, 2016. As of December 31, 2015, 650 Fifth Avenue and 33 Beekman were VIEs in which we were not the primary beneficiary. Our net equity investment in these VIEs was $39.7 million as of December 31, 2015. Our maximum loss is limited to the amount of our equity investment in these VIEs. All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of June 30, 2016:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	January 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.88%	56.88%	674,000	April 2007	520,000
Jericho Plaza (2)	Onyx Equities/Private Investor	11.67%	11.67%	640,000	April 2007	210,000
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
3 Columbus Circle(3)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(4)	Jeff Sutton	50.00%	50.00%	35,897	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,040	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(5)	Private Investors	32.28%	32.28%	16,736	December 2012	75,000
650 Fifth Avenue(6)	Jeff Sutton	50.00%	50.00%	32,324	November 2013
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street Brooklyn, New York	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio	Various	Various	Various	2,046,733	Various	36,668
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
76 11th Avenue(7)	Oxford/Vornado	33.33%	36.58%	764,000	March 2016	138,240
605 West 42nd Street(8)	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interests.

(2)	Our ownership percentage was reduced in the first quarter of 2016, from 77.78% to 11.67%, upon completion of the restructuring of the joint venture.

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

(7)
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

(8)
The Company was granted an option to purchase the interest at an agreed upon valuation in July 2014 when it originated a $50.0 million mezzanine loan to the project's developer. The mezzanine loan was repaid prior to the closing of the Company's acquisition of its joint venture interest.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of June 30, 2016 and December 31, 2015, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	June 30, 2016	December 31, 2015	Initial Maturity Date
Mezzanine loan and preferred equity	$100,000	$99,936	March 2017
Mezzanine loan(1)	45,719	45,942	February 2022
	$145,719	$145,878

(1)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP.

Sale of Joint Venture Interest or Property
The following table summarizes the investments in unconsolidated joint ventures sold during the six months ended June 30, 2016:

Property	Ownership Percentage	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain on Sale (in thousands)(2)
1 Jericho Plaza (3)	66.11%	February 2016	Office	$95,200	$3,300
7 Renaissance Square	50.00%	March 2016	Office	$20,700	$4,200
EOP Denver	4.79%	March 2016	Office	$180,700	$2,800
33 Beekman (4)	45.90%	May 2016	Residential	$196,000	$33,000

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)
Represents the Company's share of the gain. The gain on sale is net of $1.1 million employee compensation awards accrued in connection with the realization of these investment gains as a bonus to certain employees that were instrumental in realizing the gains on sale.

(3)	Our ownership percentage was reduced in the first quarter of 2016, from 77.78% to 11.67%, upon completion of the restructuring of the joint venture.

(4)	In connection with the sale of the property, we also recognized a promote of $10.8 million.
Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2016 and December 31, 2015, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2016	December 31, 2015
Fixed Rate Debt:
1745 Broadway	January 2017	5.68%	$340,000	$340,000
521 Fifth Avenue	November 2019	3.73%	170,000	170,000
717 Fifth Avenue(2)	July 2022	4.45%	300,000	300,000
717 Fifth Avenue(2)	July 2022	6.27%	355,328	325,704
21 East 66th Street	April 2023	3.60%	12,000	12,000
3 Columbus Circle	March 2025	3.61%	350,000	350,000
800 Third Avenue	February 2026	3.17%	177,000	20,910
Stonehenge Portfolio(3)	Various	4.19%	364,249	430,627
280 Park Avenue			—	692,963

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

Property	Maturity Date	Interest Rate(1)	June 30, 2016	December 31, 2015
7 Renaissance Square			—	2,927
Total fixed rate debt			$2,068,577	$2,645,131
Floating Rate Debt:
650 Fifth Avenue (4)	October 2016	3.94%	$65,000	$65,000
175-225 Third Street	December 2016	4.50%	40,000	40,000
10 East 53rd Street	February 2017	2.94%	125,000	125,000
724 Fifth Avenue	April 2017	2.86%	275,000	275,000
1552 Broadway (5)	April 2017	4.66%	185,410	190,409
55 West 46th Street (6)	October 2017	2.74%	151,536	150,000
Jericho Plaza(7)	March 2018	4.59%	75,799	163,750
605 West 42nd Street	July 2018	2.56%	539,000	—
280 Park Avenue	June 2019	2.44%	900,000	30,000
121 Greene Street	November 2019	1.94%	15,000	15,000
131-137 Spring Street	August 2020	1.99%	141,000	141,000
11 West 34th Street	January 2021	1.89%	23,000	23,000
100 Park Avenue	February 2021	2.19%	360,000	360,000
21 East 66th Street	June 2033	2.00%	1,765	1,805
Stonehenge Portfolio(8)	Various	5.81%	65,489	10,500
33 Beekman			—	73,518
Total floating rate debt			$2,962,999	$1,663,982
Total joint venture mortgages and other loans payable			$5,031,576	$4,309,113
Deferred financing costs, net			(109,083)	(42,565)
Total joint venture mortgages and other loans payable, net			$4,922,493	$4,266,548

(1)	Effective weighted average interest rate for the three months ended June 30, 2016, taking into account interest rate hedges in effect during the period.

(2)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(3)	Amount is comprised of $13.2 million, $34.6 million, , $140.3 million, and $176.2 million in fixed-rate mortgages that mature in October 2016, November 2017, August 2019, and June 2024, respectively.

(4)	This loan has a committed amount of $97.0 million, of which $32.0 million was unfunded as of June 30, 2016.

(5)
These loans are comprised of a $145.0 million mortgage loan and a $41.5 million mezzanine loan. As of June 30, 2016, $0.6 million of the mortgage loan and $0.5 million of the mezzanine loan were unfunded.

(6)	This loan has a committed amount of $190.0 million, of which $38.5 million was unfunded as of June 30, 2016.

(7)	We hold an 11.67% non-controlling interest in the joint venture and the property secures a two year $100.0 million loan, of which $75.8 million is currently outstanding.

(8)	Amount is comprised of $55.2 million and $10.3 million in floating-rate mortgages that mature in June 2017 and December 2017, respectively.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 175-225 Third Street, 605 West 42nd Street and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We incurred a $2.0 million loss and earned $2.5 million, $2.1 million and $4.9 million from these services for the three and six months ended June 2016 and 2015, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

The combined balance sheets for the unconsolidated joint ventures, at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets
Commercial real estate property, net	$6,510,775	$6,122,468
Debt and preferred equity investments, net	304,901	145,878
Other assets	741,839	715,840
Total assets	$7,557,515	$6,984,186
Liabilities and members' equity
Mortgages and other loans payable, net	$4,922,493	$4,266,548
Other liabilities	534,611	523,160
Members' equity	2,100,411	2,194,478
Total liabilities and members' equity	$7,557,515	$6,984,186
Company's investments in unconsolidated joint ventures	$1,126,486	$1,203,858
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and six months ended June 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$151,575	$143,535	$314,087	$272,451
Operating expenses	27,166	26,345	54,420	51,831
Ground rent	3,715	2,572	6,926	5,164
Real estate taxes	24,332	22,335	48,542	41,711
Interest expense, net of interest income	46,351	51,715	96,087	95,722
Amortization of deferred financing costs	7,276	3,145	10,512	6,155
Transaction related costs	—	3	—	11
Depreciation and amortization	37,294	37,894	75,145	70,878
Total expenses	146,134	144,009	291,632	271,472
Loss on early extinguishment of debt	—	—	(1,606)	(833)
Net income (loss) before gain on sale	$5,441	$(474)	$20,849	$146
Company's equity in net income from unconsolidated joint ventures	$5,841	$2,994	$15,937	$7,024
7. Deferred Costs
Deferred costs at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred leasing	$447,805	$415,406
Less: accumulated amortization	(191,502)	(175,486)
Deferred costs, net	$256,303	$239,920

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at June 30, 2016 and December 31, 2015, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2016	December 31, 2015
Fixed Rate Debt:
Landmark Square	December 2016	4.00%	$78,682	$79,562
FHLB Facility	January 2017	1.03%	105,000	—
FHLB Facility	January 2017	0.80%	100,000	—
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
762 Madison Avenue	February 2017	3.86%	7,784	7,872
885 Third Avenue(2)	July 2017	6.26%	267,650	267,650
Unsecured Loan	June 2018	4.81%	16,000	16,000
One Madison Avenue	May 2020	5.91%	530,876	542,817
100 Church Street	July 2022	4.68%	223,294	225,099
919 Third Avenue(3)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	66,998	67,644
400 East 58th Street	February 2024	4.13%	28,713	28,990
420 Lexington Avenue	October 2024	3.99%	300,000	300,000
1515 Broadway	March 2025	3.93%	896,248	900,000
11 Madison Avenue	September 2025	3.84%	1,400,000	1,400,000
Series J Preferred Units(4)	April 2051	3.75%	4,000	4,000
388-390 Greenwich Street(5)			—	1,004,000
500 West Putnam Avenue(6)			—	22,376
Total fixed rate debt			$4,975,245	$5,816,010
Floating Rate Debt:
Master Repurchase Agreement(7)	July 2016	3.59%	$134,259	$253,424
FHLB Facility	December 2016	0.72%	24,000	45,750
600 Lexington Avenue	October 2017	2.63%	110,857	112,795
719 Seventh Avenue	February 2018	3.49%	27,514	—
183,187 Broadway & 5-7 Dey Street	May 2018	3.11%	58,000	40,000
1080 Amsterdam	November 2018	4.19%	3,525	3,525
220 East 42nd Street	October 2020	2.04%	275,000	275,000
388-390 Greenwich Street(5)			—	446,000
248-252 Bedford Avenue(8)			—	29,000
Total floating rate debt			$633,155	$1,205,494
Total fixed rate and floating rate debt			$5,608,400	$7,021,504
Mortgages reclassed to liabilities related to assets held for sale(5)(8)			—	(29,000)
Total mortgages and other loans payable			$5,608,400	$6,992,504
Deferred financing costs, net of amortization			(84,290)	(110,584)
Total mortgages and other loans payable, net			$5,524,110	$6,881,920

(1)	Effective weighted average interest rate for the quarter ended June 30, 2016, taking into account interest rate hedges in effect during the period.

(2)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting and as a result the property remains on our consolidated balance sheet until the criteria is met.

(3)	We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan.

(4)
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
June 30, 2016

accounted for as debt because they can be redeemed in cash by the Operating Partnership on the earlier of (i) the date of the sale of the property or (ii) April 30, 2051 or at the option of the unitholders as provided for in the related agreement.

(5)
In June 2016, we closed on the sale of 388-390 Greenwich Street. At March 31, 2016, this property was classified as a held for sale property and the related mortgage, net of deferred financing costs, net of amortization of $24.5 million, was included in liabilities related to assets held for sale.

(6)	In January 2016, the mortgage was repaid.

(7)
In July 2016, we entered into a new Master Repurchase Agreement, with a maximum facility capacity of $300.0 million that bears interest ranging from 225 and 400 basis points over 30-day LIBOR, depending on the pledged collateral. The new MRA has an initial maturity date of July 2018, with an extension term of one additional year.

(8)
The property at 248-252 Bedford Avenue in Brooklyn, New York was sold in February 2016. At December 31, 2015 this property was held for sale and the related mortgage, net of deferred financing, net of amortization costs of $0.9 million, was included in liabilities related to assets held for sale.

Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. As of June 30, 2016, we had $229.0 million in outstanding secured advances with a weighted average borrowing rate of 0.90%.
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
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 credit facility, as defined below.
At June 30, 2016 and December 31, 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $8.7 billion and $10.8 billion, respectively.
In July 2016, we entered into a new Master Repurchase Agreement, with a maximum facility capacity of $300.0 million that bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. The new MRA has an initial maturity date of July 2018, with an extension term of one additional year.
9. Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of June 30, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $933.0 million term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of June 30, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

At June 30, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At June 30, 2016, the effective interest rate was 1.69% for the revolving credit facility and 1.95% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2016, the facility fee was 25 basis points.
As of June 30, 2016, we had $73.6 million of outstanding letters of credit, $285.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $1.2 billion under the 2012 credit facility. At June 30, 2016 and December 31, 2015 the revolving credit facility had a carrying value of $277.4 million and $985.1 million, respectively, net of deferred financing costs. At June 30, 2016 and December 31, 2015, the term loan facility had a carrying value of $930.0 million and $929.5 million, respectively, net of deferred financing costs.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2016 Unpaid Principal Balance	June 30, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
October 12, 2010(2)	$345,000	$327,489	$321,130	3.00%	3.00%	7	October 2017
August 5, 2011(3)	250,000	249,845	249,810	5.00%	5.00%	7	August 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015(3)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 26, 2007(4)	10,008	10,008	10,008	3.00%	3.00%	20	March 2027
March 31, 2006(5)	—	—	255,296
	$1,155,008	$1,137,342	$1,386,244
Deferred financing costs, net		(6,652)	(7,280)
	$1,155,008	$1,130,690	$1,378,964

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.4998 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2016 and remained exchangeable through March 31, 2016. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of June 30, 2016, $17.5 million remained to be amortized into the debt balance.

(3)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(4)
Issued by the Operating Partnership. Interest on these remaining exchangeable notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 5.7985 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events.

(5)	Issued by ROP, balance was repaid in March 2016.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2016 and 2015, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at 125 basis points over the three-month LIBOR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2016, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2016	$29,859	$236,194	$—	$—	$—	$—	$266,053	$163,575
2017	63,644	1,094,548	—	—	—	355,008	1,513,200	549,135
2018	64,119	47,039	—	—	—	250,000	361,158	9,293
2019	70,255	—	—	933,000	—	—	1,003,255	554,686
2020	52,799	679,531	285,000	—	—	250,000	1,267,330	30,298
Thereafter	147,604	3,122,974	—	—	100,000	300,000	3,670,578	547,167
	$428,280	$5,180,286	$285,000	$933,000	$100,000	$1,155,008	$8,081,574	$1,854,154

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$95,568	$84,083	$197,722	$169,099
Interest capitalized	(5,433)	(7,611)	(12,051)	(16,169)
Interest income	(1,046)	(726)	(1,910)	(1,377)
Interest expense, net	$89,089	$75,746	$183,761	$151,553
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million, $1.7 million, $1.0 million and $1.9 million for the three and six months ended June 30, 2016 and 2015, respectively. We also recorded expenses, inclusive of capitalized expenses of $7.1 million, $10.9 million, $4.6 million, and $8.6 million for the three and six months ended June 30, 2016 and 2015, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.2 million for the three and six months ended June 30, 2016 and 2015.
Other
Amounts due from related parties at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Due from joint ventures	$1,443	$1,334
Other	11,616	9,316
Related party receivables	$13,059	$10,650
11. Noncontrolling Interests on the Company's Consolidated Financial Statements
Noncontrolling interests represent the common and preferred units of limited partnership interest in the Operating Partnership not held by the Company as well as third party equity interests in our other consolidated subsidiaries. Noncontrolling interests in the Operating Partnership are shown in mezzanine equity while the noncontrolling interests in our other consolidated subsidiaries are shown in the equity section of the Company’s consolidated financial statements.
Common Units of Limited Partnership Interest in the Operating Partnership
As of June 30, 2016 and December 31, 2015, the noncontrolling interest unit holders owned 4.30%, or 4,504,212 units, and 3.61%, or 3,745,766 units, of the Operating Partnership, respectively. At June 30, 2016, 4,504,212 shares of SL Green's common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Balance at beginning of period	$424,206	$469,524
Distributions	(6,009)	(9,710)
Issuance of common units	73,011	30,506
Redemption of common units	(11,795)	(55,697)
Net income	6,508	10,565
Accumulated other comprehensive income allocation	(375)	(67)
Fair value adjustment	906	(20,915)
Balance at end of period	$486,452	$424,206
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
June 30, 2016

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
June 30, 2016

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
The Operating Partnership has authorized up to 230,000 2.75% Series T Preferred Units of limited partnership interest, or the Series T Preferred Units, with a liquidation preference of $25.00 per unit. In March 2016, the Company issued 230,000 Series T Preferred Units in conjunction with an acquisition. The Series T Preferred unitholders receive annual dividends of $0.6875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series T Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $119.02.
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
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Greene Series B Preferred Unit. As of June 30, 2016, no Greene Series B Preferred Units have been issued.
Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Balance at beginning of period	$282,516	$71,115
Issuance of preferred units	22,793	211,601
Redemption of preferred units	(2,849)	(200)
Balance at end of period	$302,460	$282,516
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2016, 100,164,358 shares of common stock and no shares of excess stock were issued and outstanding.
At-The-Market Equity Offering Program
In March 2015, the Company, along with the Operating Partnership, entered into a new "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. The Company did not make any sales of its common stock under an ATM program in the first six months of 2016.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

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
Earnings per Share
SL Green's earnings per share for the three and six months ended June 30, 2016 and 2015 are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2016	2015	2016	2015
Basic Earnings:
Income (loss) attributable to SL Green common stockholders	$133,457	$(39,106)	$156,678	$4,171
Effect of Dilutive Securities:
Redemption of units to common shares	5,586	—	6,508	166
Diluted Earnings:
Income (loss) attributable to SL Green common stockholders	$139,043	$(39,106)	$163,186	$4,337

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2016	2015	2016	2015
Basic Shares:
Weighted average common stock outstanding	100,134	99,579	100,093	98,994
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,342	—	4,158	3,936
Stock-based compensation plans	316	—	282	493
Diluted weighted average common stock outstanding	104,792	99,579	104,533	103,423
SL Green has excluded 739,636, 228,122, 845,026 and 748,000 common stock equivalents from the diluted shares outstanding for the three and six months ended June 30, 2016 and 2015, respectively, as they were anti-dilutive. Additionally, SL Green has excluded 4,367,272 from the diluted shares outstanding for three months ended June 30, 2015 as they were anti-dilutive as a result of the net loss attributable to SL Green common stockholders.
13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at June 30, 2016 owned 100,164,358 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro-rata share of net income (loss) and distributions.
Limited Partner Units
As of June 30, 2016, limited partners other than SL Green owned 4.30%, or 4,504,212 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and six months ended June 30, 2016 and 2015, respectively are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2016	2015	2016	2015
Basic and Diluted Earnings:
Net income (loss) attributable to SLGOP common unitholders	$139,043	$(40,683)	$163,186	$4,337

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2016	2015	2016	2015
Basic units:
Weighted average common units outstanding	104,476	103,487	104,251	102,930
Effect of Dilutive Securities:
Stock-based compensation plans	316	—	282	493
Diluted weighted average common units outstanding	104,792	103,487	104,533	103,423
The Operating Partnership has excluded 739,636, 228,122, 845,026 and 748,000 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2016 and 2015, respectively, as they were anti-dilutive. Additionally, SLGOP has excluded 459,216 from the diluted shares outstanding for three months ended June 30, 2015 as they were anti-dilutive as a result of the net loss attributable to SLGOP common unitholders.
14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) granted after the effective date of the Fourth Amendment 2005 Plan counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of June 30, 2016, 10.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the six months ended June 30, 2016 and the year ended December 31, 2015.

	June 30, 2016	December 31, 2015
Dividend yield	2.30%	1.97%
Expected life of option	4.2 years	3.6 years
Risk-free interest rate	1.08%	1.43%
Expected stock price volatility	29.08%	32.34%
A summary of the status of the Company's stock options as of June 30, 2016 and December 31, 2015, and changes during the six months ended June 30, 2016 and year ended December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	$1,595,007	$95.52	$1,462,726	$87.98
Granted	109,500	99.65	389,836	112.54
Exercised	(75,201)	75.42	(217,438)	74.69
Lapsed or cancelled	(39,200)	113.38	(40,117)	98.61
Balance at end of period	$1,590,106	$96.32	$1,595,007	$95.52
Options exercisable at end of period	865,289	$89.14	589,055	$89.85
Weighted average fair value of options granted during the period	$2,258,336		$9,522,613
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.6 years and the remaining average contractual life of the options exercisable was 2.9 years.
During the three and six months ended June 30, 2016 and 2015, respectively, we recognized $1.9 million, $3.9 million, $1.9 million, and $3.9 million of compensation expense, respectively, for these options. As of June 30, 2016, there was $12.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.
Stock-based Compensation
Effective January 1, 1999, the Company implemented a deferred compensation plan, or the Deferred Plan, where shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of June 30, 2016 and December 31, 2015 and charges during the six months ended June 30, 2016 and the year ended December 31, 2015, are as follows:

	June 30, 2016	December 31, 2015
Balance at beginning of period	3,137,881	3,000,979
Granted	7,500	143,053
Cancelled	(34,600)	(6,151)
Balance at end of period	3,110,781	3,137,881
Vested during the period	81,322	87,081
Compensation expense recorded	$3,372,434	$7,540,747
Weighted average fair value of restricted stock granted during the period	$781,330	$16,061,201
The fair value of restricted stock that vested during the six months ended June 30, 2016 and the year ended December 31, 2015 was $7.3 million and $7.4 million, respectively. As of June 30, 2016 there was $14.7 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.5 years.
For the three and six months months ended June 30, 2016 and 2015, $1.4 million, $2.9 million, $1.8 million, and $3.4 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We have granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $28.1 million and $25.4 million as of June 30, 2016 and December 31, 2015, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of June 30, 2016, there was $10.5 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.3 years. During the three and six months ended June 30, 2016 and 2015, we recorded compensation expense related to bonus, time-based and performance based awards of $3.3 million, $12.8 million, $3.1 million, and $16.3 million, respectively.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan could earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants were entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount by which our total return to stockholders during the three-year period exceeded a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance was achieved, one-third of each award could be earned at any time after the beginning of the second year and an additional one-third of each award could be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan were subject to vesting requirements, with 50% of any awards earned vested on August 31, 2014 and the remaining 50% vesting on August 31, 2015, based on continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they were earned. For LTIP Units that were earned, each participant was also entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions are to be paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. In September 2014, the compensation committee determined that maximum performance had been achieved for the full three-year performance period and, accordingly, 280,454 LTIP units, representing the final third of each award, were earned, subject to vesting, under the 2011 Outperformance Plan.
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded no compensation expense during the three and six months ended June 30, 2016, and $3.2 million, and $3.9 million during the three and six months ended June 30, 2015 related to the 2011 Outperformance Plan.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of June 30, 2016, will be amortized into earnings through the final vesting period. We recorded compensation expense of $3.3 million, $4.8 million, $1.5 million, and $2.9 million during the three and six months ended June 30, 2016 and 2015, respectively, related to the 2014 Outperformance Plan.
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
June 30, 2016

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
During the six months ended June 30, 2016, 7,276 phantom stock units were earned and 8,749 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million, $1.8 million, $0.3 million, and $1.7 million during the three and six months ending June 30, 2016 and 2015 related to the Deferred Compensation Plan. As of June 30, 2016, there were 87,968 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2016, 91,273 shares of SL Green's common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of June 30, 2016 (in thousands):

	Net unrealized (loss) gain on derivative instruments(1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments(2)	Unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2015	$(10,160)	$(592)	$2,003	$(8,749)
Other comprehensive loss before reclassifications	(7,547)	(6,658)	(841)	(15,046)
Amounts reclassified from accumulated other comprehensive income	6,175	1,062	—	7,237
Balance at June 30, 2016	$(11,532)	$(6,188)	$1,162	$(16,558)

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $8.4 million and $9.7 million, respectively.

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
June 30, 2016

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$39,339	$334	$39,005	$—
Interest rate cap and swap agreements (included in other assets)	$—	$—	$—	$—
Liabilities:
Interest rate cap and swap agreements (included in accrued interest payable and other liabilities)	$3,036	$—	$3,036	$—
Interest rate cap and swap agreements (included in liabilities related to assets held for sale)	$—	$—	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$45,138	$4,704	$40,434	$—
Interest rate cap and swap agreements (included in other assets)	$204	$—	$204	$—
Liabilities:
Interest rate cap and swap agreements (included in accrued interest payable and other liabilities)	$10,776	$—	$10,776	$—
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

The following table provides the carrying value and fair value of these financial instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt and preferred equity investments	$1,357,181	(1)	$1,670,020	(1)

Fixed rate debt	$6,612,587	$7,058,553	$7,232,254	$7,591,388
Variable rate debt	1,451,155	1,445,621	3,202,494	3,179,186
	$8,063,742	$8,504,174	$10,434,748	$10,770,574

(1)
At June 30, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.4 billion and $1.5 billion. At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2016 and December 31, 2015. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at June 30, 2016 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	0.938%	October 2014	December 2017	Other Liabilities	$(1,202)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(906)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(906)
Interest Rate Cap	117,392	6.000%	October 2014	October 2016	Other Liabilities	—
Interest Rate Swap	14,409	0.500%	January 2015	January 2017	Other Liabilities	(4)
Interest Rate Swap	8,018	0.852%	February 2015	February 2017	Other Liabilities	(18)
Interest Rate Cap	137,500	4.000%	September 2015	September 2017	Other Assets	—
Interest Rate Cap	1,450,000	4.750%	May 2016	May 2017	Other Assets	—
					Total	$(3,036)
During both the three and six months ended June 30, 2016, we recorded a gain on the changes in the fair value of $0.5 million, which is included in interest expense on the consolidated statements of operations. During both the three and six months ended June 30, 2015, we recorded a gain on the changes in the fair value of $0.1 million, which is included in interest expense on the consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of June 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.1 million. As of June 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $3.2 million at June 30, 2016.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $4.5 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $1.8 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized into Income (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2016	2015		2016	2015		2016	2015
Interest Rate Swaps/Caps	$(1,186)	$(1,095)	Interest expense	$4,468	$2,737	Interest expense	$1	$(14)
Share of unconsolidated joint ventures' derivative instruments	(3,005)	277	Equity in net income from unconsolidated joint ventures	567	331	Equity in net income from unconsolidated joint ventures	(600)	16
	$(4,191)	$(818)		$5,035	$3,068		$(599)	$2
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized into Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2016	2015		2016	2015		2016	2015
Interest Rate Swaps/Caps	$(8,105)	$(8,616)	Interest expense	$6,631	$5,484	Interest expense	$(38)	$(424)
Share of unconsolidated joint ventures' derivative instruments	(5,770)	(960)	Equity in net income from unconsolidated joint ventures	918	662	Equity in net income from unconsolidated joint ventures	(1,036)	—
	$(13,875)	$(9,576)		$7,549	$6,146		$(1,074)	$(424)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

18. Commitments and Contingencies
Legal Proceedings
As of June 30, 2016, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
Environmental Matters
The Company believes that its properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of our properties were sold.
Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of June 30, 2016 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2016	$1,145	$15,468
2017	2,387	31,049
2018	2,387	31,049
2019	2,411	31,066
2020	2,620	31,436
Thereafter	825,483	764,353
Total minimum lease payments	$836,433	$904,421
Amount representing interest	(794,682)
Capital lease obligations	$41,751
19. Segment Information
The Company is a REIT engaged in all aspects of property ownership and management including investment, leasing, operations, capital improvements, development, redevelopment, financing, construction and maintenance in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

Selected results of operations for the three and six months ended June 30, 2016 and 2015, and selected asset information as of June 30, 2016 and December 31, 2015, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
June 30, 2016	$569,824	$47,790	$617,614
June 30, 2015	361,730	47,344	409,074
Six months ended:
June 30, 2016	968,180	104,878	1,073,058
June 30, 2015	713,832	91,541	805,373
(Loss) Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, depreciable real estate reserves net of recoveries, and loss on sale of investment in marketable securities

Three months ended:
June 30, 2016	$(112,337)	$41,874	$(70,463)
June 30, 2015	(67,807)	37,859	(29,948)
Six months ended:
June 30, 2016	(153,270)	91,622	(61,648)
June 30, 2015	(63,170)	75,448	12,278
Total assets
As of:
June 30, 2016	$15,865,286	$1,678,937	$17,544,223
December 31, 2015	18,045,370	1,682,276	19,727,646
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRA. Interest is imputed on the remaining investments using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $24.5 million $48.5 million, $23.2 million and $48.7 million for the three and six months ended June 30, 2016 and 2015, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016

The table below reconciles income from continuing operations to net income for the three months and six months ended June 30, 2016, and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Loss) Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, depreciable real estate reserves net of recoveries, and loss on sale of investment in marketable securities	$(70,463)	$(29,948)	$(61,648)	$12,278
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	33,448	769	43,363	769
Gain on sale of real estate, net	196,580	—	210,353	—
Depreciable real estate reserves	(10,387)	—	(10,387)	—
Loss on sale of investment in marketable securities	(83)	—	(83)	—
Income (loss) from continuing operations	149,095	(29,179)	181,598	13,047
Net income (loss) from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	—	—	—	12,983
Net income (loss)	$149,095	$(29,179)	$181,598	$26,457

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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report of this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015
As of June 30, 2016, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	25		18,368,606	6	4,244,139	31	22,612,745	95.6%
	Retail	10	(2)	418,563	9	352,952	19	771,515	87.8%
	Development/Redevelopment	3		42,635	3	767,311	6	809,946	34.9%
	Fee Interest	1		176,530	—	—	1	176,530	100.0%
		39		19,006,334	18	5,364,402	57	24,370,736	93.4%
Suburban	Office	26	(3)	4,235,300	2	640,000	28	4,875,300	82.1%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		28		4,288,300	3	640,000	31	4,928,300	82.3%
Total commercial properties		67		23,294,634	21	6,004,402	88	29,299,036	91.5%
Residential:
Manhattan	Residential	4	(2)	762,587	17	2,957,282	21	3,719,869	67.5%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		4		762,587	17	2,957,282	21	3,719,869	67.5%
Total portfolio(3)		71		24,057,221	38	8,961,684	109	33,018,905	88.8%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total acquisition square footage.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2016, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes the property at 500 West Putnam Avenue, which is classified as held for sale at June 30, 2016.
As of June 30, 2016, we also managed an approximately 336,000 square foot office building owned by a third party and held debt and preferred equity investments with a book value of $1.7 billion including $0.3 billion of debt and preferred equity and other financing receivables that are included in other balance sheet line items.

Critical Accounting Policies
Refer to the 2015 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and six months ended June 30, 2016.

Results of Operations
Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015
The following comparison for the three months ended June 30, 2016, or 2016, to the three months ended June 30, 2015, or 2015, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2015 and still owned by us in the same manner at June 30, 2016 (Same-Store Properties totaled 56 of our 71 consolidated operating properties), (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2016 and 2015 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, including the Service Corporation and eEmerge Inc. Any assets sold or held for sale are excluded from income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	$ Change	% Change

Rental revenue	$263.3	$254.2	$9.1	3.6%	$47.0	$1.0	$106.5	$49.0	$416.8	$304.2	$112.6	37.0%
Escalation and reimbursement	42.8	39.5	3.3	8.4%	5.4	—	0.4	1.9	48.6	41.4	7.2	17.4%
Investment income	—	—	—	—%	—	—	44.2	45.2	44.2	45.2	(1.0)	(2.2)%
Other income	1.5	13.6	(12.1)	(89.0)%	0.4	—	106.1	4.7	108.0	18.3	89.7	490.2%
Total revenues	307.6	307.3	0.3	0.1%	52.8	1.0	257.2	100.8	617.6	409.1	208.5	51.0%

Property operating expenses	128.8	125.6	3.2	2.5%	12.7	0.4	4.2	8.5	145.7	134.5	11.2	8.3%
Transaction related costs	—	—	—	—%	0.1	0.6	2.0	2.4	2.1	3.0	(0.9)	(30.0)%
Marketing, general and administrative	—	—	—	—%	—	—	24.5	23.2	24.5	23.2	1.3	5.6%
	128.8	125.6	3.2	2.5%	12.8	1.0	30.7	34.1	172.3	160.7	11.6	7.2%

Net operating income	$178.8	$181.7	$(2.9)	(1.6)%	$40.0	$—	$226.5	$66.7	$445.3	$248.4	$196.9	79.3%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(96.5)	(81.7)	(14.8)	18.1%
Depreciation and amortization									(425.0)	(199.6)	(225.4)	112.9%
Equity in net income from unconsolidated joint ventures									5.8	3.0	2.8	93.3%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									33.4	0.7	32.7	4,671.4%
Gain on sale of real estate, net									196.6	—	196.6	100.0%
Depreciable real estate reserves									(10.4)	—	(10.4)	100.0%
Loss on sale of investment in marketable securities									(0.1)	—	(0.1)	100.0%
Income from continuing operation									149.1	(29.2)	178.3	(610.6)%
Net income from discontinued operations									—	—	—	—%
Gain on sale of discontinued operations									—	—	—	—%
Net income									$149.1	$(29.2)	$178.3	(610.6)%
Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the accelerated recognition of non-cash deferred income for 388-390 Greenwich Street ($75.3 million) as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale. Acquired properties drove an additional increase of ($46.0 million), which included the acquisition of 11 Madison Avenue ($34.5 million), the consolidation of 600 Lexington Avenue ($5.1 million), and the acquisition of 110 Greene Street ($2.7 million), as well as increased revenue from our Same-Store Properties ($9.1 million) resulting from increased occupancy and rents.

Escalation and reimbursement revenue increased primarily as a result of the acquisition of 11 Madison Avenue ($4.5 million).
Occupancy in our Same-Store Manhattan consolidated office operating portfolio, excluding leases signed but not yet commenced, was 96.5% at June 30, 2016 as compared to 96.6% at June 30, 2015. Occupancy for our Same-Store Suburban consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 82.1% at June 30, 2015 as compared to 81.9% at June 30, 2015.
The following table presents a summary of the commenced leasing activity for the three months ended June 30, 2016 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,040,027
Property no longer in redevelopment	—
Properties placed in service	—
Space which became available during the period(3)
• Office	208,714
• Retail	15,926
• Storage	1
	224,641
Total space available	1,264,668
Leased space commenced during the period:
• Office(4)	257,907	288,384	$72.37	$65.96	$34.79	4.3	7.6
• Retail	9,085	10,549	$70.96	$154.30	$47.95	—	5.1
• Storage	5,782	10,999	$4.25	$—	$—	15.0	11.3
Total leased space commenced	272,774	309,932	$69.90	$67.21	$34.00	4.5	7.6

Total available space at end of period	991,894

Early renewals
• Office	372,912	410,369	$64.74	$57.02	$10.70	1.4	6.3
• Retail	42,336	41,884	$53.12	$33.95	$20.89	—	12.7
• Storage	612	612	$26.00	$25.00	$—	—	1.5
Total early renewals	415,860	452,865	$63.61	$54.85	$11.62	1.3	6.9

Total commenced leases, including replaced previous vacancy
• Office		698,753	$67.89	$60.41	$20.64	2.6	6.7
• Retail		52,433	$56.71	$43.45	$26.34	—	12
• Storage		11,611	$5.40	$25.00	$—	14.2	1.5
Total commenced leases		762,797	$66.17	$59.29	$20.72	2.3	7.1

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	1,026,123
Sold vacancies	—
Properties placed in service	—
Space which became available during the period(3)
• Office	125,773
• Retail	2,016
• Storage	—
	127,789
Total space available	1,153,912
Leased space commenced during the period:
• Office(5)	70,122	70,185	$36.34	$35.89	$41.38	7.5	9.5
• Retail	2,016	2,016	$32.00	$32.00	$7.50	4.0	10.0
• Storage	1,360	866	$14.44	$—	$—	0.0	9.3
Total leased space commenced	73,498	73,067	$35.97	$35.75	$39.96	7.3	9.5

Total available space at end of the period	1,080,414

Early renewals
• Office	96,144	97,624	$38.37	$40.15	$33.45	9.7	9.3
• Retail	—	—	$—	$—	$—	—	—
• Storage	370	370	$16.78	$16.78	$—	—	7.4
Total early renewals	96,514	97,994	$38.29	$40.06	$33.33	9.7	9.3

Total commenced leases, including replaced previous vacancy
• Office		167,809	$37.52	$38.64	$36.77	8.8	9.4
• Retail		2,016	$32.00	$32.00	$7.50	4.0	10.0
• Storage		1,236	$15.14	$16.78	$—	—	8.7
Total commenced leases		171,061	$37.30	$38.50	$36.16	8.7	9.4
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $72.14 per rentable square feet for 250,828 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $67.55 per rentable square feet for 661,197 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $35.76 per rentable square feet for 38,594 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $38.42 per rentable square feet for 104,704 rentable square feet.

At June 30, 2016, 2.4% and 10.5% of the office space leased at our consolidated Manhattan and Suburban operating properties, respectively, is scheduled to expire during 2016. Based on our estimates at June 30, 2016, the current market asking rents on the scheduled 2016 lease expirations at our consolidated Manhattan operating properties are 18.5% higher than the existing in-place fully escalated rents while the current market asking rents on all of our consolidated Manhattan operating properties are 14.0% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates at June 30, 2016, the current market asking rents on the scheduled 2016 lease expirations at our consolidated Suburban operating properties are 10.5% higher than the existing in-place fully escalated rents while the current market asking rents on all of our consolidated Suburban operating properties are 7.5% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment Income
Investment income decreased primarily as a result of a smaller portfolio of debt and preferred equity investments and lower weighted average yield during the three months ended June 2016. For the three months ended June 30, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.4 billion and 9.5%, respectively, compared to $1.7 billion and 10.2%, respectively, for the same period in 2015. As of June 30, 2016, the debt and preferred equity investments had a weighted average term to maturity of 1.4 years. This decrease was partially offset by accelerated recognition of income on the early repayment of certain debt positions ($4.9 million).
Other Income
Other income increased primarily as a result of the lease termination fee earned in connection with the termination of the lease with Citigroup, Inc. at 388-390 Greenwich ($94.0 million) and promote income earned in connection with the sale of 33 Beekman ($10.8 million), partially offset by a lease termination fee received at 919 Third Avenue in 2015 ($11.3 million).
Property Operating Expenses
Property operating expenses increased primarily due to properties recently acquired ($12.4 million), including 11 Madison Avenue ($7.7 million) and the consolidation of 600 Lexington Avenue ($2.1 million). This increase was partially offset by the sale of Tower 45 ($3.2 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended June 30, 2016 were $24.5 million, or 3.6% of total combined revenues, including our share of joint venture revenues, and 50 basis points of total combined assets, including our share of joint venture assets compared to $23.2 million, or 5.0% of total revenues including our share of joint venture revenues, and 49 basis points of total assets including our share of joint venture assets for 2015.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense, net of interest income, increased primarily as a result of the mortgage on 11 Madison Avenue ($14.3 million) offset by the repayment of the Senior Unsecured Notes that matured in March 2016 ($3.8 million) and the repayment of the mortgage in connection with the sale of Tower 45 ($2.6 million). The weighted average consolidated debt balance outstanding increased to $9.7 billion for the three months ended June 30, 2016 from $8.4 billion for the three months ended June 30, 2015. The weighted average interest rate decreased to 3.74% for the three months ended June 30, 2016 from 3.86% for the three months ended June 30, 2015.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the accelerated depreciation expense related to 388-390 Greenwich Street ($306.2 million) as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale. The increase is also driven by the acquisition of 11 Madison in August 2015 ($19.3 million). This increase was partially offset by the acceleration of depreciation in June 2015 related to vacating the properties that comprise the One Vanderbilt development site ($99.1 million).
Equity in Net Income in Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures increased primarily as a result of the contribution of a debt investment to an unconsolidated joint venture in March 2016 ($1.5 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures/Real Estate
During the three months ended June 30, 2016, we recognized a gain on sale associated with the sale of our joint venture interests at 33 Beekman (33.0 million).
Gain on Sale of Real Estate
During the three months ended June 30, 2016, we recognized a gain on sale associated with the sale of the property at 388-390 Greenwich ($206.5 million), which was partially offset by the loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million).
Depreciable Real Estate Reserves
During the three months ended June 30, 2016, we recognized depreciable real estate reserves related to the sale of 500 West Putnam ($10.4 million).

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
The following comparison for the six months ended June 30, 2016, or 2016, to the six months ended June 30, 2015, or 2015, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2015 and still owned by us in the same manner at June 30, 2016 and totaled 56 of our 71 consolidated operating properties, (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2016 and 2015 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, including the Service Corporation and eEmerge Inc. Any assets sold or held for sale prior to January 1, 2016 are excluded from income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	$ Change	% Change

Rental revenue	$521.7	$498.0	$23.7	4.8%	$95.7	$5.3	$145.0	$104.3	$762.4	$607.6	$154.8	25.5%
Escalation and reimbursement	83.5	78.5	5.0	6.4%	9.9	0.2	0.8	3.7	94.2	82.4	11.8	14.3%
Investment income	—	—	—	—%	—	—	98.9	87.3	98.9	87.3	11.6	13.3%
Other income	3.6	15.1	(11.5)	(76.2)%	0.7	4.0	113.2	9.1	117.5	28.2	89.3	316.7%
Total revenues	608.8	591.6	17.2	2.9%	106.3	9.5	357.9	204.4	1,073.0	805.5	267.5	33.2%

Property operating expenses	262.1	256.7	5.4	2.1%	24.8	1.0	8.3	17.5	295.2	275.2	20.0	7.3%
Transaction related costs	0.1	—	0.1	—%	0.7	0.4	2.6	3.8	3.4	4.2	(0.8)	(19.0)%
Marketing, general and administrative	—	—	—	—%	—	—	48.5	48.7	48.5	48.7	(0.2)	(0.4)%
	262.2	256.7	5.5	2.1%	25.5	1.4	59.4	70.0	347.1	328.1	19.0	5.8%

Net operating income	$346.6	$334.9	$11.7	3.5%	$80.8	$8.1	$298.5	$134.4	$725.9	$477.4	$248.5	52.1%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(199.1)	(164.1)	(35.0)	21.3%
Depreciation and amortization									(604.4)	(307.9)	(296.5)	96.3%
Equity in net income from unconsolidated joint ventures									15.9	7.0	8.9	127.1%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									43.4	0.8	42.6	5,325.0%
Gain on sale of real estate, net									210.4	—	210.4	100.0%
Depreciable real estate reserves									(10.4)	—	(10.4)	100.0%
Loss on sale of investment in marketable securities									(0.1)	—	(0.1)	100.0%
Income from continuing operation									181.6	13.2	168.4	1,275.8%
Net income from discontinued operations									—	0.4	(0.4)	(100.0)%
Gain on sale of discontinued operations									—	13.0	(13.0)	(100.0)%
Net income									$181.6	$26.6	$155.0	582.7%

Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired ($90.5 million), which included 11 Madison Avenue ($70.6 million), 600 Lexington Avenue ($10.1 million), 110 Greene Street ($5.1 million), and 562 Fifth Avenue ($4.0 million), as well as increased revenue from our Same-Store Properties ($23.6 million) resulting from increased occupancy and rents. In addition rental revenues increased as a result of the accelerated recognition of non-cash deferred income for 388-390 Greenwich Street ($68.4 million) as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale. These increases were partially offset by the sale of 120 West 45th Street ($12.2 million), and 885 Third Avenue ($7.9 million).
Escalation and reimbursement revenue increased primarily as a result of properties acquired ($9.7 million), which included 11 Madison Avenue ($7.8 million) and 600 Lexington Avenue ($1.0 million).
Occupancy in our Same-Store consolidated office operating properties increased to 93.5% at June 30, 2016 as compared to 92.4% at June 30, 2015. Occupancy for our Same-Store Suburban consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 82.1% at June 30, 2016 as compared to 81.9% at June 30, 2015.
The following table presents a summary of the commenced leasing activity for the six months ended June 30, 2016 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of year	1,395,967
Properties placed in service	235,629
Space which became available during the year(3)
• Office	384,864
• Retail	32,639
• Storage	11,815
	429,318
Total space available	2,060,914
Leased space commenced during the year:
• Office(4)	980,889	1,029,033	$72.51	$61.37	$59.55	8.3	11.5
• Retail	60,330	72,338	$158.37	$122.44	$60.77	6.0	17.5
• Storage	27,801	28,121	$23.87	$24.28	$42.30	16.1	12.9
Total leased space commenced	1,069,020	1,129,492	$76.80	$62.68	$59.20	8.3	11.9

Total available space at end of year	991,894

Early renewals
• Office	860,559	930,727	$68.69	$52.30	$27.74	3.0	10
• Retail	50,257	49,805	$115.41	$90.44	$47.69	0.8	12.4
• Storage	13,107	9,846	$20.42	$55.10	$—	—	18.1
Total early renewals	923,923	990,378	$70.56	$54.24	$28.47	2.8	10.2

Total commenced leases, including replaced previous vacancy
• Office		1,959,760	$70.70	$54.76	$44.45	5.8	10.8
• Retail		122,143	$140.85	$95.10	$55.44	3.9	15.4
• Storage		37,967	$22.98	$51.39	$31.33	11.9	14.2
Total commenced leases		2,119,870	$73.88	$56.48	$44.85	5.8	11.1

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,175,375
Properties placed in service	(7,134)
Space which became available during the year(3)
• Office	164,649
• Retail	2,336
• Storage	—
	166,985
Total space available	1,335,226
Leased space commenced during the year:
• Office(5)	249,976	252,072	$31.63	$34.07	$44.29	7.7	9.4
• Retail	2,336	2,336	$31.04	$31.04	$6.47	3.5	9.3
• Storage	2,500	2,883	$13.59	$10.00	$—	4.2	7.8
Total leased space commenced	254,812	257,291	$31.42	$33.98	$43.45	7.6	9.4

Total available space at end of the year	1,080,414

Early renewals
• Office	224,245	231,896	$40.03	$38.60	$20.19	5.3	5.7
• Retail	—	—	$—	$—	$—	—	—
• Storage	1,996	1,996	$10.57	$10.57	$—	—	3.7
Total early renewals	226,241	233,892	$39.78	$38.36	$20.02	5.2	5.7

Total commenced leases, including replaced previous vacancy
• Office		483,968	$35.66	$37.03	$32.74	6.5	7.6
• Retail		2,336	$31.04	$31.04	$6.47	3.5	9.3
• Storage		4,879	$12.35	$10.52	$—	2.5	6.1
Total commenced leases		491,183	$35.40	$36.83	$32.29	6.5	7.6

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $70.01 per rentable square feet for 347,498 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $69.05 per rentable square feet for 1,278,225 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $32.51 per rentable square feet for 102,561 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $38.01 per rentable square feet for 302,943 rentable square feet.

Investment Income
Investment income increased primarily as a result of accelerated recognition of income on the early repayment of certain debt positions ($14.7 million). This increase was partially offset by a lower invested balance and lower weighted average yield during the first six months of 2016. For the six months ended June 30, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 9.9%, respectively, compared to $1.7 billion and 10.3%, respectively, for the same period in 2015. As of June 30, 2016, the debt and preferred equity investments had a weighted average term to maturity of 1.4 years.
Other Income
Other income increased primarily as a result of the lease termination fee earned in connection with the termination of the lease with Citigroup, Inc. at 388-390 Greenwich Street ($94.0 million) and promote income earned in connection with the sale of 33 Beekman ($10.8 million), partially offset by a lease termination fee received at 919 Third Avenue in 2015 ($11.3 million).

Property Operating Expenses
Property operating expenses increased primarily due to properties recently acquired ($23.8 million), which included 11 Madison Avenue ($14.3 million), 600 Lexington Avenue ($4.5 million), and 110 Greene Street ($2.9 million). The increase in operating expenses for Same-Store properties was a result of higher real estate taxes across the portfolio ($7.7 million). These increases were partially offset by the sale of 120 West 45th Street ($6.5 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the six months ended June 30, 2016 were $48.5 million, or 4.1% of total revenues including our share of joint venture revenues, and 50 basis points of total assets including our share of joint venture assets compared to $48.7 million, or 5.3% of total revenues including our share of joint venture revenues, and 51 basis points of total assets including our share of joint venture assets for the same period in 2015.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense, net of interest income, increased primarily as a result of the mortgage on 11 Madison Avenue ($27.2 million) offset by the repayment of the Senior Unsecured Notes that matured in March 2016 ($3.8 million) and the repayment of the mortgage in connection with the sale of Tower 45 ($5.2 million). The weighted average consolidated debt balance outstanding increased from $8.3 billion for the six months ended June 30, 2015 to $10.1 billion for the six months ended June 30, 2016. The weighted average interest rate decreased from 3.90% for the six months ended June 30, 2015 to 3.73% for the six months ended June 30, 2016.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the accelerated depreciation expense related to 388-390 Greenwich Street ($340.4 million) as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale. The increase is also driven by the acquisition of 11 Madison in August 2015 ($54.8 million). This increase was partially offset by the acceleration of depreciation in June 2015 related to vacating the properties that comprise the One Vanderbilt development site ($102.6 million).
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures increased primarily as a result of higher net income contributions from 1552-1560 Broadway ($3.5 million) as a result of the settlement in February 2016 of arbitration regarding a tenant's rent at the property and the contribution of a debt investment to an unconsolidated joint venture in March 2016 ($1.7 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the six months ended June 30, 2016, we recognized a gain on sale associated with the sale of our joint venture interests at 33 Beekman ($33.0 million), 7 Renaissance Square ($4.2 million), 1 Jericho ($3.3 million) and EOP Denver ($2.8 million).
Gain on Sale of Real Estate
During the six months ended June 30, 2016, we recognized gains on sale associated with the sale of the property at 388-390 Greenwich ($206.5 million) and 248-252 Bedford Avenue in Brooklyn, New York ($15.3 million), which were partially offset by the sale loss on sale of 7 International Drive, Westchester County, NY ($6.9 million).
Depreciable Real Estate Reserves
During the six months ended June 30, 2016, we recognized depreciable real estate reserves related to the sale of 500 West Putnam ($10.4 million).
Discontinued Operations
Discontinued operations for the six months ended June 30, 2015 includes the gain recognized on the sale of 180 Maiden Lane ($17.0 million) and the related results of operations. The Company adopted ASU 2014-08 effective January 1, 2015 which raised the threshold for disposals to qualify as discontinued operations to dispositions which represent a strategic shift in an entity’s operations. The guidance was applied prospectively for new disposals. As a result, the results of operations for 388 Greenwich Street which was classified as held for sale at March 31, 2016 and 500 West Putnam Avenue which was classified as held for sale at June 30, 2016 are included in continuing operations for the three and six months June 30, 2016.

Reconciliation of Same-Store Operating Income to Same-Store Net Operating Income
We present Same-Store net operating income, or Same-Store NOI, because we believe that this measure provides investors with useful information regarding the operating performance of properties that are comparable for the periods presented. We determine Same-Store net operating income by subtracting Same-Store property operating expenses and ground rent from Same-Store rental revenues and other income. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. None of these measures is an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.
For properties owned since January 1, 2015 and still owned and operated at June 30, 2016, Same-Store NOI is determined as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Rental revenues	$306.1	$293.8	$12.3	4.2%	$605.2	$576.5	$28.7	5.0%
Other income	1.5	13.6	(12.1)	(89.0)%	3.6	15.1	(11.5)	(76.2)%
Total revenues	307.6	307.4	0.2	0.1%	608.8	591.6	17.2	2.9%
Property operating expenses	128.8	125.5	3.3	2.6%	262.1	256.7	5.4	2.1%
Operating income	178.8	181.9	(3.1)	(1.7)%	346.7	334.9	11.8	3.5%
Less: Non-building NOI	(0.7)	(0.3)	(0.4)	133.3%	(1.1)	(0.8)	(0.3)	37.5%
Same-Store NOI	178.1	181.6	(3.5)	(1.9)%	345.6	334.1	11.5	3.4%
Free rent (net of amortization)	0.4	3.4	(3.0)	(88.2)%	1.3	5.5	(4.2)	(76.4)%
Straight-line revenue & other adjustments	8.3	16.3	(8.0)	(49.1)%	16.6	21.8	(5.2)	(23.9)%
Rental Income - FAS 141	3.8	5.0	(1.2)	(24.0)%	7.5	7.8	(0.3)	(3.8)%
Ground lease straight-line adjustment	0.5	0.5	—	—%	0.9	0.9	—	—%
Allowance for straight-line tenant credit loss	0.2	(0.7)	0.9	(128.6)%	1.9	(1.6)	3.5	(218.8)%
Cash NOI	$166.3	$156.7	$9.6	6.1%	$323.0	$298.3	$24.7	8.3%

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

The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2016 are as follows (in thousands):

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Property mortgages and other loans	$107,795	$953,192	$111,158	$70,255	$732,330	$3,270,578	$5,245,308
MRA and FHLB facilities	158,259	205,000	—	—	—	—	363,259
Corporate obligations	—	355,008	250,000	933,000	535,000	400,000	2,473,008
Joint venture debt-our share	163,575	549,135	9,293	554,686	30,298	547,167	1,854,154
Total	$429,629	$2,062,335	$370,451	$1,557,941	$1,297,628	$4,217,745	$9,935,729

As of June 30, 2016, we had $315.6 million of consolidated cash on hand, inclusive of $39.3 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $276.2 million and $215.9 million at June 30, 2016 and 2015, respectively, representing a increase of $60.3 million. The increase was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)
Net cash provided by operating activities	$373,378	$233,459	$139,919
Net cash provided by investing activities	$2,126,747	$(257,933)	$2,384,680
Net cash used in financing activities	$(2,479,298)	$(41,039)	$(2,438,259)
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

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2016, when compared to the six months ended June 30, 2015, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate property	$4,828
Additions to land, buildings and improvements	(34,598)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	306,073
Investments in unconsolidated joint ventures	83,746
Distributions in excess of cumulative earnings from unconsolidated joint ventures	112,354
Net proceeds from disposition of real estate/joint venture interest	1,424,714
Proceeds from sale of marketable securities	4,885
Purchases of marketable securities	7,438
Other investments	6,633
Origination of debt and preferred equity investments	160,020
Repayments or redemption of debt and preferred equity investments	308,587
Net cash provided by investing activities	$2,384,680
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $122.5 million for the six months ended June 30, 2015 to $157.1 million for the six months ended June 30, 2016 and relates primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2016, when compared to the six months ended June 30, 2015, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$144,093
Repayments of mortgages and other loans payable	(1,174,478)
Proceeds from revolving credit facility and senior unsecured notes	(355,000)
Repayments of revolving credit facility and senior unsecured notes	(929,289)
Proceeds from stock options exercised and DRIP issuance	(106,876)
Proceeds from sale of common stock	(124,999)
Redemption of preferred stock	(2,649)
Distributions to noncontrolling interests in other partnerships	101,849
Contributions from noncontrolling interests in other partnerships	(7,221)
Distributions to noncontrolling interests in the Operating Partnership	(1,316)
Dividends paid on common and preferred stock	(28,924)
Other obligations related to mortgage loan participations	51,500
Deferred loan costs and capitalized lease obligation	(4,949)
Decrease in net cash used in financing activities	$(2,438,259)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2016, 100,164,358 shares of common stock and no shares of excess stock were issued and outstanding.
As of June 30, 2016 SL Green had 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $304.9 million.

At-The-Market Equity Offering Program
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. The Company did not make any sales of its common stock under an ATM program in the first six months of 2016.
Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the six months ended June 30, 2016 and 2015, respectively (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Shares of common stock issued	904	775,316
Dividend reinvestments/stock purchases under the DRSPP	$89	$99,546
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of June 30, 2016, 10.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
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
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded no compensation expense during the three and six months ended June 30, 2016, and $3.2 million and $3.9 million during the three and six months ended June 30, 2015, respectively, related to the 2011 Outperformance Plan.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of June 30, 2016, will be amortized into earnings through the final vesting period. We recorded compensation expense of $3.3 million, $4.8 million, $1.5 million and $2.9 million during the three and six months ended June 30, 2016 and 2015, respectively, related to the 2014 Outperformance Plan.
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
During the six months ended June 30, 2016, 7,276 phantom stock units were earned and 8,749 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million, $1.8 million, $0.3 million and $1.7 million during the three and six months ended June 30, 2016 and 2015 related to the Deferred Compensation Plan. As of June 30, 2016, there were 87,968 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2016, 91,273 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At June 30, 2016, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 45.2% of our combined market capitalization of $21.3 billion (based on a common stock price of $106.47 per share, the closing price of SL Green's common stock on the NYSE on June 30, 2016). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2016 and December 31, 2015, (amounts in thousands).

Debt Summary:	June 30, 2016	December 31, 2015
Balance
Fixed rate	$6,104,803	$6,190,382
Variable rate—hedged	507,784	1,041,872
Total fixed rate	6,612,587	7,232,254
Variable rate	329,905	2,023,719
Variable rate—supporting variable rate assets	1,121,250	1,178,775
Total variable rate	1,451,155	3,202,494
Total	$8,063,742	$10,434,748
Percent of Total Debt:
Fixed rate	82.0%	69.3%
Variable rate	18.0%	30.7%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.41%	4.63%
Variable rate	2.02%	1.74%
Effective interest rate	3.73%	3.78%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.47% and 0.43% at June 30, 2016 and December 31, 2015, respectively). Our consolidated debt at June 30, 2016 had a weighted average term to maturity of 5.41 years.

Certain of our debt and equity investments and other investments, with a carrying value of $1.1 billion at June 30, 2016, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of June 30, 2016, our total mortgage debt (excluding our share of joint venture mortgage debt of $1.9 billion) consisted of $5.0 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.43% and $0.6 billion of variable rate debt with an effective weighted average interest rate of 2.59%.
Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of June 30, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $933.0 million term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of June 30, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At June 30, 2016, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At June 30, 2016, the effective interest rate was 1.69% for the revolving credit facility and 1.95% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2016, the facility fee was 25 basis points.
As of June 30, 2016, we had $73.6 million of outstanding letters of credit, $285.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $1.2 billion under the 2012 credit facility. At June 30, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $277.4 million and $985.1 million, respectively, inclusive of net deferred financing costs. At June 30, 2016 and December 31, 2015, the term loan facility had a carrying value of $930.0 million and $929.5 million, respectively, inclusive of net deferred financing costs.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. As of June 30, 2016, we had $229.0 million in outstanding secured advances with a weighted average borrowing rate of 0.90%.
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
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015 we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2012 credit facility, as defined below.
At June 30, 2016 and December 31, 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $8.7 billion and $10.8 billion, respectively.
In July 2016, we entered into a new Master Repurchase Agreement, with a maximum facility capacity of $300.0 million and bears interest ranging from 2.25 and 4 basis points over 30-day LIBOR depending on the pledged collateral. The new MRA has an initial maturity date of July 2018, with an extension term of one additional year.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2016 Unpaid Principal Balance	June 30, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
October 12, 2010(2)	$345,000	$327,489	$321,130	3.00%	3.00%	7	October 2017
August 5, 2011(3)	250,000	249,845	249,810	5.00%	5.00%	7	August 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015(3)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 26, 2007(4)	10,008	10,008	10,008	3.00%	3.00%	20	March 2027
March 31, 2006(5)	—	—	255,296
	$1,155,008	$1,137,342	$1,386,244
Deferred financing costs, net		$(6,652)	$(7,280)
	$1,155,008	$1,130,690	$1,378,964
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.4998 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2016 and will remain exchangeable through June 30, 2016. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of June 30, 2016, $17.5 million remained to be amortized into the debt balance.

(3)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(4)
Issued by the Operating Partnership. Interest on these remaining exchangeable notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 5.7985 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events.

(5)	Issued by ROP, balance was repaid in March 2016.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2016 and December 31, 2015, we were in compliance with all such covenants.
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
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2016 would increase our annual interest cost, net of interest income from variable rate debt, by $3.2 million and would increase our share of joint venture annual interest cost by $11.5 million. At June 30, 2016, $1.1 billion of our $1.7 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $6.6 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of June 30, 2016 bore interest based on a spread of LIBOR plus 28 basis points to LIBOR plus 417 basis points.
Contractual Obligations
Refer to our 2015 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and six months ended June 30, 2016.
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

Capital Expenditures
We estimate that for the year ending December 31, 2016, we expect to incur $178.6 million of recurring capital expenditures and $111.8 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $32.3 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.88 per share, we would pay 288.4 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million, $1.7 million, $1.0 million and $1.9 million for the three and six months ended June 30, 2016 and 2015, respectively. We also recorded expenses, inclusive of capitalized expenses, of $7.1 million, $10.9 million, $4.6 million, and $8.6 million for the three and six months ended June 30, 2016 and 2015, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.2 million for both the three and six months ended June 30, 2016 and 2015.
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
Funds from Operations
Funds from Operations, or FFO, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002, and as subsequently amended, defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles, or GAAP), excluding gains (or losses) from sales of properties and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties.
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

FFO for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to SL Green common stockholders	$133,457	$(39,106)	$156,678	$4,171
Add:
Depreciation and amortization	425,042	199,565	604,350	307,902
Joint venture depreciation and noncontrolling interest adjustments	8,328	4,435	18,842	13,057
Net income attributable to noncontrolling interests	9,021	5,049	11,917	12,719
Less:
Gain on sale of real estate and discontinued operations	196,580	—	210,353	12,983
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	33,448	769	43,363	769
Depreciation on non-rental real estate assets	500	500	996	1,025
Depreciable real estate reserves	(10,387)	—	(10,387)	—
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$355,707	$168,674	$547,462	$323,072
Cash flows provided by operating activities	$259,288	$142,500	$373,378	$233,459
Cash flows used in investing activities	$1,787,890	$(488,230)	$2,126,747	$(257,933)
Cash flows provided by financing activities	$(2,087,157)	$230,856	$(2,479,298)	$(41,039)
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2015 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2015.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
As of June 30, 2016, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio.
ITEM 1A.    RISK FACTORS

As of June 30, 2016 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2016 the Operating Partnership issued 537,874 units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock, on a one-for- one basis, pursuant to the Operating Partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

101.10
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: August 4, 2016	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	August 4, 2016
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	August 4, 2016
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	August 4, 2016
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	August 4, 2016
Matthew J. DiLiberto

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	August 4, 2016
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	August 4, 2016
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	August 4, 2016
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	August 4, 2016
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	August 4, 2016
Betsy S. Atkins
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: August 4, 2016		Matthew J. DiLiberto Chief Financial Officer