Form 10-Q
period 2016-09-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2016-11-09
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
SL Green Realty Corp.    Yes ☐    No ☒            SL Green Operating Partnership, L.P.    Yes ☐    No ☒
As of November 8, 2016, 101,322,189 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of November 8, 2016, 1,497,718 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of September 30, 2016, the Company owned 95.71% of the outstanding general and limited partnership interest in the Operating Partnership and noncontrolling investors held, in aggregate, a 4.29% limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1.

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,347,482	$4,779,159
Building and improvements	7,777,647	10,423,739
Building leasehold and improvements	1,436,287	1,431,259
Properties under capital lease	47,445	47,445
	12,608,861	16,681,602
Less: accumulated depreciation	(2,190,142)	(2,060,706)
	10,418,719	14,620,896
Assets held for sale	117,159	34,981
Cash and cash equivalents	405,896	255,399
Restricted cash	100,195	233,578
Investments in marketable securities	60,352	45,138
Tenant and other receivables, net of allowance of $18,278 and $17,618 in 2016 and 2015, respectively	55,976	63,491
Related party receivables	14,840	10,650
Deferred rents receivable, net of allowance of $24,922 and $21,730 in 2016 and 2015, respectively	430,642	498,776
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,630 and $18,759 in 2016 and 2015, respectively	1,453,234	1,670,020
Investments in unconsolidated joint ventures	1,860,912	1,203,858
Deferred costs, net	252,179	239,920
Other assets	620,838	850,939
Total assets	$15,790,942	$19,727,646
Liabilities
Mortgages and other loans payable, net	$3,954,155	$6,881,920
Revolving credit facility, net	—	985,055
Term loan and senior unsecured notes, net	2,303,657	2,308,478
Accrued interest payable	30,734	42,406
Other liabilities	211,513	168,477
Accounts payable and accrued expenses	178,946	196,213
Deferred revenue	237,548	399,102
Capital lease obligations	41,951	41,360
Deferred land leases payable	2,419	1,783
Dividend and distributions payable	81,392	79,790
Security deposits	67,709	68,023
Liabilities related to assets held for sale	65,520	29,000
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,275,544	11,301,607

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	490,440	424,206
Preferred units	302,310	282,516

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2016 and December 31, 2015	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 101,319 and 100,063 issued and outstanding at September 30, 2016 and December 31, 2015, respectively (including 1,055 and 87 shares held in treasury at September 30, 2016 and December 31, 2015, respectively)	1,013	1,001
Additional paid-in-capital	5,596,026	5,439,735
Treasury stock at cost	(124,049)	(10,000)
Accumulated other comprehensive loss	(14,074)	(8,749)
Retained earnings	1,612,707	1,643,546
Total SL Green stockholders' equity	7,293,555	7,287,465
Noncontrolling interests in other partnerships	429,093	431,852
Total equity	7,722,648	7,719,317
Total liabilities and equity	$15,790,942	$19,727,646

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenue, net	$281,482	$318,465	$1,043,898	$926,020
Escalation and reimbursement	53,130	48,254	147,357	130,630
Investment income	75,396	49,328	174,347	136,588
Other income	6,673	16,019	124,137	44,201
Total revenues	416,681	432,066	1,489,739	1,237,439
Expenses
Operating expenses, including $5,042 and $15,171 in 2016 and $5,238 and $13,415 in 2015 of related party expenses	79,425	78,648	234,269	225,539
Real estate taxes	64,133	61,009	187,931	173,018
Ground rent	8,338	8,252	24,953	24,526
Interest expense, net of interest income	72,565	84,141	256,326	235,694
Amortization of deferred financing costs	4,815	7,160	20,180	19,727
Depreciation and amortization	112,665	146,185	717,015	454,087
Transaction related costs	2,593	5,829	5,987	10,039
Marketing, general and administrative	25,458	23,475	73,974	72,139
Total expenses	369,992	414,699	1,520,635	1,214,769
Income (loss) from continuing operations before equity in net (loss) income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, loss on sale of investment in marketable securities and loss on early extinguishment of debt	46,689	17,367	(30,896)	22,670
Equity in net (loss) income from unconsolidated joint ventures	(3,968)	3,627	11,969	10,651
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	225	15,281	43,588	16,050
Gain on sale of real estate, net	397	159,704	210,750	159,704
Depreciable real estate reserves	—	(19,226)	(10,387)	(19,226)
Loss on sale of investment in marketable securities	—	—	(83)	—
Loss on early extinguishment of debt	—	—	—	(49)
Income from continuing operations	43,343	176,753	224,941	189,800
Net income from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	—	—	—	12,983
Net income	43,343	176,753	224,941	203,210
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(1,663)	(6,467)	(8,171)	(6,634)
Noncontrolling interests in other partnerships	(836)	(665)	(6,245)	(13,217)
Preferred units distributions	(2,854)	(2,225)	(8,382)	(4,316)
Net income attributable to SL Green	37,990	167,396	202,143	179,043
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,213)	(11,214)
Net income attributable to SL Green common stockholders	$34,252	$163,658	$190,930	$167,829

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amounts attributable to SL Green common stockholders:
Income (loss) from continuing operations before depreciable real estate reserves, gains on sale and discontinued operations	$33,657	$13,768	$(43,041)	$4,357
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	215	14,705	41,805	15,439
Net income from discontinued operations	—	—	—	411
Gain on sale of discontinued operations	—	—	—	12,489
Gain on sale of real estate	380	153,687	202,128	153,628
Depreciable real estate reserves	—	(18,502)	(9,962)	(18,495)
Net income attributable to SL Green common stockholders	$34,252	$163,658	$190,930	$167,829
Basic earnings per share:
Income (loss) from continuing operations before depreciable real estate reserves, gains on sale and discontinued operations	$0.34	$0.14	$(0.43)	$0.04
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	0.15	0.42	0.16
Net income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	—	—	0.13
Gain on sale of real estate	—	1.54	2.02	1.55
Depreciable real estate reserves	—	(0.19)	(0.10)	(0.19)
Net income attributable to SL Green common stockholders	$0.34	$1.64	$1.91	$1.69
Diluted earnings per share:
Income (loss) from continuing operations before depreciable real estate reserves, gains on sale and discontinued operations	$0.34	$0.14	$(0.43)	$0.04
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	0.15	0.42	0.16
Net income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	—	—	0.13
Gain on sale of real estate	—	1.54	2.01	1.54
Depreciable real estate reserves	—	(0.19)	(0.10)	(0.19)
Net income attributable to SL Green common stockholders	$0.34	$1.64	$1.90	$1.68
Dividends per share	$0.72	$0.60	$2.16	$1.80
Basic weighted average common shares outstanding	100,233	99,621	100,140	99,205
Diluted weighted average common shares and common share equivalents outstanding	105,143	103,929	104,761	103,609

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$43,343	$176,753	$224,941	$203,210
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SL Green's share of joint venture net unrealized gain (loss) on derivative instruments	2,632	(5,423)	(4,682)	(8,853)
Change in unrealized (loss) gain on marketable securities	(30)	317	(900)	(337)
Other comprehensive income (loss)	2,602	(5,106)	(5,582)	(9,190)
Comprehensive income	45,945	171,647	219,359	194,020
Net income attributable to noncontrolling interests and preferred units distributions	(5,353)	(9,357)	(22,798)	(24,167)
Other comprehensive (loss) income attributable to noncontrolling interests	(118)	191	257	349
Comprehensive income attributable to SL Green	$40,474	$162,481	$196,818	$170,202

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2015	$221,932	99,976	$1,001	$5,439,735	$(10,000)	$(8,749)	$1,643,546	$431,852	$7,719,317
Net income							202,143	6,245	208,388
Other comprehensive loss						(5,325)			(5,325)
Preferred dividends							(11,213)		(11,213)
DRSPP proceeds		1		146					146
Conversion of units of the Operating Partnership to common stock		118	1	12,745					12,746
Reallocation of noncontrolling interest in the Operating Partnership							(4,959)		(4,959)
Deferred compensation plan and stock award, net		12		(2,086)					(2,086)
Amortization of deferred compensation plan				19,230					19,230
Issuance of common stock			10	113,999	(114,049)				(40)
Proceeds from stock options exercised		157	1	12,257					12,258
Contributions to consolidated joint venture interests								2,019	2,019
Cash distributions to noncontrolling interests								(11,023)	(11,023)
Cash distributions declared ($2.16 per common share, none of which represented a return of capital for federal income tax purposes)							(216,810)		(216,810)
Balance at September 30, 2016	$221,932	100,264	$1,013	$5,596,026	$(124,049)	$(14,074)	$1,612,707	$429,093	$7,722,648

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$224,941	$203,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	737,195	473,817
Equity in net income from unconsolidated joint ventures	(11,969)	(10,651)
Distributions of cumulative earnings from unconsolidated joint ventures	19,311	33,141
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(43,588)	(16,050)
Depreciable real estate reserves	10,387	19,226
Gain on sale of real estate	(210,750)	(159,704)
Gain on sale of discontinued operations	—	(12,983)
Loss on sale of investments in marketable securities	83	—
Loss on early extinguishment of debt	—	49
Deferred rents receivable	40,056	(99,015)
Other non-cash adjustments (1)	(155,558)	(16,140)
Changes in operating assets and liabilities:
Restricted cash—operations	(12,855)	(23,437)
Tenant and other receivables	2,714	(8,498)
Related party receivables	(4,167)	646
Deferred lease costs	(47,036)	(46,673)
Other assets	(30,899)	(43,736)
Accounts payable, accrued expenses and other liabilities and security deposits	(28,089)	6,119
Deferred revenue and land leases payable	19,016	23,678
Net cash provided by operating activities	508,792	322,999
Investing Activities
Acquisitions of real estate property	(38,005)	(2,574,687)
Additions to land, buildings and improvements	(269,182)	(219,760)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	85,983	(117,026)
Investments in unconsolidated joint ventures	(69,422)	(127,783)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	171,472	89,059
Net proceeds from disposition of real estate/joint venture interest	2,419,841	1,072,175
Proceeds from sale of marketable securities	6,868	432
Purchases of marketable securities	(23,062)	(7,769)
Other investments	8,232	(11,894)
Origination of debt and preferred equity investments	(554,803)	(461,257)
Repayments or redemption of debt and preferred equity investments	667,251	372,084
Net cash provided by (used in) investing activities	2,405,173	(1,986,426)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2016	2015
Financing Activities
Proceeds from mortgages and other loans payable	$256,207	$1,706,018
Repayments of mortgages and other loans payable	(1,786,034)	(681,286)
Proceeds from revolving credit facility and senior unsecured notes	1,260,300	2,130,000
Repayments of revolving credit facility and senior unsecured notes	(2,269,604)	(1,466,007)
Proceeds from stock options exercised and DRIP issuance	12,404	112,399
Proceeds from sale of common stock	—	124,794
Redemption of preferred stock	(2,999)	(200)
Distributions to noncontrolling interests in other partnerships	(11,023)	(113,595)
Contributions from noncontrolling interests in other partnerships	2,019	11,931
Distributions to noncontrolling interests in the Operating Partnership	(9,245)	(7,017)
Dividends paid on common and preferred stock	(234,801)	(191,920)
Other obligations related to mortgage loan participations	59,150	25,000
Deferred loan costs and capitalized lease obligation	(39,842)	(23,739)
Net cash (used in) provided by financing activities	(2,763,468)	1,626,378
Net increase (decrease) in cash and cash equivalents	150,497	(37,049)
Cash and cash equivalents at beginning of year	255,399	281,409
Cash and cash equivalents at end of period	$405,896	$244,360

(1) Included in Other non-cash adjustments is $172.4 million for the nine months ended September 30, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership relating to the investment in unconsolidated joint ventures	$51,647	$—
Redemption of units in the Operating Partnership for stock	12,746	41,605
Exchange of debt investment for equity in joint venture	68,581	10,151
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	—	21,578
Acquisition of subsidiary interest from noncontrolling interest	—	20,630
Issuance of preferred units relating to a real estate acquisition	22,793	211,601
Tenant improvements and capital expenditures payable	4,281	14,470
Fair value adjustment to noncontrolling interest in Operating Partnership	4,959	31,664
Capital lease assets	—	20,000
Reclassification of development costs from other assets to real estate	—	47,519
Transfer of assets related to assets held for sale	2,048,376	117,885
Transfer of liabilities related to assets held for sale	1,677,528	94
Deferred leasing payable	1,208	6,176
Removal of fully depreciated commercial real estate properties	22,179	—
Deconsolidation of a subsidiary (2)	1,173,570	27,435
Issuance of common stock	—	2,228
Issuance of common stock to consolidated joint venture	114,049	10,000
Contribution to consolidated joint venture by noncontrolling interest	—	22,504
Receivable from sale of unconsolidated joint venture interest	—	15,129

(2) The 2016 amount relates to 11 Madison for which in August 2016 we closed on the sale of a 40% interest. The sale did not meet the criteria for sale accounting and as a result the property is being accounted for under the profit sharing method.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,347,482	$4,779,159
Building and improvements	7,777,647	10,423,739
Building leasehold and improvements	1,436,287	1,431,259
Property under capital lease	47,445	47,445
	12,608,861	16,681,602
Less: accumulated depreciation	(2,190,142)	(2,060,706)
	10,418,719	14,620,896
Assets held for sale	117,159	34,981
Cash and cash equivalents	405,896	255,399
Restricted cash	100,195	233,578
Investments in marketable securities	60,352	45,138
Tenant and other receivables, net of allowance of $18,278 and $17,618 in 2016 and 2015, respectively	55,976	63,491
Related party receivables	14,840	10,650
Deferred rents receivable, net of allowance of $24,922 and $21,730 in 2016 and 2015, respectively	430,642	498,776
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,630 and $18,759 in 2016 and 2015, respectively	1,453,234	1,670,020
Investments in unconsolidated joint ventures	1,860,912	1,203,858
Deferred costs, net	252,179	239,920
Other assets	620,838	850,939
Total assets	$15,790,942	$19,727,646
Liabilities
Mortgages and other loans payable, net	$3,954,155	$6,881,920
Revolving credit facility, net	—	985,055
Term loan and senior unsecured notes, net	2,303,657	2,308,478
Accrued interest payable	30,734	42,406
Other liabilities	211,513	168,477
Accounts payable and accrued expenses	178,946	196,213
Deferred revenue	237,548	399,102
Capital lease obligations	41,951	41,360
Deferred land leases payable	2,419	1,783
Dividend and distributions payable	81,392	79,790
Security deposits	67,709	68,023
Liabilities related to assets held for sale	65,520	29,000
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,275,544	11,301,607
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,495 and 3,746 limited partner common units outstanding at September 30, 2016 and December 31, 2015, respectively)	490,440	424,206
Preferred units	302,310	282,516

	September 30, 2016	December 31, 2015
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2016 and December 31, 2015	221,932	221,932
SL Green partners' capital (1,047 and 1,035 general partner common units and 99,217 and 98,941 limited partner common units outstanding at September 30, 2016 and December 31, 2015, respectively)	7,085,697	7,074,282
Accumulated other comprehensive loss	(14,074)	(8,749)
Total SLGOP partners' capital	7,293,555	7,287,465
Noncontrolling interests in other partnerships	429,093	431,852
Total capital	7,722,648	7,719,317
Total liabilities and capital	$15,790,942	$19,727,646

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenue, net	$281,482	$318,465	$1,043,898	$926,020
Escalation and reimbursement	53,130	48,254	147,357	130,630
Investment income	75,396	49,328	174,347	136,588
Other income	6,673	16,019	124,137	44,201
Total revenues	416,681	432,066	1,489,739	1,237,439
Expenses
Operating expenses, including $5,042 and $15,171 in 2016 and $5,238 and $13,415 in 2015 of related party expenses	79,425	78,648	234,269	225,539
Real estate taxes	64,133	61,009	187,931	173,018
Ground rent	8,338	8,252	24,953	24,526
Interest expense, net of interest income	72,565	84,141	256,326	235,694
Amortization of deferred financing costs	4,815	7,160	20,180	19,727
Depreciation and amortization	112,665	146,185	717,015	454,087
Transaction related costs	2,593	5,829	5,987	10,039
Marketing, general and administrative	25,458	23,475	73,974	72,139
Total expenses	369,992	414,699	1,520,635	1,214,769
Income (loss) from continuing operations before equity in net (loss) income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, loss on sale of investment in marketable securities and loss on early extinguishment of debt	46,689	17,367	(30,896)	22,670
Equity in net (loss) income from unconsolidated joint ventures	(3,968)	3,627	11,969	10,651
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	225	15,281	43,588	16,050
Gain on sale of real estate, net	397	159,704	210,750	159,704
Depreciable real estate reserves	—	(19,226)	(10,387)	(19,226)
Loss on sale of investment in marketable securities	—	—	(83)	—
Loss on early extinguishment of debt	—	—	—	(49)
Income from continuing operations	43,343	176,753	224,941	189,800
Net income from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	—	—	—	12,983
Net income	43,343	176,753	224,941	203,210
Noncontrolling interests in other partnerships	(836)	(665)	(6,245)	(13,217)
Preferred units distributions	(2,854)	(2,225)	(8,382)	(4,316)
Net income attributable to SLGOP	39,653	173,863	210,314	185,677
Perpetual preferred unit distributions	(3,738)	(3,738)	(11,213)	(11,214)
Net income attributable to SLGOP common unitholders	$35,915	$170,125	$199,101	$174,463

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amounts attributable to SLGOP common unitholders:
Income (loss) from continuing operations before depreciable real estate reserves, gains on sale and discontinued operations	$35,293	$14,366	$(44,850)	$4,525
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	225	15,281	43,588	16,050
Net income from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	—	—	—	12,983
Gain on sale of real estate	397	159,704	210,750	159,704
Depreciable real estate reserves	—	(19,226)	(10,387)	(19,226)
Net income (loss) attributable to SLGOP common unitholders	$35,915	$170,125	$199,101	$174,463

Basic earnings per unit:
Income (loss) from continuing operations before depreciable real estate reserves, gains on sale and discontinued operations	$0.34	$0.14	$(0.43)	$0.04
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	0.15	0.42	0.16
Net income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	—	—	0.13
Gain on sale of real estate	—	1.54	2.02	1.55
Depreciable real estate reserves	—	(0.19)	(0.10)	(0.19)
Net income (loss) attributable to SLGOP common unitholders	$0.34	$1.64	$1.91	$1.69
Diluted earnings per unit:
Income (loss) from continuing operations before depreciable real estate reserves, gains on sale and discontinued operations	$0.34	$0.14	$(0.43)	$0.04
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	0.15	0.42	0.16
Net income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	—	—	0.13
Gain on sale of real estate	—	1.54	2.01	1.54
Depreciable real estate reserves	—	(0.19)	(0.10)	(0.19)
Net income (loss) attributable to SLGOP common unitholders	$0.34	$1.64	$1.90	$1.68
Dividends per unit	$0.72	$0.60	$2.16	1.80
Basic weighted average common units outstanding	104,730	103,522	104,412	103,129
Diluted weighted average common units and common unit equivalents outstanding	105,143	103,929	104,761	103,609

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$43,343	$176,753	$224,941	$203,210
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SLGOP's share of joint venture net unrealized gain (loss) on derivative instruments	2,632	(5,423)	(4,682)	(8,853)
Change in unrealized (loss) gain on marketable securities	(30)	317	(900)	(337)
Other comprehensive income (loss)	2,602	(5,106)	(5,582)	(9,190)
Comprehensive income	45,945	171,647	219,359	194,020
Net income attributable to noncontrolling interests	(836)	(665)	(6,245)	(13,217)
Other comprehensive (loss) income attributable to noncontrolling interests	(118)	191	257	349
Comprehensive income attributable to SLGOP	$44,991	$171,173	$213,371	$181,152

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2015	$221,932	99,976	$7,074,282	$(8,749)	$431,852	$7,719,317
Net income			202,143		6,245	208,388
Other comprehensive (loss)				(5,325)		(5,325)
Preferred distributions			(11,213)			(11,213)
DRSPP proceeds		1	146			146
Conversion of common units		118	12,746			12,746
Reallocation of noncontrolling interests in the operating partnership			(4,959)			(4,959)
Deferred compensation plan and stock award, net		12	(2,086)			(2,086)
Amortization of deferred compensation plan			19,230			19,230
Issuance of common stock			(40)			(40)
Contribution to consolidated joint venture interests					2,019	2,019
Contributions - proceeds from stock options exercised		157	12,258			12,258
Cash distributions to noncontrolling interests			.		(11,023)	(11,023)
Cash distributions declared ($2.16 per common unit, none of which represented a return of capital for federal income tax purposes)			(216,810)			(216,810)
Balance at September 30, 2016	$221,932	100,264	$7,085,697	$(14,074)	$429,093	$7,722,648

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$224,941	$203,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	737,195	473,817
Equity in net income from unconsolidated joint ventures	(11,969)	(10,651)
Distributions of cumulative earnings from unconsolidated joint ventures	19,311	33,141
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(43,588)	(16,050)
Depreciable real estate reserves	10,387	19,226
Gain on sale of real estate	(210,750)	(159,704)
Gain on sale of discontinued operations	—	(12,983)
Loss on sale of investment in marketable securities	83	—
Loss on early extinguishment of debt	—	49
Deferred rents receivable	40,056	(99,015)
Other non-cash adjustments (1)	(155,558)	(16,140)
Changes in operating assets and liabilities:
Restricted cash—operations	(12,855)	(23,437)
Tenant and other receivables	2,714	(8,498)
Related party receivables	(4,167)	646
Deferred lease costs	(47,036)	(46,673)
Other assets	(30,899)	(43,736)
Accounts payable, accrued expenses and other liabilities and security deposits	(28,089)	6,119
Deferred revenue and land leases payable	19,016	23,678
Net cash provided by operating activities	508,792	322,999
Investing Activities
Acquisitions of real estate property	(38,005)	(2,574,687)
Additions to land, buildings and improvements	(269,182)	(219,760)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	85,983	(117,026)
Investments in unconsolidated joint ventures	(69,422)	(127,783)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	171,472	89,059
Net proceeds from disposition of real estate/joint venture interest	2,419,841	1,072,175
Proceeds from sale of marketable securities	6,868	432
Purchases of marketable securities	(23,062)	(7,769)
Other investments	8,232	(11,894)
Origination of debt and preferred equity investments	(554,803)	(461,257)
Repayments or redemption of debt and preferred equity investments	667,251	372,084
Net cash provided by (used in) investing activities	2,405,173	(1,986,426)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Financing Activities
Proceeds from mortgages and other loans payable	$256,207	$1,706,018
Repayments of mortgages and other loans payable	(1,786,034)	(681,286)
Proceeds from revolving credit facility, term loan and senior unsecured notes	1,260,300	2,130,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(2,269,604)	(1,466,007)
Proceeds from stock options exercised and DRIP issuance	12,404	112,399
Net proceeds from sale of common stock	—	124,794
Redemption of preferred units	(2,999)	(200)
Distributions to noncontrolling interests in other partnerships	(11,023)	(113,595)
Contributions from noncontrolling interests in other partnerships	2,019	11,931
Distributions paid on common and preferred units	(244,046)	(198,937)
Other obligations related to mortgage loan participations	59,150	25,000
Deferred loan costs and capitalized lease obligation	(39,842)	(23,739)
Net cash (used in) provided by financing activities	(2,763,468)	1,626,378
Net increase (decrease) in cash and cash equivalents	150,497	(37,049)
Cash and cash equivalents at beginning of year	255,399	281,409
Cash and cash equivalents at end of period	$405,896	$244,360

(1) Included in Other non-cash adjustments is $172.4 million for the nine months ended September 30, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership relating to the investment in unconsolidated joint ventures	$51,647	$—
Redemption of units in the Operating Partnership for stock	12,746	41,605
Exchange of debt investment for equity in joint venture	68,581	10,151
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	—	21,578
Acquisition of subsidiary interest from noncontrolling interest	—	20,630
Issuance of preferred units relating to the real estate acquisition	22,793	211,601
Tenant improvements and capital expenditures payable	4,281	14,470
Capital lease assets	—	20,000
Reclassification of development costs from other assets to real estate	—	47,519
Transfer of assets related to assets held for sale	2,048,376	117,885
Transfer of liabilities related to assets held for sale	1,677,528	94
Deferred leasing payable	1,208	6,176
Removal of fully depreciated commercial real estate properties	22,179	—
Deconsolidation of a subsidiary (2)	1,173,570	27,435
Issuance of common stock	—	2,228
Issuance of common stock to consolidated joint venture	114,049	10,000
Contribution to consolidated joint venture by noncontrolling interest	—	22,504
Receivable from sale of unconsolidated joint venture interest	—	15,129

(2) The 2016 amount relates to 11 Madison for which in August 2016 we closed on the sale of a 40% interest. The sale did not meet the criteria for sale accounting and as a result the property is being accounted for under the profit sharing method.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2016

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2016, noncontrolling investors held, in the aggregate, a 4.29% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements".
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of September 30, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	24		16,054,606	7	6,558,139	31	22,612,745	95.4%
	Retail	10	(2)	418,093	9	347,970	19	766,063	87.6%
	Development/Redevelopment	3		42,635	3	767,311	6	809,946	35.5%
	Fee Interest	1		176,530	1	26,926	2	203,456	86.8%
		38		16,691,864	20	7,700,346	58	24,392,210	93.2%
Suburban	Office	25		4,113,800	2	640,000	27	4,753,800	82.0%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		27		4,166,800	3	640,000	30	4,806,800	82.2%
Total commercial properties		65		20,858,664	23	8,340,346	88	29,199,010	91.4%
Residential:
Manhattan	Residential	4	(2)(3)	762,587	17	2,957,282	21	3,719,869	81.4%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		4		762,587	17	2,957,282	21	3,719,869	81.4%
Total portfolio(3)		69		21,621,251	40	11,297,628	109	32,918,879	90.3%

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

(2)
As of September 30, 2016, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes the property at 400 East 57th Street, which is classified as held for sale at September 30, 2016.
As of September 30, 2016, we also managed an office building of approximately 336,000 square foot (unaudited), which is owned by a third party and held debt and preferred equity investments with a book value of $1.8 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2016 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 of the Company and the Operating Partnership.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of September 30, 2016 and December 31, 2015 are $1.6 billion and $200.7 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of September 30, 2016 and December 31, 2015 are $605.8 million and $101.1 million, respectively, collateralized by the real estate assets of the related consolidated VIEs. As of September 30, 2016, assets held for sale and liabilities related to assets held for sale on the consolidated balance sheets did not include amounts related to consolidated VIEs.
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
September 30, 2016

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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at September 30, 2016.
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
We recognized $(0.2) million and $191.4 million of rental revenue for the three and nine months ended September 30, 2016, and $10.2 million and $32.9 million of rental revenue for the three and nine months ended September 30, 2015 for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. Included in rental revenue is zero and $172.4 million for the three and nine months ended September 30, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale. For the three and nine months ended September 30, 2016, we recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $0.7 million and $2.0 million, respectively. For the three and nine months ended September 30, 2015, we recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $0.6 million and $1.7 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Identified intangible assets (included in other assets):
Gross amount	$624,557	$939,518
Accumulated amortization	(397,148)	(403,747)
Net(1)	$227,409	$535,771
Identified intangible liabilities (included in deferred revenue):
Gross amount	$648,583	$866,561
Accumulated amortization	(455,568)	(486,928)
Net(1)	$193,015	$379,633

(1)
As of September 30, 2016 and December 31, 2015, $0.3 million and $0.2 million, respectively and $0.8 million and $0.1 million, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

In February 2016, we closed on the sale of 885 Third Avenue but did not meet the criteria for sale accounting under the full accrual method in ASC 360-20, Property, Plant and Equipment - Real Estate Sales. As a result the property remains on our consolidated balance sheet until the criteria is met.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
We designate a security as held-to-maturity, available-for-sale, or trading at acquisition. As of September 30, 2016, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At September 30, 2016 and December 31, 2015, we held the following marketable securities (in thousands):

	September 30, 2016	December 31, 2015
Equity marketable securities	$23,213	$4,704
Commercial mortgage-backed securities	37,139	40,434
Total marketable securities available-for-sale	$60,352	$45,138
The cost basis of the commercial mortgage-backed securities was $36.1 million and $38.7 million at September 30, 2016 and December 31, 2015, respectively. These securities mature at various times through 2049.
During the three and nine months ended September 30, 2016, we disposed of marketable securities for aggregate net proceeds of $1.7 million and $6.9 million, respectively. During the three and nine months ended September 30, 2015, we disposed of marketable securities for aggregate net proceeds of $0.1 million, and $0.4 million, respectively.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2016.
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
September 30, 2016

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
September 30, 2016

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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and nine months ended September 30, 2016 and 2015.
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
During the three and nine months ended September 30, 2016, we recorded Federal, state and local tax provisions of $0.9 million and $1.9 million, respectively. During the three and nine months ended September 30, 2015, we recorded Federal, state and local tax provisions of $1.1 million and $2.5 million, respectively.
We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

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
September 30, 2016

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are primarily located in Manhattan. We also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than two tenants, who account for 7.8% and 6.8% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at September 30, 2016. For the three months ended September 30, 2016, 9.7%, 7.9%, 7.5%, 6.6%, 5.7%, and 5.1% of our share of annualized cash rent for consolidated properties was attributable to 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas, 420 Lexington Avenue, One Madison Avenue and 485 Lexington Avenue, respectively. Annualized cash rent for all other consolidated properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
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
September 30, 2016

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
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the guidance effective January 1, 2016. Accordingly, as of September 30, 2016 and December 31, 2015, $101.5 million and $130.3 million, respectively, of deferred debt issuance cost, net of amortization are presented as a direct reduction within Mortgages and other loans payable, Revolving credit facility, Term loan and senior unsecured notes on the Company's consolidated balance sheets.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

3. Property Acquisitions
2016 Acquisitions
During the nine months ended September 30, 2016, the property listed below was acquired from a third party. The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of this acquisition (in thousands):

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

2015 Acquisitions
During nine months ended September 30, 2016, we finalized the purchase price allocations based on facts and circumstances that existed at the acquisition dates for the following 2015 acquisitions (in thousands):

	187 Broadway and 5 & 7 Dey Street (1)	110 Greene Street (1)	Upper Eastside Residential (1)	11 Madison Avenue (1)	1640 Flatbush Avenue(1)
Acquisition Date	August 2015	July 2015	June 2015	August 2015	March 2015
Ownership Type	Fee Interest	Fee Interest	Fee Interest	Fee Interest	Fee Interest
Property Type	Residential/Retail	Office	Residential/Retail	Office	Retail

Purchase Price Allocation:
Land	$20,266	$45,120	$48,152	$675,776	$6,226
Building and building leasehold	42,468	215,470	—	1,553,602	501
Above-market lease value	17	—	—	19,764	—
Acquired in-place leases	3,621	8,967	1,922	366,949	146
Other assets, net of other liabilities	—	—	—	—	—
Assets acquired	66,372	269,557	50,074	2,616,091	6,873
Mark-to-market assumed debt	—	—	—	—	—
Below-market lease value	(3,226)	(14,557)	—	(187,732)	(73)
Derivatives	—	—	—	—	—
Liabilities assumed	(3,226)	(14,557)	—	(187,732)	(73)
Purchase price	$63,146	$255,000	$50,074	$2,428,359	$6,800
Net consideration funded by us at closing, excluding consideration financed by debt	$—	$—	$—	$—	$—
Equity and/or debt investment held	$—	$—	$—	$—	$—
Debt assumed	$—	$—	$—	$—	$—

(1)
Based on our preliminary analysis of the purchase price, we had allocated $22.1 million and $41.0 million to land and building, respectively, at 187 Broadway and 5 & 7 Dey Street, $89.3 million and $165.8 million to land and building, respectively, at 110 Greene Street, $17.5 million and $32.5 million to land and building, respectively, at the Upper Eastside Residential Property, $849.9 million and $1.6 billion to land and building, respectively, at 11 Madison Avenue, and $6.1 million and $0.7 million to land and building, respectively, at 1640 Flatbush Avenue. The impact to our consolidated statement of operations for the nine months ended September 30, 2016 to adjust for the finalized purchase price allocations was $8.0 million in rental revenue for the amortization of aggregate below-market leases and $17.9 million of depreciation expense.

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended September 30, 2016, we determined that the held for sale criteria was met for 400 East 57th Street. In October we closed on the sale of a 49% interest in the property, in which we previously held a 90% interest.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

Property Dispositions
The following table summarizes the properties sold during the nine months ended September 30, 2016:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain on Sale(2) (in millions)
248-252 Bedford Avenue	February 2016	Residential	66,611	$55.0	$15.3
885 Third Avenue (3)	February 2016	Land	607,000	453.0	—
7 International Drive	May 2016	Land	31 Acres	20.0	(6.9)
388 Greenwich	June 2016	Office	2,635,000	2,002.3	206.5
500 West Putnam	July 2016	Office	121,500	41.0	(10.4)
11 Madison Avenue (4)	August 2016	Office	2,314,000	2,600.0	—

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

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

(3)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting and, as a result, the property remains on our consolidated balance sheet until the criteria is met. An estimated loss relating to the sale of $6.6 million was recorded in December 2015. We expect to meet the criteria for sale accounting in 2017 at which time we will recognize the sale and start recognizing investment income on our $135.0 million 5.75% senior equity investment in the property.

(4)
In August 2016, we sold an 40% interest in 11 Madison Avenue. The sale did not meet the criteria for sale accounting and, as a result, the property is being accounted for under the profit sharing method. See Note 6, "Investments in Unconsolidated Joint Ventures."

Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015 which raised the threshold for disposals to qualify as discontinued operations to include only dispositions that represent a strategic shift in an entity’s operations. The guidance was applied prospectively for new disposals. As a result, the results of operations for 400 East 57th Street, which was classified as held for sale at September 30, 2016 along with 570-574 Fifth Avenue and 140-150 Grand Street, which were classified as held for sale at September 30, 2015, are included in continuing operations for all periods presented.
Discontinued operations for the nine months ended September 30, 2016 included the results of operations of 180 Maiden Lane, which was held for sale at December 31, 2014 and sold in January 2015, as follows (in thousands):

Nine Months Ended September 30, 2015
Revenues
Rental revenue	$236
Escalation and reimbursement revenues	(127)
Total revenues	109
Operating expenses	(631)
Real estate taxes	250
Transaction related costs	(49)
Depreciable real estate reserves	109
Interest expense, net of interest income	3
Total expenses	(318)
Net income from discontinued operations	$427
5. Debt and Preferred Equity Investments
During the nine months ended September 30, 2016 and 2015, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $590.4 million and $464.9 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $807.2 million and $372.1 million during the nine months ended September 30, 2016 and 2015, respectively, which offset the increases in debt and preferred equity investments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

Certain debt investments that were participated out but did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.
Debt Investments
As of September 30, 2016 and December 31, 2015 we held the following debt investments with an aggregate weighted average current yield of 9.29% at September 30, 2016 (in thousands):

Loan Type	September 30, 2016 Future Funding Obligations	September 30, 2016 Senior Financing	September 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Jr. Mortgage Participation/Mezzanine Loan	$—	$1,109,000	$189,250	$104,661	March 2017
Mezzanine Loan (3a)	5,000	502,100	61,059	41,115	June 2017
Mortgage Loan (4)	—	—	26,297	26,262	February 2019
Mortgage Loan	—	—	414	513	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan (3b)	—	88,944	12,691	19,936	November 2023
Mezzanine Loan (3c)	—	115,000	12,923	24,916	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan (5)	—	—	—	72,102
Mezzanine Loan (6)	—	—	—	49,691
Jr. Mortgage Participation (7)	—	—	—	49,000
Other (7)(8)	—	—	—	23,510
Other (7)(8)	—	—	—	66,183
Total fixed rate	$5,000	$1,925,044	$336,134	$511,389
Floating Rate Investments:
Mezzanine Loan	—	360,000	99,945	99,530	November 2016
Mezzanine Loan	7,939	144,008	53,405	49,751	December 2016
Mezzanine Loan	281	39,201	11,024	13,731	December 2016
Mortgage/Mezzanine Loan (3d)	40,086	—	140,920	134,264	January 2017
Mezzanine Loan	1,127	118,949	28,834	28,551	January 2017
Mezzanine Loan (3e)(9)	—	40,000	15,290	68,977	June 2017
Mortgage/Mezzanine Loan	—	—	32,763	—	June 2017
Mortgage/Mezzanine Loan	—	—	22,939	22,877	July 2017
Mortgage/Mezzanine Loan	—	—	16,946	16,901	September 2017
Mortgage/Mezzanine Loan	4,038	—	19,834	19,282	October 2017
Mezzanine Loan	—	60,000	14,944	14,904	November 2017
Mezzanine Loan (3f)	—	85,000	15,075	29,505	December 2017
Mezzanine Loan (3g)	—	65,000	14,598	28,563	December 2017
Mortgage/Mezzanine Loan (3h)	795	—	15,024	14,942	December 2017
Jr. Mortgage Participation	—	40,000	19,896	19,846	April 2018
Mezzanine Loan	—	175,000	34,814	34,725	April 2018
Mortgage/Mezzanine Loan (10)	523	24,818	10,846	31,210	August 2018
Mortgage Loan	—	—	19,815	—	August 2018
Mezzanine Loan	—	65,000	14,862	—	August 2018
Mezzanine Loan	—	—	14,599	—	September 2018
Mezzanine Loan	2,325	45,025	34,411	—	October 2018

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

Loan Type	September 30, 2016 Future Funding Obligations	September 30, 2016 Senior Financing	September 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	—	33,000	26,831	26,777	December 2018
Mezzanine Loan	4,097	156,383	55,264	52,774	December 2018
Mezzanine Loan	18,883	246,758	59,917	49,625	December 2018
Mezzanine Loan	6,383	16,383	5,387	—	January 2019
Mezzanine Loan	—	38,000	21,880	21,845	March 2019
Mezzanine Loan	—	265,000	24,677	—	April 2019
Mortgage/Jr. Mortgage Participation Loan	34,500	180,740	64,549	—	August 2019
Mezzanine Loan	2,500	187,500	37,307	—	September 2019
Mortgage/Mezzanine Loan	87,620	—	107,060	—	September 2019
Jr. Mortgage Participation/Mezzanine Loan	—	30,000	15,599	—	July 2021
Mortgage/Mezzanine Loan (11)	—	—	—	94,901
Jr. Mortgage Participation/Mezzanine Loan (5)	—	—	—	20,510
Mezzanine Loan (12)	—	—	—	22,625
Mezzanine Loan (13)	—	—	—	74,700
Mezzanine Loan (14)	—	—	—	66,398
Jr. Mortgage Participation/Mezzanine Loan (7)	—	—	—	18,395
Mezzanine Loan (15)	—	—	—	40,346
Total floating rate	$211,097	$2,415,765	$1,069,255	$1,116,455
Total	$216,097	$4,340,809	$1,405,389	$1,627,844

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amounts that were participated out, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $41.3 million, (b) $5.0 million, (c) $12.0 million, (d) $36.3 million, (e) $14.5 million, (f) $14.6 million, (g) $14.1 million, and (h) $5.1 million.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition and is currently on non-accrual status.

(5)	These loans were repaid in July 2016.

(6)	In April 2016, we closed on an option to acquire a 20% interest in the underlying asset at a previously agreed upon purchase option valuation, and our mezzanine loan was simultaneously repaid.

(7)	These loans were repaid in March 2016.

(8)	These loans were collateralized by defeasance securities.

(9)	In March 2016, the mortgage was sold.

(10)	In January 2016, the loans were modified. In March 2016, the mortgage was sold.

(11)	This loan was repaid in September 2016.

(12)	This loan was repaid in June 2016.

(13)	This loan was repaid in May 2016.

(14)
In March 2016, we contributed our interest in the loan in exchange for a joint venture interest which is now accounted for under the equity method of accounting. It is included in unconsolidated joint ventures on the consolidated balance sheets.

(15)	This loan was repaid in February 2016.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

Preferred Equity Investments
As of September 30, 2016 and December 31, 2015, we held the following preferred equity investments with an aggregate weighted average current yield of 7.32% at September 30, 2016 (in thousands):

Type	September 30, 2016 Future Funding Obligations	September 30, 2016 Senior Financing	September 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Initial Mandatory Redemption
Preferred Equity	$—	$71,486	$9,978	$9,967	March 2018
Preferred Equity	—	59,034	37,867	32,209	November 2018
Total	$—	$130,520	$47,845	$42,176

(1)	Carrying value is net of deferred origination fees.
At September 30, 2016 and December 31, 2015, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at September 30, 2016 and 2015 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $101.4 million and $121.5 million at September 30, 2016 and December 31, 2015, respectively. No financing receivables were 90 days past due at September 30, 2016.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2016, 650 Fifth Avenue, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $220.7 million as of September 30, 2016. As of December 31, 2015, 650 Fifth Avenue and 33 Beekman were VIEs in which we were not the primary beneficiary. Our net equity investment in these VIEs was $39.7 million as of December 31, 2015. Our maximum loss is limited to the amount of our equity investment in these VIEs. All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

The table below provides general information on each of our joint ventures as of September 30, 2016:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	January 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.88%	56.88%	674,000	April 2007	520,000
Jericho Plaza (2)	Onyx Equities/Private Investor	11.67%	11.67%	640,000	April 2007	210,000
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
3 Columbus Circle(3)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(4)	Jeff Sutton	50.00%	50.00%	35,897	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,040	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(5)	Private Investors	32.28%	32.28%	16,736	December 2012	75,000
650 Fifth Avenue(6)	Jeff Sutton	50.00%	50.00%	32,324	November 2013
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street Brooklyn, New York	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio	Various	Various	Various	2,046,733	Various	36,668
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
76 11th Avenue(7)	Oxford/Vornado	33.33%	36.58%	764,000	March 2016	138,240
605 West 42nd Street(8)	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000
11 Madison Avenue(9)	PGIM Real Estate	60.00%	60.00%	2,314,000	August 2016	2,605,000
333 East 22nd Street (10)	Private Investors	33.33%	33.33%	26,926	August 2016	—

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interests.

(2)	Our ownership percentage was reduced in the first quarter of 2016, from 77.78% to 11.67%, upon completion of the restructuring of the joint venture.

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

(9)
In August 2016, we closed on the sale of a 40% interest in 11 Madison. The sale did not meet the criteria for sale accounting and as a result the property is being accounted for under the profit sharing method. Under the profit sharing method the Company recognizes its share of the operations of the property and also recognizes the other partner's share of depreciation. Included in equity in net income from unconsolidated joint ventures is $4.7 million of depreciation for the three and nine months ended September 30, 2016 representing the other partner's share of depreciation. Included in Investment in Unconsolidated Joint Ventures at September 30, 2016 are $2.7 billion of assets net of $1.5 billion of liabilities, net of the $482.0 million consideration received at closing for this property. Sale accounting will be met upon the lender group consenting to certain modifications to the mortgage on the property which we expect

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

will be granted during the fourth quarter of 2016. If the modification is not obtained this may result in the Company repurchasing the sold interest from PGIM Real Estate at the sale price. The achievement of sale accounting will discontinue recognition of PGIM Real Estate's share of depreciation from that date and will have no effect on the balance sheet presentation of the investment.

(10)	The joint venture entered into a ground lease for the property commencing in October 2016.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of September 30, 2016 and December 31, 2015, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	September 30, 2016	December 31, 2015	Initial Maturity Date
Mezzanine Loan and Preferred Equity	$100,000	$99,936	March 2017
Mezzanine Loan	24,119	—	July 2036 (1)
Mezzanine Loan(2)	45,675	45,942	February 2022
	$169,794	$145,878

(1)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.

(2)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP.

Sale of Joint Venture Interest or Property
The following table summarizes the investments in unconsolidated joint ventures sold during the nine months ended September 30, 2016:

Property	Ownership Percentage	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain on Sale (in thousands)(2)
1 Jericho Plaza (3)	66.11%	February 2016	Office	$95,200	$3,300
7 Renaissance Square	50.00%	March 2016	Office	20,700	4,200
EOP Denver	4.79%	March 2016	Office	180,700	2,800
33 Beekman (4)	45.90%	May 2016	Residential	196,000	33,000
EOP Denver	0.48%	September 2016	Office	180,700	300

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

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
Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2016 and December 31, 2015, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	September 30, 2016	December 31, 2015
Fixed Rate Debt:
1745 Broadway	January 2017	5.68%	$340,000	$340,000
521 Fifth Avenue	November 2019	3.73%	170,000	170,000
717 Fifth Avenue(2)	July 2022	4.45%	300,000	300,000
717 Fifth Avenue(2)	July 2022	5.50%	355,328	325,704

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

Property	Maturity Date	Interest Rate (1)	September 30, 2016	December 31, 2015
21 East 66th Street	April 2023	3.60%	12,000	12,000
3 Columbus Circle	March 2025	3.61%	350,000	350,000
11 Madison Avenue	September 2025	3.84%	1,400,000	—
800 Third Avenue	February 2026	3.37%	177,000	20,910
Stonehenge Portfolio(3)	Various	4.19%	364,255	430,627
280 Park Avenue			—	692,963
7 Renaissance Square			—	2,927
Total fixed rate debt			$3,468,583	$2,645,131
Floating Rate Debt:
175-225 Third Street (4)	December 2016	4.50%	$40,000	$40,000
10 East 53rd Street	February 2017	2.99%	125,000	125,000
724 Fifth Avenue	April 2017	2.91%	275,000	275,000
1552 Broadway (5)	April 2017	4.71%	185,410	190,409
55 West 46th Street (6)	October 2017	2.79%	151,536	150,000
Jericho Plaza (7)	March 2018	4.64%	76,993	163,750
605 West 42nd Street	July 2018	2.85%	539,000	—
650 Fifth Avenue (8)	August 2018	4.17%	65,000	65,000
280 Park Avenue	June 2019	2.49%	900,000	30,000
121 Greene Street	November 2019	1.99%	15,000	15,000
131-137 Spring Street	August 2020	2.04%	141,000	141,000
11 West 34th Street	January 2021	1.94%	23,000	23,000
100 Park Avenue	February 2021	2.24%	360,000	360,000
21 East 66th Street	June 2033	3.00%	1,746	1,805
Stonehenge Portfolio (9)	Various	5.81%	65,664	10,500
33 Beekman			—	73,518
Total floating rate debt			$2,964,349	$1,663,982
Total joint venture mortgages and other loans payable			$6,432,932	$4,309,113
Deferred financing costs, net			(100,426)	(42,565)
Total joint venture mortgages and other loans payable, net			$6,332,506	$4,266,548

(1)	Effective weighted average interest rate for the three months ended September 30, 2016, taking into account interest rate hedges in effect during the period.

(2)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(3)	Amount is comprised of $13.2 million, $34.6 million, $140.3 million, and $176.1 million in fixed-rate mortgages that mature in April 2017, November 2017, August 2019, and June 2024, respectively.

(4)	In October 2016, the loan was extended to December 2017.

(5)
These loans are comprised of a $145.0 million mortgage loan and a $41.5 million mezzanine loan. As of September 30, 2016, $0.6 million of the mortgage loan and $0.5 million of the mezzanine loan were unfunded.

(6)	This loan has a committed amount of $190.0 million, of which $38.5 million was unfunded as of September 30, 2016.

(7)	We hold an 11.67% non-controlling interest in the joint venture and the property secures a two year $100.0 million loan, of which $77.0 million is currently outstanding.

(8)	This loan has a committed amount of $97.0 million, of which $32.0 million was unfunded as of September 30, 2016.

(9)	Amount is comprised of $55.3 million and $10.3 million in floating-rate mortgages that mature in June 2017 and December 2017, respectively.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 175-225 Third Street, 605 West 42nd Street and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.0 million and $4.5 million from these services for the three and nine months ended September 30, 2016, respectively. We earned $1.9 million and $6.8 million from these services for the three and nine months ended September 30, 2015, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

The combined balance sheets for the unconsolidated joint ventures, at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Assets
Commercial real estate property, net	$8,927,385	$6,122,468
Cash and restricted cash	320,318	258,564
Tenant and other receivables, related party receivables, and deferred rents receivable, net of allowance	227,937	208,802
Debt and preferred equity investments, net	332,506	145,878
Other assets	670,665	248,474
Total assets	$10,478,811	$6,984,186
Liabilities and members' equity
Mortgages and other loans payable, net	$6,332,506	$4,266,548
Deferred revenue/gain	367,873	209,095
Other liabilities	374,198	314,065
Members' equity	3,404,234	2,194,478
Total liabilities and members' equity	$10,478,811	$6,984,186
Company's investments in unconsolidated joint ventures	$1,860,912	$1,203,858
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$184,221	$150,638	$498,308	$423,089
Operating expenses	34,727	27,647	89,147	79,478
Ground rent	3,744	4,677	10,670	9,841
Real estate taxes	30,814	23,494	79,356	65,205
Interest expense, net of interest income	51,789	51,430	147,876	147,152
Amortization of deferred financing costs	7,155	3,473	17,667	9,628
Transaction related costs	5,359	604	5,359	615
Depreciation and amortization	56,890	38,144	132,035	109,022
Total expenses	190,478	149,469	482,110	420,941
Loss on early extinguishment of debt	—	(248)	(1,606)	(1,081)
Net (loss) income before gain on sale	$(6,257)	$921	$14,592	$1,067
Company's equity in net (loss) income from unconsolidated joint ventures	$(3,968)	$3,627	$11,969	$10,651
7. Deferred Costs
Deferred costs at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Deferred leasing	$450,192	$415,406
Less: accumulated amortization	(198,013)	(175,486)
Deferred costs, net	$252,179	$239,920

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at September 30, 2016 and December 31, 2015, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	September 30, 2016	December 31, 2015
Fixed Rate Debt:
Landmark Square	December 2016	4.00%	$78,236	$79,562
FHLB Facility	January 2017	1.03%	105,000	—
FHLB Facility	January 2017	0.80%	100,000	—
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
762 Madison Avenue	February 2017	3.86%	7,739	7,872
Unsecured Loan	June 2018	4.81%	16,000	16,000
One Madison Avenue	May 2020	5.91%	524,814	542,817
100 Church Street	July 2022	4.68%	222,390	225,099
919 Third Avenue (2)	June 2023	5.12%	500,000	500,000
400 East 57th Street (3)	February 2024	4.13%	66,779	67,644
400 East 58th Street	February 2024	4.13%	28,620	28,990
420 Lexington Avenue	October 2024	3.99%	300,000	300,000
1515 Broadway	March 2025	3.93%	892,457	900,000
Series J Preferred Units (4)	April 2051	3.75%	4,000	4,000
885 Third Avenue (5)		6.26%	267,650	267,650
11 Madison Avenue (6)			—	1,400,000
388-390 Greenwich Street (7)			—	1,004,000
500 West Putnam Avenue (8)			—	22,376
Total fixed rate debt			$3,563,685	$5,816,010
Floating Rate Debt:
FHLB Facility	December 2016	0.77%	$24,000	$45,750
719 Seventh Avenue	February 2018	3.54%	32,823	—
183, 187 Broadway & 5-7 Dey Street	May 2018	3.19%	58,000	40,000
Master Repurchase Agreement	July 2018	3.01%	134,642	253,424
1080 Amsterdam	November 2018	4.24%	3,525	3,525
220 East 42nd Street	October 2020	2.09%	275,000	275,000
One Vanderbilt Avenue (9)	September 2021	4.03%	—	—
600 Lexington Avenue			—	112,795
388-390 Greenwich Street (7)			—	446,000
248-252 Bedford Avenue (10)			—	29,000
Total floating rate debt			$527,990	$1,205,494
Total fixed rate and floating rate debt			$4,091,675	$7,021,504
Mortgages reclassed to liabilities related to assets held for sale (3)(7)(10)			(66,779)	(29,000)
Total mortgages and other loans payable			$4,024,896	$6,992,504
Deferred financing costs, net of amortization			(70,741)	(110,584)
Total mortgages and other loans payable, net			$3,954,155	$6,881,920

(1)	Effective weighted average interest rate for the quarter ended September 30, 2016, taking into account interest rate hedges in effect during the period.

(2)	We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan.

(3)
In October 2016, we closed on the sale of an interest in 400 East 57th Street. At September 30, 2016, this property was classified as a held for sale property and the related mortgage, net of deferred financing costs, net of amortization of $2.1 million, was included in liabilities related to assets held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

(4)
In connection with the acquisition of a commercial real estate property, the Operating Partnership issued $4.0 million, 3.75% Series J Preferred Units of limited partnership interest, or the Series J Preferred Units, with a mandatory liquidation preference of $1,000 per unit. The Series J Preferred Units are accounted for as debt because they can be redeemed in cash by the Operating Partnership on the earlier of (i) the date of the sale of the property or (ii) April 30, 2051 or at the option of the unitholders as provided for in the related agreement.

(5)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting and as a result the property remains on our consolidated balance sheet until the criteria is met. The maturity date of the mortgage on the property, which was assumed by the buyer, is July 2017.

(6)	In August 2016, we closed on the sale of a 40.0% interest on 11 Madison Avenue. This property is now classified within unconsolidated joint ventures.

(7)
In June 2016, we closed on the sale of 388-390 Greenwich Street. At March 31, 2016, this property was classified as a held for sale property and the related mortgage, net of deferred financing costs, net of amortization of $24.5 million, was included in liabilities related to assets held for sale.

(8)	In January 2016, the mortgage was repaid.

(9)
In September 2016, we closed on a $1.5 billion construction facility in connection with the development of One Vanderbilt Avenue. This facility bears interest at 350 basis points over 30-day LIBOR, with reductions based on meeting certain conditions, and has an initial five-year term with two one-year extension options. Advances under the loan are subject to incurred costs, funded equity, loan to value thresholds, and entering into construction contracts.

(10)
The property at 248-252 Bedford Avenue in Brooklyn, New York was sold in February 2016. At December 31, 2015 this property was held for sale and the related mortgage, net of deferred financing, net of amortization costs of $0.9 million, was included in liabilities related to assets held for sale.

Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. As of September 30, 2016, we had $229.0 million in outstanding secured advances with a weighted average borrowing rate of 0.90%.
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
Master Repurchase Agreement
The Master Repurchase Agreement, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 credit facility, as defined below.
At September 30, 2016 and December 31, 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $6.4 billion and $10.8 billion, respectively.
9. Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of September 30, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

At September 30, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At September 30, 2016, the effective interest rate was 1.73% for the revolving credit facility and 2.25% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2016, the facility fee was 25 basis points.
As of September 30, 2016, we had $56.5 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At September 30, 2016 and December 31, 2015 the revolving credit facility had a carrying value of $(6.9) million, representing deferred financing costs presented within other liabilities, and $985.1 million, respectively, net of deferred financing costs. At September 30, 2016 and December 31, 2015, the term loan facility had a carrying value of $1.2 billion and $929.5 million, respectively, net of deferred financing costs.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2016 Unpaid Principal Balance	September 30, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
October 12, 2010 (2)	$345,000	$330,754	$321,130	3.00%	3.00%	7	October 2017
August 5, 2011 (3)	250,000	249,862	249,810	5.00%	5.00%	7	August 2018
March 16, 2010 (3)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (3)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (3)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 26, 2007 (4)	—	—	10,008
March 31, 2006 (5)	—	—	255,296
	$1,145,000	$1,130,616	$1,386,244
Deferred financing costs, net		(6,163)	(7,280)
	$1,145,000	$1,124,453	$1,378,964

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.5697 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2016 and remained exchangeable through March 31, 2016. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of September 30, 2016, $14.2 million remained to be amortized into the debt balance.

(3)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(4)	Balance was repaid in September 2016.

(5)	Issued by ROP, balance was repaid in March 2016.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2016 and 2015, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2016, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2016	$12,694	$101,936	$—	$—	$—	$—	$114,630	$38,253
2017	53,467	930,329	—	—	—	345,000	1,328,796	534,720
2018	56,320	244,990	—	—	—	250,000	551,310	41,933
2019	62,048	—	—	1,183,000	—	—	1,245,048	554,686
2020	44,162	679,531	—	—	—	250,000	973,693	30,298
Thereafter	124,818	1,781,380	—	—	100,000	300,000	2,306,198	1,494,287
	$353,509	$3,738,166	$—	$1,183,000	$100,000	$1,145,000	$6,519,675	$2,694,177

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense before capitalized interest	$78,715	$92,244	$276,437	$261,343
Interest capitalized	(6,084)	(7,327)	(18,135)	(23,496)
Interest income	(66)	(776)	(1,976)	(2,153)
Interest expense, net	$72,565	$84,141	$256,326	$235,694
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
September 30, 2016

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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, and was $0.9 million and $2.9 million for the three and nine months ended September 30, 2015 respectively.
We also recorded expenses for these services, inclusive of capitalized expenses, of $5.3 million and $16.1 million for the three and nine months ended September 30, 2016, respectively, (excluding services provided directly to tenants), and $5.7 million and $14.3 million for the three and nine months ended September 30, 2015 respectively.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016. We received management fees from this entity of $0.1 million and $0.4 million for the three and nine months ended September 30, 2015.
Other
Amounts due from related parties at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Due from joint ventures	$1,727	$1,334
Other	13,113	9,316
Related party receivables	$14,840	$10,650
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2016 and December 31, 2015, the noncontrolling interest unit holders owned 4.29%, or 4,495,410 units, and 3.61%, or 3,745,766 units, of the Operating Partnership, respectively. As of September 30, 2016, 4,495,410 shares of SL Green's common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Balance at beginning of period	$424,206	$469,524
Distributions	(9,245)	(9,710)
Issuance of common units	75,352	30,506
Redemption of common units	(12,746)	(55,697)
Net income	8,171	10,565
Accumulated other comprehensive income allocation	(257)	(67)
Fair value adjustment	4,959	(20,915)
Balance at end of period	$490,440	$424,206

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

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
September 30, 2016

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
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Greene Series B Preferred Unit. As of September 30, 2016, no Greene Series B Preferred Units have been issued.
Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Balance at beginning of period	$282,516	$71,115
Issuance of preferred units	22,793	211,601
Redemption of preferred units	(2,999)	(200)
Balance at end of period	$302,310	$282,516
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2016, 100,264,253 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. As of September 30, 2016, we have not repurchased any shares under the plan.
At-The-Market Equity Offering Program
In March 2015, the Company, along with the Operating Partnership, entered into a new "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. The Company did not make any sales of its common stock under an ATM program in the first nine months of 2016.
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
Earnings per Share
SL Green's earnings per share for the three and nine months ended September 30, 2016 and 2015 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2016	2015	2016	2015
Basic Earnings:
Income attributable to SL Green common stockholders	$34,252	$163,658	$190,930	$167,829
Effect of Dilutive Securities:
Redemption of units to common shares	1,663	6,467	8,171	6,634
Diluted Earnings:
Income attributable to SL Green common stockholders	$35,915	$170,125	$199,101	$174,463

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2016	2015	2016	2015
Basic Shares:
Weighted average common stock outstanding	100,233	99,621	100,140	99,205
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,497	3,901	4,272	3,924
Stock-based compensation plans	413	407	349	480
Diluted weighted average common stock outstanding	105,143	103,929	104,761	103,609
SL Green has excluded 673,298 and 753,344 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2016, respectively, as they were anti-dilutive. SL Green has excluded 263,236 and 231,970 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2015, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at September 30, 2016 owned 100,264,253 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro-rata share of net income (loss) and distributions.
Limited Partner Units
As of September 30, 2016, limited partners other than SL Green owned 4.29%, or 4,495,410 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2016 and 2015, respectively are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2016	2015	2016	2015
Basic and Diluted Earnings:
Net income attributable to SLGOP common unitholders	$35,915	$170,125	$199,101	$174,463

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2016	2015	2016	2015
Basic units:
Weighted average common units outstanding	104,730	103,522	104,412	103,129
Effect of Dilutive Securities:
Stock-based compensation plans	413	407	349	480
Diluted weighted average common units outstanding	105,143	103,929	104,761	103,609
The Operating Partnership has excluded 673,298 and 753,344 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2016, respectively, as they were anti-dilutive. SL Green has excluded 263,236 and 231,970 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2015, respectively, as they were anti-dilutive.
14. Share-based Compensation

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) granted after the effective date of the Fourth Amendment 2005 Plan counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2016, 10.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2016 and the year ended December 31, 2015.

	September 30, 2016	December 31, 2015
Dividend yield	2.30%	1.97%
Expected life of option	4.2 years	3.6 years
Risk-free interest rate	1.08%	1.43%
Expected stock price volatility	29.08%	32.34%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

A summary of the status of the Company's stock options as of September 30, 2016 and December 31, 2015, and changes during the nine months ended September 30, 2016 and year ended December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	$1,595,007	$95.52	$1,462,726	$87.98
Granted	109,500	99.65	389,836	112.54
Exercised	(157,361)	77.90	(217,438)	74.69
Lapsed or cancelled	(48,117)	110.81	(40,117)	98.61
Balance at end of period	$1,499,029	$97.18	$1,595,007	$95.52
Options exercisable at end of period	794,797	$90.29	589,055	$89.85
Weighted average fair value of options granted during the period	$2,258,336		$9,522,613
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.4 years and the remaining average contractual life of the options exercisable was 2.7 years.
During the three and nine months ended September 30, 2016, we recognized compensation expense for these options of $2.5 million and $6.4 million, respectively. During the three and nine months ended September 30, 2015, we recognized compensation expense for these options of $1.9 million and $5.8 million, respectively. As of September 30, 2016, there was $9.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.4 years.
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
A summary of the Company's restricted stock as of September 30, 2016 and December 31, 2015 and charges during the nine months ended September 30, 2016 and the year ended December 31, 2015, are as follows:

	September 30, 2016	December 31, 2015
Balance at beginning of period	3,137,881	3,000,979
Granted	14,550	143,053
Cancelled	(34,600)	(6,151)
Balance at end of period	3,117,831	3,137,881
Vested during the period	83,822	87,081
Compensation expense recorded	$5,275,799	$7,540,747
Weighted average fair value of restricted stock granted during the period	$1,613,846	$16,061,201
The fair value of restricted stock that vested during the nine months ended September 30, 2016 and the year ended December 31, 2015 was $7.6 million and $7.4 million, respectively. As of September 30, 2016 there was $13.6 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.
For the three and nine months ended September 30, 2016, $1.5 million, $4.4 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and nine months ended September 30, 2015, $1.5 million and $4.9 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We have granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $28.1 million and $25.4 million as of September 30, 2016 and December 31, 2015, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2016, there was $6.0 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.2 years years. During the three and nine months ended September 30, 2016, we recorded compensation expense related to bonus, time-based and performance based awards of $2.3 million and $15.1 million, respectively. During the three and nine months ended September 30, 2015, we recorded compensation expense related to bonus, time-based and performance based awards of $2.7 million and $19.0 million, respectively.
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
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded no compensation expense during the three and nine months ended September 30, 2016, and $0.6 million, and $4.5 million during the three and nine months ended September 30, 2015 related to the 2011 Outperformance Plan.
2014 Outperformance Plan

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of September 30, 2016, will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.8 million and $6.6 million, during the three and nine months ended September 30, 2016, respectively, related to the 2014 Outperformance Plan. We recorded compensation expense of $1.5 million, and $4.4 million during the three and nine months ended September 30, 2015, respectively, related to the 2014 Outperformance Plan.
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
During the nine months ended September 30, 2016, 8,136 phantom stock units were earned and 9,014 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.1 million, $1.9 million during the three and nine months ended September 30, 2016 related to the Deferred Compensation Plan. We recorded compensation expense of $0.1 million, and $1.8 million during the three and nine months ended September 30, 2015 related to the Deferred Compensation Plan. As of September 30, 2016, there were 88,902 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2016, 93,288 shares of SL Green's common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of September 30, 2016 (in thousands):

	Net unrealized (loss) gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments (2)	Unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2015	$(10,160)	$(592)	$2,003	$(8,749)
Other comprehensive loss before reclassifications	(7,810)	(7,409)	(869)	(16,088)
Amounts reclassified from accumulated other comprehensive income	7,862	2,901	—	10,763
Balance at September 30, 2016	$(10,108)	$(5,100)	$1,134	$(14,074)

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $8.1 million and $9.7 million, respectively.

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$60,352	$23,213	$37,139	$—
Interest rate cap and swap agreements (included in other assets)	$4	$—	$4	$—
Liabilities:
Interest rate cap and swap agreements (included in accrued interest payable and other liabilities)	$2,127	$—	$2,127	$—
Interest rate cap and swap agreements (included in liabilities related to assets held for sale)	$—	$—	$—	$—

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,453,234	(2)	$1,670,020	(2)

Fixed rate debt	$5,494,301	$5,922,120	$7,232,254	$7,591,388
Variable rate debt	1,010,990	1,014,458	3,202,494	3,179,186
	$6,505,291	$6,936,578	$10,434,748	$10,770,574

(1)	Amounts exclude net deferred financing costs.

(2)
At September 30, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.6 billion. At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2016 and December 31, 2015. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at September 30, 2016 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	0.938%	October 2014	December 2017	Other Liabilities	$(551)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(417)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(417)
Interest Rate Cap	117,392	6.000%	October 2014	October 2016	Other Liabilities	—
Interest Rate Swap	14,409	0.500%	January 2015	January 2017	Other Assets	4
Interest Rate Swap	8,018	0.852%	February 2015	February 2017	Other Liabilities	(7)
Interest Rate Cap	137,500	4.000%	September 2015	September 2017	Other Assets	—
Interest Rate Cap	1,450,000	4.750%	May 2016	May 2017	Other Assets	—
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Liabilities	(361)
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Liabilities	(374)
Interest Rate Cap	23,199	4.500%	October 2016	October 2017	Other Assets	—
					Total	$(2,123)
During the three and nine months ended September 30, 2016, we recorded a $0.1 million loss and $0.5 million gain, respectively on the changes in the fair value, which is included in interest expense on the consolidated statements of operations. During both the three and nine months ended September 30, 2015, we recorded a gain on the changes in the fair value of $0.1 million, which is included in interest expense on the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $2.2 million. As of September 30, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $2.1 million at September 30, 2016.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $4.9 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $1.7 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2016	2015		2016	2015		2016	2015
Interest Rate Swaps/Caps	$(7)	$(6,921)	Interest expense	$1,442	$2,737	Interest expense	$—	$(31)
Share of unconsolidated joint ventures' derivative instruments	(222)	(1,526)	Equity in net income from unconsolidated joint ventures	547	287	Equity in net income from unconsolidated joint ventures	830	(21)
	$(229)	$(8,447)		$1,989	$3,024		$830	$(52)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) or Gain Recognized in Income on Derivative	Amount of Loss Recognized into Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2016	2015		2016	2015		2016	2015
Interest Rate Swaps/Caps	$(8,112)	$(15,537)	Interest expense	$8,073	$8,221	Interest expense	$(38)	$(455)
Share of unconsolidated joint ventures' derivative instruments	(5,992)	(2,486)	Equity in net income from unconsolidated joint ventures	1,465	949	Equity in net income from unconsolidated joint ventures	(206)	(21)
	$(14,104)	$(18,023)		$9,538	$9,170		$(244)	$(476)
18. Commitments and Contingencies
Legal Proceedings
As of September 30, 2016, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Capital and Ground Leases Arrangements

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of September 30, 2016 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2016	$585	$7,835
2017	2,387	31,374
2018	2,387	31,455
2019	2,411	31,716
2020	2,620	32,086
Thereafter	825,483	983,213
Total minimum lease payments	$835,873	$1,117,679
Amount representing interest	(793,922)
Capital lease obligations	$41,951
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

Selected consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, and selected asset information as of September 30, 2016 and December 31, 2015, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2016	$335,652	$81,029	$416,681
September 30, 2015	375,623	56,443	432,066
Nine months ended:
September 30, 2016	1,300,082	189,657	1,489,739
September 30, 2015	1,085,870	151,569	1,237,439
(Loss) Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, depreciable real estate reserves net of recoveries, and loss on sale of investment in marketable securities

Three months ended:
September 30, 2016	$(33,613)	$76,334	$42,721
September 30, 2015	(29,577)	50,571	20,994
Nine months ended:
September 30, 2016	(190,633)	171,706	(18,927)
September 30, 2015	(96,333)	129,605	33,272
Total assets
As of:
September 30, 2016	$13,992,319	$1,798,623	$15,790,942
December 31, 2015	17,814,787	1,912,859	19,727,646
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
We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. For the three and nine months ended September 30, 2016, marketing, general and administrative expenses totaled $25.5 million and $74.0 million, respectively. For the three and nine months ended September 30, 2015, marketing, general and administrative expenses totaled $23.5 million and $72.1 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016

The table below reconciles income from continuing operations to net income for the three and nine months ended September 30, 2016, and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (Loss) from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, depreciable real estate reserves net of recoveries, and loss on sale of investment in marketable securities	$42,721	$20,994	$(18,927)	$33,272
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	225	15,281	43,588	16,050
Gain on sale of real estate, net	397	159,704	210,750	159,704
Depreciable real estate reserves	—	(19,226)	(10,387)	(19,226)
Loss on sale of investment in marketable securities	—	—	(83)	—
Income from continuing operations	43,343	176,753	224,941	189,800
Net income from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	—	—	—	12,983
Net income	$43,343	$176,753	$224,941	$203,210

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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report of this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015
As of September 30, 2016, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	24		16,054,606	7	6,558,139	31	22,612,745	95.4%
	Retail	10	(2)	418,093	9	347,970	19	766,063	87.6%
	Development/Redevelopment	3		42,635	3	767,311	6	809,946	35.5%
	Fee Interest	1		176,530	1	26,926	2	203,456	86.8%
		38		16,691,864	20	7,700,346	58	24,392,210	93.2%
Suburban	Office	25		4,113,800	2	640,000	27	4,753,800	82.0%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		27		4,166,800	3	640,000	30	4,806,800	82.2%
Total commercial properties		65		20,858,664	23	8,340,346	88	29,199,010	91.4%
Residential:
Manhattan	Residential	4	(2)(3)	762,587	17	2,957,282	21	3,719,869	81.4%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		4		762,587	17	2,957,282	21	3,719,869	81.4%
Total portfolio(3)		69		21,621,251	40	11,297,628	109	32,918,879	90.3%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total acquisition square footage.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2016, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes the property at 400 East 57th Street, which is classified as held for sale at September 30, 2016.
As of September 30, 2016, we also managed an approximately 336,000 square foot office building owned by a third party and held debt and preferred equity investments with a book value of $1.8 billion including $0.3 billion of debt and preferred equity and other financing receivables that are included in other balance sheet line items.

Critical Accounting Policies
Refer to the 2015 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and nine months ended September 30, 2016.

Results of Operations
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015
The following comparison for the three months ended September 30, 2016, or 2016, to the three months ended September 30, 2015, or 2015, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2015 and still owned by us in the same manner at September 30, 2016 (Same-Store Properties totaled 55 of our 69 consolidated operating properties), (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2016 and 2015 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, including the Service Corporation and eEmerge Inc. Any assets sold or held for sale are excluded from income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	$ Change	% Change

Rental revenue	$241.8	$255.0	$(13.2)	(5.2)%	$35.4	$13.8	$4.3	$49.7	$281.5	$318.5	$(37.0)	(11.6)%
Escalation and reimbursement	49.7	44.8	4.9	10.9%	3.1	2.2	0.3	1.3	53.1	48.3	4.8	9.9%
Investment income	—	—	—	—%	—	—	75.4	49.3	75.4	49.3	26.1	52.9%
Other income	1.8	4.8	(3.0)	(62.5)%	0.2	2.7	4.7	8.5	6.7	16.0	(9.3)	(58.1)%
Total revenues	293.3	304.6	(11.3)	(3.7)%	38.7	18.7	84.7	108.8	416.7	432.1	(15.4)	(3.6)%

Property operating expenses	139.5	134.8	4.7	3.5%	9.3	3.5	3.1	9.6	151.9	147.9	4.0	2.7%
Transaction related costs	—	—	—	—%	0.1	7.2	2.5	(1.4)	2.6	5.8	(3.2)	(55.2)%
Marketing, general and administrative	—	—	—	—%	—	—	25.4	23.5	25.4	23.5	1.9	8.1%
	139.5	134.8	4.7	3.5%	9.4	10.7	31.0	31.7	179.9	177.2	2.7	1.5%

Operating income	$153.8	$169.8	$(16.0)	(9.4)%	$29.3	$8.0	$53.7	$77.1	$236.8	$254.9	$(18.1)	(7.1)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(77.4)	(91.3)	13.9	(15.2)%
Depreciation and amortization									(112.7)	(146.2)	33.5	(22.9)%
Equity in net (loss) income from unconsolidated joint ventures									(4.0)	3.6	(7.6)	(211.1)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									0.2	15.3	(15.1)	(98.7)%
Gain on sale of real estate, net									0.4	159.7	(159.3)	(99.7)%
Depreciable real estate reserves									—	(19.2)	19.2	100.0%
Loss on sale of investment in marketable securities									—	—	—	100.0%
Income from continuing operation									43.3	176.8	(133.5)	(75.5)%
Net income from discontinued operations									—	—	—	—%
Gain on sale of discontinued operations									—	—	—	—%
Net income									$43.3	$176.8	$(133.5)	(75.5)%
Rental, Escalation and Reimbursement Revenues
Rental revenues decreased primarily as a result of the sale of 388-390 Greenwich Street in the second quarter of 2016 ($31.3 million), the sale of 120 West 45th Street in the third quarter of 2015 ($6.2 million), and accounting write-offs ($17.4 million) and decreased cash revenue ($2.0 million) related to the space previously leased to Aeropostale at 1515 Broadway following the tenant's bankruptcy. These decreases were offset by the acquisition of 100% interest of 11 Madison in the third quarter of 2015 and the sale of a 40% interest in 11 Madison in the third quarter of 2016 ($9.4 million), the consolidation of 600 Lexington Avenue in the fourth quarter of 2015 ($5.1 million), and the acquisition of 110 Greene Street in the third quarter of 2015 ($5.1 million).

Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($3.2 million) at the Same-Store properties attributable to an increase in the related tax expense.
Occupancy in our Same-Store Manhattan combined office operating portfolio, including leases signed but not yet commenced, increased to 97.5% at September 30, 2016 as compared to 97.3% at September 30, 2015. Occupancy for our Same-Store Suburban combined office operating portfolio, including leases signed but not yet commenced, increased to 85.4% at September 30, 2016 as compared to 84.3% at September 30, 2015.
The following table presents a summary of the commenced leasing activity for the three months ended September 30, 2016 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	991,894
Property no longer in redevelopment	—
Properties placed in service	—
Space which became available during the period (3)
• Office	406,141
• Retail	42,287
• Storage	1,500
	449,928
Total space available	1,441,822
Leased space commenced during the period:
• Office(4)	395,885	446,766	$61.50	$59.81	$48.91	4.3	8.5
• Retail	11,531	12,125	$187.42	$116.47	$11.99	4.9	11.5
• Storage	2,803	2,819	$25.00	$26.73	$—	2.4	10.2
Total leased space commenced	410,219	461,710	$64.58	$61.10	$47.64	4.3	8.6

Total available space at end of period	1,031,603

Early renewals
• Office	700,591	748,238	$79.32	$62.75	$35.32	4.2	11.6
• Retail	9,543	14,158	$168.39	$142.32	$—	—	10.0
• Storage	650	650	$25.00	$27.81	$—	2.8	12.3
Total early renewals	710,784	763,046	$80.92	$64.20	$34.64	4.1	11.6

Total commenced leases, including replaced previous vacancy
• Office		1,195,004	$72.66	$61.84	$40.40	4.2	10.5
• Retail		26,283	$177.17	$132.40	$5.53	2.3	10.7
• Storage		3,469	$25.00	$27.05	$—	2.5	10.6
Total commenced leases		1,224,756	$74.76	$63.23	$39.54	4.2	10.5

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	1,080,414
Sold vacancies	(56,158)
Properties placed in service	—
Space which became available during the period(3)
• Office	43,002
• Retail	—
• Storage	360
	43,362
Total space available	1,067,618
Leased space commenced during the period:
• Office(5)	74,513	75,085	$33.35	$37.94	$41.90	4.8	7.7
• Retail	—	—	$—	$—	$—	—	—
• Storage	1,258	1,258	$12.84	$12.00	$—	—	1.4
Total leased space commenced	75,771	76,343	$33.01	$37.78	$41.21	4.8	7.6

Total available space at end of the period	991,847

Early renewals
• Office	45,154	45,895	$32.55	$32.30	$0.08	0.3	1.7
• Retail	—	—	$—	$—	$—	—	—
• Storage	—	—	$—	$—	$—	—	—
Total early renewals	45,154	45,895	$32.55	$32.30	$0.08	0.3	1.7

Total commenced leases, including replaced previous vacancy
• Office		120,980	$33.05	$34.61	$26.04	3.1	5.5
• Retail		—	$—	$—	$—	—	—
• Storage		1,258	$12.84	$12.00	$—	—	1.4
Total commenced leases		122,238	$32.84	$34.56	$25.77	3.1	5.4
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $59.69 per rentable square feet for 337,519 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $73.22 per rentable square feet for 1,085,757 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $39.50 per rentable square feet for 31,974 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $35.40 per rentable square feet for 77,869 rentable square feet.

Investment Income
For the three months ended September 30, 2016, investment income increased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million). This increase was partially offset by lower weighted average yield and balance during the three months ended September 30, 2016. For the three months ended September 30, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 9.4%, respectively, compared to $1.6 billion and 10.1%, respectively, for the same period in 2015. As of September 30, 2016, the debt and preferred equity investments had a weighted average term to maturity of 1.6 years.
Other Income
Other income decreased primarily as a result of a tax benefit related to our taxable REIT subsidiary in 2015 ($4.0 million), a bankruptcy settlement received from a former tenant in 2015 ($2.7 million) and a decrease in year over year lease termination income ($2.4 million).

Property Operating Expenses
Property operating expenses increased primarily due to the acquisition of 100% interest of 11 Madison in the third quarter of 2015 and the sale of a 40% interest in 11 Madison in the third quarter of 2016 ($1.2 million), the consolidation of 600 Lexington Avenue in the fourth quarter of 2015 ($1.1 million) and increases in real estate taxes at our Same-Store properties ($3.2 million). The increase was partially offset by the sale of 120 West 45th Street in the third quarter of 2015 ($1.6 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended September 30, 2016 were $25.4 million, or 5.2% of total combined revenues, including our share of joint venture revenues, and 53 basis points of total combined assets, including our share of joint venture assets compared to $23.5 million, or 4.8% of total revenues including our share of joint venture revenues, and 44 basis points of total assets including our share of joint venture assets for 2015.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense, net of interest income, decreased primarily as a result of the sale of 388-390 Greenwich Street in the second quarter of 2016 ($11.4 million), and the sale of 120 West 45th Street in the fourth quarter of 2015 ($2.5 million). The weighted average consolidated debt balance outstanding decreased to $7.2 billion for the three months ended September 30, 2016 from $9.4 billion for the three months ended September 30, 2015. The weighted average interest rate was 4.00% for the three months ended September 30, 2016 as compared to 3.76% for the three months ended September 30, 2015.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the accelerated depreciation expense in 2015 at the site comprising the One Vanderbilt development project ($44.5 million) and the sale of 388-390 Greenwich Street in the second quarter of 2016 ($10.7 million). These decreases were offset by the acquisition of 110 Greene Street ($6.8 million), the acquisition of 100% interest of 11 Madison in the third quarter of 2015 and the sale of a 40% interest in 11 Madison in the third quarter of 2016 ($5.2 million), and accounting write-offs ($4.4 million) related to the space previously leased to Aeropostale at 1515 Broadway following the tenant's bankruptcy.
Equity in Net Income in Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased because of additional depreciation expense from the deconsolidation of 11 Madison Avenue ($8.0 million inclusive of $10.5 million of depreciation), partially offset by increased revenue from a debt and preferred equity investment that was contributed to a joint venture in the first quarter of 2016 ($1.5 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures/Real Estate
During the three months ended September 30, 2015, we recognized a gain on sale associated with the sale of our joint venture interest at 315 West 36th Street ($16.3 million), partially offset by a loss on the sale of our joint venture interest at The Meadows ($1.6 million).
Gain on Sale of Real Estate
During the three months ended September 30, 2015, we recognized a gain on sale associated with the sale of 120 West 45th Street ($58.6 million) and an 80% interest in 131-137 Spring Street ($101.1 million).
Depreciable Real Estate Reserves
During the three months ended September 30, 2015, we recorded a $19.2 million charge in connection with the expected sale of two of our properties.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
The following comparison for the nine months ended September 30, 2016, or 2016, to the nine months ended September 30, 2015, or 2015, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2015 and still owned by us in the same manner at September 30, 2016 and totaled 55 of our 69 consolidated operating properties, (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2016 and 2015 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, including the Service Corporation and eEmerge Inc. Any assets sold or held for sale prior to January 1, 2016 are excluded from income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	$ Change	% Change

Rental revenue	$762.2	$751.6	$10.6	1.4%	$131.2	$19.1	$150.5	$155.3	$1,043.9	$926.0	$117.9	12.7%
Escalation and reimbursement	133.1	123.3	9.8	7.9%	13.0	2.4	1.3	4.9	147.4	130.6	16.8	12.9%
Investment income	—	—	—	—%	—	—	174.3	136.6	174.3	136.6	37.7	27.6%
Other income	5.3	19.9	(14.6)	(73.4)%	1.0	6.7	117.8	17.6	124.1	44.2	79.9	180.8%
Total revenues	900.6	894.8	5.8	0.6%	145.2	28.2	443.9	314.4	1,489.7	1,237.4	252.3	20.4%

Property operating expenses	401.1	390.9	10.2	2.6%	34.1	4.6	12.0	27.6	447.2	423.1	24.1	5.7%
Transaction related costs	—	—	—	—%	0.7	7.5	5.3	2.5	6.0	10.0	(4.0)	(40.0)%
Marketing, general and administrative	—	—	—	—%	—	—	74.0	72.1	74.0	72.1	1.9	2.6%
	401.1	390.9	10.2	2.6%	34.8	12.1	91.3	102.2	527.2	505.2	22.0	4.4%

Operating income	$499.5	$503.9	$(4.4)	(0.9)%	$110.4	$16.1	$352.6	$212.2	$962.5	$732.2	$230.3	31.5%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(276.5)	(255.4)	(21.1)	8.3%
Depreciation and amortization									(717.0)	(454.1)	(262.9)	57.9%
Equity in net income from unconsolidated joint ventures									12.0	10.6	1.4	13.2%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									43.6	16.0	27.6	172.5%
Gain on sale of real estate, net									210.8	159.7	51.1	32.0%
Depreciable real estate reserves									(10.4)	(19.2)	8.8	(45.8)%
Loss on sale of investment in marketable securities									(0.1)	—	(0.1)	(100.0)%
Income from continuing operation									224.9	189.8	35.1	18.5%
Net income from discontinued operations									—	0.4	(0.4)	(100.0)%
Gain on sale of discontinued operations									—	13.0	(13.0)	(100.0)%
Net income									$224.9	$203.2	$21.7	10.7%

Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired ($112.1 million), which included the acquisition of 100% interest of 11 Madison in the third quarter of 2015 and the sale of a 40% interest in 11 Madison in the third quarter of 2016 ($80.0 million), the consolidation of 600 Lexington Avenue ($15.2 million), and the acquisition of 110 Greene Street ($10.3 million) in the third quarter of 2015, while Same-Store Property revenues increased by ($10.6 million). In addition, rental revenues increased as a result of the accelerated recognition of non-cash deferred income from 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale ($37.1 million). These increases were partially offset by the sales of 120 West 45th Street ($18.3 million) and 885 Third Avenue ($11.8 million), as well as accounting write-offs ($17.4 million) and decreased cash revenue ($2.0 million) related to space previously leased to Aeropostale at 1515 Broadway following the the tenant's bankruptcy.
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries at the Same-Store Properties ($9.8 million) and Acquisition Properties ($10.6 million) attributable to an increase in the related tax expense. This was partially offset by decreased real estate tax recoveries due to the sale of 120 West 45th Street ($4.9 million).
Occupancy in our Same-Store Manhattan combined office operating properties, including leases signed but not yet commenced increased to 97.5% at September 30, 2016 as compared to 97.3% at September 30, 2015. Occupancy for our Same-Store Suburban combined office operating portfolio, including leases signed but not yet commenced, increased to 85.4% at September 30, 2016 as compared to 84.3% at September 30, 2015.
The following table presents a summary of the commenced leasing activity for the nine months ended September 30, 2016 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of year	1,395,967
Properties placed in service	235,629
Space which became available during the year(3)
• Office	791,005
• Retail	74,926
• Storage	13,315
	879,246
Total space available	2,510,842
Leased space commenced during the year:
• Office(4)	1,376,774	1,475,799	$69.18	$60.60	$56.33	7.1	10.6
• Retail	71,861	84,463	$162.54	$119.40	$53.77	5.8	16.6
• Storage	30,604	30,940	$23.97	$25.59	$38.45	14.9	12.6
Total leased space commenced	1,479,239	1,591,202	$73.25	$61.90	$55.85	7.2	11.0

Total available space at end of year	1,031,603

Early renewals
• Office	1,561,150	1,678,965	$73.43	$56.96	$31.12	3.5	10.7
• Retail	59,800	63,963	$127.14	$101.93	$37.13	0.6	11.9
• Storage	13,757	10,496	$20.70	$53.41	$—	0.2	17.7
Total early renewals	1,634,707	1,753,424	$75.07	$58.57	$31.15	3.4	10.8

Total commenced leases, including replaced previous vacancy
• Office		3,154,764	$71.44	$58.01	$42.91	5.2	10.7
• Retail		148,426	$147.29	$105.65	$46.60	3.6	14.6
• Storage		41,436	$23.14	$47.40	$28.71	11.1	13.9
Total commenced leases		3,344,626	$74.21	$59.53	$42.90	5.2	10.9

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,175,375
Properties placed in service	(7,134)
Sold Vacancies	(56,158)
Space which became available during the year(3)
• Office	207,651
• Retail	2,336
• Storage	360
	210,347
Total space available	1,322,430
Leased space commenced during the year:
• Office(5)	324,489	327,157	$32.03	$34.87	$43.74	7.1	9.0
• Retail	2,336	2,336	$31.04	$31.04	$6.47	3.5	9.3
• Storage	3,758	4,141	$13.36	$11.05	$—	2.9	5.9
Total leased space commenced	330,583	333,634	$31.79	$34.75	$42.94	7.0	9.0

Total available space at end of the year	991,847

Early renewals
• Office	269,399	277,791	$38.80	$37.56	$16.87	4.4	5.1
• Retail	—	—	$—	$—	$—	—	—
• Storage	1,996	1,996	$10.57	$10.57	$—	—	3.7
Total early renewals	271,395	279,787	$38.60	$37.37	$16.75	4.4	5.1

Total commenced leases, including replaced previous vacancy
• Office		604,948	$35.14	$36.60	$31.40	5.9	7.2
• Retail		2,336	$31.04	$31.04	$6.47	3.5	9.3
• Storage		6,137	$12.45	$10.64	$—	2.0	5.1
Total commenced leases		613,421	$34.89	$36.43	$30.99	5.8	7.2

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $64.92 per rentable square feet for 685,017 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $70.96 per rentable square feet for 2,363,982 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $34.17 per rentable square feet for 134,535 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $37.48 per rentable square feet for 380,812 rentable square feet.

Investment Income
Investment income increased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million). This increase was partially offset by a lower weighted average yield and balance during the first nine months of 2016. For the nine months ended September 30, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 9.8%, respectively, compared to $1.6 billion and 10.2%, respectively, for the same period in 2015. As of September 30, 2016, the debt and preferred equity investments had a weighted average term to maturity of 1.6 years.
Other Income
Other income increased primarily as a result of the lease termination fee earned in connection with the termination of the lease with Citigroup, Inc. at 388-390 Greenwich Street ($94.0 million) and promote income earned in connection with the sale of 33 Beekman ($10.8 million), partially offset by a lease termination fee received at 919 Third Avenue in 2015 ($11.3 million).

Property Operating Expenses
Property operating expenses increased primarily due to the acquisition of 100% interest of 11 Madison in the third quarter of 2015 and the sale of a 40% interest in 11 Madison in the third quarter of 2016 ($10.6 million), the consolidation of 600 Lexington Avenue ($3.4 million) in the fourth quarter of 2015, and increases in real estate taxes at our Same-Store properties ($10.9 million). These increases were partially offset by the sale of 120 West 45th Street in the third quarter of 2015 ($4.9 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the nine months ended September 30, 2016 were $74.0 million, or 4.4% of total revenues including our share of joint venture revenues, and 53 basis points of total assets including our share of joint venture assets compared to $72.1 million, or 5.1% of total revenues including our share of joint venture revenues, and 68 basis points of total assets including our share of joint venture assets for the same period in 2015.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense, net of interest income, increased primarily as a result of 11 Madison Avenue ($27.4 million) which was acquired in the third quarter of 2015 and partially sold in the third quarter of 2016, partially offset by the repayment of the mortgages in connection with the sale of 388-390 Greenwich Street in the second quarter of 2016 ($8.4 million) and of 120 West 45th Street in the fourth quarter of 2015 ($7.7 million). The weighted average consolidated debt balance outstanding increased from $8.7 billion for the nine months ended September 30, 2015 to $9.1 billion for the nine months ended September 30, 2016. The weighted average interest rate decreased from 3.85% for the nine months ended September 30, 2015 to 3.79% for the nine months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the accelerated depreciation expense related to 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale ($329.7 million). The increase is also driven by the acquisition of 100% interest of 11 Madison in the third quarter of 2015 and the sale of a 40% interest in 11 Madison in the third quarter of 2016 ($60.0 million). These increases were partially offset by the accelerated depreciation in 2015 related to vacating the properties that comprise the One Vanderbilt development site ($146.6 million).
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures increased primarily as a result of higher net income contributions from 1552-1560 Broadway ($4.6 million) as a result of the settlement in February 2016 of arbitration regarding a tenant's rent at the property, and revenue from a debt and preferred equity investment that was contributed to a joint venture in the first quarter of 2016 ($3.2 million). These increases were partially offset by a decrease from 800 Third Avenue as a result of the $156.1 million upsize in the mortgage loan at the property in the first quarter of 2016 ($2.1 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the nine months ended September 30, 2016, we recognized a gain on sale associated with the sale of our joint venture interests at 33 Beekman ($33.0 million), 7 Renaissance Square ($4.2 million), 1 Jericho ($3.3 million) and EOP Denver ($2.8 million), compared to the gain for the same period in 2015 which was associated with the partial sale of 315 West 36th Street ($16.3 million).
Gain on Sale of Real Estate
During the nine months ended September 30, 2016, we recognized gains on sale associated with the sale of the property at 388-390 Greenwich ($206.5 million) and 248-252 Bedford Avenue in Brooklyn, New York ($15.3 million), which were partially offset by the loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million). The gain during the same period in 2015 can be attributed to the sale of 131-137 Spring Street ($101.1 million) and 120 West 45th Street ($58.6 million).
Depreciable Real Estate Reserves
During the nine months ended September 30, 2016, we recognized depreciable real estate reserves related to the sale of 500 West Putnam ($10.4 million), as compared to the same period in 2015 when we recognized depreciable real estate reserves related to the sale of two properties ($19.2 million).
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2015 includes the gain recognized on the sale of 180 Maiden Lane ($17.0 million) and the related results of operations. The Company adopted ASU 2014-08 effective January 1, 2015 which raised the threshold for disposals to qualify as discontinued operations to dispositions which represent a strategic shift in an entity’s operations. The guidance was applied prospectively for new disposals. As a result, the results of operations for 388-390

Greenwich Street, which was classified as held for sale at March 31, 2016, 500 West Putnam Avenue, which was classified as held for sale at June 30, 2016 and 400 East 57th Street which was held for sale at September 30, 2016, are included in continuing operations for the three and nine months ended September 30, 2016.
Reconciliation of Same-Store Operating Income to Same-Store Net Operating Income
We present Same-Store net operating income, or Same-Store NOI, because we believe that this measure provides investors with useful information regarding the operating performance of properties that are comparable for the periods presented. We determine Same-Store NOI by subtracting Same-Store property operating expenses and ground rent from Same-Store rental revenues and other income. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. None of these measures is an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.
For properties owned since January 1, 2015 and still owned and operated at September 30, 2016, Same-Store NOI is determined as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Rental revenues	$291.5	$299.8	$(8.3)	(2.8)%	$895.3	$875.0	$20.3	2.3%
Other income	1.8	4.8	(3.0)	(62.5)%	5.3	19.9	(14.6)	(73.4)%
Total revenues	293.3	304.6	(11.3)	(3.7)%	900.6	894.9	5.7	0.6%
Property operating expenses	139.5	134.8	4.7	3.5%	401.1	391.0	10.1	2.6%
Operating income	153.8	169.8	(16.0)	(9.4)%	499.5	503.9	(4.4)	(0.9)%
Less: Non-building NOI	(0.5)	(0.4)	(0.1)	25.0%	(1.6)	(1.1)	(0.5)	45.5%
Same-Store NOI	153.3	169.4	(16.1)	(9.5)%	497.9	502.8	(4.9)	(1.0)%
Free rent (net of amortization)	2.7	1.8	0.9	50.0%	4.1	7.3	(3.2)	(43.8)%
Straight-line revenue & other adjustments	8.5	7.6	0.9	11.8%	25.2	29.5	(4.3)	(14.6)%
Rental Income - FAS 141	(7.2)	5.3	(12.5)	(235.8)%	0.3	13.2	(12.9)	(97.7)%
Ground lease straight-line adjustment	0.4	0.5	(0.1)	(20.0)%	1.4	1.4	—	—%
Allowance for straight-line tenant credit loss	8.4	0.2	8.2	4,100.0%	10.3	(1.4)	11.7	(835.7)%
Cash NOI	$158.1	$155.4	$2.7	1.7%	$480.0	$452.8	$27.2	6.0%

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

The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2016 are as follows (in thousands):

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Property mortgages and other loans	$90,630	$778,796	$166,668	$62,048	$723,693	$1,906,198	$3,728,033
MRA and FHLB facilities	24,000	205,000	134,642	—	—	—	363,642
Corporate obligations	—	345,000	250,000	1,183,000	250,000	400,000	2,428,000
Joint venture debt-our share	38,253	534,720	41,933	554,686	30,298	1,494,287	2,694,177
Total	$152,883	$1,863,516	$593,243	$1,799,734	$1,003,991	$3,800,485	$9,213,852

As of September 30, 2016, we had $466.2 million of consolidated cash on hand, inclusive of $60.4 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $405.9 million and $244.4 million at September 30, 2016 and 2015, respectively, representing a increase of $161.5 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)
Net cash provided by operating activities	$508,792	$322,999	$185,793
Net cash provided by investing activities	$2,405,173	$(1,986,426)	$4,391,599
Net cash used in financing activities	$(2,763,468)	$1,626,378	$(4,389,846)
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

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate property	$2,536,682
Additions to land, buildings and improvements	(49,422)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	203,009
Investments in unconsolidated joint ventures	58,361
Distributions in excess of cumulative earnings from unconsolidated joint ventures	82,413
Net proceeds from disposition of real estate/joint venture interest	1,347,666
Proceeds from sale of marketable securities	6,436
Purchases of marketable securities	(15,293)
Other investments	20,126
Origination of debt and preferred equity investments	(93,546)
Repayments or redemption of debt and preferred equity investments	295,167
Net cash provided by investing activities	$4,391,599
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $219.8 million for the nine months ended September 30, 2015 to $269.2 million for the nine months ended September 30, 2016, relating primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$(1,449,811)
Repayments of mortgages and other loans payable	(1,104,748)
Proceeds from revolving credit facility and senior unsecured notes	(869,700)
Repayments of revolving credit facility and senior unsecured notes	(803,597)
Proceeds from stock options exercised and DRIP issuance	(99,995)
Proceeds from sale of common stock	(124,794)
Redemption of preferred stock	(2,799)
Distributions to noncontrolling interests in other partnerships	102,572
Contributions from noncontrolling interests in other partnerships	(9,912)
Distributions to noncontrolling interests in the Operating Partnership	(2,228)
Dividends paid on common and preferred stock	(42,881)
Other obligations related to mortgage loan participations	34,150
Deferred loan costs and capitalized lease obligation	(16,103)
Decrease in net cash used in financing activities	$(4,389,846)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2016, 100,264,253 shares of common stock and no shares of excess stock were issued and outstanding.
As of September 30, 2016, SL Green had 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $304.9 million.

In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. As of September 30, 2016, we have not repurchased any shares under the plan.
At-The-Market Equity Offering Program
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. The Company did not make any sales of its common stock under an ATM program in the first nine months of 2016.
Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the nine months ended September 30, 2016 and 2015, respectively (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Shares of common stock issued	1,432	775,316
Dividend reinvestments/stock purchases under the DRSPP	$145,916	$99,529
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of September 30, 2016, 10.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
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
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded no compensation expense during the three and nine months ended September 30, 2016, and $0.6 million and $4.5 million during the three and nine months ended September 30, 2015, respectively, related to the 2011 Outperformance Plan.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of September 30, 2016, will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.8 million and $6.6 million during the three and nine months ended September 30, 2016, respectively, related to the 2014 Outperformance Plan. We recorded compensation expense of $1.5 million and $4.4 million during the three and nine months ended September 30, 2015, respectively, related to the 2014 Outperformance Plan.
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
During the nine months ended September 30, 2016, 8,136 phantom stock units were earned and 9,014 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million and $1.9 million during the three and nine months ended September 30, 2016 related to the Deferred Compensation Plan. We recorded compensation expense of $0.1 million and $1.8 million during the nine months ended September 30, 2015 related to the Deferred Compensation Plan. As of September 30, 2016, there were 88,902 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2016, 93,288 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At September 30, 2016, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 43% of our combined market capitalization of $20.8 billion (based on a common stock price of $108.1 per share, the closing price of SL Green's common stock on the NYSE on September 30, 2016). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2016 and December 31, 2015, (amounts in thousands).

Debt Summary:	September 30, 2016	December 31, 2015
Balance
Fixed rate	$4,686,562	$6,190,382
Variable rate—hedged	807,739	1,041,872
Total fixed rate	5,494,301	7,232,254
Variable rate	(293,370)	2,023,719
Variable rate—supporting variable rate assets	1,304,360	1,178,775
Total variable rate	1,010,990	3,202,494
Total	$6,505,291	$10,434,748
Percent of Total Debt:
Fixed rate	84.5%	69.3%
Variable rate	15.5%	30.7%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.38%	4.63%
Variable rate	2.06%	1.74%
Effective interest rate	3.79%	3.78%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.53% and 0.43% at September 30, 2016 and December 31, 2015, respectively). Our consolidated debt at September 30, 2016 had a weighted average term to maturity of 4.40 years.
Certain of our debt and equity investments and other investments, with a carrying value of $1.3 billion at September 30, 2016, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of September 30, 2016, our total mortgage debt (excluding our share of joint venture mortgage debt of $2.7 billion) consisted of $3.6 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.66% and $0.5 billion of variable rate debt with an effective weighted average interest rate of 2.49%.
Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of September 30, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At September 30, 2016, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At September 30, 2016, the effective interest rate was 1.73% for the revolving credit facility and 2.25% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2016, the facility fee was 25 basis points.
As of September 30, 2016, we had $56.5 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility.

At September 30, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $(6.9) million, representing deferred financing costs presented within other liabilities, and $985.1 million, respectively, net of deferred financing costs. At September 30, 2016 and December 31, 2015, the term loan facility had a carrying value of $1.2 billion and $929.5 million, respectively, net of deferred financing costs.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. As of September 30, 2016, we had $229.0 million in outstanding secured advances with a weighted average borrowing rate of 0.90%.
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
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015 we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2012 credit facility, as defined below.
At September 30, 2016 and December 31, 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $6.4 billion and $10.8 billion, respectively.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2016 Unpaid Principal Balance	September 30, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
October 12, 2010 (2)	$345,000	$330,754	$321,130	3.00%	3.00%	7	October 2017
August 5, 2011 (3)	250,000	249,862	249,810	5.00%	5.00%	7	August 2018
March 16, 2010 (3)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (3)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (3)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 26, 2007 (4)	—	—	10,008
March 31, 2006 (5)	—	—	255,296
	$1,145,000	$1,130,616	$1,386,244
Deferred financing costs, net		$(6,163)	$(7,280)
	$1,145,000	$1,124,453	$1,378,964

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.5697 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2016 and will remain exchangeable through September 30, 2016. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of September 30, 2016, $14.2 million remained to be amortized into the debt balance.

(3)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(4)	Balance was repaid in September 2016.

(5)	Issued by ROP, balance was repaid in March 2016.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2016 and December 31, 2015, we were in compliance with all such covenants.
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
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2016 would decrease our annual interest cost, net of interest income from variable rate debt, by $2.8 million and would increase our share of joint venture annual interest cost by $11.5 million. At September 30, 2016, $1.2 billion of our $1.8 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $5.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of September 30, 2016 bore interest based on a spread of LIBOR plus 28 basis points to LIBOR plus 417 basis points.
Contractual Obligations
Refer to our 2015 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and nine months ended September 30, 2016
Off-Balance Sheet Arrangements
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
Capital Expenditures
We estimate that for the year ending December 31, 2016, we expect to incur $71.6 million of recurring capital expenditures and $57.5 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $16.5 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.88 per share, we would pay $288.7 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
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

Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, and was $0.9 million and $2.9 million for the three and nine months ended September 30, 2015, respectively.
We also recorded expenses for these services, inclusive of capitalized expenses, of $5.3 million and $16.1 million for the three and nine months ended September 30, 2016, respectively (excluding services provided directly to tenants), and $5.7 million and $14.3 million for the three and nine months ended September 30, 2015, respectively.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016. We received management fees from this entity of $0.1 million and $0.4 million for the three and nine months ended September 30, 2015.
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
FFO for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to SL Green common stockholders	$34,252	$163,658	$190,930	$167,829
Add:
Depreciation and amortization	112,665	146,185	717,015	454,087
Joint venture depreciation and noncontrolling interest adjustments	23,349	10,796	42,191	23,853
Net income attributable to noncontrolling interests	2,499	7,132	14,416	19,851
Less:
Gain on sale of real estate and discontinued operations	397	159,704	210,750	172,687
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	225	15,281	43,588	16,050
Depreciation on non-rental real estate assets	509	500	1,505	1,525
Depreciable real estate reserves	—	(19,226)	(10,387)	(19,226)
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$171,634	$171,512	$719,096	$494,584
Cash flows provided by operating activities	$135,414	$89,540	$508,792	$322,999
Cash flows used in investing activities	$278,426	$(1,728,493)	$2,405,173	$(1,986,426)
Cash flows provided by financing activities	$(284,170)	$1,667,417	$(2,763,468)	$1,626,378
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2015 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2015.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2016, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio.

ITEM 1A.    RISK FACTORS
As of September 30, 2016 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2016 the Operating Partnership issued no units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock, on a one-for- one basis, pursuant to the Operating Partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion shares of our common stock. As of September 30, 2016, we have not repurchased any shares under the plan.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

3.1	Twenty-fifth Amendment to the first Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership L.P., filed herewith.
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101.10
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: November 9, 2016	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	November 9, 2016
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	November 9, 2016
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	November 9, 2016
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	November 9, 2016
Matthew J. DiLiberto

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	November 9, 2016
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	November 9, 2016
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	November 9, 2016
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	November 9, 2016
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	November 9, 2016
Betsy S. Atkins
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: November 9, 2016		Matthew J. DiLiberto Chief Financial Officer