Form 10-K
period 2016-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2017-02-21
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (94,178,787 shares) was $10.0 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2016.
As of February 17, 2017, 100,579,714 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 17, 2017, 1,497,224 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2017 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
The Company owns 95.84% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2016, noncontrolling investors held, in aggregate, a 4.16% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I
ITEM 1. BUSINESS
General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions and dispositions, financing, development and redevelopment, construction and leasing. We were formed in June, 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, the Company's Chairman, had been engaged in the business of owning, managing, leasing, acquiring, and repositioning office properties in Manhattan, a borough of New York City. Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of December 31, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	24		16,054,606	7	6,558,139	31	22,612,745	94.9%
	Retail	10	(2)	418,093	9	347,970	19	766,063	85.6%
	Development/Redevelopment	3		42,635	3	770,514	6	813,149	52.3%
	Fee Interest	1		176,530	1	26,926	2	203,456	100.0%
		38		16,691,864	20	7,703,549	58	24,395,413	93.2%
Suburban	Office	25		4,113,800	2	640,000	27	4,753,800	82.6%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		27		4,166,800	3	640,000	30	4,806,800	82.8%
Total commercial properties		65		20,858,664	23	8,343,549	88	29,202,213	91.5%
Residential:
Manhattan	Residential	3	(2)	472,105	18	3,247,764	21	3,719,869	83.8%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	18	3,247,764	21	3,719,869	83.8%
Total portfolio		68		21,330,769	41	11,591,313	109	32,922,082	90.6%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2016, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

As of December 31, 2016, we also managed an office building with approximately 336,000 square feet, which is owned by a third party, and held debt and preferred equity investments with a book value of $2.0 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2016, our corporate staff consisted of 307 persons, including 209 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington,

DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Unless the context requires otherwise, all references to the "Company," "SL Green," "we," "our" and "us" in this annual report means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries, including the Operating Partnership, or, as the context may require, SL Green only or the Operating Partnership only, and "S.L. Green Properties" means S.L. Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green historically conducted commercial real estate activities.
Corporate Structure
In connection with the Company's initial public offering, or IPO, in August 1997, the Operating Partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties. We refer to these management, leasing and construction entities, which are owned by S.L. Green Management Corp, as the "Service Corporation." The Company is organized so as to qualify and has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2016, we owned 95.84% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns a 100% interest in Management LLC.
In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through the Service Corporation, a consolidated variable interest entity. We, through our Operating Partnership, receive substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation is held by an entity owned and controlled by the chairman of the Company's board of directors.
Business and Growth Strategies
SL Green is New York City's largest owner of commercial real estate and an investment-grade S&P 500 company that is focused primarily on owning, managing and maximizing the value of Manhattan commercial properties.
Our core business is the ownership of high quality commercial properties and our primary business objective is to maximize the total return to stockholders, through growth in net income attributable to common stockholders and funds from operations and through asset value appreciation. The commercial real estate expertise resulting from owning, operating, investing, developing, redeveloping and lending on real estate in Manhattan for over 36 years has enabled us to invest in a collection of premier office and retail properties, selected multifamily residential assets, and high quality debt and preferred equity investments. We also own high quality office properties in the surrounding markets of Brooklyn, Long Island, Westchester County, Connecticut and New Jersey.
We are led by a strong, experienced management team that provides a foundation of skills in all aspects of real estate, including acquisitions, dispositions, management, leasing, development, redevelopment, and financing. It is with this team that we have achieved a market leading position in our targeted submarkets.
We seek to enhance the value of our company by executing strategies that include the following:

•	Leasing and property management, which capitalizes on our extensive presence and knowledge of the marketplaces in which we operate;

•	Acquiring office, retail and residential properties and employing our local market skills to reposition these assets to create incremental cash flow and capital appreciation;

•	Identifying properties primed for development/redevelopment and maximizing value through redevelopment or reconfiguration to match current workplace, retail and housing trends;

•
Investing in debt and preferred equity positions that generate consistently strong risk-adjusted returns, increase the breadth of our market insight, foster key market relationships and source potential future investment opportunities;

•	Executing dispositions through sales or joint ventures that harvest embedded equity which has been generated through management's value enhancing activities; and

•	Maintaining a prudently levered, liquid balance sheet with consistent access to diversified sources of property level and corporate capital.

Leasing and Property Management
We seek to capitalize on our management's extensive knowledge of New York City and surrounding suburban markets and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing tens of millions of square feet of office and retail space since the Company was founded, predominantly in Manhattan; (ii) careful tenant management, which results in long average lease terms and a manageable lease expiration schedule; (iii) utilization of an extensive network of third-party brokers to supplement our in-house leasing team; (iv) use of comprehensive building management analysis and planning; and (v) a commitment to tenant satisfaction by providing high quality tenant services at competitive rental rates.
We believe that our proactive leasing efforts have directly contributed to our average portfolio occupancy consistently exceeding the market average.
Property Acquisitions
We acquire core properties for long-term value appreciation and earnings growth. We also acquire non-core properties that are typically held for shorter periods during which we intend to create significant increases in value. This strategy has resulted in capital gains that increase our investment capital base. In implementing this strategy, we continually evaluate potential acquisition opportunities. These opportunities may come from new properties as well as acquisitions in which we already hold a joint venture interest or, from time to time, from our debt and preferred equity investments.
Through intimate knowledge of our markets we have developed an ability to source transactions with superior risk-adjusted returns by capturing off-market opportunities. In rising markets, we primarily seek to acquire strategic vacancies that provide the opportunity to take advantage of our exceptional leasing and repositioning capabilities to increase cash flow and property value. In stable or falling markets, we primarily target assets featuring credit tenancies with fully escalated in-place rents to provide cash flow stability near-term and the opportunity for increases over time.
Management’s breadth of activities and expertise in New York City has also enabled us to identify and acquire retail properties in prime Manhattan locations.  Combining our real estate skills and ability to attract premier tenants has resulted in transactions that have provided significant capital appreciation.  This same market penetration has permitted us to grow a portfolio of high quality, well-located multifamily properties
We believe that we have many advantages over our competitors in acquiring core and non-core properties, both directly and through our joint venture program that includes a predominance of high quality institutional investors. Those advantages include: (i) senior management's average 28 years of experience leading a full-service, fully-integrated real estate company focused on the Manhattan market; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests, including units in our Operating Partnership; and (iii) the ability to underwrite and close transactions on an expedited basis even when the transaction requires a complicated structure.
Property Dispositions
We continually evaluate our portfolio to identify those properties that are most likely to meet our long-term earnings and cash flow growth objectives and contribute to increasing portfolio value. Properties that no longer meet our objectives are evaluated for sale, or in certain cases, joint venture to release equity created through management's value enhancement programs or to take advantage of attractive market valuations.
We seek to efficiently deploy the capital proceeds generated from these dispositions into property acquisitions and debt and preferred equity investments that we expect will provide enhanced future capital gains and earnings growth opportunities. Management may also elect to utilize the capital proceeds from these dispositions to repay existing indebtedness of the Company or its subsidiaries, repurchase shares of our common stock, or increase cash liquidity.
Property Repositioning
Our extensive knowledge of the markets in which we operate and our ability to efficiently plan and execute capital projects provide the expertise to enhance returns by repositioning properties that are underperforming. Many of the properties we own or seek to acquire feature unique architectural design elements, including large floor plates, and other amenities and characteristics that can be appealing to tenants when fully exploited. Our strategic investment in these properties, combined with our active management and pro-active leasing, provide the opportunity to creatively meet market needs and generate favorable returns.
Development / Redevelopment
Our constant interactions with tenants and other market participants keep us abreast of innovations in workplace layout, store design and smart living. We leverage this information to identify properties primed for development or redevelopment to meet these demands and unlock value. Our deep visibility into the market allows us to acquire locations before others see the opportunity. The expertise and relationships that we have built from managing complex construction projects in New York City and its surrounding areas allow us to cost efficiently add new and renovated assets of the highest quality and desirability to our operating portfolio.
Debt and Preferred Equity Investments
We invest in well-collateralized debt and preferred equity investments in New York City that generate attractive yields. See Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable a highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size, net of anticipated payoffs, generally not to exceed 10% of our total enterprise value, include the following:

•
Our typical investments provide high current returns at conservative exposure levels and, in certain cases, the potential for future capital gains. Because we are the largest commercial property owner in Manhattan, our expertise and operating capabilities provide both insight and operating skills that mitigate risk.

•
In certain instances, these investments serve as a potential source of real estate acquisitions for us when a borrower seeks an efficient off-market transaction. Ownership knows that we are fully familiar with the asset through our existing investment, and that we can close more efficiently and quickly than others. Property owners may also provide us the opportunity to consider off-market transactions involving other properties they own because we have previously provided debt or preferred equity financing to them.

•
These investments are concentrated in Manhattan, which helps us gain market insight, awareness of upcoming investment opportunities and foster key relationships that may provide access to future investment opportunities.

Capital Resources
Our objective is to maintain multiple sources of corporate and property level capital to obtain the most appropriate and lowest cost of capital. This objective is supported by:

•
Property operations that generally provide stable and growing cash flows through market cycles due to favorable supply/demand metrics in Manhattan, long average lease terms, high credit quality tenants and superior leasing, operating and asset management skills;

•	Concentration of our activities in a Manhattan market that is consistently attractive to property investors and lenders through market cycles relative to other markets;

•	Maintaining strong corporate liquidity and careful management of future debt maturities; and

•	Maintaining access to corporate capital markets through balanced financing and investment activities that result in strong balance sheet and cash flow metrics.
Manhattan Office Market Overview
Manhattan is by far the largest office market in the United States containing more rentable square feet than the next five largest central business district office markets combined. The properties in our portfolio are concentrated in some of Manhattan's most prominent midtown locations.
According to Cushman and Wakefield Research Services as of December 31, 2016, Manhattan has a total office inventory of approximately 396.9 million square feet, including approximately 242.3 million square feet in midtown. Cushman and Wakefield Research Services estimates that in midtown Manhattan, approximately 2.6 million square feet of new construction will become available between 2017 and 2018, approximately 38.3% of which is pre-leased. This increase is partially offset by approximately 1.1 million square feet that is projected to be converted from office use to an alternative use. This will add only approximately 1.0% to Manhattan's total inventory gross of conversions and only approximately 0.6% net of conversions over the next two years.
While the addition of new supply to the Manhattan office inventory is nominal relative to the size of the overall market, we view any additional supply as a positive to the Manhattan office market given the older vintage of the majority of Manhattan’s office inventory and the desire of certain tenants to occupy new, high quality, efficient office space, which often isn’t available in older vintage properties. In addition, Manhattan’s office inventory has only grown by one million square feet over the last 25-30 years.
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
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2016, 2015 and 2014:

	Percent Occupied as of December 31,
Property	2016	2015	2014
Manhattan properties	94.9%	92.8%	95.2%
Suburban properties	82.6%	79.5%	80.7%
Same-Store properties(1)	93.7%	93.5%	91.6%
Unconsolidated Joint Venture Properties	91.8%	82.8%	92.4%
Portfolio	92.8%	90.5%	92.4%
____________________________________________________________________
(1) Same-Store properties for 2016 represents 46 of our 49 consolidated office buildings owned by us at January 1, 2015 and still owned by us in the same manner at December 31, 2016.
Rent Growth
We are constantly evaluating the conditions of the markets in which we operate in order to assess the potential rent growth embedded in our portfolio. We estimated that rents in place at December 31, 2016 for all leases expiring in future periods, excluding triple net leases, in our Manhattan and Suburban consolidated operating properties were 10.2% and 6.0%, respectively, below management's estimates of current market asking rents. Taking rents are typically lower than asking rents and may vary from building to building. We estimated that rents in place at December 31, 2016 for all leases expiring in future periods, excluding triple net leases, in our Manhattan and Suburban operating properties owned through unconsolidated joint ventures were 11.7% and 1.4%, respectively, below management's estimates of current market asking rents. As of December 31, 2016, 41.6% and 52.8% of all leases in-place in our Manhattan and Suburban consolidated operating properties, respectively, were scheduled to expire during the next five years. As of December 31, 2016, 21.6% and 53.8% of all leases in-place in our Manhattan and Suburban operating properties owned through unconsolidated joint ventures, respectively, were also scheduled to expire during the next five years. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe that rents, which in the current portfolio are below market, provide a potential for long-term internal growth.
Industry Segments
The Company is a REIT that acquires, owns, repositions, manages and leases commercial office, retail and multifamily properties in the New York Metropolitan area and has two reportable segments: real estate and debt and preferred equity investments. Our industry segments are discussed in Note 21, "Segment Information," in the accompanying consolidated financial statements.
We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations. At December 31, 2016, our real estate portfolio was primarily located in one geographical market, the New York Metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2016, two tenants in our office portfolio contributed 8.1%, and 6.7% of our office portfolio annualized cash rent. No other tenant contributed more than 5.0% of our office portfolio annualized cash rent. Office portfolio annualized cash rent includes our consolidated annualized cash rent and our share of joint venture annualized cash rent. One property, which was sold in June 2016, contributed 12.3% of our consolidated total revenue for 2016. No other property contributed in excess of 10.0% of our consolidated total revenue for 2016.
At December 31, 2016, we held debt and preferred equity investments with a book value of $2.0 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item. At December 31, 2016, the assets underlying our debt and preferred equity investments were located in the New York Metropolitan area. The primary sources of revenue are generated from interest and fee income.
Employees
At December 31, 2016, we employed 1,075 employees, 210 of whom were managers and professionals, 767 of whom were hourly-paid employees involved in building operations and 98 of whom were clerical, data processing and other administrative employees. There are currently six collective bargaining agreements which cover the workforce that services substantially all of our properties.
Highlights from 2016
Our significant achievements from 2016 included:
Corporate

•	Broke ground for the development of the 1,401 foot tall, 1.7 million square feet One Vanderbilt office tower directly west of Grand Central Terminal.

•	Expanded the number of Independent Directors from five to six by naming Lauren Dillard as an Independent Director.
Leasing

•
Signed 169 Manhattan office leases covering approximately 3.2 million square feet. The mark-to-market on signed Manhattan office leases was 27.6% higher in 2016 than the previously fully escalated rents on the same spaces.

•
Signed 86 Suburban office leases covering approximately 0.6 million square feet. The mark-to-market on signed Suburban office leases was 6.1% higher in 2016 than the previously fully escalated rents on the same spaces.

•	Signed a new lease with Nike, Inc. for 69,214 square feet at 650 Fifth Avenue for 15 years.

•	Signed a lease renewal with Penguin Random House at 1745 Broadway for 603,650 square feet, bringing the remaining lease term to 16.8 years.

•	Signed a leasehold condominium conveyance with Visiting Nurse Service of New York at 220 East 42nd Street for 308,115 square feet for 30.5 years.
Acquisitions

•	Closed on the acquisition of a 20 percent interest in the newly completed, 1,176 unit "Sky" residential tower, located at 605 West 42nd Street, at a previously negotiated purchase option valuation.

•	Closed on the off-market acquisition of 183 Broadway for $28.5 million.

Dispositions

•
Sourced joint venture partners, National Pension Service of Korea ("NPS") and Hines Interest, LP ("Hines"), which acquired a 27.6% and 1.4% interest, respectively, in One Vanderbilt in January, 2017 and committed aggregate equity to the project of no less than $525 million.

•	Closed on the sale of 388 Greenwich Street for $2.0 billion, net of any unfunded tenant concession.

•	Closed on the sale of a 40% interest in Eleven Madison Avenue for a total gross valuation of $2.6 billion, inclusive of the costs associated with lease stipulated improvements to the property.

•	Together with our joint venture partner, closed on the sale of the Pace University dormitory tower at 33 Beekman for $196.0 million.

•	Closed on the sale of a 49% interest in 400 East 57th Street for a gross asset valuation of $170.0 million.

•	Together with our joint venture partner, closed on the sale of 7 Renaissance Square for a total gross asset valuation of $20.7 million

•	Closed on the sale of 500 West Putnam Avenue in Greenwich, Connecticut, for a gross asset valuation of $41.0 million.
Debt and Preferred Equity Investments

•
Originated and retained, or acquired, $1,015 million in debt and preferred equity investments, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and recorded $1,044 million of proceeds from sales, repayments and participations.

Finance

•	Standard & Poor’s Ratings Services upgraded the corporate credit rating of the Company to investment grade.

•	Fitch Ratings upgraded the rating outlook for the Company and affirmed the investment grade corporate credit rating.

•
Closed on $1.5 billion of construction financing for One Vanderbilt Avenue. The facility has a term of up to 7 years and bears interest at a floating rate of 3.50% over LIBOR, with the ability to reduce the spread to as low as 3.00% upon achieving certain pre-leasing and completion milestones.

•	Closed on an expansion of the term loan portion of the Company's unsecured corporate credit facility by $250.0 million, increasing the total facility size to $2.783 billion.

•
Closed on the refinancing of the Company's $300.0 million debt and preferred equity liquidity facility, which provides for favorable financing of the Company's debt and preferred equity portfolio. The new facility has a 2-year term with a 1-year extension option and bears interest ranging from 225 to 400 basis points over LIBOR. depending on the pledged collateral.

•
Together with our joint venture partners, closed on a $900.0 million refinancing of 280 Park Avenue. The new facility has a 3-year term (subject to four 1-year extension options), carries a floating interest rate of LIBOR plus 2.00% and replaces the previous $721.0 million of indebtedness on the property that was set to mature in June, 2016.

•
Together with our joint venture partners, closed on a $177.0 million 10-year refinancing of 800 Third Avenue, which replaces the previous $20.9 million mortgage that was set to mature in August, 2017. The new mortgage loan bears interest at a fixed rate of 3.17%, subject to up to a 20 basis point increase under certain conditions.

•
Closed on the refinancing of 1-7 Landmark Square in Stamford, Connecticut. The $100.0 million financing has a 10-year term, carries a fixed effective interest rate of 4.91% and replaces the previous $77.9 million of indebtedness on the property.

•	Together with our joint venture partners, closed on a $100.0 million recapitalization of Jericho Plaza, which bears interest at a floating rate of 4.15% over LIBOR.

•
Together with our joint venture partner, closed on a $97.0 million refinancing of 650 Fifth Avenue, which replaces the previous $65.0 million mortgage and bears interest at a floating rate of 3.75% over LIBOR.

•
Obtained floating rate construction financing of $44.0 million for the retail development at 719 Seventh Avenue, which bears interest at a floating rate of 3.05% over LIBOR, with the ability to reduce the spread to 2.55% upon achieving certain hurdles.

•
Together with our joint venture partner, closed on the refinancing of 400 East 58th Street. The $40.0 million financing has a 10-year term, carries a fixed interest rate of 3.00%, and replaces the previous $28.5 million of indebtedness on the property.

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
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2016, approximately 8.3 million and approximately 1.6 million square feet, representing approximately 43.5% and approximately 23.7% of the rentable square feet, are scheduled to expire by December 31, 2021 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2016, these leases had annualized escalated rent totaling $496.4 million and $110.0 million, respectively. We also have leases with termination options beyond 2021. In addition, changes in space utilization by tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.
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
We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. The average remaining term of these long-term leases as of December 31, 2016, including our unilateral extension rights on each of the properties, is 51 years. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of the commercial office properties held through long-term leases or operating sublease interests at December 31, 2016 totaled $289.0 million, or 21.8%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.

Adverse economic and geopolitical conditions in general and the commercial office markets in the New York Metropolitan area in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and to pay dividends and distributions to security holders.
Our business may be affected by volatility in the financial and credit markets and other market, economic, or political challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy accompanying the new administration and uncertainty in connection with any such changes. Future periods of economic weakness could result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally, may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the New York Metropolitan area, particularly in New York, New Jersey and Connecticut. Because our portfolio consists primarily of commercial office buildings, located principally in midtown Manhattan, as compared to a more diversified real estate portfolio, if economic conditions deteriorate, then our results of operations, financial condition and ability to service current debt and to pay dividends to our stockholders may be adversely affected. Specifically, our business may be affected by the following conditions:

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
Five of our properties, 1515 Broadway, 1185 Avenue of the Americas, 11 Madison Avenue, 420 Lexington Avenue, and 1 Madison Avenue accounted for 33.3% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent as of December 31, 2016.
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
Giving effect to leases in effect as of December 31, 2016 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 20.4% of our share of Portfolio annualized cash rent, with two tenants, Credit Suisse Securities (USA) LLC, and Viacom International Inc. accounting for 8.1%, and 6.7% of our share of Portfolio annualized cash rent, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
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
The Company continues its significant ground-up development project at One Vanderbilt Avenue. During 2016, the Company obtained a $1.5 billion construction facility for the project and also sourced joint venture partners, NPS and Hines, which acquired a 27.6% and 1.4% interest, respectively, in the project, respectively, in January 2017 and have committed aggregate equity to the project of no less than $525.0 million. The Company and Hines will co-develop the building.
Construction of the project will not be completed for several years. As with any ground-up development project, unforeseen delays and other matters could further delay completion, result in increased costs or otherwise have a material effect on our results of operations. In addition, the extended time frame to complete the project will cause the project to be subject to shifts and trends in the real estate market which may not be consistent with our current business plans for this property.

The Company's project at One Vanderbilt Avenue is located directly above public transit lines and is adjacent to Grand Central Terminal and other historic buildings. Damage to infrastructure or adjacent properties as well as the impact to the area due to construction noise, traffic, or debris could lead to reputational damage and legal actions.
We are subject to risks that affect the retail environment.
Approximately 4.8% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan. As a result, we are subject to risks that affect the retail environment generally, including the level of consumer spending, consumer confidence and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
The occurrence of a terrorist attack may adversely affect the value of our properties and our ability to generate cash flow.
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
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt.
On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 ("TRIPRA") (formerly the Terrorism Risk Insurance Act) was reauthorized until December 31, 2020 pursuant to the Terrorism Insurance Program Reauthorization and Extension Act of 2015. The TRIPRA extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $120.0 million, which will increase by $20.0 million per annum, commencing December 31, 2015 (Trigger). Coinsurance under TRIPRA is 16%, increasing 1% per annum, as of December 31, 2015 (Coinsurance). There are no assurances TRIPRA will be further extended.
Our wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, acts as a captive insurance company and as one of the elements of our overall insurance program. Belmont was formed in an effort, among other reasons, to stabilize to some extent the impact of insurance market fluctuations. Belmont is licensed by New York State as a direct insurer of Terrorism and NBCR Terrorism, and a reinsurer with respect to portions of our General Liability, Environmental Liability, Flood, Professional Liability, Employment Practices Liability and D&O coverage. Belmont purchases reinsurance for its Coinsurance and is backstopped by the Federal government for the balance of its terrorism limit for certified acts of terrorism above the Trigger. We purchase direct, third party terrorism insurance up to the Trigger for certified acts of terrorism. Belmont is backstopped by the Federal government for certified acts of NBCR terrorism above the Trigger and subject to its Coinsurance, however does not reinsure its NBCR Coinsurance requirement. There is no coverage for a NBCR terrorism act if covered industry losses are below the Trigger. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of Belmont's required payment. Therefore, certain insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.
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
Furthermore, with respect to certain of our properties, including properties held by joint ventures, or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss. We may have less protection than with respect to the properties where we obtain coverage directly. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.
We face possible risks associated with the natural disasters and the physical effects of climate change.
We are subject to risks associated with natural disasters and the physical effects of climate change, which can include storms, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
SL Green depends on dividends and distributions from its direct and indirect subsidiaries.
Substantially all of our assets are held through subsidiaries of our Operating Partnership. Our Operating Partnership’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of SL Green's cash flow is dependent on cash distributions to it by our Operating Partnership. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.
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
Cash flow could be insufficient to pay dividends and meet the payments of principal and interest required under our current mortgages, our 2012 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $6.6 billion as of December 31, 2016, consisting of a $1.2 billion unsecured bank term loan, $1.1 billion under our senior unsecured notes, $0.1 billion of junior subordinated deferrable interest debentures, $4.1 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments, and $0.1 billion letters of credit. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2012 credit facility. The $1.6 billion revolving credit facility portion of our 2012 credit facility currently matures in March 2020, which includes two six-month extension options. In the first quarter of 2015, we modified and extended the revolving credit facility from March 2018 to March 2020 and reduced the margin by 25 basis points. This modification took effect in the first quarter of 2015. As of December 31, 2016, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $6.5 billion, of which our proportionate share was $2.7 billion. As of December 31, 2016, we had no recourse indebtedness outstanding at our unconsolidated joint venture properties.

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
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $267.7 million of consolidated mortgage debt and $312.2 million of unconsolidated joint venture debt is scheduled to mature in 2017 after giving effect to repayments and refinancing of consolidated and joint venture debt between December 31, 2016 and February 17, 2017 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance, or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
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
Advances under our 2012 credit facility and certain property-level mortgage debt bear interest at a variable rate. Our consolidated variable rate borrowings totaled $1.1 billion at December 31, 2016. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2012 credit facility, which consisted of a $1.6 billion revolving credit facility. Borrowings under our revolving credit facility and term loan bore interest at the 30-day LIBOR, plus spreads of 125 basis points and 140 basis points, respectively, at December 31, 2016. As of December 31, 2016, borrowings under our term loan and junior subordinated deferrable interest debentures totaled $1.2 billion and $100.0 million, respectively, and bore weighted average interest at 2.05% and 1.93%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2016, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments would decrease our annual interest costs by $2.4 million and would increase our share of joint venture annual interest costs by $11.6 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
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
Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2016, assuming the conversion of all outstanding units of the Operating Partnership into shares of SL Green's common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of $2.7 billion, was 43.3%. Our market capitalization is variable and does not necessarily reflect the fair market value of our assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our debt-to-market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease.

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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests in 64 investments with an aggregate net book value of $2.0 billion including $0.3 billion of investments recorded in balance sheet line items other than the Debt and Preferred Equity Investments line item at December 31, 2016. Some of these instruments may be recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. As of December 31, 2016, we had no recorded reserves for possible credit losses. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends and distributions to security holders.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2016, our unconsolidated joint ventures owned 41 properties and we had an aggregate cost basis in these joint ventures totaling $1.9 billion. As of December 31, 2016, our share of unconsolidated joint venture debt, which is non-recourse to us, totaled $2.7 billion. None of the joint venture debt is recourse to us as of December 31, 2016.
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
SL Green's board of directors is divided into three classes, with directors in each such class serving staggered three year terms. The terms of the class I, class II and class III directors expire in 2017, 2018 and 2019, respectively. Our staggered board may deter a change in control because of the increased time period necessary for a third-party to acquire control of the board.
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
SL Green's board of directors has the discretion to raise or waive this limitation on ownership for any stockholder if deemed to be in our best interest. SL Green's board of directors has granted such waivers from time to time. To obtain a waiver, a stockholder must present the board and our tax counsel with evidence that ownership in excess of this limit will not affect our present or future REIT status.

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
Debt may not be assumable.
We had $6.6 billion in consolidated debt as of December 31, 2016. Certain of this debt is not assumable and may be subject to significant prepayment penalties. These limitations could deter a change in control of our company.
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
Between January 1, 2016 and December 31, 2016, the closing sale price of SL Green's common stock on the New York Stock Exchange, or the NYSE, ranged from $80.54 to $119.20 per share. On February 17, 2017, the closing sale price of SL Green's common stock on the NYSE was $111.28. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Additionally, the amount of our leverage may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.
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
Our company and our tenants accounted for 24.8% of Alliance's 2016 estimated total revenue, based on information provided to us by Alliance. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
SL Green's failure to qualify as a REIT would be costly and would have a significant effect on the value of our securities.
We believe we have operated in a manner for SL Green to qualify as a REIT for federal income tax purposes and intend to continue to so operate. Many of the REIT compliance requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which are not totally within our control, can affect SL Green's qualification as a REIT. For example, to qualify as a REIT, at least 95% of our gross income must come from designated sources that are listed in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service, or the IRS, might make changes to the tax laws and regulations that make it more difficult, or impossible, for us to remain qualified as a REIT.
If SL Green fails to qualify as a REIT, the funds available for distribution to our stockholders would be substantially reduced as we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates and we could be subject to the federal alternative minimum tax and possibly increased state and local taxes.
Also, unless the IRS grants us relief under specific statutory provisions, SL Green would remain disqualified as a REIT for four years following the year in which SL Green first failed to qualify. If SL Green failed to qualify as a REIT, SL Green would have to pay significant income taxes and would therefore have less money available for investments, to service debt obligations or to pay dividends and distributions to security holders. This would have a significant adverse effect on the value of our securities. In addition, the REIT tax laws would no longer obligate us to make any distributions to stockholders. As a result of all these factors, if SL Green fails to qualify as a REIT, this could impair our ability to expand our business and raise capital.
We may be subject to adverse legislative or regulatory tax changes
The rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
We may in the future pay taxable dividends on SL Green's common stock in common stock and cash.
In order to qualify as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gain. In order to avoid taxation of our income, we are required to annually distribute to our stockholders all of our taxable income, including net capital gain. In order to satisfy these requirements, we may make distributions that are payable partly in cash and partly in shares of our common stock. If we pay such a dividend, taxable stockholders would be required to include the entire amount of the dividend, including the portion paid with shares of common stock, as income to the extent of our current and accumulated earnings and profits, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.
We are dependent on external sources of capital.
We need a substantial amount of capital to operate and grow our business. This need is exacerbated by the distribution requirements imposed on us for SL Green to qualify as a REIT. We therefore rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we anticipate raising money in the public equity and debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time, conditions may exist which effectively prevent us, or REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of our stockholders' interests, and additional debt financing may substantially increase our leverage.
Loss of our key personnel could harm our operations and our stock price.
We are dependent on the efforts of Marc Holliday, our chief executive officer, and Andrew W. Mathias, our president. These officers have employment agreements which expire in January 2019 and December 2017, respectively. A loss of the services of either of these individuals could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our stock price.
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
Compliance with changing or new regulations applicable to corporate governance and public disclosure may result in additional expenses, affect our operations.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2016, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2016, we owned or held interests in 24 consolidated commercial office buildings encompassing approximately 16.1 million rentable square feet and seven unconsolidated commercial office buildings encompassing approximately 6.6 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2016, our portfolio also included ownership interests in 25 consolidated commercial office buildings encompassing approximately 4.1 million rentable square feet and two unconsolidated commercial office buildings encompassing approximately 640,000 rentable square feet located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. We refer to these buildings as our Suburban properties. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2016, we also owned investments in 20 prime retail properties encompassing approximately 818,063 square feet, eight buildings in some stage of development or redevelopment encompassing approximately 814,149 square feet, 21 residential buildings encompassing 4,209 units (approximately 3,719,869 square feet) and two land interests under building improvements that are leased to a third party, encompassing approximately 203,456 square feet. In addition, we manage one office building owned by a third party encompassing approximately 336,000 square feet and held debt and preferred equity investments with a book value of $2.0 billion including $0.3 billion of investments recorded in balance sheet line items other than the Debt and Preferred Equity Investments line item.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties and land interest in the portfolio as of December 31, 2016:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	4%	99.5%	$41,647,071	3%	19	$38.05
110 East 42nd Street	1921	Grand Central	215,400	1	92.0	10,024,277	1	24	53.92
125 Park Avenue	1923/2006	Grand Central	604,245	2	99.9	40,541,210	3	25	63.87
220 East 42nd Street	1929	Grand Central	1,135,000	4	75.8	41,419,549	3	28	47.72
304 Park Avenue South	1930	Midtown South	215,000	1	100.0	15,090,848	1	12	70.99
420 Lexington Ave (Graybar)	1927/1999	Grand Central North	1,188,000	4	97.0	78,306,834	6	207	55.56
461 Fifth Avenue (5)	1988	Midtown	200,000	1	99.9	18,655,416	1	11	89.91
485 Lexington Avenue	1956/2006	Grand Central North	921,000	3	96.8	60,635,863	5	23	67.51
555 West 57th Street	1971	Midtown West	941,000	3	99.9	40,627,045	3	9	40.28
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	76.6	15,376,177	1	13	123.17
625 Madison Avenue	1956/2002	Plaza District	563,000	2	98.8	59,212,718	4	25	102.95
635 Sixth Avenue	1902	Midtown South	104,000	1	100.0	8,979,247	1	2	95.22
641 Sixth Avenue	1902	Midtown South	163,000	1	100.0	13,670,136	1	7	80.60
711 Third Avenue—50.00%(6)	1955	Grand Central North	524,000	2	92.2	32,258,214	2	18	59.32
750 Third Avenue	1958/2006	Grand Central North	780,000	3	99.0	47,784,221	4	33	60.21
810 Seventh Avenue	1970	Times Square	692,000	3	93.6	44,995,971	3	47	65.72
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	5	100.0	97,465,047	4	8	65.16
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	4	99.0	91,540,901	7	15	85.03
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	87.9	39,528,575	3	34	76.19
1515 Broadway	1972	Times Square	1,750,000	6	97.3	117,147,660	9	11	69.87
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4	100.0	73,995,799	6	2	62.51
Subtotal / Weighted Average			15,458,045	57%	95.9%	$988,902,779	71%	573

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
"Non Same Store"
30 East 40th Street—60.00%	1927	Grand Central South	69,446	—%	94.5%	4,508,616	—%	57	$67.92
110 Greene Street—90.00%	1908/1920	Soho	223,600	1	69.3	9,681,581	1	58	76.70
600 Lexington Avenue	1983/2009	Grand Central North	303,515	1	85.1	20,231,283	1	32	79.56
Subtotal / Weighted Average			596,561	2%	80.3%	34,421,480	2%	147
Total / Weighted Average Manhattan Consolidated Office Properties			16,054,606	59%	95.4%	$1,023,324,259	73%	720
UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
3 Columbus Circle—48.90%	1927/2010	Columbus Circle	530,981	2%	96.8%	$48,621,768	2%	34	$94.87
100 Park Avenue—50.00%	1950/1980	Grand Central South	834,000	3	92.3	61,755,892	2	39	74.35
521 Fifth Avenue—50.50%	1929/2000	Grand Central	460,000	2	89.2	28,059,134	1	42	64.14
800 Third Avenue—60.50%	1972/2006	Grand Central North	526,000	2	97.8	35,154,492	2	42	64.05
1745 Broadway—56.88%	2003	Midtown	674,000	2	100.0	43,511,618	2	1	67.50
Subtotal / Weighted Average			3,024,981	11%	95.3%	$217,102,904	9%	158
"Non Same Store"
11 Madison Avenue—60.00%	1929	Park Avenue South	2,314,000	9%	98.0%	134,677,360	6%	9	$60.66
280 Park Avenue—50.00%	1961	Park Avenue	1,219,158	4	82.3	104,877,831	4	30	99.74
Subtotal / Weighted Average			3,533,158	13%	92.6%	$239,555,191	10%	39
Total / Weighted Average Unconsolidated Office Properties			6,558,139	24%	93.8%	$456,658,095	19%	197
Manhattan Office Grand Total / Weighted Average			22,612,745	83%	94.9%	$1,479,982,354	92%	917
Manhattan Office Grand Total—SLG share of Annualized Rent						$1,220,882	92%
Manhattan Office Same Store Occupancy %—Combined			18,483,026	82%	95.8%

Suburban Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store" Westchester, NY
1100 King Street	1983-1986	Rye Brook, Westchester	540,000	2%	70.4%	$9,976,658	1%	31	$26.62
520 White Plains Road	1979	Tarrytown, Westchester	180,000	1	96.1	4,355,388	—	13	27.29
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1	49.5	1,611,104	—	10	23.48
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	1	66.0	4,248,251	—	11	26.37
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	1	95.8	5,885,344	1	9	25.82
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	1	97.8	5,373,160	1	7	27.22
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	1	98.4	14,466,326	1	21	37.97
Westchester, NY Subtotal/Weighted Average			2,005,000	8%	81.9%	$45,916,231	4%	102
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford, Connecticut	862,800	3%	89.6%	$22,235,257	2%	126	$34.96
680 Washington Boulevard—51.00%	1989	Stamford, Connecticut	133,000	—	87.0	5,224,048	—	9	45.69
750 Washington Boulevard—51.00%	1989	Stamford, Connecticut	192,000	1	95.0	7,867,284	1	9	43.15
1055 Washington Boulevard	1987	Stamford, Connecticut	182,000	1	66.5	4,555,476	—	19	36.27
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	—	91.3	4,324,770	—	27	34.73
Connecticut Subtotal/Weighted Average			1,513,200	5%	87.5%	$44,206,835	3%	190
"Same Store" New Jersey
125 Chubb Way	2008	Lyndhurst, New Jersey	278,000	1%	73.3%	$4,734,427	—%	7	$24.40
New Jersey Subtotal/Weighted Average			278,000	1%	73.3%	$4,734,427	0%	7
"Same Store" Brooklyn, NY
16 Court Street	1927-1928	Brooklyn, New York	317,600	1%	95.2%	$13,042,385	1%	67	$42.86
Brooklyn, NY Subtotal/Weighted Average			317,600	1%	95.2%	$13,042,385	1%	67
Total / Weighted Average Consolidated Office Properties			4,113,800	15%	84.4%	$107,899,878	8%	366
UNCONSOLIDATED OFFICE PROPERTIES
"Non Same Store"
Jericho Plaza—11.67%	1980	Jericho, New York	640,000	2%	71.0%	15,786,132	—%	34	$35.48
Total / Weighted Average Unconsolidated Office Properties			640,000	2%	71.0%	$15,786,132	0%	34
Suburban Grand Total / Weighted Average			4,753,800	17%	82.6%	$123,686,010		400
Suburban Office Grand Total—SLG share of Annualized Rent						$103,327,369	8%
Suburban Office Same Store Occupancy %—Combined			4,113,800	87%	84.4%
Portfolio Office Grand Total			27,366,545	100%		$1,603,668,367		1,317
Portfolio Office Grand Total—SLG Share of Annualized Rent						$1,324,209,214	100%

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
PRIME RETAIL
"Same Store" Prime Retail
11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	2%	100.0%	$2,647,531	1%	1	$237.45
19-21 East 65th Street—90.00%	1928-1940	Plaza District	23,610	3	26.6	491,558	1	10	55.92
21 East 66th Street—32.28%	1921	Plaza District	13,069	2	100.0	3,727,797	2	1	285.24
121 Greene Street—50.00%	1887	Soho	7,131	1	100.0	1,458,648	1	2	204.55
315 West 33rd Street—The Olivia	2000	Penn Station	270,132	33	100.0	14,903,527	21	10	55.17
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	15	81.1	43,952,718	7	5	402.40
724 Fifth Avenue—50.00%	1921	Plaza District	65,010	8	97.0	24,143,799	17	10	359.83
752 Madison Avenue	1996/2012	Plaza District	21,124	3	100.0	13,597,351	19	1	643.49
762 Madison Avenue—90.00%	1910	Plaza District	6,109	1	100.0	1,798,728	2	5	273.40
Williamsburg Terrace	2010	Brooklyn, New York	52,000	6	100.0	1,791,476	2	3	34.43
Subtotal/Weighted Average			594,885	73%	93.0%	$108,513,133	72%	48
"Non Same Store" Prime Retail
5-7 Dey Street, 183 & 187 Broadway	1921	Lower Manhattan	82,700	10%	49.9%	$2,466,306	3%	20	$102.11
102 Greene Street	1910	SoHo	9,200	1	54.3	600,000	1	1	152.79
115 Spring Street	1900	SoHo	5,218	1	100.0	2,800,000	4	1	536.60
131-137 Spring Street—20.00%	1915	SoHo	68,342	8	93.9	12,041,005	3	9	187.84
1552-1560 Broadway—50.00%	1926/2014	Times Square	57,718	7	67.5	24,698,700	17	2	633.84
Subtotal/Weighted Average			223,178	27%	69.3%	$42,606,011	28%	33
Total / Weighted Average Prime Retail Properties			818,063	100%	86.5%	$151,119,144	100%	81
DEVELOPMENT/REDEVELOPMENT
One Vanderbilt (7)	N/A	Grand Central	—	—%	—%	$—	—%	—	$—
10 East 53rd Street— 55.00%	1972/2014	Plaza District	354,300	43	58.3	19,347,138	63	27	93.26
562 Fifth Avenue	1920	Plaza District	42,635	5	100.0	2,100,000	12	1	49.26
650 Fifth Avenue— 50.00%	1977-1978	Plaza District	69,214	9	2.9	1,240,437	4	1	622.71
719 Seventh Avenue—75.00%	1927	Times Square	—	—	—	—	—	—	—
175-225 Third Avenue—95.00%	1972/1998	Brooklyn, New York	—	—	—	—	—	—	—
55 West 46th Street—25.00%	2009	Midtown	347,000	43	50.1	13,668,454	20	5	93.03
1640 Flatbush Avenue	1966	Brooklyn, New York	1,000	—	100.0	85,152	1	1	85.15
Total / Weighted Average Development/Redevelopment Properties			814,149	100%	52.3%	$36,441,181	100%	35

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
LAND
635 Madison Avenue		Plaza District	176,530	87%	100.0%	$3,677,574	100%
333 East 22nd St		Midtown South	26,926	13	—	—	—
Total / Weighted Average Land			203,456	100%	86.8%	$3,677,574	100%

		Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
"Same Store" Residential
315 West 33rd Street	Penn Station	222,855	333	93.1%	$15,319,536	$4,131
400 East 57th Street—41.00%	Upper East Side	290,482	261	88.1	10,319,420	3,396
400 East 58th Street—90.00%	Upper East Side	140,000	126	89.7	4,984,203	3,304
1080 Amsterdam - 92.50%	Upper West Side	82,250	97	96.9	4,596,240	3,864
Subtotal/Weighted Average		735,587	817	91.9%	$35,423,999	$3,749
"Non Same Store" Residential
Upper East Side Residential—90.00%	Upper East Side	27,000	28	39.3%	$621,947	$1,255
605 West 42nd Street—20.00%	Midtown West	927,358	1,175	65.1	37,704,756	4,107
Stonehenge Portfolio	Various	2,029,924	2,189	91.3	100,914,675	3,892
Subtotal/Weighted Average		2,984,282	3,392	81.8%	$139,241,378	$3,941
Total / Weighted Average Residential Properties		3,719,869	4,209	83.8%	$174,665,377	$3,900
____________________________________________________________________

(1)	Excludes leases signed but not yet commenced as of December 31, 2016 .

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2016 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2016 for the 12 months ending December 31, 2017 will reduce cash rent by $76.8 million for our consolidated properties and $13.5 million for our unconsolidated properties.

(3)	Includes our share of unconsolidated joint venture annualized cash rent.

(4)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(5)	The Company has an option to acquire the fee interest for a fixed price on a specific date.

(6)	The Company owns 50% of the fee interest.

(7)
The 1,730,989 gross square foot project, which is anticipated to be completed by the third quarter of 2020, has a total development budget, including land mark-up, of $3.17 billion excluding fees paid to the Company and up to $50.0 million in discretionary owner contingencies. As of December 31, 2016, $2.30 billion of the budget remains to be spent, comprised of $863.2 million of partners’ equity, and $1.44 billion of financing available under the project’s construction facility.

Historical Occupancy
Historically we have achieved consistently higher occupancy rates in our Manhattan portfolio as compared to the overall midtown markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Markets(2)(3)
December 31, 2016	94.9%	90.0%	92.2%
December 31, 2015	94.2%	90.9%	91.3%
December 31, 2014	95.3%	89.4%	91.6%
December 31, 2013	94.3%	88.3%	89.1%
December 31, 2012	94.3%	89.1%	90.0%
____________________________________________________________________

(1)	Includes leases signed but not yet commenced as of the relevant date in our wholly-owned and joint venture properties.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Historically we have achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Westchester Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2016	81.9%	75.1%	87.5%	73.7%
December 31, 2015	77.5%	76.0%	84.1%	79.9%
December 31, 2014	78.8%	76.6%	83.6%	75.7%
December 31, 2013	78.1%	79.4%	80.5%	74.7%
December 31, 2012	79.2%	78.5%	80.7%	73.7%
____________________________________________________________________

(1)	Includes leases signed but not yet commenced as of the relevant date in our wholly-owned and joint venture properties.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2021, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 1.3 million square feet and approximately 0.3 million square feet, respectively, representing an average annual expiration rate of approximately 8.4% and approximately 4.3%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2016 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2017(4)	103	834,502	5.3%	$52,380,075	5.1%	$62.77
2018	81	578,443	3.7	46,786,194	4.6	80.88
2019	83	1,094,850	6.9	76,803,121	7.5	70.15
2020	91	2,324,895	14.7	151,005,604	14.8	64.95
2021	96	1,780,793	11.3	113,833,575	11.2	63.92
2022	61	1,000,636	6.3	68,373,629	6.7	68.33
2023	39	788,591	5.0	45,931,872	4.5	58.25
2024	27	263,374	1.7	18,531,973	1.8	70.36
2025	35	683,690	4.3	59,803,192	5.9	87.47
2026 & thereafter	119	6,470,098	40.8	385,199,730	37.9	59.54
Total/weighted average	735	15,819,872	100.0%	$1,018,648,965	100.0%	$64.39
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2016 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2016 for the 12 months ending December 31, 2017 will reduce cash rent by $70.3 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 27,470 square feet and annualized cash rent of $1.5 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2016.

Manhattan Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2017	15	168,865	2.7%	$12,946,827	2.8%	$76.67
2018	25	184,000	2.9	19,563,327	4.3	106.32
2019	24	394,517	6.3	31,689,930	6.9	80.33
2020	22	305,721	4.9	19,001,451	4.2	62.15
2021	19	295,237	4.7	17,890,405	3.9	60.60
2022	18	182,971	2.9	12,982,175	2.8	70.95
2023	13	468,116	7.5	35,661,293	7.8	76.18
2024	16	358,900	5.7	32,611,877	7.1	90.87
2025	13	404,759	6.5	33,761,284	7.4	83.41
2026 & thereafter	33	3,482,533	55.9	240,549,525	52.8	69.07
Total/weighted average	198	6,245,619	100.0%	$456,658,094	100.0%	$73.12
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2016 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2016 for the 12 months ending December 31, 2017 will reduce cash rent by $13.5 million for the joint venture properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 291 square feet and annualized cash rent of $6,600 occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2016.

Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2021, the average annual lease expirations at our Suburban consolidated and unconsolidated operating properties is expected to be approximately 0.4 million square feet and approximately 48,870 square feet, respectively, representing an average annual expiration rate of approximately 11.0% per year and approximately 10.9%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2016 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2017(4)	60	253,908	7.8%	$9,406,110	8.7%	$37.05
2018	55	291,529	8.9	10,024,149	9.3	34.38
2019	53	476,105	14.5	13,908,934	12.9	29.21
2020	37	304,384	9.3	11,368,742	10.5	37.35
2021	42	467,193	14.3	14,739,151	13.7	31.55
2022	31	149,124	4.6	5,753,446	5.3	38.58
2023	20	174,333	5.3	5,751,636	5.3	32.99
2024	15	212,802	6.5	7,222,120	6.7	33.94
2025	16	167,698	5.1	5,503,511	5.1	32.82
2026 & thereafter	37	776,078	23.7	24,222,082	22.5	31.21
Total/weighted average	366	3,273,154	100.0%	$107,899,881	100.0%	$32.97
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2016 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2016 for the 12 months ending December 31, 2017 will reduce cash rent by $6.5 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 66,467 square feet and annualized cash rent of $2.4 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2016.

Suburban Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2017(4)	8	47,077	10.5%	$1,603,049	10.2%	$34.05
2018	2	22,538	5.0	925,624	5.9	41.07
2019	6	31,879	7.1	1,075,837	6.8	33.75
2020	3	38,562	8.7	1,496,230	9.5	38.80
2021	5	104,296	23.4	3,882,572	24.6	37.23
2022	1	16,383	3.7	585,204	3.7	35.72
2023	2	42,334	9.5	1,422,001	9.0	33.59
2024	2	52,707	11.8	1,813,260	11.5	34.40
2025	1	1,729	0.4	57,600	0.4	33.31
2026 & thereafter	4	88,854	19.9	2,924,754	18.4	32.92
Total/weighted average	34	446,359	100.0%	$15,786,131	100.0%	$35.37
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2016 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2016 for the 12 months ending December 31, 2017 will reduce cash rent by zero for the joint venture properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 4,060 square feet and annualized cash rent of $0.1 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2016.
Tenant Diversification
At December 31, 2016, our Manhattan and Suburban office properties were leased to 1,317 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of square footage leased by our tenants as of December 31, 2016:

Tenant	Properties	Lease Expiration	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of SL Green's Share of Aggregate Portfolio Annualized Cash Rent
Credit Suisse Securities (USA), Inc.	1 Madison Avenue, 11 Madison Avenue & 1055 Washington Blvd	2017, 2019, 2020 & 2037	2,401,307	8.8%	8.1%
Viacom International, Inc.	1515 Broadway	2031	1,330,735	4.9	6.7
Penguin Random House, Inc.	1745 Broadway	2020 & 2033	644,598	2.4	1.9
Sony Corporation	11 Madison Avenue	2031	578,791	2.1	1.9
Debevoise & Plimpton, LLP	919 Third Avenue	2021	576,867	2.1	1.8
The City of New York	16 Court Street, 100 Church Street & 420 Lexington Avenue	2017, 2020, 2030 & 2034	554,694	2.0	1.5
Omnicom Group, Inc., Cardinia Real Estate	220 East 42nd Street	2017 & 2032	391,593	1.4	1.3
Citigroup, N.A.	485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue & 750 Washington Blvd	2017, 2019 & 2027	388,753	1.4	1.5
Ralph Lauren Corporation	625 Madison Avenue	2019	385,325	1.4	2.2
Advance Magazine Group, Fairchild Publications	750 Third Avenue & 485 Lexington Avenue	2021	339,195	1.2	1.3
C.B.S. Broadcasting, Inc.	555 West 57th Street	2023	338,527	1.2	1.1
Metro-North Commuter Railroad Company	110 East 42nd Street & 420 Lexington Avenue	2021 & 2034	328,957	1.2	1.3
Schulte, Roth & Zabel LLP	919 Third Avenue	2036	263,186	1.0	0.7
Bloomberg LP	919 Third Avenue	2029	256,107	0.9	0.5
HF Management Services LLC	100 Church Street	2032	230,394	0.8	0.6
BMW of Manhattan	555 West 57th Street	2022	227,782	0.8	0.5
The City University of New York - CUNY	555 West 57th Street & 16 Court Street	2020, 2024 & 2030	227,622	0.8	0.7
WME IMG, LLC	11 Madison Avenue & 304 Park Avenue	2028 & 2030	214,707	0.8	1.0
Bloomingdales, Inc.	919 Third Avenue	2024	205,821	0.8	0.5
Amerada Hess Corp.	1185 Avenue of the Americas	2027	181,569	0.7	1.1
The Travelers Indemnity Company	485 Lexington Avenue	2021	176,838	0.6	0.9
Newmark & Company Real Estate Inc.	125 Park Avenue, 110 East 42nd Street & 680 Washington Blvd	2026 & 2031	173,438	0.6	0.7
United Nations	220 East 42nd Street	2017, 2021 & 2022	171,091	0.6	0.6
RSM McGladrey, Inc.	1185 Avenue of the Americas	2018	164,771	0.6	0.8

Verizon	1100 King Street Bldg 1, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	2018, 2019 & 2026	162,409	0.6	0.3
News America Incorporated	1185 Avenue of the Americas	2020	161,722	0.6	1.2
King & Spalding	1185 Avenue of the Americas	2025	159,943	0.6	1.1
Young & Rubicam, Inc.	3 Columbus Circle	2033	159,394	0.6	0.4
Yelp, Inc.	11 Madison Avenue	2025	152,232	0.6	0.6
National Hockey League	1185 Avenue of the Americas	2022	148,217	0.5	1.0
Total			11,696,585	42.6%	44.1%
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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2016, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
SL Green's common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 17, 2017, the reported closing sale price per share of common stock on the NYSE was $111.28 and there were 330 holders of record of SL Green's common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the dividends declared by us with respect to the periods indicated.

	2016			2015
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$110.92	$80.54	$0.72	$134.00	$121.32	$0.60
June 30	$106.72	$95.51	$0.72	$121.32	$109.89	$0.60
September 30	$119.20	$102.56	$0.72	$116.97	$100.95	$0.60
December 31	$112.89	$94.23	$0.775	$121.80	$108.56	$0.72
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
UNITS
At December 31, 2016, there were 4,363,716 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit in the same manner as dividends per share were distributed to common stockholders.
SL GREEN OPERATING PARTNERSHIP, L.P.
There is no established public trading market for the common units of the Operating Partnership. On February 17, 2017, there were 330 holders of record and 105,257,631 common units outstanding, 100,579,714 of which were held by SL Green. The table below sets forth the quarterly distributions paid by the Operating Partnership to holders of its common units with respect to the periods indicated.

	Distributions
Quarter Ended	2016	2015
March 31	$0.72	$0.60
June 30	$0.72	$0.60
September 30	$0.72	$0.60
December 31	$0.775	$0.72
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
ISSUER PURCHASES OF EQUITY SECURITIES
None.
SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the years ended December 31, 2016, 2015, and 2014, we issued 292,291, 482,311 and 315,054 shares of SL Green's common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of SL Green's common stock.
The following table summarizes information, as of December 31, 2016, relating to our equity compensation plans pursuant to which shares of SL Green's common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	4,146,700	(2)	$87.72	(3)	9,904,194	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	4,146,700		$87.72		9,904,194
____________________________________________________________________

(1)
Includes our 2014 Outperformance Plan, Fourth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.

(2)
Includes (i) $1,737,213 shares of common stock issuable upon the exercise of outstanding options (748,617 of which are vested and exercisable), (ii) 78,300 restricted stock units and 89,790 phantom stock units that may be settled in shares of common stock (89,790 of which are vested), (iii) 2,079,600 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of SL Green's common stock (1,494,100 of which are vested) and (iv) shares of common stock reserved in connection with LTIP units issued pursuant to the 2014 Outperformance Plan, all of which remain subject to performance-based vesting and a dollar value limitation on the number of LTIP units that may be earned based on SL Green's common stock price when the LTIP units are earned.

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

SL GREEN REALTY CORP.

	Year Ended December 31,
Operating Data	2016	2015	2014	2013	2012
(in thousands, except per share data)
Total revenue	$1,863,981	$1,662,829	$1,519,978	$1,371,065	$1,290,052
Operating expenses	312,859	301,624	282,283	276,589	275,872
Real estate taxes	248,388	232,702	217,843	203,076	194,371
Ground rent	33,261	32,834	32,307	31,951	31,504
Interest expense, net of interest income	321,199	323,870	317,400	310,894	309,681
Amortization of deferred finance costs	24,564	27,348	22,377	15,855	18,558
Depreciation and amortization	821,041	560,887	371,610	324,461	311,860
Loan loss and other investment reserves, net of recoveries	—	—	—	—	564
Transaction related costs	7,528	11,430	8,707	3,985	5,402
Marketing, general and administrative	99,759	94,873	92,488	86,192	82,840
Total expenses	1,868,599	1,585,568	1,345,015	1,253,003	1,230,652
Equity in net income from unconsolidated joint ventures	11,874	13,028	26,537	9,921	76,418
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	44,009	15,844	123,253	3,601	37,053
Purchase price fair value adjustment	—	40,078	67,446	(2,305)	—
Gain on sale of real estate, net	238,116	175,974	—	—	—
Gain (loss) on sale of investment in marketable securities	(83)	—	3,895	(65)	4,940
Depreciable real estate reserves	(10,387)	(19,226)	—	—	—
(Loss) gain on early extinguishment of debt	—	(49)	(32,365)	(18,518)	(6,978)
Income from continuing operations	278,911	302,910	363,729	110,696	170,833
Discontinued operations	—	14,549	182,134	40,587	38,867
Net income	278,911	317,459	545,863	151,283	209,700
Net income attributable to noncontrolling interest in the Operating Partnership	(10,136)	(10,565)	(18,467)	(3,023)	(5,597)
Net income attributable to noncontrolling interests in other partnerships	(7,644)	(15,843)	(6,590)	(10,629)	(5,591)
Preferred unit distributions	(11,235)	(6,967)	(2,750)	(2,260)	(2,107)
Net income attributable to SL Green	249,896	284,084	518,056	135,371	196,405
Preferred stock redemption costs	—	—	—	(12,160)	(10,010)
Perpetual preferred stock dividends	(14,950)	(14,952)	(14,952)	(21,881)	(30,411)
Net income attributable to SL Green common stockholders	$234,946	$269,132	$503,104	$101,330	$155,984
Net income per common share—Basic	$2.35	$2.71	$5.25	$1.10	$1.75
Net income per common share—Diluted	$2.34	$2.70	$5.23	$1.10	$1.74
Cash dividends declared per common share	$2.94	$2.52	$2.10	$1.49	$1.08
Basic weighted average common shares outstanding	100,185	99,345	95,774	92,269	89,319
Diluted weighted average common shares and common share equivalents outstanding	104,881	103,734	99,696	95,266	92,873

	As of December 31,
Balance Sheet Data (in thousands)	2016	2015	2014	2013	2012
Commercial real estate, before accumulated depreciation	$12,743,332	$16,681,602	$14,069,141	$12,333,780	$11,662,953
Total assets	15,857,787	19,727,646	17,096,587	14,959,001	14,386,296
Mortgages and other loans payable, revolving credit facility, term loan and senior unsecured notes and trust preferred securities, net	6,481,666	10,275,453	8,178,787	6,919,908	6,520,420
Noncontrolling interests in the Operating Partnership	473,882	424,206	469,524	265,476	212,907
Total equity	7,750,911	7,719,317	7,459,216	7,016,876	6,907,103

	Year Ended December 31,
Other Data (in thousands)	2016	2015	2014	2013	2012
Net cash provided by operating activities	634,714	526,484	490,381	386,203	346,753
Net cash used in investing activities	2,122,570	(2,265,911)	(796,835)	(628,435)	(1,163,403)
Net cash provided by financing activities	(2,733,240)	1,713,417	381,171	258,940	868,442
Funds from operations available to all stockholders(1)	869,855	661,825	583,036	490,255	413,813
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

SL GREEN OPERATING PARTNERSHIP, L.P.

	Year Ended December 31,
Operating Data	2016	2015	2014	2013	2012
(in thousands, except per unit data)
Total revenue	$1,863,981	$1,662,829	$1,519,978	$1,371,065	$1,290,052
Operating expenses	312,859	301,624	282,283	276,589	275,872
Real estate taxes	248,388	232,702	217,843	203,076	194,371
Ground rent	33,261	32,834	32,307	31,951	31,504
Interest expense, net of interest income	321,199	323,870	317,400	310,894	309,681
Amortization of deferred finance costs	24,564	27,348	22,377	15,855	18,558
Depreciation and amortization	821,041	560,887	371,610	324,461	311,860
Loan loss and other investment reserves, net of recoveries				—	564
Transaction related costs	7,528	11,430	8,707	3,985	5,402
Marketing, general and administrative	99,759	94,873	92,488	86,192	82,840
Total expenses	1,868,599	1,585,568	1,345,015	1,253,003	1,230,652
Equity in net income from unconsolidated joint ventures	11,874	13,028	26,537	9,921	76,418
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	44,009	15,844	123,253	3,601	37,053
Purchase price fair value adjustment	—	40,078	67,446	(2,305)	—
Gain on sale of real estate, net	238,116	175,974	—	—	—
Gain (loss) on sale of investment in marketable securities	(83)	—	3,895	—	4,940
Depreciable real estate reserves	(10,387)	(19,226)	—	—	—
(Loss) gain on early extinguishment of debt	—	(49)	(32,365)	(18,518)	(6,978)
Income from continuing operations	278,911	302,910	363,729	110,761	170,833
Discontinued operations	—	14,549	182,134	40,587	38,867
Net income	278,911	317,459	545,863	151,348	209,700
Net income attributable to noncontrolling interests in other partnerships	(7,644)	(15,843)	(6,590)	(10,629)	(5,591)
Preferred unit distributions	(11,235)	(6,967)	(2,750)	(2,260)	(2,107)
Net income attributable to SLGOP	260,032	294,649	536,523	138,459	202,002
Preferred unit redemption costs	—	—	—	(12,160)	(10,010)
Perpetual preferred unit distributions	(14,950)	(14,952)	(14,952)	(21,881)	(30,411)
Net income attributable to SLGOP common stockholders	$245,082	$279,697	$521,571	$104,418	$161,581
Net income per common unit—Basic	$2.35	$2.71	$5.25	$1.10	$1.75
Net income per common unit—Diluted	$2.34	$2.70	$5.23	$1.10	$1.74
Cash dividends declared per common unit	$2.52	$2.52	$2.10	$1.49	$1.08
Basic weighted average common units outstanding	104,508	103,244	99,288	95,004	92,526
Diluted weighted average common units and common units equivalents outstanding	104,881	103,734	99,696	95,266	92,873

	As of December 31,
Balance Sheet Data (in thousands)	2016	2015	2014	2013	2012
Commercial real estate, before accumulated depreciation	$12,743,332	$16,681,602	$14,069,141	$12,333,780	$11,662,953
Total assets	15,857,787	19,727,646	17,096,587	14,959,001	14,386,296
Mortgages and other loans payable, revolving credit facility, term loan and senior unsecured notes and trust preferred securities, net	6,481,666	10,275,453	8,178,787	6,919,908	6,520,420
Total capital	7,750,911	7,719,317	7,459,216	7,282,352	6,650,339

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, with in-house capabilities in commercial and residential property management, acquisitions and dispositions, financing, development and redevelopment, construction and leasing. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P. or ROP, are wholly-owned subsidiaries of the SL Green Realty Corp.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.
The New York City commercial real estate market remained strong in 2016, and we took advantage of this market in improving asking rents and strategically selling or forming joint venture properties at attractive market valuations.
Leasing and Operating
In 2016, our same-store Manhattan office property occupancy based on leases signed was 97.1% compared to 97.2% in the prior year. We signed office leases in Manhattan encompassing approximately 3.2 million square feet, of which approximately 2.6 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on these approximately 2.6 million square feet of signed Manhattan office leases that replaced previously occupied space was 27.6% for 2016.
According to Cushman & Wakefield, new leasing activity in Manhattan in 2016 totaled approximately 26.3 million square feet. Of the total 2016 leasing activity in Manhattan, the Midtown submarket accounted for approximately 17.9 million square feet, or approximately 68.1%. Midtown's overall office vacancy increased from 8.5% at December 31, 2015 to 9.3% at December 31, 2016.
Overall average asking rents in Manhattan increased in 2016 by 1.7% from $71.58 per square foot at December 31, 2015 to $72.82 per square foot at December 31, 2016. Midtown Manhattan average asking rents increased in 2016 by 2.3% from $76.65 per square foot at December 31, 2015 to $78.39 per square foot at December 31, 2016. The Midtown South average asking rent rose 1.7% year-over-year to $70.86 per square foot while downtown average asking rents decreased 0.5% year-over-year to $59.30 per square foot.
Acquisition and Disposition Activity
Overall Manhattan sales volume decreased by 31.5% in 2016 to $39.6 billion as compared to $57.8 billion in 2015. Consistent with our multi-faceted approach to property acquisitions, we selectively sourced the off-market purchase of a retail and residential mixed-use property that provides value enhancement opportunities for $28.5 million.
We also continued to take advantage of significant interest by both international and domestic institutions and individuals seeking ownership interests in Manhattan properties to sell assets, disposing of a significant volume of properties that were non-core or had more limited growth opportunities, raising efficiently priced capital that was used primarily for debt reduction. During the year, we sold all or part of our interest in 11 Madison Avenue, 388-390 Greenwich Street, 885 Third Avenue, 248-252 Bedford Avenue, 400 East 57th Street, 500 West Putnam and 7 International Drive for total gross valuations of $5.3 billion.
Debt and Preferred Equity
In 2015 and 2016, in our debt and preferred equity portfolio we continued to focus on the origination of financings, typically in the form of mezzanine debt, for owners, acquirers or developers of New York City properties. This investment strategy provides us with the opportunity to fill a need for additional debt financing by providing higher leverage than are often available through traditional lending sources, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the New York City real estate market. The typical investments made by us during 2015 and 2016 were to reputable owners or acquirers which have sizable equity subordinate to our last dollar exposure. During 2016, our debt and preferred equity activities included purchases and originations, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, of $1,015 million, and sales, redemption and participations of $1,045 million.

For descriptions of significant activities in 2016, refer to "Part I, Item 1. Business - Highlights from 2016".
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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at December 31, 2016
During the second quarter of 2016, we recorded a $10.4 million charge in connection with the sale of one property, 500 West Putnam, which closed in the third quarter of 2016. This charge is included in depreciable real estate reserves in the consolidated statements of operations.
During the three months ended September 30, 2015, we recorded a $19.2 million charge in connection with the sale of two of our properties, which closed in the fourth quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statements of operations.
During the fourth quarter of 2015, we entered into an agreement to sell 885 Third Avenue and recorded a $6.6 million charge which was included in gain on sale of real estate, net in the consolidated statement of operations. At December 31, 2015, 885 Third Avenue was not reclassified as held for sale as a result of not meeting the criteria in ASC 360-10, Property, Plant and Equipment - Impairment and Disposal of Long-Lived Assets.   In February 2016, we closed on the sale of this property but do not anticipate meeting the criteria for the full accrual method in ASC 360-20, Property, Plant and Equipment - Real Estate Sales and as a result the property will remain on our consolidated balance sheet until the criteria is met.
We incur a variety of costs in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity is completed. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
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
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. The Company has performance guarantees under master leases at two joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2016.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during years ended December 31, 2016, 2015, and 2014.
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
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collars and floors, to manage, or hedge, interest rate risk. Effectiveness is essential for those derivatives that we intend to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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

Results of Operations
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
The following comparison for the year ended December 31, 2016, or 2016, to the year ended December 31, 2015, or 2015, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2015 and still owned by us in the same manner at December 31, 2016 (Same-Store Properties totaled 55 of our 68 consolidated operating properties, representing 75.7% of our share of annualized cash rent), (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2016 and 2015 and all non-Same-Store Properties, including properties that are under development, redevelopment or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	$ Change	% Change

Rental revenue	$1,015.3	$996.2	$19.1	1.9%	$144.9	$46.6	$163.6	$203.2	$1,323.8	$1,246.0	$77.8	6.2%
Escalation and reimbursement	180.2	165.3	14.9	9.0%	14.8	7.2	1.9	6.0	196.9	178.5	18.4	10.3%
Investment income	—	—	—	—%	—	0.1	213.0	181.1	213.0	181.1	31.9	17.6%
Other income	6.9	22.8	(15.9)	(69.7)%	1.3	7.0	122.1	27.4	130.3	57.2	73.1	127.8%
Total revenues	1,202.4	1,184.3	18.1	1.5%	161.0	60.9	500.6	417.7	1,864.0	1,662.8	201.2	12.1%

Property operating expenses	530.1	514.2	15.9	3.1%	39.4	13.5	25.0	39.5	594.5	567.2	27.3	4.8%
Transaction related costs	—	—	—	—%	0.6	7.9	6.9	3.5	7.5	11.4	(3.9)	(34.2)%
Marketing, general and administrative	—	—	—	—%	—	—	99.8	94.9	99.8	94.9	4.9	5.2%
	530.1	514.2	15.9	3.1%	40.0	21.4	131.7	137.9	701.8	673.5	28.3	4.2%

Net operating income	$672.3	$670.1	$2.2	0.3%	$121.0	$39.5	$368.9	$279.8	$1,162.2	$989.3	$172.9	17.5%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(345.8)	(351.2)	5.4	(1.5)%
Depreciation and amortization									(821.0)	(560.9)	(260.1)	46.4%
Equity in net income from unconsolidated joint ventures									11.9	13.0	(1.1)	(8.5)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									44.0	15.8	28.2	178.5%
Purchase price fair value adjustment									—	40.1	(40.1)	(100.0)%
Gain on sale of real estate, net									238.1	176.0	62.1	35.3%
Depreciable real estate reserves									(10.4)	(19.2)	8.8	(45.8)%
Gain on sale of investment in marketable securities									(0.1)	—	(0.1)	100.0%
Income from continuing operation									278.9	302.9	(24.0)	(7.9)%
Net income from discontinued operations									—	0.4	(0.4)	(100.0)%
Gain on sale of discontinued operations									—	14.1	(14.1)	(100.0)%
Net income									$278.9	$317.4	$(38.5)	(12.1)%

Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired ($98.2 million), which included the acquisition of 11 Madison in the third quarter of 2015 together with the subsequent sale of a 40% interest in 11 Madison in the third quarter of 2016 ($59.2 million), the consolidation of 600 Lexington Avenue in the fourth quarter of 2015 ($19.3 million), and an increase in rents at our Same-Store Properties ($19.1 million). In addition, rental revenues increased as a result of the accelerated recognition of non-cash deferred income from 388-390 Greenwich Street as a result of Citigroup, Inc. ("Citi") exercising its option to purchase the property and entering into an agreement to accelerate the sale ($37.1 million). This increase was partially offset by the sale of 120 West 45th Street in the third quarter of 2015 ($18.3 million), the sale of 885 Third Avenue in the first quarter of 2016 ($11.9 million), as well as accounting write-offs ($17.4 million) and decreased cash revenue ($2.0 million) related to the space previously leased to Aeropostale at 1515 Broadway following the tenant's bankruptcy.
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries at the Same-Store Properties ($14.9 million) and Acquisition Properties ($7.6 million) attributable to an increase in the related tax expense. This was partially offset by decreased real estate tax recoveries due to the sale of 120 West 45th Street ($2.3 million), and 140 Grand Street ($1.3 million).
Occupancy in our Same-Store Manhattan consolidated office operating portfolio, excluding leases signed but not yet commenced was 95.9% at December 31, 2016 as compared to 96.5% at December 31, 2015. Occupancy for our Same-Store Suburban consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 84.4% at December 31, 2016 as compared to 81.4% at December 31, 2015.
The following table presents a summary of the commenced leasing activity for the year ended December 31, 2016 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,395,967
Sold Vacancies	—
Properties placed in service	235,629
Space which became available during the period(3)
• Office	1,024,824
• Retail	83,256
• Storage	14,198
	1,122,278
Total space available	2,753,874
Leased space commenced during the period:
• Office(4)	1,491,233	1,605,582	$68.68	$60.35	$56.85	7.0	10.5
• Retail	81,648	94,236	$173.91	$167.67	$50.16	5.7	16.3
• Storage	31,422	31,758	$24.01	$25.12	$37.46	14.5	12.4
Total leased space commenced	1,604,303	1,731,576	$73.59	$63.70	$56.13	7.1	10.8

Total available space at end of period	1,149,571

Early renewals
• Office	1,600,623	1,720,763	$73.88	$57.78	$30.47	3.5	10.5
• Retail	100,324	118,695	$105.52	$80.92	$28.43	0.6	14.5
• Storage	13,757	10,496	$20.70	$53.41	$—	0.2	17.7
Total early renewals	1,714,704	1,849,954	$75.60	$59.24	$30.17	3.3	10.8

Total commenced leases, including replaced previous vacancy
• Office		3,326,345	$71.37	$58.59	$43.20	5.2	10.5
• Retail		212,931	$135.79	$97.03	$38.05	2.9	15.3
• Storage		42,254	$23.19	$46.03	$28.15	10.9	13.8
Total commenced leases		3,581,530	$74.63	$60.62	$42.72	5.1	10.8

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	1,175,375
Sold Vacancies	(63,292)
Properties placed in service	—
Space which became available during the period(3)
• Office	270,255
• Retail	2,336
• Storage	960
	273,551
Total space available	1,385,634
Leased space commenced during the period:
• Office(5)	414,245	418,217	$31.65	$35.05	$39.27	7.5	8.9
• Retail	2,336	2,336	$31.04	$31.04	$6.47	3.5	9.3
• Storage	4,032	4,415	$13.28	$11.05	$—	2.7	6.2
Total leased space commenced	420,613	424,968	$31.46	$34.95	$38.68	7.4	8.9

Total available space at end of the period	965,021

Early renewals
• Office	307,101	316,196	$38.30	$36.61	$15.48	4.0	4.9
• Retail	3,100	3,134	$225.00	$185.76	$—	1.0	7.0
• Storage	1,996	1,996	$10.57	$10.57	$—	—	3.7
Total early renewals	312,197	321,326	$39.95	$37.91	$15.23	3.9	4.9

Total commenced leases, including replaced previous vacancy
• Office		734,413	$34.51	$36.05	$29.03	6.0	7.2
• Retail		5,470	$142.17	$119.69	$2.76	2.0	8.0
• Storage		6,411	$12.43	$10.64	$—	1.9	5.4
Total commenced leases		746,294	$35.11	$36.84	$28.58	5.9	7.2
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $63.17 per rentable square feet for 112,581 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $70.94 per rentable square feet for 154,379 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $37.65 per rentable square feet for 24,635 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $35.86 per rentable square feet for 63,040 rentable square feet.

At December 31, 2016, 5.3% and 7.7% of the office space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during 2017. Based on our estimates at December 31, 2016, the current market asking rents on these expected 2017 lease expirations at our consolidated Manhattan operating properties are 6.6% higher than the existing in-place fully escalated rents while the current market asking rents on all of our consolidated Manhattan operating properties are 10.2% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates at December 31, 2016, the current market asking rents on these expected 2016 lease expirations at our consolidated Suburban operating properties are 0.2% higher than the existing in-place fully escalated rents while the current market asking rents on all of our consolidated Suburban operating properties are 6.0% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment Income
Investment income increased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million). This increase was partially offset by a lower weighted average yield and balance for the year ended December 31, 2016. For the twelve months ended December 31, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 9.7%, respectively, compared to $1.7 billion and 10.3%, respectively, for the same period in 2015. As of December 31, 2016, the debt and preferred equity investments had a fully extended weighted average term to maturity of 3.0 years.
Other Income
Other income increased primarily as a result of the lease termination fee earned in connection with the termination of the lease with Citigroup, Inc. at 388-390 Greenwich Avenue ($94.0 million), and promote income earned in connection with the sale of 33 Beekman ($10.8 million), which was partially offset by a lease termination fee received at 919 Third Avenue in 2015 ($11.3 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of properties acquired ($25.9 million), which includes the acquisition 11 Madison in the third quarter of 2015 together with the subsequent sale of a 40% interest in 11 Madison in the third quarter of 2016 ($9.9 million), the consolidation of 600 Lexington Avenue ($8.6 million) in the fourth quarter if 2015, and higher operating expenses at the Same-Store Properties ($15.5 million) primarily driven by real estate taxes ($13.5 million). These increases were partially offset by a decrease in expenses stemming from our sold properties ($17.7 million), which included the sale of 120 West 45th St in the third quarter of 2015 ($9.8 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the year ended December 31, 2016 were $99.8 million, or 4.7% of total combined revenues, including our share of joint venture revenues, and 53 basis points of total combined assets, including our share of joint venture assets compared to $94.9 million, or 5.0% of total revenues including our share of joint venture revenues, and 44 basis points of total combined assets including our share of joint venture assets for 2015.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense, net of interest income, decreased primarily as a result of the sale of 388-390 Greenwich Street in the second quarter of 2016 ($16.5 million), and the sale of 120 West 45th Street in the fourth quarter of 2015 ($7.7 million). These decreases were partially offset by the mortgage related to the acquisition of 11 Madison Avenue in the third quarter of 2015 ($20.8 million). The weighted average consolidated debt balance outstanding increased to $9.3 billion for the year ended December 31, 2016 from $9.2 billion for the year ended December 31, 2015. The weighted average interest rate was 3.87% for the year ended December 31, 2016 as compared to 3.78% for the year ended December 31, 2015.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the accelerated depreciation expense related to 388-390 Greenwich Street as a result of Citi exercising its option to purchase the property and entering into an agreement to accelerate the sale ($329.7 million). The increase is also driven by the acquisition of 100% interest of 11 Madison in the third quarter of 2015 together with the subsequent sale of a 40% interest in 11 Madison in the third quarter of 2016 ($52.5 million). These increases were partially offset by the accelerated depreciation in 2015 related to vacating the properties that comprise the One Vanderbilt development site ($146.6 million).
Equity in Net Income in Unconsolidated Joint Venture/Real Estate
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the sale of a 40% interest in 11 Madison in the third quarter of 2016. The sale did not meet the criteria for sale accounting until December 2016 resulting in recognition of the other partner's share of depreciation ($8.4 million) in addition to our share of the operations of the property. The decrease was partially offset by an increase at 1552-1560 Broadway ($4.6 million) as a result of the settlement in February 2016 of arbitration regarding a tenant's rent at the property and revenue from a debt and preferred equity investment that was contributed to a joint venture in the first quarter of 2016 ($4.5 million), and from the increase at 650 Fifth Avenue as a result of the loan refinance in the third quarter of 2016 ($3.5 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the year ended December 31, 2016 we recognized a gain on the sale of 33 Beekman Street ($33.0 million), 7 Renaissance Square ($4.2 million), 1 Jericho ($3.3 million) and EOP Denver ($3.1 million), compared to the year ended December 31, 2015, in which we recognized a gain on sale associated with the sale of our joint venture interest at 315 West 36th Street ($16.3 million), partially offset by a loss on the sale of our joint venture interest at the Meadows ($1.6 million).

Purchase Price Fair Value Adjustment
The purchase price fair value adjustment for the year ended December 31, 2015 was attributable to the acquisition of our joint venture partner's interest in 600 Lexington Avenue.
Gain on Sale of Real Estate
During the year ended December 31, 2016, we recognized a gain on sale associated with the sales of 388-390 Greenwich ($206.4 million), a 49% interest in 400 East 57th Street ($23.9 million), 248-252 Bedford Avenue in Brooklyn, New York ($15.3 million), and a 40% interest in 11 Madison Avenue ($3.6 million), partially offset by the loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million). During the year ended December 31, 2015 we recognized a gain on sale associated with the sales of an 80% interest in 131-137 Spring Street ($101.1 million), 120 West 45th Street ($58.6 million), 570 & 574 Fifth Avenue ($24.6 million), partially offset by a loss on the sale of 885 Third Avenue ($6.6 million).
Depreciable Real Estate Reserves
During the year ended December 31, 2016, we recognized depreciable real estate reserves related to the sale of 500 West Putnam ($10.4 million), as compared to the same period in 2015 when we recognized depreciable real estate reserves related to the sale of two properties ($19.2 million).
Discontinued Operations
Discontinued operations for the year ended December 31, 2015 includes the gain recognized on the sale of 180 Maiden Lane ($17.0 million) and the related results of operations. The Company adopted ASU 2014-08 effective January 1, 2015 which raised the threshold for disposals to qualify as discontinued operations to dispositions which represent a strategic shift in an entity’s operations. The guidance was applied prospectively for new disposals. As a result, the results of operations for 388-390 Greenwich Street, which was classified as held for sale at March 31, 2016, 500 West Putnam Avenue, which was classified as held for sale at June 30, 2016 and 400 East 57th Street which was held for sale at September 30, 2016, are included in continuing operations for year ended December 31, 2016.

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
In May 2014, we acquired our joint venture partner's interest in 388-390 Greenwich Street thereby assuming full ownership of this triple net lease property. As a result of this acquisition, we consolidated the results of operations of this property beginning in May 2014. Prior to May 2014, we accounted for our investments in 388-390 Greenwich Street under the equity method of accounting. In January 2016, Citigroup, Inc. exercised its option to purchase 388-390 Greenwich Street for $2.0 billion, net of any unfunded tenant concessions. The closing occurred in June 2016.
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
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased primarily as a result of the acquisition of our joint venture partner's interest in May 2014 and a new mortgage at 388-390 Greenwich Street ($16.4 million), increased borrowings on the 2012 credit facility ($10.9 million), and a mortgage related to the acquisition of 11 Madison Avenue ($12.8 million). These increases were partially offset by the repayment of the mortgages at 625 Madison Avenue ($8.4 million) and 125 Park Avenue ($4.3 million) during the fourth quarter of 2014 and 711 Third ($4.8 million) during the first quarter of 2015, the capitalization of interest relating to properties under development ($4.4 million), the redemption of a preferred equity investment which secured a loan ($3.1 million) during the fourth quarter of 2014, and the repayment of 5.875% senior notes issued by ROP in August 2014 ($2.8 million) at their maturity. The weighted average consolidated debt balance outstanding increased to $9.2 billion for the year ended December 31, 2015 from $8.7 billion for the year ended December 31, 2014. The weighted average interest rate decreased to 3.78% for the year ended December 31, 2015 from 4.24% for the year ended December 31, 2014.
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
Equity in Net Income in Unconsolidated Joint Venture/Real Estate
Equity in net income from unconsolidated joint ventures decreased primarily as a result of lower net income contributions from 388-390 Greenwich ($7.6 million) as a result of our acquisition of our joint venture partner's interest in May 2014, the refinancing and early prepayment of the debt encumbering 3 Columbus Circle in the first quarter of 2015 ($3.6 million), an increase in net loss recognized as a result of the acquisition of additional interests in 1745 Broadway in the fourth quarter of 2014 ($2.3 million), a decrease in the capitalization of costs for 280 Park Avenue ($1.9 million), and the disposition of 180 Broadway in

September 2014 ($1.6 million). This decrease was partially offset by higher contributions from debt and preferred equity investments that were originated during 2014 and have been accounted for as equity investments ($3.3 million), the net loss recognized in 2014 from the West Coast portfolio ($2.4 million), the refinancing and early prepayment in 2014 of the debt encumbering 100 Park Avenue ($2.0 million) and an increase in occupancy at 600 Lexington Avenue ($1.2 million).
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
Gain on Sale of Real Estate
During the year ended December 31, 2015, we recognized a gain on sale associated with the sales of 120 West 45th Street ($58.6 million), 570 & 574 Fifth Avenue ($24.6 million), an 80% interest in 131-137 Spring Street ($101.1 million), and a loss on the sale of 885 Third Avenue ($6.6 million).
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

Reconciliation of Same-Store Operating Income to Net Operating Income
We present Same-Store net operating income, or Same-Store NOI, because we believe that this measure provides investors with useful information regarding the operating performance of properties that are comparable for the years presented. We determine Same-Store net operating income by subtracting Same-Store property operating expenses and ground rent from Same-Store rental revenues and other income. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. Same-Store NOI is not an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
For properties owned since January 1, 2015 and still owned and operated at December 31, 2016, Same-Store NOI is determined as follows (in millions):

	2016	2015	$ Change	% Change
Rental revenues	$1,195.5	$1,161.5	$34.0	2.9%
Other income	6.9	22.8	(15.9)	(69.7)%
Total revenues	1,202.4	1,184.3	18.1	1.5%
Property operating expenses	530.1	514.2	15.9	3.1%
Operating income	672.3	670.1	2.2	0.3%
Less: Non-building NOI	1.8	1.3	0.5	38.5%
Same-Store NOI	670.5	668.8	1.7	0.3%

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
For properties owned since January 1, 2014 and still owned and operated at December 31, 2015, Same-Store NOI is determined as follows (in millions):

	2015	2014	$ Change	% Change
Rental revenues	$1,185.6	$1,140.6	$45.0	3.9%
Other income	22.8	4.8	18.0	375.0%
Total revenues	1,208.4	1,145.4	63.0	5.5%
Property operating expenses	518.2	489.9	28.3	5.8%
Operating income	690.2	655.5	34.7	5.3%
Less: Non-building revenue	1.1	0.2	0.9	450.0%
Same-Store NOI	$689.1	$655.3	$33.8	5.2%

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2016 are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Property mortgages and other loans	$776,860	$169,284	$58,916	$720,231	$93,696	$1,932,083	$3,751,070
MRA and FHLB facilities	205,000	184,642	—	—	—	—	389,642
Corporate obligations	345,000	250,000	1,183,000	250,000	—	400,000	2,428,000
Joint venture debt-our share	574,327	48,253	555,545	31,183	222,452	1,311,022	2,742,782
Total	$1,901,187	$652,179	$1,797,461	$1,001,414	$316,148	$3,643,105	$9,311,494

As of December 31, 2016, we had $364.6 million of consolidated cash on hand, inclusive of $85.1 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $279.4 million and $255.4 million at December 31, 2016 and 2015, respectively, representing a increase of $24.0 million. The increase was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2016	2015	Increase (Decrease)
Net cash provided by operating activities	$634,714	$526,484	$108,230
Net cash used in investing activities	$2,122,570	$(2,265,911)	$4,388,481
Net cash provided by financing activities	$(2,733,240)	$1,713,417	$(4,446,657)
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

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2016, when compared to the year ended December 31, 2015, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$2,615,551
Capital expenditures and capitalized interest	(5,508)
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	193,374
Joint venture investments	77,256
Distributions from joint ventures	97,572
Proceeds from sales of real estate/partial interest in property	1,252,934
Debt and preferred equity and other investments	157,302
Increase in net cash used in investing activities	$4,388,481
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $406.4 million for the year ended December 31, 2015 to $412.0 million for the year ended December 31, 2016. The increase in capital expenditures relates primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2016, when compared to the year ended December 31, 2015, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(2,630,700)
Repayments under our debt obligations	(1,669,664)
Net distribution to noncontrolling interests	91,089
Other financing activities	47,987
Proceeds from stock options exercised and DRSPP issuance	(100,808)
Proceeds from issuance of common stock	(124,761)
Redemption of preferred stock	(3,099)
Dividends and distributions paid	(56,701)
Increase in net cash provided by financing activities	$(4,446,657)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2016, 100,562,349 shares of common stock and no shares of excess stock were issued and outstanding.
As of December 31, 2016, SL Green had 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $302.0 million.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. As of December 31, 2016, we have not repurchased any shares under the plan.
At-The-Market Equity Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the year ended December 31, 2015, we sold 25,659 shares of our common stock out of the remaining balance of the ATM Program for aggregate net proceeds of $2.8 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 25,659 units of limited partnership interest of the Operating Partnership.

In June 2014, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2014, we sold 1,626,999 shares of our common stock for aggregate net proceeds of $182.9 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 1,626,999 units of limited partnership interest of the Operating Partnership. During the year ended December 31, 2015, we sold 895,956 shares of our common stock for aggregate net proceeds of $113.4 million comprising the remaining balance of this ATM Program. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 895,956 units of limited partnership interest of the Operating Partnership.
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2016, the Company did not make any sales of its common stock under an ATM program. During the year ended December 31, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. The Company did not make any sales of its common stock under an ATM program during 2016.
Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the year ended December 31, 2016, 2015, and 2014, respectively (in thousands):

	Year Ended December 31,
	2016	2015	2014
Shares of common stock issued	2,687	775,760	608
Dividend reinvestments/stock purchases under the DRSPP	$277	$99,555	$64
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2016, 9.5 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2014 Outperformance Plan.
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

The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $2.7 million during the year ended December 31, 2014 related to the 2010 Long-Term Compensation Plan.
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
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded no compensation expense during the year ended December 31, 2016, and recorded compensation expense of $4.5 million, and $8.6 million during the years ended December 31, 2015 and 2014, respectively, related to the 2011 Outperformance Plan.
2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan may earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014. Under the 2014 Outperformance Plan, two-thirds of the LTIP Units may be earned based on the Company’s absolute total return to stockholders and one-third of the LTIP Units may be earned based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. Awards earned based on absolute total return to stockholders will be determined independently of awards earned based on relative total return to stockholders. In the event the Company’s performance reaches either threshold before the end of the three-year performance period, a pro-rata portion of the maximum award may be earned. For each component, if the Company’s performance reaches the maximum threshold beginning with the 19th month of the performance period, participants will earn one-third of the maximum award that may be earned for that component. If the Company’s performance reaches the maximum threshold during the third year of the performance period for a component, participants will earn two-thirds (or an additional one-third) of the maximum award that may be earned for that component. LTIP Units earned under the 2014 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of December 31, 2016, will be amortized into earnings through the final vesting period. We recorded compensation expense of $8.4 million, $5.9 million and $0.2 million during the years ended December 31, 2016, 2015, and 2014, respectively, related to the 2014 Outperformance Plan.

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
During the year ended December 31, 2016, 9,022 phantom stock units were earned and 9,279 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.1 million during the year ended December 31, 2016 related to the Deferred Compensation Plan. As of December 31, 2016, there were 89,790 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2016, 95,448 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At December 31, 2016, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 43.3% of our combined market capitalization of $20.8 billion (based on a common stock price of $107.55 per share, the closing price of SL Green's common stock on the NYSE on December 31, 2016). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2016 and 2015, (amounts in thousands).

	December 31,
Debt Summary:	2016	2015
Balance
Fixed rate	$4,094,390	$6,190,382
Variable rate—hedged	1,357,694	1,041,872
Total fixed rate	5,452,084	7,232,254
Total variable rate	1,105,585	3,202,494
Total debt	$6,557,669	$10,434,748

Debt, preferred equity, and other investments subject to variable rate	1,359,744	1,178,775
Net exposure to variable rate debt	(254,159)	2,023,719

Percent of Total Debt:
Fixed rate	83.1%	69.3%
Variable rate	16.9%	30.7%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.35%	4.63%
Variable rate	2.10%	1.74%
Effective interest rate	3.82%	3.78%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.77% and 0.43% at December 31, 2016 and 2015, respectively). Our consolidated debt at December 31, 2016 had a weighted average term to maturity of 4.28 years.
Certain of our debt and equity investments and other investments, with a carrying value of $1.4 billion at December 31, 2016, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of December 31, 2016, our total mortgage debt (excluding our share of joint venture mortgage debt of $2.7 billion) consisted of $3.5 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.68% and $0.6 billion of variable rate debt with an effective weighted average interest rate of 2.83%.
Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of December 31, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At December 31, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At December 31, 2016, the effective interest rate was 1.78% for the revolving credit facility and 2.27% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2016, the facility fee was 25 basis points.

As of December 31, 2016, we had $56.5 million of outstanding letters of credit, 0 drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At December 31, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $(6.3) million, representing deferred financing costs presented within other liabilities, and $985.1 million, respectively, net of deferred financing costs. At December 31, 2016 and December 31, 2015, the term loan facility had a carrying value of $1.2 billion and $929.5 million, respectively, net of deferred financing costs.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2016, we had $205.0 million in outstanding secured advances with a weighted average borrowing rate of 0.92%.
On January 12, 2016, the Federal Housing Finance Agency, or FHFA, adopted a final regulation on Federal Home Loan Bank, or FHLB, membership. The rule excludes captive insurance entities from FHLB membership on a going-forward basis and provides termination rules for current captive insurance members. Belmont's membership was terminated on February 20, 2017. All funds borrowed from the FHLBNY were repaid in January 2017.
Master Repurchase Agreement
In July, 2016 we entered into a restated Master Repurchase Agreement, or MRA, which provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. The MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2012 credit facility, as defined below.
At December 31, 2016 and 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $6.0 billion and $10.8 billion, respectively.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2016 and 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2016 Unpaid Principal Balance	December 31, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
October 12, 2010 (2)	$345,000	$334,077	$321,130	3.00%	3.00%	7	October 2017
August 5, 2011 (3)	250,000	249,880	249,810	5.00%	5.00%	7	August 2018
March 16, 2010 (3)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (3)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (3)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 26, 2007 (4)	—	—	10,008
March 31, 2006 (5)	—	—	255,296
	$1,145,000	$1,133,957	$1,386,244
Deferred financing costs, net		$(5,642)	$(7,280)
	$1,145,000	$1,128,315	$1,378,964
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.6478 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2016 and will remain exchangeable through March 31, 2016. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of December 31, 2016, $10.9 million remained to be amortized into the debt balance.

(3)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(4)	Balance was repaid in September 2016.

(5)	Issued by ROP, balance was repaid in March 2016.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2016 and 2015, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first P10Y years ending July 2015. Thereafter, the interest rate will float at 125 basis points over the three-month LIBOR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2016 would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $2.4 million and would increase our share of joint venture annual interest cost by $11.6 million. This risk is partially mitigated by our floating rate debt investments. At December 31, 2016, 78.0% of our $1.6 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $5.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2016 bore interest based on a spread of LIBOR plus 140 basis points to LIBOR plus 417 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, the 2012 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2016 are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Property mortgages and other loans	$776,860	$169,284	$58,916	$720,231	$93,696	$1,932,083	$3,751,070
MRA and FHLB facilities	205,000	184,642	—	—	—	—	389,642
Revolving credit facility	—	—	—	—	—	—	—
Unsecured term loan	—	—	1,183,000	—	—	—	1,183,000
Senior unsecured notes	345,000	250,000	—	250,000	—	300,000	1,145,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Capital lease	2,387	2,387	2,411	2,620	2,794	822,688	835,287
Ground leases	31,049	31,049	31,066	31,436	31,628	732,724	888,952
Estimated interest expense	237,777	212,550	180,218	128,662	105,638	293,270	1,158,115
Joint venture debt	574,327	48,253	555,545	31,183	222,452	1,311,022	2,742,782
Total	$2,172,400	$898,165	$2,011,156	$1,164,132	$456,208	$5,491,787	$12,193,848
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
Capital Expenditures
We estimate that for the year ending December 31, 2017, we expect to incur $120.1 million of recurring capital expenditures and $266.7 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $307.8 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.10 per share, we would pay $325.3 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.5 million, $3.8 million, and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. We also recorded expenses of $23.4 million, $21.3 million, and $21.5 million the years ended December 31, 2016, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.7 million, $0.5 million and $0.4 million for the years ended December 31, 2016, 2015, and 2014 respectively.
One Vanderbilt Co-Investment
In December 2016, we entered into agreements with entities owned and controlled by Messrs. Holliday and Mathias, pursuant to which they agreed to make a co-investment with us in our One Vanderbilt development project. Pursuant to these agreements, Messrs. Holliday and Mathias agreed to purchase interests in the One Vanderbilt development project that will entitle them to receive approximately 2.50%-3.00% of the profit generated from this project in excess of capital contributions. 50% of these interests were purchased on December 31, 2016 and the remaining 50% are to be purchased on December 31, 2017. The aggregate purchase price for these interests is $2.4 million, which equals the fair market value of these interests as of the date the co-investment agreements were entered into as determined by an independent third party appraisal that we obtained.
Messrs. Holliday and Mathias cannot monetize their interests until after stabilization of the property (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the seven-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday’s and Mathias’s continued service with us. The price paid upon monetization of the interests will equal the liquidation value of the interests at the time, with the value of One Vanderbilt being based on its sale price, if applicable, or fair market value as determined by an independent third party appraiser.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt.
On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 ("TRIPRA") (formerly the Terrorism Risk Insurance Act) was reauthorized until December 31, 2020 pursuant to the Terrorism Insurance Program Reauthorization and Extension Act of 2015. The TRIPRA extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $120.0 million, which will increase by $20.0 million per annum, commencing December 31,

2015 (Trigger). Coinsurance under TRIPRA is 16%, increasing 1% per annum, as of December 31, 2015 (Coinsurance). There are no assurances TRIPRA will be further extended.
Our wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, acts as a captive insurance company and as one of the elements of our overall insurance program. Belmont was formed in an effort, among other reasons, to stabilize to some extent the impact of insurance market fluctuations. Belmont is licensed by New York State as a direct insurer of Terrorism and NBCR Terrorism, and a reinsurer with respect to portions of our General Liability, Environmental Liability, Flood, Professional Liability, Employment Practices Liability and D&O coverage. Belmont purchases reinsurance for its Coinsurance and is backstopped by the Federal government for the balance of its terrorism limit for certified acts of terrorism above the Trigger. We purchase direct, third party terrorism insurance up to the Trigger for certified acts of terrorism. Belmont is backstopped by the Federal government for certified acts of NBCR terrorism above the Trigger and subject to its Coinsurance, however does not reinsure its NBCR Coinsurance requirement. There is no coverage for a NBCR terrorism act if covered industry losses are below the Trigger. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of Belmont's required payment. Therefore, certain insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.
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
Furthermore, with respect to certain of our properties, including properties held by joint ventures, or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss. We may have less protection than with respect to the properties where we obtain coverage directly. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.
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

FFO for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to SL Green common stockholders	$234,946	$269,132	$503,104
Add:
Depreciation and amortization	821,041	560,887	371,610
Discontinued operations depreciation adjustments	—	—	5,581
Joint venture depreciation and noncontrolling interest adjustments	69,853	34,226	33,487
Net income attributable to noncontrolling interests	17,780	26,408	25,057
Less:
Gain on sale of real estate and discontinued operations	238,116	190,096	163,059
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	44,009	15,844	123,253
Purchase price fair value adjustment	—	40,078	67,446
Depreciable real estate reserves	(10,387)	(19,226)	—
Depreciation on non-rental real estate assets	2,027	2,036	2,045
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$869,855	$661,825	$583,036
Cash flows provided by operating activities	$634,714	$526,484	$490,381
Cash flows used in investing activities	$2,122,570	$(2,265,911)	$(796,835)
Cash flows provided by financing activities	$(2,733,240)	$1,713,417	$381,171
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
Accounting Standards Updates
The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies - Accounting Standards Updates" in the accompanying consolidated financial statements.
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2016 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2017	$1,326,860	4.63%	$—	2.87%	$603,152	9.57%
2018	320,371	4.47%	283,555	3.30%	482,446	9.39
2019	858,916	4.65%	383,000	3.63%	305,498	9.10
2020	695,231	4.52%	275,000	4.03%	159,593	8.72
2021	67,031	4.37%	64,030	4.48%	43,648	7.94
Thereafter	2,194,717	4.26%	100,000	4.43%	46,075	9.10
Total	$5,463,126	4.54%	$1,105,585	3.36%	$1,640,412	9.31%
Fair Value	$5,722,494		$1,110,110
____________________________________________________________________

(1)	Our debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion at December 31, 2016.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2016 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2017	$194,235	4.04%	$380,092	2.74%
2018	491	4.04%	47,762	3.00%
2019	96,505	4.04%	459,040	3.34%
2020	1,019	4.03%	30,164	3.62%
2021	39,328	4.04%	183,124	3.67%
Thereafter	1,202,806	3.81%	108,216	2.78%
Total	$1,534,384	4.04%	$1,208,398	3.13%
Fair Value	$1,525,632		$1,206,391

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2016 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit Facility	LIBOR	$200,000	0.938%	October 2014	December 2017	$11
Interest Rate Swap	Credit Facility	LIBOR	150,000	0.940%	October 2014	December 2017	5
Interest Rate Swap	Credit Facility	LIBOR	150,000	0.940%	October 2014	December 2017	5
Interest Rate Swap	Mortgage	LIBOR	14,409	0.500%	January 2015	January 2017	2
Interest Rate Swap	Mortgage	LIBOR	8,018	0.852%	February 2015	February 2017	(1)
Interest Rate Cap	Mortgage	LIBOR	137,500	4.000%	September 2015	September 2017	—
Interest Rate Cap	Credit Facility	LIBOR	1,450,000	4.750%	May 2016	May 2017	—
Interest Rate Swap	Credit Facility	LIBOR	200,000	1.131%	July 2016	July 2023	10,293
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.161%	July 2016	July 2023	4,963
Interest Rate Cap	Mortgage	LIBOR	23,199	4.500%	October 2016	October 2017	—
Interest Rate Swap	Mortgage	LIBOR	5,000	2.160%	December 2016	December 2026	77
Interest Rate Swap	Mortgage	LIBOR	225,000	2.185%	January 2017	January 2027	3,223
Interest Rate Swap	Mortgage	LIBOR	25,000	2.185%	January 2017	January 2027	358
Interest Rate Swap	Mortgage	LIBOR	150,000	2.183%	January 2017	January 2027	2,153
Total Consolidated Hedges							$21,089
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps had no value at December 31, 2016. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented in aggregate an asset and obligation of $7.4 million and $0.3 million, respectively, at December 31, 2016.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SL Green Realty Corp.
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 21, 2017

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,309,710	$4,779,159
Building and improvements	7,948,852	10,423,739
Building leasehold and improvements	1,437,325	1,431,259
Properties under capital lease	47,445	47,445
	12,743,332	16,681,602
Less: accumulated depreciation	(2,264,694)	(2,060,706)
	10,478,638	14,620,896
Assets held for sale	—	34,981
Cash and cash equivalents	279,443	255,399
Restricted cash	90,524	233,578
Investments in marketable securities	85,110	45,138
Tenant and other receivables, net of allowance of $16,592 and $17,618 in 2016 and 2015, respectively	53,772	63,491
Related party receivables	15,856	10,650
Deferred rents receivable, net of allowance of $25,203 and $21,730 in 2016 and 2015, respectively	442,179	498,776
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,705 and $18,759 in 2016 and 2015, respectively	1,640,412	1,670,020
Investments in unconsolidated joint ventures	1,890,186	1,203,858
Deferred costs, net	267,600	239,920
Other assets	614,067	850,939
Total assets	$15,857,787	$19,727,646
Liabilities
Mortgages and other loans payable, net	$4,073,830	$6,881,920
Revolving credit facility, net	—	985,055
Unsecured term loan, net	1,179,521	929,514
Unsecured notes, net	1,128,315	1,378,964
Accrued interest payable	36,052	42,406
Other liabilities	206,238	168,477
Accounts payable and accrued expenses	190,583	196,213
Deferred revenue	217,955	399,102
Capital lease obligations	42,132	41,360
Deferred land leases payable	2,583	1,783
Dividend and distributions payable	87,271	79,790
Security deposits	66,504	68,023
Liabilities related to assets held for sale	—	29,000
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,330,984	11,301,607
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	473,882	424,206
Preferred units	302,010	282,516

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2016	December 31, 2015
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2016 and 2015	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 101,617 and 100,063 issued and outstanding at December 31, 2016 and 2015, respectively (including 1,055 and 87 shares held in treasury at December 31, 2016 and 2015, respectively)	1,017	1,001
Additional paid-in-capital	5,624,545	5,439,735
Treasury stock at cost	(124,049)	(10,000)
Accumulated other comprehensive income (loss)	22,137	(8,749)
Retained earnings	1,578,893	1,643,546
Total SL Green stockholders' equity	7,324,475	7,287,465
Noncontrolling interests in other partnerships	426,436	431,852
Total equity	7,750,911	7,719,317
Total liabilities and equity	$15,857,787	$19,727,646

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental revenue, net	$1,323,767	$1,245,981	$1,121,066
Escalation and reimbursement	196,858	178,512	164,376
Investment income	213,008	181,128	178,815
Other income	130,348	57,208	55,721
Total revenues	1,863,981	1,662,829	1,519,978
Expenses
Operating expenses, including $21,890 in 2016, $20,071 in 2015, and $19,308 in 2014 of related party expenses	312,859	301,624	282,283
Real estate taxes	248,388	232,702	217,843
Ground rent	33,261	32,834	32,307
Interest expense, net of interest income	321,199	323,870	317,400
Amortization of deferred financing costs	24,564	27,348	22,377
Depreciation and amortization	821,041	560,887	371,610
Transaction related costs	7,528	11,430	8,707
Marketing, general and administrative	99,759	94,873	92,488
Total expenses	1,868,599	1,585,568	1,345,015
(Loss) income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, (loss) gain on sale of marketable securities and loss on early extinguishment of debt	(4,618)	77,261	174,963
Equity in net income from unconsolidated joint ventures	11,874	13,028	26,537
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	44,009	15,844	123,253
Purchase price fair value adjustment	—	40,078	67,446
Gain on sale of real estate, net	238,116	175,974	—
Depreciable real estate reserves	(10,387)	(19,226)	—
(Loss) gain on sale of investment in marketable securities	(83)	—	3,895
Loss on early extinguishment of debt	—	(49)	(32,365)
Income from continuing operations	278,911	302,910	363,729
Net income from discontinued operations	—	427	19,075
Gain on sale of discontinued operations	—	14,122	163,059
Net income	278,911	317,459	545,863
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(10,136)	(10,565)	(18,467)
Noncontrolling interests in other partnerships	(7,644)	(15,843)	(6,590)
Preferred units distributions	(11,235)	(6,967)	(2,750)
Net income attributable to SL Green	249,896	284,084	518,056
Preferred stock redemption costs	—	—	—
Perpetual preferred stock dividends	(14,950)	(14,952)	(14,952)
Net income attributable to SL Green common stockholders	$234,946	$269,132	$503,104

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Amounts attributable to SL Green common stockholders:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(25,552)	$50,502	$143,466
Purchase price fair value adjustment	—	38,563	65,059
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	42,189	15,245	118,891
Net income from discontinued operations	—	411	18,400
Gain on sale of discontinued operations	—	13,588	157,288
Gain on sale of real estate, net	228,266	169,322	—
Depreciable real estate reserves	(9,957)	(18,499)	—
Net income attributable to SL Green common stockholders	$234,946	$269,132	$503,104
Basic earnings per share:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(0.26)	$0.51	$1.50
Purchase price fair value adjustment	—	0.39	0.68
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.42	0.15	1.24
Net income from discontinued operations	—	—	0.19
Gain on sale of discontinued operations	—	0.14	1.64
Gain on sale of real estate, net	2.29	1.71	—
Depreciable real estate reserves	(0.10)	(0.19)	—
Net income attributable to SL Green common stockholders	$2.35	$2.71	$5.25
Diluted earnings per share:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(0.25)	$0.51	$1.52
Purchase price fair value adjustment	—	0.39	0.65
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.42	0.15	1.24
Net income from discontinued operations	—	—	0.19
Gain on sale of discontinued operations	—	0.14	1.63
Gain on sale of real estate, net	2.27	1.70	—
Depreciable real estate reserves	(0.10)	(0.19)	—
Net income attributable to SL Green common stockholders	$2.34	$2.70	$5.23
Basic weighted average common shares outstanding	100,185	99,345	95,774
Diluted weighted average common shares and common share equivalents outstanding	104,881	103,734	99,696

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$278,911	$317,459	$545,863
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SL Green's share of joint venture net unrealized gain (loss) on derivative instruments	28,508	(1,229)	10,643
Change in unrealized gain (loss) on marketable securities	3,677	(607)	(2,237)
Other comprehensive income (loss)	32,185	(1,836)	8,406
Comprehensive income	311,096	315,623	554,269
Net income attributable to noncontrolling interests and preferred units distributions	(29,015)	(33,375)	(27,807)
Other comprehensive income (loss) attributable to noncontrolling interests	(1,299)	67	(175)
Comprehensive income attributable to SL Green	$280,782	$282,315	$526,287

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
			Common Stock
	Series C Preferred Stock	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2013	$—	$221,932	94,993	$950	$4,841,800	$—	$(15,211)	$1,475,934	$491,471	$7,016,876
Net income								518,056	6,590	524,646
Other comprehensive income							8,231			8,231
Preferred dividends								(14,952)		(14,952)
DRSPP proceeds					64					64
Conversion of units of the Operating Partnership to common stock			315	3	31,650					31,653
Reallocation of noncontrolling interest in the Operating Partnership								(168,439)		(168,439)
Deferred compensation plan and stock award, net			15		(15)			(1,499)		(1,514)
Amortization of deferred compensation plan					29,749					29,749
Issuance of common stock			1,654	17	185,304					185,321
Proceeds from stock options exercised			348	4	25,207					25,211
Contributions to consolidated joint venture interests									30,800	30,800
Cash distributions to noncontrolling interests									(7,019)	(7,019)
Cash distributions declared ($2.10 per common share, none of which represented a return of capital for federal income tax purposes)								(201,411)		(201,411)
Balance at December 31, 2014	—	221,932	97,325	974	5,113,759	—	(6,980)	1,607,689	521,842	7,459,216
Net income								284,084	15,843	299,927
Acquisition of subsidiary interest from noncontrolling interest					(9,566)				(11,084)	(20,650)
Other comprehensive loss							(1,769)			(1,769)
Preferred dividends								(14,952)		(14,952)
DRSPP proceeds			776	8	99,547					99,555
Conversion of units of the Operating Partnership to common stock			483	5	55,692					55,697
Reallocation of noncontrolling interest in the Operating Partnership								20,915		20,915
Reallocation of capital account relating to sale									(10,143)	(10,143)
Deferred compensation plan and stock award, net			168	2	243			(3,227)		(2,982)
Amortization of deferred compensation plan					26,721					26,721
Issuance of common stock			1,007	10	136,979	(10,000)				126,989
Proceeds from stock options exercised			217	2	16,360					16,362
Contributions to consolidated joint venture interests									35,178	35,178
Cash distributions to noncontrolling interests									(119,784)	(119,784)
Cash distributions declared ($2.52 per common share, none of which represented a return of capital for federal income tax purposes)								(250,963)		(250,963)
Balance at December 31, 2015	—	221,932	99,976	1,001	5,439,735	$(10,000)	$(8,749)	1,643,546	431,852	7,719,317

SL Green Realty Corp.
Consolidated Statement of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
			Common Stock
	Series C Preferred Stock	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Net income								249,896	7,644	257,540
Other comprehensive income							30,886			30,886
Preferred dividends								(14,950)		(14,950)
DRSPP proceeds			2		277					277
Conversion of units of the Operating Partnership to common stock			295	3	31,803					31,806
Reallocation of noncontrolling interest in the Operating Partnership								(4,222)		(4,222)
Deferred compensation plan and stock award, net			96	1	(1,989)					(1,988)
Amortization of deferred compensation plan					25,890					25,890
Issuance of common stock				10	113,999	(114,049)				(40)
Proceeds from stock options exercised			193	2	14,830					14,832
Contributions to consolidated joint venture interests									2,359	2,359
Cash distributions to noncontrolling interests									(15,419)	(15,419)
Cash distributions declared ($2.94 per common share, none of which represented a return of capital for federal income tax purposes)								(295,377)		(295,377)
Balance at December 31, 2016	$—	$221,932	100,562	$1,017	$5,624,545	$(124,049)	$22,137	$1,578,893	$426,436	$7,750,911

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$278,911	$317,459	$545,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	845,605	588,238	400,001
Equity in net income from unconsolidated joint ventures	(11,874)	(13,028)	(26,537)
Distributions of cumulative earnings from unconsolidated joint ventures	24,337	40,759	28,859
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(44,009)	(15,844)	(123,253)
Purchase price fair value adjustment	—	(40,078)	(71,446)
Depreciable real estate reserves	10,387	19,226	—
Gain on sale of real estate, net	(238,116)	(175,974)	—
Gain on sale of discontinued operations	—	(14,122)	(163,059)
Loss (gain) on sale of investments in marketable securities	83	—	(3,895)
Loss on early extinguishment of debt	—	49	32,365
Deferred rents receivable	26,716	(136,924)	(56,362)
Other non-cash adjustments (1)	(150,913)	(20,671)	(28,559)
Changes in operating assets and liabilities:
Restricted cash—operations	(10,811)	11,289	861
Tenant and other receivables	4,780	(6,405)	1,978
Related party receivables	(5,183)	1,278	(3,673)
Deferred lease costs	(70,707)	(61,005)	(53,333)
Other assets	9,899	18,501	9,340
Accounts payable, accrued expenses and other liabilities and security deposits	(35,628)	8,634	(7,796)
Deferred revenue and land leases payable	1,237	5,102	9,027
Net cash provided by operating activities	634,714	526,484	490,381
Investing Activities
Acquisitions of real estate property	(37,760)	(2,653,311)	(1,039,530)
Additions to land, buildings and improvements	(411,950)	(406,442)	(369,887)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	92,374	(101,000)	(8,461)
Investments in unconsolidated joint ventures	(84,456)	(161,712)	(382,010)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	196,211	98,639	236,181
Proceeds from disposition of real estate/joint venture interest	2,469,719	1,216,785	820,599
Proceeds from sale of marketable securities	6,965	1,426	8,248
Purchases of marketable securities	(43,341)	(7,769)	(14,364)
Other investments	7,704	(15,806)	(7,448)
Origination of debt and preferred equity investments	(977,413)	(756,939)	(617,090)
Repayments or redemption of debt and preferred equity investments	904,517	520,218	576,927
Net cash provided by (used in) investing activities	2,122,570	(2,265,911)	(796,835)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Financing Activities
Proceeds from mortgages and other loans payable	$408,293	$1,849,293	$2,151,603
Repayments of mortgages and other loans payable	(1,822,303)	(781,236)	(2,201,999)
Proceeds from revolving credit facility and senior unsecured notes	1,325,300	2,515,000	1,908,000
Repayments of revolving credit facility and senior unsecured notes	(2,334,604)	(1,706,007)	(1,386,588)
Payment of debt extinguishment costs	—	—	(50,150)
Proceeds from stock options exercised and DRIP issuance	15,109	115,917	25,275
Proceeds from sale of common stock	—	124,761	185,321
Redemption of preferred stock	(3,299)	(200)	(2,000)
Distributions to noncontrolling interests in other partnerships	(15,419)	(119,784)	(7,019)
Contributions from noncontrolling interests in other partnerships	2,359	12,674	30,675
Distributions to noncontrolling interests in the Operating Partnership	(12,671)	(9,710)	(7,849)
Dividends paid on common and preferred stock	(314,079)	(257,378)	(206,974)
Other obligations related to mortgage loan participations	59,150	25,000	—
Deferred loan costs and capitalized lease obligation	(41,076)	(54,913)	$(57,124)
Net cash (used in) provided by financing activities	(2,733,240)	1,713,417	381,171
Net increase (decrease) in cash and cash equivalents	24,044	(26,010)	74,717
Cash and cash equivalents at beginning of year	255,399	281,409	206,692
Cash and cash equivalents at end of period	$279,443	$255,399	$281,409

(1) Included in Other non-cash adjustments is $172.4 million for the year ended December 31, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental cash flow disclosures:
Interest paid	$344,295	$345,110	$348,230
Income taxes paid	$2,009	$3,882	$4,056

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership	78,495	30,506	56,469
Redemption of units in the operating partnership	31,806	55,697	31,653
Derivative instruments at fair value	31,826	1,816	11,230
Exchange of debt investment for equity in joint venture	68,581	10,151	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	—	21,578	—
Acquisition of subsidiary interest from noncontrolling interest	—	20,630	—
Issuance of common stock relating to the real estate acquisition	—	2,228	—
Issuance of preferred units relating to the real estate acquisition	22,793	211,601	27,565
Tenant improvements and capital expenditures payable	15,972	7,755	9,408
Mortgage assigned to joint venture	—	—	150,000
Fair value adjustment to noncontrolling interest in operating partnership	4,222	20,915	168,439
Assumption of mortgage loan	—	112,795	16,000
Investment in joint venture	—	—	88,957
Capital lease assets	—	20,000	—
Reclass of development costs from other assets to real estate	—	47,519	—
Deconsolidation of a subsidiary	1,226,425	27,435	112,095
Transfer of assets to assets held for sale	2,048,376	34,981	462,430
Transfer of liabilities related to assets held for sale	1,677,528	29,000	266,873
Transfer of financing receivable to debt investment	—	—	19,675
Deferred leasing payable	1,556	7,832	8,667
Consolidation of real estate investment	—	158,566	1,316,591
Removal of fully depreciated commercial real estate properties	31,474	241,910	—
Issuance of SLG's common stock to a consolidated joint venture	114,049	10,000	—

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Contribution to consolidated joint venture by noncontrolling interest	—	22,504	—
In December 2016, 2015 and 2014, the Company declared quarterly distributions per share of $0.775, $0.72 and $0.60, respectively. These distributions were paid in January 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
The Partners of SL Green Operating Partnership, L.P.
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the "Operating Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Operating Partnership, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 21, 2017

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2016	December 31, 2015
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,309,710	$4,779,159
Building and improvements	7,948,852	10,423,739
Building leasehold and improvements	1,437,325	1,431,259
Property under capital lease	47,445	47,445
	12,743,332	16,681,602
Less: accumulated depreciation	(2,264,694)	(2,060,706)
	10,478,638	14,620,896
Assets held for sale	—	34,981
Cash and cash equivalents	279,443	255,399
Restricted cash	90,524	233,578
Investments in marketable securities	85,110	45,138
Tenant and other receivables, net of allowance of $16,592 and $17,618 in 2016 and 2015, respectively	53,772	63,491
Related party receivables	15,856	10,650
Deferred rents receivable, net of allowance of $25,203 and $21,730 in 2016 and 2015, respectively	442,179	498,776
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,705 and $18,759 in 2016 and 2015, respectively	1,640,412	1,670,020
Investments in unconsolidated joint ventures	1,890,186	1,203,858
Deferred costs, net	267,600	239,920
Other assets	614,067	850,939
Total assets	$15,857,787	$19,727,646
Liabilities
Mortgages and other loans payable, net	$4,073,830	$6,881,920
Revolving credit facility, net	—	985,055
Unsecured term loan, net	1,179,521	929,514
Unsecured notes, net	1,128,315	1,378,964
Accrued interest payable	36,052	42,406
Other liabilities	206,238	168,477
Accounts payable and accrued expenses	190,583	196,213
Deferred revenue	217,955	399,102
Capital lease obligations	42,132	41,360
Deferred land leases payable	2,583	1,783
Dividend and distributions payable	87,271	79,790
Security deposits	66,504	68,023
Liabilities related to assets held for sale	—	29,000
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,330,984	11,301,607
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,364 and 3,746 limited partner common units outstanding at December 31, 2016 and 2015, respectively)	473,882	424,206
Preferred units	302,010	282,516

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2016	December 31, 2015
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2016 and 2015	221,932	221,932
SL Green partners' capital (1,049 and 1,035 general partner common units, and 99,513 and 98,941 limited partner common units outstanding at December 31, 2016 and 2015, respectively)	7,080,406	7,074,282
Accumulated other comprehensive loss	22,137	(8,749)
Total SLGOP partners' capital	7,324,475	7,287,465
Noncontrolling interests in other partnerships	426,436	431,852
Total capital	7,750,911	7,719,317
Total liabilities and capital	$15,857,787	$19,727,646

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental revenue, net	$1,323,767	$1,245,981	$1,121,066
Escalation and reimbursement	196,858	178,512	164,376
Investment income	213,008	181,128	178,815
Other income	130,348	57,208	55,721
Total revenues	1,863,981	1,662,829	1,519,978
Expenses
Operating expenses, including $21,890 in 2016, $20,071 in 2015, and $19,308 in 2014 of related party expenses	312,859	301,624	282,283
Real estate taxes	248,388	232,702	217,843
Ground rent	33,261	32,834	32,307
Interest expense, net of interest income	321,199	323,870	317,400
Amortization of deferred financing costs	24,564	27,348	22,377
Depreciation and amortization	821,041	560,887	371,610
Transaction related costs	7,528	11,430	8,707
Marketing, general and administrative	99,759	94,873	92,488
Total expenses	1,868,599	1,585,568	1,345,015
(Loss) Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, (loss) gain on sale of marketable securities and loss on early extinguishment of debt	(4,618)	77,261	174,963
Equity in net income from unconsolidated joint ventures	11,874	13,028	26,537
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	44,009	15,844	123,253
Purchase price fair value adjustment	—	40,078	67,446
Gain on sale of real estate, net	238,116	175,974	—
Depreciable real estate reserves	(10,387)	(19,226)	—
(Loss) gain on sale of investment in marketable securities	(83)	—	3,895
Loss on early extinguishment of debt	—	(49)	(32,365)
Income from continuing operations	278,911	302,910	363,729
Net income from discontinued operations	—	427	19,075
Gain on sale of discontinued operations	—	14,122	163,059
Net income	278,911	317,459	545,863
Net income attributable to noncontrolling interests in other partnerships	(7,644)	(15,843)	(6,590)
Preferred unit distributions	(11,235)	(6,967)	(2,750)
Net income attributable to SLGOP	260,032	294,649	536,523
Preferred stock redemption costs	—	—	—
Perpetual preferred stock dividends	(14,950)	(14,952)	(14,952)
Net income attributable to SLGOP common unitholders	$245,082	$279,697	$521,571

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2016	2015	2014
Amounts attributable to SLGOP common unitholders:
(Loss) income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$(26,656)	$52,478	$148,738
Purchase price fair value adjustment	—	40,078	67,446
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	44,009	15,844	123,253
Net income from discontinued operations	—	427	19,075
Gain on sale of discontinued operations	—	14,122	163,059
Gain on sale of real estate, net	238,116	175,974	—
Depreciable real estate reserves	(10,387)	(19,226)	—
Net income attributable to SLGOP common unitholders	$245,082	$279,697	$521,571

Basic earnings per unit:
(Loss) income from continuing operations before gains on sale and discontinued operations	$(0.26)	$0.51	$1.50
Purchase price fair value adjustment	—	0.39	0.68
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.42	0.15	1.24
Net income from discontinued operations	—	—	0.19
Gain on sale of discontinued operations	—	0.14	1.64
Gain on sale of real estate, net	2.29	1.71	—
Depreciable real estate reserves	(0.10)	(0.19)	—
Net income attributable to SLGOP common unitholders	$2.35	$2.71	$5.25
Diluted earnings per unit:
(Loss) income from continuing operations before gains on sale and discontinued operations	$(0.25)	$0.51	$1.52
Purchase price fair value adjustment	—	0.39	0.65
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.42	0.15	1.24
Net income from discontinued operations	—	—	0.19
Gain on sale of discontinued operations	—	0.14	1.63
Gain on sale of real estate, net	2.27	1.70	—
Depreciable real estate reserves	(0.10)	(0.19)	—
Net income attributable to SLGOP common unitholders	$2.34	$2.70	$5.23
Basic weighted average common units outstanding	104,508	103,244	99,288
Diluted weighted average common units and common unit equivalents outstanding	104,881	103,734	99,696

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$278,911	$317,459	$545,863
Other comprehensive income (loss):
Change in net unrealized (loss) gain on derivative instruments, including SLGOP's share of joint venture net unrealized (loss) gain on derivative instruments	28,508	(1,229)	10,643
Change in unrealized gain (loss) on marketable securities	3,677	(607)	(2,237)
Other comprehensive income (loss)	32,185	(1,836)	8,406
Comprehensive income	311,096	315,623	554,269
Net income attributable to noncontrolling interests	(7,644)	(15,843)	(6,590)
Other comprehensive income (loss) attributable noncontrolling interests	(1,299)	67	(175)
Comprehensive income attributable to SLGOP	$302,153	$299,847	$547,504

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(in thousands, except per unit data)

		SL Green Operating Partnership Unitholders
			Partners' Interest
	Series C Preferred Units	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2013	$—	$221,932	94,993	$6,318,684	$(15,211)	$491,471	$7,016,876
Net income				518,056		6,590	524,646
Other comprehensive income					8,231		8,231
Preferred distributions				(14,952)			(14,952)
Conversion of common units			315	31,653			31,653
DRSPP proceeds				64			64
Reallocation of noncontrolling interests in the operating partnership				(168,439)			(168,439)
Deferred compensation plan and stock award, net			15	(1,514)			(1,514)
Amortization of deferred compensation plan				29,749			29,749
Contribution to consolidated joint venture interests						30,800	30,800
Contributions - net proceeds from common stock offering			1,654	185,321			185,321
Contributions - proceeds from stock options exercised			348	25,211			25,211
Cash distributions to noncontrolling interests						(7,019)	(7,019)
Cash distribution declared ($2.10 per common unit, none of which represented a return of capital for federal income tax purposes)				(201,411)			(201,411)
Balance at December 31, 2014	—	221,932	97,325	6,722,422	(6,980)	521,842	7,459,216
Net income				284,084		15,843	299,927
Acquisition of subsidiary interest from noncontrolling interest				(9,566)		(11,084)	(20,650)
Other comprehensive (loss)					(1,769)		(1,769)
Preferred distributions				(14,952)			(14,952)
Conversion of common units			483	55,697			55,697
DRSPP proceeds			776	99,555			99,555
Reallocation of capital account relating to sale						(10,143)	(10,143)
Reallocation of noncontrolling interests in the operating partnership				20,915			20,915
Deferred compensation plan and stock award, net			168	(2,982)			(2,982)
Amortization of deferred compensation plan				26,721			26,721
Contribution to consolidated joint venture interests						35,178	35,178
Contributions - net proceeds from common stock offering			1,007	126,989			126,989
Contributions - proceeds from stock options exercised			217	16,362			16,362
Cash distributions to noncontrolling interests						(119,784)	(119,784)
Cash distributions declared ($2.52 per common unit, none of which represented a return of capital for federal income tax purposes)				(250,963)			(250,963)
Balance at December 31, 2015	—	221,932	99,976	7,074,282	(8,749)	431,852	7,719,317
Net income				249,896		7,644	257,540
Other comprehensive income					30,886		30,886
Preferred distributions				(14,950)			(14,950)
DRSPP proceeds			2	277			277
Conversion of common units			295	31,806			31,806
Reallocation of noncontrolling interests in the operating partnership				(4,222)			(4,222)
Deferred compensation plan and stock award, net			96	(1,988)			(1,988)
Amortization of deferred compensation plan				25,890			25,890
Issuance of stock				(40)			(40)
Contribution to consolidated joint venture interests						2,359	2,359
Contributions - proceeds from stock options exercised			193	14,832			14,832
Cash distributions to noncontrolling interests						(15,419)	(15,419)
Cash distributions declared ($2.94 per common unit, none of which represented a return of capital for federal income tax purposes)				(295,377)			(295,377)
December 31, 2016	—	221,932	100,562	7,080,406	22,137	426,436	7,750,911

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$278,911	$317,459	$545,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	845,605	588,238	400,001
Equity in net income from unconsolidated joint ventures	(11,874)	(13,028)	(26,537)
Distributions of cumulative earnings from unconsolidated joint ventures	24,337	40,759	28,859
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(44,009)	(15,844)	(123,253)
Purchase price fair value adjustment	—	(40,078)	(71,446)
Depreciable real estate reserves	10,387	19,226	—
Gain on sale of real estate, net	(238,116)	(175,974)	—
Gain on sale of discontinued operations	—	(14,122)	(163,059)
Loss (gain) on sale of investment in marketable securities	83	—	(3,895)
Loss on early extinguishment of debt	—	49	32,365
Deferred rents receivable	26,716	(136,924)	(56,362)
Other non-cash adjustments (1)	(150,913)	(20,671)	(28,559)
Changes in operating assets and liabilities:
Restricted cash—operations	(10,811)	11,289	861
Tenant and other receivables	4,780	(6,405)	1,978
Related party receivables	(5,183)	1,278	(3,673)
Deferred lease costs	(70,707)	(61,005)	(53,333)
Other assets	9,899	18,501	9,340
Accounts payable, accrued expenses and other liabilities and security deposits	(35,628)	8,634	(7,796)
Deferred revenue and land leases payable	1,237	5,102	9,027
Net cash provided by operating activities	634,714	526,484	490,381
Investing Activities
Acquisitions of real estate property	(37,760)	(2,653,311)	(1,039,530)
Additions to land, buildings and improvements	(411,950)	(406,442)	(369,887)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	92,374	(101,000)	(8,461)
Investments in unconsolidated joint ventures	(84,456)	(161,712)	(382,010)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	196,211	98,639	236,181
Net proceeds from disposition of real estate/joint venture interest	2,469,719	1,216,785	820,599
Proceeds from sale of marketable securities	6,965	1,426	8,248
Purchases of marketable securities	(43,341)	(7,769)	(14,364)
Other investments	7,704	(15,806)	(7,448)
Origination of debt and preferred equity investments	(977,413)	(756,939)	(617,090)
Repayments or redemption of debt and preferred equity investments	904,517	520,218	576,927
Net cash used in investing activities	2,122,570	(2,265,911)	(796,835)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Financing Activities
Proceeds from mortgages and other loans payable	$408,293	$1,849,293	$2,151,603
Repayments of mortgages and other loans payable	(1,822,303)	(781,236)	(2,201,999)
Proceeds from revolving credit facility, term loan and senior unsecured notes	1,325,300	2,515,000	1,908,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(2,334,604)	(1,706,007)	(1,386,588)
Payments of debt extinguishment costs	—	—	(50,150)
Proceeds from stock options exercised and DRIP issuance	15,109	115,917	25,275
Net proceeds from sale of common stock	—	124,761	185,321
Redemption of preferred units	(3,299)	(200)	(2,000)
Distributions to noncontrolling interests in other partnerships	(15,419)	(119,784)	(7,019)
Contributions from noncontrolling interests in other partnerships	2,359	12,674	30,675
Distributions paid on common and preferred units	(326,750)	(267,088)	(214,823)
Other obligations related to mortgage loan participations	59,150	25,000	—
Deferred loan costs and capitalized lease obligation	(41,076)	(54,913)	(57,124)
Net cash provided by financing activities	(2,733,240)	1,713,417	381,171
Net (decrease) increase in cash and cash equivalents	24,044	(26,010)	74,717
Cash and cash equivalents at beginning of year	255,399	281,409	206,692
Cash and cash equivalents at end of period	$279,443	$255,399	$281,409

(1) Included in Other non-cash adjustments is $172.4 million for the year ended December 31, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental cash flow disclosures:
Interest paid	$344,295	$345,110	$348,230
Income taxes paid	$2,009	$3,882	$4,056

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership	78,495	30,506	56,469
Redemption of units in the operating partnership	31,806	55,697	31,653
Derivative instruments at fair value	31,826	1,816	11,230
Exchange of debt investment for equity in joint venture	68,581	10,151	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	—	21,578	—
Acquisition of subsidiary interest from noncontrolling interest	—	20,630	—
Issuance of common stock relating to the real estate acquisition	—	2,228	—
Issuance of preferred units relating to the real estate acquisition	22,793	211,601	27,565
Tenant improvements and capital expenditures payable	15,972	7,755	9,408
Mortgage assigned to joint venture	—	—	150,000
Fair value adjustment to noncontrolling interest in the operating partnership	4,222	20,915	168,439
Assumption of mortgage loan	—	112,795	16,000
Investment in joint venture	—	—	88,957
Capital lease assets	—	20,000	—
Reclass of development costs from other assets to real estate	—	47,519	—
Deconsolidation of a subsidiary	1,226,425	27,435	112,095
Transfer of assets to assets held for sale	2,048,376	34,981	462,430
Transfer of liabilities related to assets held for sale	1,677,528	29,000	266,873
Transfer of financing receivable to debt investment	—	—	19,675
Deferred leasing payable	1,556	7,832	8,667
Consolidation of real estate investment	—	158,566	1,316,591
Removal of fully depreciated commercial real estate properties	31,474	241,910	—
Issuance of SLG's common stock to a consolidated joint venture	114,049	10,000	—

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Contribution to consolidated joint venture by noncontrolling interest	—	22,504	—

In December 2016, 2015 and 2014, SLGOP declared quarterly distributions per common unit of $0.775, $0.72 and $0.60, respectively. These distributions were paid in January 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2016, noncontrolling investors held, in the aggregate, a 4.16% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements".
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of December 31, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	24		16,054,606	7	6,558,139	31	22,612,745	94.9%
	Retail	10	(2)	418,093	9	347,970	19	766,063	85.6%
	Development/Redevelopment	3		42,635	3	770,514	6	813,149	52.3%
	Fee Interest	1		176,530	1	26,926	2	203,456	100.0%
		38		16,691,864	20	7,703,549	58	24,395,413	93.2%
Suburban	Office	25		4,113,800	2	640,000	27	4,753,800	82.6%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		27		4,166,800	3	640,000	30	4,806,800	82.8%
Total commercial properties		65		20,858,664	23	8,343,549	88	29,202,213	91.5%
Residential:
Manhattan	Residential	3	(2)	472,105	18	3,247,764	21	3,719,869	83.8%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	18	3,247,764	21	3,719,869	83.8%
Total portfolio		68		21,330,769	41	11,591,313	109	32,922,082	90.6%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

(2)
As of December 31, 2016, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

As of December 31, 2016, we also managed an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.0 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
Subsequent Events
In January 2017, we sold a 27.6% interest in One Vanderbilt Avenue to the National Pension Service of Korea ("NPS") and a 1.4% interest to Hines Interest LP ("Hines"). NPS and Hines have committed aggregate equity to the project totaling no less than $525 million. SL Green Realty Corp. and Hines will co-develop the building.
In January 2017, we entered into an agreement to sell 520 White Plains Road in Tarrytown, NY for a gross sale price of $21.0 million. We expect to record a $11.1 million charge in connection with the sale, which will be included in depreciable real estate reserves. The transaction is expected to close during the second quarter of 2017. At December 31, 2016, we determined that the held for sale criteria was not met for this property as it was not probable that the sale of the asset would be completed within one year.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of December 31, 2016 and 2015 are $1.7 billion and $200.7 million, respectively, related to our consolidated VIEs, excluding the Operating Partnership. Included in mortgages and other loans payable on our consolidated balance sheets as of December 31, 2016 and 2015 are $621.8 million and $101.1 million, respectively, related to our consolidated VIEs, excluding the Operating Partnership. As of December 31, 2015, assets held for sale and liabilities related to assets held for sale on the consolidated balance sheets did not include amounts related to consolidated VIEs.
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
We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights provided to each party and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements typically contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
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
A property to be disposed of is reported at the lower of its carrying value or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded. The Company adopted ASU 2014-08 effective January 1, 2015 which raised the threshold for disposals to qualify as discontinued operations to include only dispositions that represent a strategic shift in an entity’s operations. The guidance was applied prospectively for new disposals. As a result, the Company classified 388 Greenwich as held for sale as of March 31, 2016, 500 West Putnam as held for sale as of June 30, 2016, and 400 East 57th Street as held for sale as of September 30, 2016 and included the results of operations in continuing operations for all periods presented.
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
Depreciation expense (including amortization of capital lease assets) totaled $783.5 million, $523.8 million, and $338.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in 2015 is $131.8 million of accelerated depreciation expense related to vacating the properties that comprise the One Vanderbilt development site.
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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at December 31, 2016.
During the second quarter of 2016, we recorded a $10.4 million charge in connection with the sale of one property, 500 West Putnam, which closed in the third quarter of 2016. This charge is included in depreciable real estate reserves in the consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

During the third quarter of 2015, we recorded a $19.2 million charge in connection with the sale of two of our properties, which closed in the fourth quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statements of operations.
During the fourth quarter of 2015, we entered into an agreement to sell 885 Third Avenue and recorded a $6.6 million charge which was included in gain on sale of real estate, net in the consolidated statement of operations.  At December 31, 2015, 885 Third Avenue was not reclassified as held for sale as a result of not meeting the criteria in ASC 360-10, Property, Plant and Equipment - Impairment and Disposal of Long-Lived Assets. We do not anticipate meeting the criteria for the full accrual method in ASC 360-20, Property, Plant and Equipment - Real Estate Sales until the third quarter of 2017, as a result the property will remain on our consolidated balance sheet until the criteria is met.
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
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense transaction costs related to the acquisition of certain assets as incurred, which are included in transaction related costs on our consolidated statements of operations. In January, 2017, the FASB published ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides guidance as to whether transaction costs should be expensed or capitalized. Refer to Note 2, Accounting Standards Updates for the Company's adoption of the new guidance.
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
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2016, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 5.1 years, 24.0 years, and 9.9 years, respectively.
We recognized $196.2 million, $38.7 million, and $23.3 million of rental revenue for the years ended December 31, 2016, 2015, and 2014 respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. Included in rental revenue

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

for the year ended December 31, 2016 is $172.4 million related to the amortization of below-market leases at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale. We recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $2.8 million, $2.3 million, and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Identified intangible assets (included in other assets):
Gross amount	$651,099	$939,518
Accumulated amortization	(410,930)	(403,747)
Net(1)	$240,169	$535,771
Identified intangible liabilities (included in deferred revenue):
Gross amount	$655,930	$866,561
Accumulated amortization	(464,749)	(486,928)
Net(1)	$191,181	$379,633
____________________________________________________________________

(1)	As of December 31, 2016, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.

The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2017	$(19,286)
2018	(17,022)
2019	(16,300)
2020	(15,279)
2021	(6,356)
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2017	$24,801
2018	17,600
2019	14,780
2020	12,742
2021	8,986
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
Fair Value Measurements
See Note 16, "Fair Value Measurements."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Investment in Marketable Securities
We designate a security as held-to-maturity, available-for-sale, or trading at acquisition. As of December 31, 2016, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At December 31, 2016 and 2015, we held the following marketable securities (in thousands):

	December 31,
	2016	2015
Equity marketable securities	$48,315	$4,704
Mortgage-backed securities	36,795	40,434
Total marketable securities available-for-sale	$85,110	$45,138
The cost basis of the commercial mortgage-backed securities was $36.0 million and $38.7 million at December 31, 2016 and 2015, respectively. These securities mature at various times through 2049. The cost basis of the equity marketable securities was $43.3 million and $4.3 million at December 31, 2016 and 2015, respectively.
During the year ended December 31, 2016, we disposed of marketable securities for aggregate net proceeds of $7.0 million and realized loss of $0.1 million, which is included in gain on sale of investment in marketable securities on the consolidated statements of operations. We did not sell any of our marketable securities during the year ended December 31, 2015.
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. The Company has performance guarantees under master leases at two joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2016.
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
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2016, 2015 and 2014, $15.4 million, $15.4 million and $15.1 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Deferred Financing Costs
Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close. Deferred debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
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
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as an adjustment to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cash flows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during years ended December 31, 2016, 2015, and 2014.
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
Rent Expense
Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred lease payable on the consolidated balance sheets.
Underwriting Commissions and Costs
Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.
Exchangeable Debt Instruments

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

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
During the years ended December 31, 2016, 2015 and 2014, we recorded Federal, state and local tax provisions of $2.8 million, $3.1 million, $7.8 million, respectively.
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
December 31, 2016

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
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collars and floors, to manage, or hedge, interest rate risk. Effectiveness is essential for those derivatives that we intend to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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
December 31, 2016

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than two tenants, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at December 31, 2016. For the year ended December 31, 2016, 9.8%, 8.1%, 7.6%, 6.5%, 6.2%, and 5.0% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas, 420 Lexington Avenue, One Madison Avenue, and 485 Lexington Avenue, respectively. Annualized cash rent for all other consolidated properties was below 5.0%.
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
As of December 31, 2016, 71.3% of our work force is covered by six collective bargaining agreements and 71.1% of our work force, which services substantially all of our properties, is covered by a collective bargaining agreement, which expires in December 2019. See Note 20, "Benefits Plans."
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In January, 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

group of assets. The Company adopted the guidance on the issuance date effective January 5, 2017. The Company expects that most of our real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the guidance effective January 1, 2017 and there is no material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments Equity Method and Joint Ventures (Topic 323). The guidance eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted the guidance effective January 1, 2017 and there is no impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by a lessor is largely unchanged from that applied under the previous standard. One of the impacts on the Company will be the presentation and disclosure in the financial statements of non-lease components such as charges to tenants for a building’s operating expenses. The non-lease components will be presented separately from the lease components in both the Consolidated Statements of Operations and Consolidated Balance Sheets. Another impact is the measurement and presentation of ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. The Company is currently quantifying these impacts. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting this guidance January 1, 2019 and will apply the modified retrospective approach.
In January 2016, the FASB issued ASU 2016-01 (ASU 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the guidance effective January 1, 2016. Accordingly, as of December 31, 2016 and 2015,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

$82.3 million and $130.3 million, respectively, of deferred debt issuance cost, net of amortization are presented as a direct reduction within Mortgages and other loans payable, Revolving credit facility, Term loan and senior unsecured notes on the Company's consolidated balance sheets.
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
These ASUs are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted but not before interim and annual reporting periods beginning after December 15, 2016. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company anticipates adopting this guidance January 1, 2018, and applying the cumulative-effect adoption method. Since the Company’s revenue is related to leasing activities, the adoption of this guidance will not have a material impact on the consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

3. Property Acquisitions
2016 Acquisitions
During the year ended December 31, 2016, the property listed below was acquired from a third party. The following summarizes our final allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of this acquisition (in thousands):

183 Broadway
Acquisition Date	March 2016
Ownership Type	Fee Interest
Property Type	Retail/Residential

Purchase Price Allocation:
Land	$5,799
Building and building leasehold	23,431
Above-market lease value	—
Acquired in-place leases	773
Other assets, net of other liabilities	20
Assets acquired	30,023
Mark-to-market assumed debt	—
Below-market lease value	(1,523)
Derivatives	—
Liabilities assumed	(1,523)
Purchase price	$28,500
Net consideration funded by us at closing, excluding consideration financed by debt	$28,500
Equity and/or debt investment held	$—
Debt assumed	$—
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $26.6 million and $1.9 million to land and building, respectively. We finalized the allocation in the fourth quarter of 2016. The impact to our consolidated statements of operations for the three months ended December 31, 2016 was an increase in rental revenue of $0.2 million for the amortization of aggregate below-market leases and an additional $2.1 million of depreciation expense.

2015 Acquisitions
During the year ended December 31, 2016, we finalized the purchase price allocations for the following 2015 acquisitions based on facts and circumstances that existed at the acquisition date for each property (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

	600 Lexington Avenue (1)(2)	187 Broadway and 5 & 7 Dey Street (1)(3)	11 Madison Avenue (1)	110 Greene Street (1)(4)	Upper East Side Residential (1)(5)	1640 Flatbush Avenue(1)
Acquisition Date	December 2015	August 2015	August 2015	July 2015	June 2015	March 2015
Ownership Type	Fee Interest	Fee Interest	Fee Interest	Fee Interest	Fee Interest	Fee Interest
Property Type	Office	Residential/Retail	Office	Office	Residential/Retail	Retail

Purchase Price Allocation:
Land	$81,670	$20,266	$675,776	$45,120	$48,152	$6,226
Building and building leasehold	182,447	42,468	1,553,602	215,470	—	501
Above-market lease value	3,320	17	19,764	—	—	—
Acquired in-place leases	22,449	3,621	366,949	8,967	1,922	146
Other assets, net of other liabilities	—	—	—	—	—	—
Assets acquired	289,886	66,372	2,616,091	269,557	50,074	6,873
Mark-to-market assumed debt	(55)	—	—	—	—	—
Below-market lease value	(5,831)	(3,226)	(187,732)	(14,557)	—	(73)
Derivatives	—	—	—	—	—	—
Liabilities assumed	(5,886)	(3,226)	(187,732)	(14,557)	—	(73)
Purchase price	$284,000	$63,146	$2,428,359	$255,000	$50,074	$6,800
Net consideration funded by us at closing, excluding consideration financed by debt	$79,085	$—	$—	$—	$—	$—
Equity and/or debt investment held	$54,575	$—	$—	$—	$—	$—
Debt assumed	$112,795	$—	$—	$—	$—	$—
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $97.0 million and $180.2 million to land and building, respectively, at 600 Lexington Avenue, $22.1 million and $41.0 million to land and building, respectively, at 187 Broadway and 5&7 Dey Street, $849.9 million and $1.6 billion to land and building, respectively, at 11 Madison Avenue, $89.3 million and $165.8 million to land and building, respectively, at 110 Greene Street, and $17.5 million and $32.5 million to land and building, respectively, at the Upper Eastside Residential Property and $6.1 million and $0.7 million to land and building, respectively, at 1640 Flatbush Avenue. The impact to our consolidated statements of operations for the twelve months ended December 31, 2015 was an increase in rental revenue of $7.8 million for the amortization of aggregate below-market leases and an additional $18.5 million of depreciation expense.

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

(5)
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
December 31, 2016

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
December 31, 2016

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

	Year Ended December 31,
(in thousands, except per share/unit amounts)	2015	2014
Actual revenues since acquisition	$29,865
Actual net income since acquisition	159
Pro forma revenues	1,657,937	1,540,525
Pro forma income from continuing operations (1)	102,440	376,710
Pro forma basic earnings per share	$0.76	$7.00
Pro forma diluted earnings per share	$0.75	$6.92
Pro forma basic earnings per unit	$0.76	$7.00
Pro forma diluted earnings per unit	$0.75	$6.92
______________________________________________________________________

(1)
The pro forma income from continuing operations for the years ended December 31, 2015 and 2014 includes the effect of the incremental borrowings, including a $1.4 billion, 10-year, interest only, fixed rate mortgage financing carrying a per annum stated interest rate of 3.838% to complete the acquisition and the preliminary allocation of purchase price. In addition, the pro forma income from continuing operations for the year ended December 31, 2014 was adjusted to include the sale of real estate assets for properties that have closed either subsequent to December 31, 2015 or we are currently under contract to sell in connection with 11 Madison Avenue, as if the sales were completed on January 1, 2014. The pro forma income from continuing operations for the year ended December 31, 2015 excludes these sales.

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of December 31, 2016, no properties in our portfolio were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2016, 2015, and 2014:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Property	Disposition Date	Property Type	(unaudited)Approximate Usable Square Feet	Sales Price(1) (in millions)	Gain (Loss) on Sale(2) (in millions)
400 East 57th Street	October 2016	Residential	290,482	$83.3	$23.9
11 Madison Avenue (3)	August 2016	Office	2,314,000	2,605.0	3.6
500 West Putnam	July 2016	Office	121,500	41.0	(10.4)
388 Greenwich	June 2016	Office	2,635,000	2,002.3	206.5
7 International Drive	May 2016	Land	31 Acres	20.0	(6.9)
248-252 Bedford Avenue	February 2016	Residential	66,611	55.0	15.3
885 Third Avenue (4)	February 2016	Land	607,000	453.0	—
140-150 Grand Street (5)	December 2015	Office/Development	215,100	32.0	(20.1)
570 & 574 Fifth Avenue	December 2015	Development	24,327	125.4	24.6
120 West 45th Street	September 2015	Office	440,000	365.0	58.6
131-137 Spring Street (6)	August 2015	Office	68,342	277.8	101.1
180 Maiden Lane	January 2015	Office	1,090,000	470.0	17.0
2 Herald Square	November 2014	Land	354,400	365.0	18.8
985-987 Third Avenue	July 2014	Development	13,678	68.7	29.8
673 First Avenue	May 2014	Office	422,000	145.0	117.6
____________________________________________________________________

(1)	Sales price represents the actual sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 400 East 57th Street, 11 Madison Avenue, 388 Greenwich, 248-252 Bedford Avenue, 570 & 574 Fifth Avenue, 120 West 45th Street, 131-137 Spring Street, 180 Maiden Lane, 2 Herald Square, 985-987 Third Avenue, and 673 First Avenue are net of $1.0 million, $0.6 million, $1.6 million, $1.3 million, $4.0 million, $2.0 million, $4.1 million, $0.8 million, $2.5 million, $1.3 million, and $3.4 million in employee compensation awards accrued in connection with the realization of these investment gains as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)
In August 2016, we sold a 40% interest in 11 Madison Avenue. The sale did not meet the criteria for sale accounting and, as a result, the property was accounted for under the profit sharing method. In November 2016, the Company obtained consent to the modifications to the mortgage on the property, which resulted in the Company achieving sale accounting on the transaction. See Note 6, "Investments in Unconsolidated Joint Ventures."

(4)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting and, therefore, remains consolidated. We expect to deconsolidate the property in or before July 2017. An estimated loss relating to the sale of $6.6 million was recorded in December 2015.

(5)
Gain/(loss) on sale includes a $19.2 million charge that was recorded during the third quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statement of operations.

(6)
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

The following table summarizes net income from discontinued operations for the years ended December 31, 2016, 2015, and 2014 respectively (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental revenue	$—	$236	$51,090
Escalation and reimbursement revenues	—	(127)	4,646
Other income	—	—	23
Total revenues	—	109	55,759
Operating expenses	—	(631)	7,772
Real estate taxes	—	250	7,156
Ground rent	—	—	3,001
Transaction related costs	—	(49)	89
Interest expense, net of interest income	—	109	12,652
Amortization of deferred financing costs	—	3	433
Depreciation and amortization	—	—	5,581
Total expenses	—	(318)	36,684
Net income from discontinued operations	$—	$427	$19,075
5. Debt and Preferred Equity Investments
During the years ended December 31, 2016 and 2015, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $1,015 million and $781 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $1,045 million and $520 million during the years ended December 31, 2016 and 2015, respectively, which offset the increases in debt and preferred equity investments.
Debt Investments
As of December 31, 2016 and 2015, we held the following debt investments with an aggregate weighted average current yield of 9.34% at December 31, 2016 (in thousands):

Loan Type	December 31, 2016 Future Funding Obligations	December 31, 2016 Senior Financing	December 31, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Jr. Mortgage Participation/Mezzanine Loan	$—	$1,109,000	$193,422	$104,661	March 2017
Mezzanine Loan(3a)	—	502,100	66,129	41,115	June 2017
Mortgage Loan(4)	—	—	26,311	26,262	February 2019
Mortgage Loan	—	—	380	513	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(3b)	—	88,466	12,692	19,936	November 2023
Mezzanine Loan(3c)	—	115,000	12,925	24,916	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	—	November 2026
Mezzanine Loan(5)	—	—	—	72,102
Mezzanine Loan(6)	—	—	—	49,691
Jr. Mortgage Participation(7)	—	—	—	49,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Loan Type	December 31, 2016 Future Funding Obligations	December 31, 2016 Senior Financing	December 31, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Other(7)(8)	—	—	—	23,510
Other(7)(8)	—	—	—	66,183
Total fixed rate	$—	$2,264,566	$360,359	$511,389
Floating Rate Investments:
Mortgage/Mezzanine Loan(3d)(9)	36,042	—	145,239	134,264	January 2017
Mezzanine Loan (10)	—	118,949	29,998	28,551	January 2017
Mezzanine Loan(3e)(11)	—	40,000	15,369	68,977	June 2017
Mortgage/Mezzanine Loan	—	—	32,847	—	June 2017
Mortgage/Mezzanine Loan	—	—	22,959	22,877	July 2017
Mortgage/Mezzanine Loan	—	—	16,960	16,901	September 2017
Mortgage/Mezzanine Loan	3,479	—	20,423	19,282	October 2017
Mezzanine Loan	—	60,000	14,957	14,904	November 2017
Mezzanine Loan(3f)	—	85,000	15,141	29,505	December 2017
Mezzanine Loan(3g)	—	65,000	14,656	28,563	December 2017
Mortgage/Mezzanine Loan(3h)	795	—	15,051	14,942	December 2017
Jr. Mortgage Participation	—	40,000	19,913	19,846	April 2018
Mezzanine Loan	—	175,000	34,844	34,725	April 2018
Mortgage/Mezzanine Loan(12)	523	20,523	10,863	31,210	August 2018
Mortgage Loan	—	—	19,840	—	August 2018
Mezzanine Loan	—	65,000	14,880	—	August 2018
Mezzanine Loan	—	37,500	14,648	—	September 2018
Mezzanine Loan	2,324	45,025	34,502	—	October 2018
Mezzanine Loan	—	335,000	74,476	—	November 2018
Mezzanine Loan	—	33,000	26,850	26,777	December 2018
Mezzanine Loan	3,317	165,326	56,114	52,774	December 2018
Mezzanine Loan	15,794	259,229	63,137	49,625	December 2018
Mezzanine Loan	14,715	199,935	64,505	—	December 2018
Mezzanine Loan	—	45,000	12,104	—	January 2019
Mezzanine Loan	6,383	16,383	5,410	—	January 2019
Mezzanine Loan	—	38,000	21,891	21,845	March 2019
Mezzanine Loan	—	265,000	24,707	—	April 2019
Mortgage/Jr. Mortgage Participation Loan	33,573	183,300	65,554	—	August 2019
Mezzanine Loan	2,500	187,500	37,322	—	September 2019
Mortgage/Mezzanine Loan	82,888	—	111,819	—	September 2019
Mortgage/Mezzanine Loan	35,630	—	33,682	—	January 2020
Mezzanine Loan(13)	32,502	445,483	125,911	—	January 2020
Jr. Mortgage Participation/Mezzanine Loan	—	30,000	15,606	—	July 2021
Mezzanine Loan(14)	—	—	—	49,751
Mezzanine Loan(14)	—	—	—	13,731
Mezzanine Loan(15)	—	—	—	99,530
Mortgage/Mezzanine Loan(16)	—	—	—	94,901
Jr. Mortgage Participation/Mezzanine Loan(5)	—	—	—	20,510

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Loan Type	December 31, 2016 Future Funding Obligations	December 31, 2016 Senior Financing	December 31, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan(17)	—	—	—	22,625
Mezzanine Loan(18)	—	—	—	74,700
Mezzanine Loan(19)	—	—	—	66,398
Jr. Mortgage Participation/Mezzanine Loan(7)	—	—	—	18,395
Mezzanine Loan(20)	—	—	—	40,346
Total floating rate	$270,465	$2,955,153	$1,232,178	$1,116,455
Total	$270,465	$5,219,719	$1,592,537	$1,627,844
____________________________________________________________________

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised options.

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

(5)	This loan was repaid in July 2016.

(6)	In April 2016 we executed a purchase option to acquire a 20% interest in the underlying asset at a previously agreed upon purchase option valuation, and our mezzanine loan was simultaneously repaid.

(7)	This loan was repaid in March 2016.

(8)	This loan was collateralized by defeasance securities.

(9)	This loan was refinanced at maturity in January 2017 by us at market rates, and therefore it was not considered a troubled-debt restructuring.

(10)	This loan was extended in January 2017.

(11)	In March 2016, the mortgage was sold.

(12)	In January 2016, the loans were modified. In March 2016, the mortgage was sold.

(13)	$66.1 million of outstanding principal was syndicated in February 2017.

(14)	This loan was repaid in December 2016.

(15)	This loan was repaid in November 2016.

(16)	This loan was repaid in September 2016.

(17)	This loan was repaid in June 2016.

(18)	This loan was repaid in May 2016.

(19)
In March 2016, we contributed our interest in the loan in exchange for a joint venture interest which is now accounted for under the equity method of accounting. It is included in unconsolidated joint ventures on the consolidated balance sheets.

(20)	This loan was repaid in February 2016.

Preferred Equity Investments
As of December 31, 2016 and 2015, we held the following preferred equity investments with an aggregate weighted average current yield of 8.16% at December 31, 2016 (in thousands):

Type	December 31, 2016 Future Funding Obligations	December 31, 2016 Senior Financing	December 31, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$71,486	$9,982	$9,967	March 2018
Preferred Equity	—	58,786	37,893	32,209	November 2018
	$—	$130,272	$47,875	$42,176
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

The following table is a rollforward of our total loan loss reserves at December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$—	$—	$1,000
Expensed	—	—	—
Recoveries	—	—	—
Charge-offs and reclassifications	—	—	(1,000)
Balance at end of period	$—	$—	$—
At December 31, 2016, 2015 and 2014, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of the junior mortgage participation acquired in September 2014, which has a carrying value of zero discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at December 31, 2016 and 2015 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $99.5 million and $121.5 million at December 31, 2016 and 2015, respectively. No financing receivables were 90 days past due at December 31, 2016.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2016 650 Fifth Avenue, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $220.1 million as of December 31, 2016. As of December 31, 2015, 650 Fifth Avenue and 33 Beekman were VIEs in which we were not the primary beneficiary. Our net equity investment in these VIEs was $39.7 million as of December 31, 2015. Our maximum loss is limited to the amount of our equity investment in these VIEs. All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2016:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet	Acquisition Date (2)	Acquisition Price(2) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	January 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.88%	56.88%	674,000	April 2007	520,000
Jericho Plaza(3)	Onyx Equities/Credit Suisse	11.67%	11.67%	640,000	April 2007	210,000
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
3 Columbus Circle(4)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(5)	Jeff Sutton	50.00%	50.00%	35,897	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,040	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(6)	Private Investors	32.28%	32.28%	16,736	December 2012	75,000
650 Fifth Avenue(7)	Jeff Sutton	50.00%	50.00%	69,214	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet	Acquisition Date (2)	Acquisition Price(2) (in thousands)
175-225 Third Street Brooklyn, New York	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio	Various	Various	Various	2,046,733	February 2015	36,668
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
76 11th Avenue(8)	Oxford/Vornado	33.33%	35.09%	764,000	March 2016	138,240
605 West 42nd Street(9)	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000
11 Madison Avenue(10)	PGIM Real Estate	60.00%	60.00%	2,314,000	August 2016	2,605,000
333 East 22nd Street (11)	Private Investors	33.33%	33.33%	26,926	August 2016	—
400 E 57th Street (12)	Blackrock, Inc and Stonehenge Partners	51.00%	41.00%	290,482	October 2016	170,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2016. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
Acquisition date and price represent the date on which the Company initially acquired an interest in the joint venture and the actual or implied gross purchase price for the joint venture on that date. Acquisition date and price are not adjusted for subsequent acquisitions or dispositions of interest.

(3)
In connection with the restructuring of the joint venture and the loan on the property, our 20.26% ownership increased by 57.52% in October 2015. Our ownership percentage was reduced 66.11% in the first quarter of 2016 upon completion of the restructuring of the venture.

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

(7)
The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue. In connection with the ground lease obligation, SLG provided a performance guaranty and our joint venture partner executed a contribution agreement to reflect its pro rata obligation. In the event the property is converted into a condominium unit and the landlord elects the purchase option, the joint venture shall be obligated to acquire the unit at the then fair value. In November 2016, the joint venture entered into a lease for an additional 36,890 square feet at the property for a term lasting sixteen years and ten months.

(8)
The joint venture owns two mezzanine notes secured by interests in the entity that owns 76 11th Avenue. The difference between our ownership interest and our economic interest results from our right to 50% of the total exit fee while each of our partners is entitled to receive 25% of the total exit fee and our right to 38% of the total extension fee while each of our partners is entitled to receive 31% of the total extension fee.

(9)
The Company was granted an option to purchase the interest at an agreed upon valuation in July 2014 when it originated a $50.0 million mezzanine loan to the project's developer. The mezzanine loan was repaid prior to the closing of the Company's acquisition of its joint venture interest.

(10)
In August 2016, we closed on the sale of a 40% interest in 11 Madison. The sale did not meet the criteria for sale accounting and as a result the property was accounted for under the profit sharing method. Under the profit sharing method the Company recognized its share of the operations of the property and also recognized the other partner's share of depreciation. In November 2016, the Company obtained consent to the modifications to the mortgage on the property, which resulted in the Company achieving sale accounting on the transaction. The achievement of sale accounting discontinued recognition of the other partner's share of depreciation from that date and had no effect on the balance sheet presentation of the investment. Included in equity in net income from unconsolidated joint ventures is $8.4 million of depreciation for the year ended December 31, 2016 representing the other partner's share of depreciation.

(11)	The joint venture acquired a leasehold interest in the property in October 2016.

(12)
In October 2016, the Company sold a 49% interest in this property to Blackrock, Inc. The Company's interest in the property was sold within a consolidated joint venture owned 90% by the Company and 10% by Stonehenge. The transaction resulted in the deconsolidation of the venture's remaining 51% interest in the property. The Company's joint venture with Stonehenge remains consolidated resulting in the combined 51% interest being shown within investments in unconsolidated joint ventures on the Company's balance sheet.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Acquisition, Development and Construction Arrangements

Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of December 31, 2016 and 2015, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	December 31, 2016	December 31, 2015	Initial Maturity Date
Mezzanine Loan and Preferred Equity	$100,000	$99,936	March 2017
Mezzanine Loan(1)	45,622	45,942	February 2022
Mezzanine Loan(2)	24,542	—	July 2036
	$170,164	$145,878

(1)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP.

(2)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.

Sale of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2016, 2015, and 2014:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain (Loss) on Sale (in thousands)(2)
EOP Denver	0.48%	September 2016	Ownership Interest	$180,700	$300
33 Beekman (3)	45.90%	May 2016	Property	196,000	33,000
EOP Denver	4.79%	March 2016	Ownership Interest	180,700	2,800
7 Renaissance Square	50.00%	March 2016	Property	20,700	4,200
1 Jericho Plaza (4)	66.11%	February 2016	Ownership Interest	95,200	3,300
The Meadows	50.00%	August 2015	Property	121,100	(1,600)
315 West 36th Street	35.50%	September 2015	Ownership Interest	115,000	16,300
180 Broadway(5)	25.50%	September 2014	Property	222,500	16,500
747 Madison Avenue(6)	33.33%	May 2014	Ownership Interest	160,000	—
West Coast Office portfolio	42.02%	March 2014	Ownership Interest	756,000	85,600
21-25 West 34th Street(7)	49.90%	January 2014	Ownership Interest	114,900	20,900

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)
Represents the Company's share of the gain or loss. The gain on sale is net of $2.3 million employee compensation awards accrued in connection with the realization of these investment gains as bonuses to certain employees that were instrumental in realizing the gains on sale.

(3)	In connection with the sale of the property, we also recognized a promote of $10.8 million.

(4)	Our ownership percentage was reduced in the first quarter of 2016, from 77.78% to 11.67%, upon completion of the restructuring of the joint venture.

(5)	In connection with the sale of the property, we also recognized a promote of $3.3 million.

(6)
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

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2016 and 2015, respectively, are as follows (amounts in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Property	Maturity Date	Interest Rate (1)	December 31, 2016	December 31, 2015
Fixed Rate Debt:
1745 Broadway (2)	January 2017	5.68%	$340,000	$340,000
521 Fifth Avenue	November 2019	3.73%	170,000	170,000
717 Fifth Avenue (3)	July 2022	4.45%	300,000	300,000
717 Fifth Avenue (3)	July 2022	6.52%	355,328	325,704
21 East 66th Street	April 2023	3.60%	12,000	12,000
3 Columbus Circle	March 2025	3.61%	350,000	350,000
11 Madison Avenue	September 2025	3.84%	1,400,000	—
800 Third Avenue	February 2026	3.24%	177,000	20,910
400 East 57th Street	November 2026	3.00%	100,000	—
Stonehenge Portfolio (4)	Various	4.19%	362,518	430,627
280 Park Avenue			—	692,963
7 Renaissance			—	2,927
Total fixed rate debt			$3,566,846	$2,645,131
Floating Rate Debt:
10 East 53rd Street (5)	February 2017	2.98%	$125,000	$125,000
724 Fifth Avenue	April 2017	2.90%	275,000	275,000
1552 Broadway (6)	April 2017	4.68%	185,410	190,409
55 West 46th Street (7)	October 2017	2.78%	157,322	150,000
175-225 Third Street	December 2017	4.51%	40,000	40,000
Jericho Plaza (8)	March 2018	4.64%	76,993	163,750
605 West 42nd Street	July 2018	2.91%	539,000	—
650 Fifth Avenue (9)	August 2018	4.10%	77,500	65,000
280 Park Avenue	June 2019	2.51%	900,000	30,000
121 Greene Street	November 2019	1.98%	15,000	15,000
131-137 Spring Street	August 2020	2.03%	141,000	141,000
11 West 34th Street	January 2021	1.93%	23,000	23,000
100 Park Avenue	February 2021	2.23%	360,000	360,000
21 East 66th Street	June 2033	3.00%	1,726	1,805
Stonehenge Portfolio (10)	Various	5.71%	65,577	10,500
33 Beekman			—	73,518
Total floating rate debt			$2,982,528	$1,663,982
Total joint venture mortgages and other loans payable			$6,549,374	$4,309,113
Deferred financing costs, net			(95,408)	(42,565)
Total joint venture mortgages and other loans payable, net			$6,453,966	$4,266,548
____________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2016, taking into account interest rate hedges in effect during the period.

(2)
In January 2017, this loan was refinanced with a new $375.0 million mortgage, of which $340.0 million was drawn at closing, with a floating interest rate of LIBOR + 1.85% and a maturity date of January 2020.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	Amount is comprised of $13.1 million, $34.5 million, $139.7 million, and $175.2 million in fixed-rate mortgages that mature in April 2017, November 2017, August 2019, and June 2024, respectively.

(5)	In February 2017, this loan was refinanced with a new $170.0 million mortgage with a floating interest rate of LIBOR + 2.25% and a maturity date of February 2020.

(6)
These loans are comprised of a $145.0 million mortgage loan and a $41.5 million mezzanine loan. As of December 31, 2016, $0.6 million of the mortgage loan and $0.5 million of the mezzanine loan was unfunded.

(7)	This loan has a committed amount of $190.0 million, of which $32.7 million was unfunded as of December 31, 2016.

(8)	We hold an 11.67% non-controlling interest in the joint venture and the property secures a two year $100.0 million loan, of which $77.0 million is currently outstanding.

(9)	This loan has a committed amount of $97.0 million, of which $19.5 million was unfunded as of December 31, 2016.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

(10)	Amount is comprised of $55.3 million and $10.2 million in floating-rate mortgages that mature in June 2017 and December 2017, respectively.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 175-225 Third Street, 605 West 42nd Street, 400 East 57th Street, and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $8.1 million, $6.9 million and $16.9 million from these services for the years ended December 31, 2016, 2015, and 2014, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at December 31, 2016 and 2015, are as follows (in thousands):

	December 31, 2016	December 31, 2015
Assets
Commercial real estate property, net	$9,131,717	$6,122,468
Cash and restricted cash	328,455	258,564
Tenant and other receivables, related party receivables, and deferred rents receivable, net of allowance	232,778	208,802
Debt and preferred equity investments, net	336,164	145,878
Other assets	683,481	248,474
Total assets	$10,712,595	$6,984,186
Liabilities and members' equity
Mortgages and other loans payable, net	$6,453,966	$4,266,548
Deferred revenue/gain	356,414	209,095
Other liabilities	391,500	314,065
Members' equity	3,510,715	2,194,478
Total liabilities and members' equity	$10,712,595	$6,984,186
Company's investments in unconsolidated joint ventures	$1,890,186	$1,203,858
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total revenues	$712,689	$576,845	$522,132
Operating expenses	126,913	106,613	82,436
Ground rent	14,924	14,083	9,898
Real estate taxes	111,673	89,734	64,217
Interest expense, net of interest income	197,741	199,126	178,743
Amortization of deferred financing costs	24,829	13,394	12,395
Transaction related costs	5,566	615	535
Depreciation and amortization	199,011	149,023	137,793
Total expenses	$680,657	$572,588	$486,017
Loss on early extinguishment of debt	(1,606)	(1,089)	(6,743)
Net income before gain on sale	$30,426	$3,168	$29,372
Company's equity in net income from unconsolidated joint ventures	$11,874	$13,028	$26,537

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

7. Deferred Costs
Deferred costs at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred leasing costs	$468,971	$415,406
Less: accumulated amortization	(201,371)	(175,486)
Deferred costs, net	$267,600	$239,920

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at December 31, 2016 and 2015, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	December 31, 2016	December 31, 2015
Fixed Rate Debt:
FHLBNY Facility (2)	January 2017	1.03%	$105,000	$—
FHLBNY Facility (2)	January 2017	0.80%	100,000	—
485 Lexington Avenue (3)	February 2017	5.61%	450,000	450,000
762 Madison Avenue (4)	February 2017	3.86%	7,694	7,872
Unsecured Loan	June 2018	4.81%	16,000	16,000
One Madison Avenue	May 2020	5.91%	517,806	542,817
100 Church Street	July 2022	4.68%	221,446	225,099
919 Third Avenue (5)	June 2023	5.12%	500,000	500,000
420 Lexington Avenue	October 2024	3.99%	300,000	300,000
1515 Broadway	March 2025	3.93%	888,531	900,000
400 East 58th Street (6)	November 2026	3.00%	40,000	28,990
Landmark Square	January 2027	5.05%	100,000	79,562
Series J Preferred Units (7)	April 2051	3.75%	4,000	4,000
885 Third Avenue (8)		6.26%	267,650	267,650
400 East 57th Street (9)			—	67,644
11 Madison Avenue (10)			—	1,400,000
388-390 Greenwich Street (11)			—	1,004,000
500 West Putnam Avenue (12)			—	22,376
Total fixed rate debt			$3,518,127	$5,816,010
Floating Rate Debt:
719 Seventh Avenue	February 2018	3.55%	$37,388	$—
183, 187 Broadway & 5-7 Dey Street	May 2018	3.16%	58,000	40,000
Master Repurchase Agreement	July 2018	3.04%	184,642	253,424
1080 Amsterdam (13)	November 2018	4.23%	3,525	3,525
220 East 42nd Street	October 2020	2.08%	275,000	275,000
One Vanderbilt Avenue (14)	September 2021	4.09%	64,030	—
FHLBNY Facility			—	45,750
600 Lexington Avenue			—	112,795
388-390 Greenwich Street (11)			—	446,000
248-252 Bedford Avenue (15)			—	29,000
Total floating rate debt			$622,585	$1,205,494
Total fixed rate and floating rate debt			$4,140,712	$7,021,504
Mortgages reclassed to liabilities related to assets held for sale (15)			—	(29,000)
Total mortgages and other loans payable			$4,140,712	$6,992,504
Deferred financing costs, net of amortization			(66,882)	(110,584)
Total mortgages and other loans payable, net			$4,073,830	$6,881,920
____________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2016, taking into account interest rate hedges in effect during the period.

(2)	The facility was repaid in January 2017.

(3)	In January 2017, this loan was refinanced with a new $450.0 million mortgage with a fixed effective interest rate of 4.22% and a maturity date of February 2027.

(4)	In February 2017, the mortgage was repaid.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

(5)	We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan.

(6)	The loan carries a fixed interest rate of 3.00% for the first 5 years and is prepayable without penalty in year 5.

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

(8)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting and as a result, the property remains on our consolidated balance sheet until the criteria is met. The maturity date of the mortgage on the property, which was assumed by the buyer, is July 2017.

(9)	In October 2016, we closed on the sale of a 49.0% interest on 400 East 57th Street. This property is now classified as an unconsolidated joint venture.

(10)	In August 2016, we closed on the sale of a 40.0% interest on 11 Madison Avenue. This property is now classified as an unconsolidated joint venture.

(11)	In June 2016, we closed on the sale of 388-390 Greenwich Street.

(12)	In January 2016, the mortgage was repaid.

(13)	In January 2017, this loan was refinanced with a new $47.0 million facility with a maturity date of January 2027.

(14)
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

(15)
This property at 248-252 Bedford Avenue in Brooklyn, New York was sold in February 2016. At December 31, 2015, this property was held for sale and the related mortgage, net of deferred financing, net of amortization costs of $0.6 million, was included in liabilities related to assets held for sale.

Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2016, we had $205.0 million in outstanding secured advances with a weighted average borrowing rate of 0.92%.
On January 12, 2016, the Federal Housing Finance Agency, or FHFA, adopted a final regulation on Federal Home Loan Bank, or FHLB, membership. The rule excludes captive insurance entities from FHLB membership on a going-forward basis and provides termination rules for current captive insurance members. Belmont's membership was terminated on February 20, 2017. All funds borrowed from the FHLBNY were repaid in January 2017.
Master Repurchase Agreement
In July, 2016 we entered into a restated Master Repurchase Agreement, or MRA, which provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. The MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 credit facility, as defined below.
At December 31, 2016 and 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $6.0 billion and $10.8 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

9. Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of December 31, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At December 31, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At December 31, 2016, the effective interest rate was 1.78% for the revolving credit facility and 2.27% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2016, the facility fee was 25 basis points.
As of December 31, 2016, we had $56.5 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At December 31, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $(6.3) million, representing deferred financing costs presented within other liabilities, and $985.1 million, respectively, net of deferred financing costs. At December 31, 2016 and December 31, 2015, the term loan facility had a carrying value of $1.2 billion and $929.5 million, respectively, net of deferred financing costs.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2016 and 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2016 Unpaid Principal Balance	December 31, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
October 12, 2010 (2)	$345,000	$334,077	$321,130	3.00%	3.00%	7	October 2017
August 5, 2011 (3)	250,000	249,880	249,810	5.00%	5.00%	7	August 2018
March 16, 2010 (3)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (3)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (3)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 26, 2007 (4)	—	—	10,008
March 31, 2006 (5)	—	—	255,296
	$1,145,000	$1,133,957	$1,386,244
Deferred financing costs, net		(5,642)	(7,280)
	$1,145,000	$1,128,315	$1,378,964
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.6478 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2016 and will remain exchangeable through March 31, 2016. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of December 31, 2016, $10.9 million remained to be amortized into the debt balance.

(3)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(4)	Balance was repaid in September 2016.

(5)	Issued by ROP, balance was repaid in March 2016.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2016 and 2015, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2016, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2017	$51,531	$930,329	$—	$—	$—	$345,000	$1,326,860	$574,327
2018	54,371	299,555	—	—	—	250,000	603,926	48,253
2019	58,916	—	—	1,183,000	—	—	1,241,916	555,545
2020	40,700	679,531	—	—	—	250,000	970,231	31,183
2021	29,666	64,030	—	—	—	—	93,696	222,452
Thereafter	86,275	1,845,808	—	—	100,000	300,000	2,332,083	1,311,022
	$321,459	$3,819,253	$—	$1,183,000	$100,000	$1,145,000	$6,568,712	$2,742,782
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

	Year Ended December 31,
	2016	2015	2014
Interest expense before capitalized interest	$348,062	$357,926	$342,648
Interest capitalized	(24,067)	(31,108)	(22,750)
Interest income	(2,796)	(2,948)	(2,498)
Interest expense, net	$321,199	$323,870	$317,400
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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.5 million, $3.8 million, and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. We also recorded expenses, inclusive of capitalized expenses, of $23.4 million, $21.3 million, and $21.5 million the years ended December 31, 2016, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.7 million, $0.5 million and $0.4 million for the years ended December 31, 2016, 2015, and 2014 respectively.
One Vanderbilt Co-Investment
In December 2016, we entered into agreements with entities owned and controlled by Messrs. Holliday and Mathias, pursuant to which they agreed to make a co-investment with us in our One Vanderbilt development project. Pursuant to these agreements, Messrs. Holliday and Mathias agreed to purchase interests in the One Vanderbilt development project that will entitle them to receive approximately 2.50%-3.00% of the profit generated from this project in excess of capital contributions. 50% of these interests were purchased on December 31, 2016 and the remaining 50% are to be purchased on December 31, 2017. The aggregate purchase price for these interests is $2.4 million, which equals the fair market value of these interests as of the date the co-investment agreements were entered into as determined by an independent third party appraisal that we obtained.
Messrs. Holliday and Mathias cannot monetize their interests until after stabilization of the property (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the seven-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday’s and Mathias’s continued service with us. The price paid upon monetization of the interests will equal the liquidation value of the interests at the time, with the value of One Vanderbilt being based on its sale price, if applicable, or fair market value as determined by an independent third party appraiser.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Other
Amounts due from related parties at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,
	2016	2015
Due from joint ventures	$1,240	$1,334
Other	14,616	9,316
Related party receivables	$15,856	$10,650
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2016 and 2015, the noncontrolling interest unit holders owned 4.16%, or 4,363,716 units, and 3.61%, or 3,745,766 units, of the Operating Partnership, respectively. At December 31, 2016, 4,363,716 shares of SL Green's common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Balance at beginning of period	$424,206	$469,524
Distributions	(12,671)	(9,710)
Issuance of common units	78,495	30,506
Redemption of common units	(31,805)	(55,697)
Net income	10,136	10,565
Accumulated other comprehensive income allocation	1,299	(67)
Fair value adjustment	4,222	(20,915)
Balance at end of period	$473,882	$424,206
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
December 31, 2016

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
The Operating Partnership has authorized up to 230,000 2.75% Series T Preferred Units of limited partnership interest, or the Series T Preferred Units, with a liquidation preference of $25.00 per unit. In March 2016, the Company issued 230,000 Series T Preferred Units in conjunction with an acquisition. The Series T Preferred unitholders receive annual dividends of $0.6875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series T Preferred Units can be redeemed at any time at par, at the option of the unitholder, either for cash or are convertible into a number of common units of

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $119.02.
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
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2016, no Subsidiary Series B Preferred Units have been issued.
Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Balance at beginning of period	$282,516	$71,115
Issuance of preferred units	22,793	211,601
Redemption of preferred units	(3,299)	(200)
Balance at end of period	$302,010	$282,516
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2016, 100,562,349 shares of common stock and no shares of excess stock were issued and outstanding.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. As of December 31, 2016, we have not repurchased any shares under the plan.
At-The-Market Equity Offering Program
In July 2011, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green's common stock. During the year ended December 31, 2015, we sold 25,659 shares of our common stock out of the remaining balance of the ATM Program for aggregate net proceeds of $2.8 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 25,659 units of limited partnership interest of the Operating Partnership.
In June 2014, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2014, we sold 1,626,999 shares of our common stock for aggregate net proceeds of $182.9 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 1,626,999 units of limited partnership interest of the Operating Partnership. During the year ended December 31, 2015, we sold 895,956 shares of our common stock for aggregate net proceeds of $113.4 million comprising the remaining balance of this ATM Program. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 895,956 units of limited partnership interest of the Operating Partnership.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the year ended December 31, 2015 we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. The Company did not make any sales of its common stock under an ATM program in the year ended December 31, 2016.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the year ended December 31, 2016, 2015, and 2014, respectively (in thousands):

	Year Ended December 31,
	2016	2015	2014
Common Stock Shares Issued	2,687	775,760	608
Dividend reinvestments/stock purchases under the DRSPP	$277	$99,555	$64
Earnings per Share
SL Green's earnings per share for the years ended December 31, 2016, 2015, and 2014 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2016	2015	2014
Basic Earnings:
Income attributable to SL Green common stockholders	$234,946	$269,132	$503,104
Effect of Dilutive Securities:
Redemption of units to common shares	10,136	10,565	18,467
Diluted Earnings:
Income attributable to SL Green common stockholders	$245,082	$279,697	$521,571

	Year Ended December 31,
Denominator	2016	2015	2014
Basic Shares:
Weighted average common stock outstanding	100,185	99,345	95,774
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,323	3,899	3,514
Stock-based compensation plans	373	490	408
Diluted weighted average common stock outstanding	104,881	103,734	99,696
SL Green has excluded 774,782, 263,991 and 737,361 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2016, 2015, and 2014 respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at December 31, 2016 owned 100,562,349 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of December 31, 2016, limited partners other than SL Green owned 4.16%, or 4,363,716 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2016, 2015, and 2014 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2016	2015	2014
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$245,082	$279,697	$521,571

	Year Ended December 31,
Denominator	2016	2015	2014
Basic units:
Weighted average common units outstanding	104,508	103,244	99,288
Effect of Dilutive Securities:
Stock-based compensation plans	373	490	408
Diluted weighted average common units outstanding	104,881	103,734	99,696
The Operating Partnership has excluded 774,782, 263,991, and 737,361 common unit equivalents from the diluted units outstanding for the years ended December 31, 2016, 2015, and 2014 respectively, as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) granted after the effective date of the Fourth Amendment 2005 Plan counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2016, 9.5 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2014 Outperformance Plan.
Options are granted under the plan with an exercise price at the fair market value of the Company's common stock on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant. We have also granted Class O LTIP Units, which are a class of LTIP Units in the Operating Partnership structured to provide economics similar to those of stock options. Class O LTIP Units, once vested, may be converted, at the election of the holder, into a number of common units of the Operating Partnership per Class O LTIP Unit determined by the increase in value of a share of the Company’s common stock at the time of conversion over a participation threshold, which equals the fair market value of a share of the Company’s common stock at the time of grant. Class O LTIP Units are entitled to distributions, subject to vesting, equal per unit to 10% of the per unit distributions paid with respect to the common units of the Operating Partnership.
The fair value of each stock option or Class O LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the years ended December 31, 2016, 2015, and 2014.

	2016	2015	2014
Dividend yield	2.37%	1.97%	1.60%
Expected life	3.7 years	3.6 years	3.6 years
Risk-free interest rate	1.57%	1.43%	1.29%
Expected stock price volatility	26.76%	32.34%	33.97%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

A summary of the status of the Company's stock options as of December 31, 2016, 2015, and 2014 and changes during the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016		2015		2014
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	$1,595,007	$95.52	$1,462,726	$87.98	$1,765,034	$83.24
Granted	445,100	105.86	389,836	112.54	102,050	119.12
Exercised	(192,875)	76.90	(217,438)	74.69	(348,156)	72.76
Lapsed or cancelled	(110,019)	123.86	(40,117)	98.61	(56,202)	90.03
Balance at end of year	$1,737,213	$98.44	$1,595,007	$95.52	$1,462,726	$87.98
Options exercisable at end of year	748,617	$87.72	589,055	$89.85	$428,951	$90.32
Weighted average fair value of options granted during the year	$8,363,036		$9,522,613		$2,841,678
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.7 years and the remaining average contractual life of the options exercisable was 2.9 years.
During the years ended December 31, 2016, 2015, and 2014, we recognized compensation expense for these options of $8.9 million, $8.0 million, and $8.1 million, respectively. As of December 31, 2016, there was $13.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.1 years.
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
A summary of the Company's restricted stock as of December 31, 2016, 2015, and 2014 and charges during the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Balance at beginning of year	3,137,881	3,000,979	2,994,197
Granted	98,800	143,053	9,550
Cancelled	(34,650)	(6,151)	(2,768)
Balance at end of year	3,202,031	3,137,881	3,000,979
Vested during the year	83,822	87,081	75,043
Compensation expense recorded	$7,153,966	$7,540,747	$9,658,019
Weighted average fair value of restricted stock granted during the year	$10,650,077	$16,061,201	$1,141,675
The fair value of restricted stock that vested during the years ended December 31, 2016, 2015, and 2014 was $7.6 million, $7.4 million and $5.5 million, respectively. As of December 31, 2016, there was $21.0 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.7 years.
For the years ended December 31, 2016, 2015, and 2014, $6.0 million, $6.5 million, and $6.8 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $34.9 million and $25.4 million as of December 31, 2016 and 2015, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2016, there was $5.7 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.9 years. During the years ended December 31, 2016, 2015, and 2014, we recorded compensation expense related to bonus, time-based and performance based awards of $26.5 million $30.2 million, and $31.4 million, respectively.
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
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $2.7 million during the year ended December 31, 2014 related to the 2010 Long-Term Compensation Plan.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan could earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants were entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount by which our total return to stockholders during the three-year period exceeded a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance was achieved, one-third of each award could be earned at any time after the beginning of the second year and an additional one-third of each award could be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan are subject to vesting requirements, with 50% of any awards earned vested on August 31, 2014 and the remaining 50% vesting on August 31, 2015, based on continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they were earned. For LTIP Units that were earned, each participant was also entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions are to be paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. In September 2014, the compensation committee determined that maximum performance had been achieved for the full three-year performance period and, accordingly, 280,454 LTIP units, representing the final third of each award, were earned, subject to vesting, under the 2011 Outperformance Plan.
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded no compensation expense during the year ended December 31, 2016, and recorded compensation expense of $4.5 million, and $8.6 million during the years ended December 31, 2015 and 2014, respectively, related to the 2011 Outperformance Plan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan may earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014. Under the 2014 Outperformance Plan, two-thirds of the LTIP Units may be earned based on the Company’s absolute total return to stockholders and one-third of the LTIP Units may be earned based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. Awards earned based on absolute total return to stockholders will be determined independently of awards earned based on relative total return to stockholders. In the event the Company’s performance reaches either threshold before the end of the three-year performance period, a pro-rata portion of the maximum award may be earned. For each component, if the Company’s performance reaches the maximum threshold beginning with the 19th month of the performance period, participants will earn one-third of the maximum award that may be earned for that component. If the Company’s performance reaches the maximum threshold during the third year of the performance period for a component, participants will earn two-thirds (or an additional one-third) of the maximum award that may be earned for that component. LTIP Units earned under the 2014 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of December 31, 2016, will be amortized into earnings through the final vesting period. We recorded compensation expense of $8.4 million, $5.9 million and $0.2 million during the years ended December 31, 2016, 2015, and 2014, respectively, related to the 2014 Outperformance Plan.
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
During the year ended December 31, 2016, 9,022 phantom stock units were earned and 9,279 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.1 million during the year ended December 31, 2016 related to the Deferred Compensation Plan. As of December 31, 2016, there were 89,790 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2016, 95,448 shares of SL Green's common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

15. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of December 31, 2016, 2015 and 2014 (in thousands):

	Net unrealized (loss) gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments (2)	Unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2013	$(15,125)	$(4,870)	$4,784	$(15,211)
Other comprehensive (loss) income before reclassifications	(576)	2,847	(2,692)	(421)
Amounts reclassified from accumulated other comprehensive income	6,203	1,928	521	8,652
Balance at December 31, 2014	(9,498)	(95)	2,613	(6,980)
Other comprehensive loss before reclassifications	(11,143)	(1,714)	(610)	(13,467)
Amounts reclassified from accumulated other comprehensive income	10,481	1,217	—	11,698
Balance at December 31, 2015	(10,160)	(592)	2,003	(8,749)
Other comprehensive income before reclassifications	13,534	1,160	3,517	18,211
Amounts reclassified from accumulated other comprehensive income	9,222	3,453	—	12,675
Balance at December 31, 2016	$12,596	$4,021	$5,520	$22,137
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of December 31, 2016 and 2015, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive income (loss) relating to net unrealized loss on derivative instrument, was $7.1 million and $9.7 million, respectively.

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2016 and 2015 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$85,110	$48,315	$36,795	$—
Interest rate cap and swap agreements (included in other assets)	$21,090	$—	$21,090	$—
Liabilities:
Interest rate cap and swap agreements (included in accrued interest payable and other liabilities)	$1	$—	$1	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$45,138	$4,704	$40,434	$—
Interest rate cap and swap agreements (included in other assets)	$204	$—	$204	$—
Liabilities:
Interest rate cap and swap agreements (included in accrued interest payable and other liabilities)	$10,776	$—	$10,776	$—
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

The following table provides the carrying value and fair value of these financial instruments as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,640,412	(2)	$1,670,020	(2)

Fixed rate debt	$5,452,084	$5,722,494	$7,232,254	$7,591,388
Variable rate debt (3)	1,105,585	1,110,110	3,202,494	3,179,186
	$6,557,669	$6,832,604	$10,434,748	$10,770,574
____________________________________________________________________

(1)	Amounts exclude net deferred financing costs.

(2)
At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion. At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion.

(3)	Includes the $29.0 million mortgage at 248-252 Bedford Avenue that is included in liabilities related to assets held for sale on the consolidated balance sheet at December 31, 2015.
Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2016 and 2015. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at December 31, 2016 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	0.938%	October 2014	December 2017	Other Assets	$11
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	5
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	5
Interest Rate Swap	14,409	0.500%	January 2015	January 2017	Other Assets	2
Interest Rate Swap	8,018	0.852%	February 2015	February 2017	Other Liabilities	(1)
Interest Rate Cap	137,500	4.000%	September 2015	September 2017	Other Assets	—
Interest Rate Cap	1,450,000	4.750%	May 2016	May 2017	Other Assets	—
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Assets	10,293
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	4,963
Interest Rate Cap	23,199	4.500%	October 2016	October 2017	Other Assets	—
Interest Rate Swap	5,000	2.160%	December 2016	December 2026	Other Assets	77
Interest Rate Swap	225,000	2.185%	January 2017	January 2027	Other Assets	3,223
Interest Rate Swap	25,000	2.185%	January 2017	January 2027	Other Assets	358
Interest Rate Swap	150,000	2.183%	January 2017	January 2027	Other Assets	2,153
						$21,089
During the years ended December 31, 2016, 2015, and 2014, we recorded a gain on the changes in the fair value of $472,790, $15,000, and $61,000, respectively, which is included in interest expense on the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2016, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of December 31, 2016, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.1 million at December 31, 2016.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $2.2 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $1.2 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)			Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2016	2015	2014		2016	2015	2014		2016	2015	2014
Interest Rate Swaps/Caps	$14,616	$(11,607)	$(703)	Interest expense	$9,521	$10,892	$6,431	Interest expense	$(28)	$(422)	$4
Share of unconsolidated joint ventures' derivative instruments	2,012	(1,779)	2,916	Equity in net income from unconsolidated joint ventures	1,981	1,265	1,999	Equity in net income from unconsolidated joint ventures	785	(19)	—
	$16,628	$(13,386)	$2,213		$11,502	$12,157	$8,430		$757	$(441)	$4

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

18. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2017 to 2064. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2016 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2017	$1,271,232	$198,304
2018	1,256,047	203,934
2019	1,161,772	195,888
2020	1,120,476	190,139
2021	976,638	184,367
Thereafter	8,062,838	1,389,446
	$13,849,003	$2,362,078

19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 30, 2014, and September 28, 2015, and September 28, 2016, the actuary certified that for the plan years beginning July 1, 2014, July 1, 2015, and July 1, 2016, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2016. For the the Pension Plan years ended June 30, 2016, 2015, and 2014, the plan received contributions from employers totaling $249.5 million, $221.9 million, and $226.7 million. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan years ended, June 30, 2016, 2015, and 2014, the plan received contributions from employers totaling $1.2 billion, $1.1 billion and $1.0 billion million, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Contributions we made to the multi-employer plans for the years ended December 31, 2016, 2015 and 2014 are included in the table below (in thousands):

Benefit Plan	2016	2015	2014
Pension Plan	$3,979	$2,732	$2,807
Health Plan	11,530	8,736	8,470
Other plans	1,583	5,716	5,838
Total plan contributions	$17,092	$17,184	$17,115
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2016, 2015 and 2014, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the year ended December 31, 2016, we made matching contribution of $566,000. For each of the years ended 2015 and 2014, we made matching contributions of $550,000.

20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2016, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between December 2017 and January 2020. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total $5.2 million for 2017. In addition these employment agreements provide for deferred compensation awards based on our stock price and which were valued at $1.6 million on the grant date. The value of these awards may change based on fluctuations in our stock price.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt.
On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 ("TRIPRA") (formerly the Terrorism Risk Insurance Act) was reauthorized until December 31, 2020 pursuant to the Terrorism Insurance Program Reauthorization and Extension Act of 2015. The TRIPRA extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $120.0 million, which will increase by $20.0 million per annum, commencing December 31, 2015 (Trigger). Coinsurance under TRIPRA is 16%, increasing 1% per annum, as of December 31, 2015 (Coinsurance). There are no assurances TRIPRA will be further extended.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Our wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, acts as a captive insurance company and as one of the elements of our overall insurance program. Belmont was formed in an effort, among other reasons, to stabilize to some extent the impact of insurance market fluctuations. Belmont is licensed by New York State as a direct insurer of Terrorism and NBCR Terrorism, and a reinsurer with respect to portions of our General Liability, Environmental Liability, Flood, Professional Liability, Employment Practices Liability and D&O coverage. Belmont purchases reinsurance for its Coinsurance and is backstopped by the Federal government for the balance of its terrorism limit for certified acts of terrorism above the Trigger. We purchase direct, third party terrorism insurance up to the Trigger for certified acts of terrorism. Belmont is backstopped by the Federal government for certified acts of NBCR terrorism above the Trigger and subject to its Coinsurance, however does not reinsure its NBCR Coinsurance requirement. There is no coverage for a NBCR terrorism act if covered industry losses are below the Trigger. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of Belmont's required payment. Therefore, certain insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.
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
Furthermore, with respect to certain of our properties, including properties held by joint ventures, or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss. We may have less protection than with respect to the properties where we obtain coverage directly. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.
Belmont had loss reserves of $6.3 million and $6.4 million as of December 31, 2016 and 2015, respectively.
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
The property located at 420 Lexington Avenue operates under a ground lease ($10.9 million of ground rent annually through December 2019, $11.2 million of ground rent annually through December 2029, and $12.3 million annually afterwards, subject to a one-time adjustment based on 6% of the fair value of the land) with an expiration date of 2050 and two options to renew for an additional 35 years.
The property located at 1080 Amsterdam Avenue operates under a ground and capital lease with an expiration date of 2111 ($41.6 million total over the lease term attributed to ground rent). Land was estimated to be 40.0% of the fair market value of the property, which was classified as an operating lease. The remainder was classified as a capital lease.
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
December 31, 2016

The property located at 625 Madison Avenue operates under a ground lease ($4.6 million of ground rent annually) with an expiration date of 2022 and two options to renew for an additional 23 years.
The property located at 1185 Avenue of the Americas operates under a ground lease ($6.9 million of ground rent annually) with an expiration of 2043 and an option to renew for an additional 23 years.
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of December 31, 2016 (in thousands):

	Capital lease	Non-cancellable operating leases
2017	$2,387	$31,049
2018	2,387	31,049
2019	2,411	31,066
2020	2,620	31,436
2021	2,794	31,628
Thereafter	822,688	732,724
Total minimum lease payments	$835,287	$888,952
Less amount representing interest	(793,155)
Capital lease obligations	$42,132
21. Segment Information
The Company is a REIT engaged in all aspects of property ownership and management including investment, leasing operations, capital improvements, development, redevelopment, financing, construction and maintenance in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Selected results of operations for the years ended December 31, 2016, 2015, and 2014, and selected asset information as of December 31, 2016 and 2015, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2016	$1,629,919	$234,062	$1,863,981
December 31, 2015	1,465,881	196,948	1,662,829
December 31, 2014	1,320,777	199,201	1,519,978
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, loss on early extinguishment of debt, and (loss) gain on sale of marketable securities

Years ended:
December 31, 2016	$(203,988)	$211,244	$7,256
December 31, 2015	(78,681)	168,970	90,289
December 31, 2014	31,805	169,695	201,500
Total assets
As of:
December 31, 2016	$13,868,085	$1,989,702	$15,857,787
December 31, 2015	17,765,854	1,961,792	19,727,646
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRA. Interest is imputed on the remaining investments using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the years ended, December 31, 2016, 2015, and 2014 marketing, general and administrative expenses totaled $99.8 million, $94.9 million, and $92.5 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

The table below reconciles income from continuing operations to net income for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, loss on early extinguishment of debt, and loss (gain) on sale of marketable securities	$7,256	$90,289	$201,500
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	44,009	15,844	123,253
Purchase price fair value adjustment	—	40,078	67,446
Gain on sale of real estate, net	238,116	175,974	—
Depreciable real estate reserves	(10,387)	(19,226)	—
Loss on early extinguishment of debt	—	(49)	(32,365)
(Loss) gain on sale of investment in marketable securities	(83)	—	3,895
Income from continuing operations	278,911	302,910	363,729
Net income from discontinued operations	—	427	19,075
Gain on sale of discontinued operations	—	14,122	163,059
Net income	$278,911	$317,459	$545,863

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

22. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2016 and 2015, which is reflective of the reclassification of the properties sold or held for sale during 2015 as discontinued operations (see Note 4, "Properties Held for Sale and Dispositions"), was as follows (in thousands, except for per share amounts):

2016 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$374,242	$416,681	$617,614	$455,444
Income (loss) from continuing operations before equity in net (loss) income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, depreciable real estate reserves and loss on sale of marketable securities	$26,278	$46,689	$(76,304)	$(1,281)
Equity in net (loss) income from unconsolidated joint ventures	(95)	(3,968)	5,841	10,096
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	421	225	33,448	9,915
Gain on sale of real estate	27,366	397	196,580	13,773
Depreciable real estate reserves	—	—	(10,387)	—
Loss on the sale of investment in marketable securities	—	—	(83)	—
Noncontrolling interests and preferred unit distributions	(6,217)	(5,353)	(11,901)	(5,544)
Net income attributable to SL Green	47,753	37,990	137,194	26,959
Perpetual preferred stock dividends	(3,737)	(3,738)	(3,737)	(3,738)
Net income attributable to SL Green common stockholders	$44,016	$34,252	$133,457	$23,221
Net income attributable to common stockholders per common share—basic	$0.44	$0.34	$1.33	$0.23
Net income attributable to common stockholders per common share—diluted	$0.44	$0.34	$1.33	$0.23

2015 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$425,390	$432,066	$409,074	$396,299
Income (loss) from continuing operations before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	$54,591	$17,367	$(32,942)	$38,245
Equity in net income from unconsolidated joint ventures	2,377	3,627	2,994	4,030
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(206)	15,281	769	—
Purchase price fair value adjustment	40,078	—	—	—
Gain on sale of real estate	16,270	159,704	—	—
Depreciable real estate reserves	—	(19,226)	—	—
Loss on early extinguishment of debt	—	—	—	(49)
Net income from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	1,139	—	—	12,983
Noncontrolling interests and preferred unit distributions	(9,208)	(9,357)	(6,189)	(8,621)
Net income (loss) attributable to SL Green	105,041	167,396	(35,368)	47,015
Perpetual preferred stock dividends	(3,738)	(3,738)	(3,738)	(3,738)
Net income (loss) attributable to SL Green common stockholders	$101,303	$163,658	$(39,106)	$43,277
Net income (loss) attributable to common stockholders per common share—basic	$1.02	$1.64	$(0.39)	$0.44
Net income (loss) attributable to common stockholders per common share—diluted	$1.01	$1.64	$(0.39)	$0.44

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

23. Quarterly Financial Data of the Operating Partnership (unaudited)
Summarized quarterly financial data for the years ended December 31, 2016 and 2015, which is reflective of the reclassification of the properties sold or held for sale during 2015 as discontinued operations (see Note 4, "Properties Held for Sale and Dispositions"), was as follows (in thousands, except for per share amounts):

2016 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$374,242	$416,681	$617,614	$455,444
Income (loss) from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	$26,278	$46,689	$(76,304)	$(1,281)
Equity in net income (loss) from unconsolidated joint ventures	(95)	(3,968)	5,841	10,096
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	421	225	33,448	9,915
Gain on sale of real estate	27,366	397	196,580	13,773
Depreciable real estate reserves	—	—	(10,387)	—
Loss on the sale of investment in marketable securities	—		(83)
Noncontrolling interests and preferred unit distributions	(4,252)	(3,690)	(6,315)	(4,622)
Net income attributable to SLGOP	49,718	39,653	142,780	27,881
Perpetual preferred units distributions	(3,737)	(3,738)	(3,737)	(3,738)
Net income attributable to SLGOP common unitholders	$45,981	$35,915	$139,043	$24,143
Net income attributable to common unitholders per common unit—basic	$0.44	$0.34	$1.33	$0.23
Net income attributable to common unitholders per common unit—diluted	$0.44	$0.34	$1.33	$0.23

2015 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$425,390	$432,066	$409,074	$396,299
Income (loss) from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	$54,591	$17,367	$(32,942)	$38,245
Equity in net income from unconsolidated joint ventures	2,377	3,627	2,994	4,030
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(206)	15,281	769	—
Purchase price fair value adjustment	40,078	—	—	—
Gain on sale of real estate	16,270	159,704	—	—
Depreciable real estate reserves	—	(19,226)	—	—
Loss on early extinguishment of debt	—	—	—	(49)
Net income from discontinued operations	—	—	—	427
Gain on sale of discontinued operations	1,139	—	—	12,983
Noncontrolling interests and preferred unit distributions	(5,277)	(2,890)	(7,766)	(6,878)
Net income (loss) attributable to SLGOP	108,972	173,863	(36,945)	48,758
Perpetual preferred distributions	(3,738)	(3,738)	(3,738)	(3,738)
Net income attributable to SLGOP common unitholders	$105,234	$170,125	$(40,683)	$45,020
Net income attributable to common unitholders per common unit—basic	$1.02	$1.64	$(0.39)	$0.44
Net income attributable to common unitholders per common unit—diluted	$1.01	$1.64	$(0.39)	$0.44

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule II - Valuation and Qualifying Accounts
December 31, 2016
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off/Recovery	Balance at End of Year
Year Ended December 31, 2016
Tenant and other receivables—allowance	$17,618	$10,630	$(11,656)	$16,592
Deferred rent receivable—allowance	$21,730	$13,620	$(10,147)	$25,203
Year Ended December 31, 2015
Tenant and other receivables—allowance	$18,068	$8,139	$(8,589)	$17,618
Deferred rent receivable—allowance	$27,411	$2,789	$(8,470)	$21,730
Year Ended December 31, 2014
Tenant receivables—allowance	$17,325	$13,533	$(12,790)	$18,068
Deferred rent receivable—allowance	$30,333	$4,140	$(7,062)	$27,411

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave(1)	300,000	—	107,832	—	239,911	—	347,743	347,743	139,418	1927	3/1998	Various
711 Third Avenue(1)(2)	—	19,844	42,499	—	57,916	19,844	100,415	120,259	34,418	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	59,564	18,846	138,268	157,114	58,187	1971	1/1999	Various
220 East 42nd Street(1)	275,000	50,373	203,727	635	85,907	51,008	289,634	340,642	90,730	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	10,723	—	73,418	73,418	26,105	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	39,436	51,093	245,408	296,501	85,282	1958	7/2004	Various
625 Madison Ave(1)	—	—	246,673	—	41,937	—	288,610	288,610	97,690	1956	10/2004	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	94,646	78,282	421,471	499,753	155,321	1956	12/2004	Various
609 Fifth Avenue(1)	—	36,677	145,954	—	8,270	36,677	154,224	190,901	41,993	1925	6/2006	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	65,985	114,077	542,371	656,448	145,216	1970	1/2007	Various
919 Third Avenue(1)(3)	500,000	223,529	1,033,198	35,410	42,038	258,939	1,075,236	1,334,175	274,778	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	39,403	—	767,616	767,616	221,415	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	37,736	91,038	418,480	509,518	114,264	1966	1/2007	Various
1100 King Street— 1-7 International Drive(4)	—	49,392	104,376	(24,004)	23,954	25,388	128,330	153,718	35,062	1983/1986	1/2007	Various
520 White Plains Road(4)	—	6,324	26,096	—	6,602	6,324	32,698	39,022	9,158	1979	1/2007	Various
115-117 Stevens Avenue(4)	—	5,933	23,826	—	5,390	5,933	29,216	35,149	7,622	1984	1/2007	Various
100 Summit Lake Drive(4)	—	10,526	43,109	—	8,476	10,526	51,585	62,111	15,149	1988	1/2007	Various
200 Summit Lake Drive(4)	—	11,183	47,906	—	10,448	11,183	58,354	69,537	16,543	1990	1/2007	Various
500 Summit Lake Drive(4)	—	9,777	39,048	—	5,290	9,777	44,338	54,115	11,672	1986	1/2007	Various
360 Hamilton Avenue(4)	—	29,497	118,250	—	13,844	29,497	132,094	161,591	35,784	2000	1/2007	Various
1-6 Landmark Square(5)	100,000	50,947	195,167	—	45,253	50,947	240,420	291,367	61,359	1973-1984	1/2007	Various
7 Landmark Square(5)	—	2,088	7,748	(367)	670	1,721	8,418	10,139	1,032	2007	1/2007	Various
680 Washington Boulevard(3)(5)	—	11,696	45,364	—	10,126	11,696	55,490	67,186	14,462	1989	1/2007	Various
750 Washington Boulevard(3)(5)	—	16,916	68,849	—	8,350	16,916	77,199	94,115	19,727	1989	1/2007	Various
1010 Washington Boulevard(5)	—	7,747	30,423	—	6,598	7,747	37,021	44,768	9,722	1988	1/2007	Various
400 Summit Lake Drive(4)	—	38,889	1	285	2	39,174	3	39,177	—	---	1/2007	N/A
1055 Washington Boulevard(5)	—	13,516	53,228	—	7,559	13,516	60,787	74,303	15,655	1987	6/2007	Various
1 Madison Avenue(1)	517,806	172,641	654,394	905	15,381	173,546	669,775	843,321	158,913	1960	8/2007	Various
125 Chubb Way(6)	—	5,884	25,958	—	25,556	5,884	51,514	57,398	9,170	2008	1/2008	Various
100 Church Street(1)	221,446	32,494	79,996	2,500	90,141	34,994	170,137	205,131	40,466	1959	1/2010	Various
125 Park Avenue(1)	—	120,900	189,714	—	68,264	120,900	257,978	378,878	54,736	1923	10/2010	Various
885 Third Avenue(1)	267,650	131,766	—	110,771	—	242,537	—	242,537	—	---	12/2010	N/A
Williamsburg(7)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	1,604	2010	12/2010	Various
1515 Broadway(1)	888,531	462,700	707,938	1,145	136,457	463,845	844,395	1,308,240	137,847	1972	4/2011	Various
110 East 42nd Street(1)	—	34,000	46,411	2,354	21,634	36,354	68,045	104,399	15,275	1921	5/2011	Various

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
400 East 58th Street(1)(8)	40,000	17,549	30,916	—	7,048	17,549	37,964	55,513	4,199	1929	1/2012	Various
752 Madison Avenue(1)	—	282,415	7,131	1,871	10	284,286	7,141	291,427	1,068	1996/2012	1/2012	Various
762 Madison Avenue(1)(8)	7,694	6,153	10,461	—	90	6,153	10,551	16,704	1,359	1910	1/2012	Various
19-21 East 65th Street(1)(8)	—	—	7,389	—	148	—	7,537	7,537	947	1928-1940	1/2012	Various
304 Park Avenue(1)	—	54,189	75,619	300	11,792	54,489	87,411	141,900	13,322	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	50,189	24,343	87,347	111,690	4,428	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	3,076	45,976	70,392	116,368	9,339	1902	9/2012	Various
1080 Amsterdam(1)(9)	3,525	—	27,445	—	20,521	—	47,966	47,966	2,950	1932	10/2012	Various
16 Court Street(7)	—	19,217	63,210	—	16,092	19,217	79,302	98,519	10,366	1927-1928	4/2013	Various
315 West 33rd Street (1)	—	195,834	164,429	—	8,919	195,834	173,348	369,182	15,160	2000-2001	11/2013	Various
562 Fifth Avenue(1)	—	57,052	10,487	—	1,213	57,052	11,700	68,752	2,735	1909/1920/1921	11/2013	Various
719 Seventh Avenue(1)(10)	37,388	41,850	—	1,288	27,265	43,138	27,265	70,403	—	1927	7/2014	Various
115 Spring Street(1)	—	11,078	44,799	—	1,686	11,078	46,485	57,563	2,918	1900	7/2014	Various
635 Madison(1)	—	205,632	15,805	—	—	205,632	15,805	221,437	910		9/2014	N/A
102 Greene Street(1)	—	8,215	26,717	35	482	8,250	27,199	35,449	888	1910	11/2014	Various
1640 Flatbush Avenue(7)	—	6,226	501	—	127	6,226	628	6,854	22	1966	3/2015	Various
One Vanderbilt (1)(11)	64,030	80,069	116,557	—	191,441	80,069	307,998	388,067	—	N/A	6/2001 - 11/2011	Various
Upper East Side Residential (1)(12)	—	48,152	—	—	—	48,152	—	48,152	—	1930	6/2015	Various
110 Greene Street (1)(8)	—	45,120	215,470	—	3,985	45,120	219,455	264,575	9,459	1910	7/2015	Various
187 Broadway (1)	8,400	7,600	9,412	(266)	(262)	7,334	9,150	16,484	3,145	1969	8/2015	Various
5-7 Dey Street (1)	31,600	13,400	34,175	(468)	(5)	12,932	34,170	47,102	11,704	1921	8/2015	Various
30 East 40th Street (1)	—	4,650	20,000	2	1,031	4,652	21,031	25,683	295	1927	8/2015	Various
600 Lexington Avenue (1)(13)	—	81,670	182,447	(2,166)	(1,607)	79,504	180,840	260,344	6,443	1983	12/2015	Various
183 Broadway(1)	18,000	5,799	23,431	385	715	6,184	24,146	30,330	4,591	1920	3/2016	Various
Other(14)	—	2,134	7,922	(3)	20	2,131	7,942	10,073	2,671			Various
Total	$3,731,070	$3,175,339	$7,760,729	$134,371	$1,672,893	$3,309,710	$9,433,622	$12,743,332	$2,264,694
______________________________________________________________________

(1)	Property located in New York, New York.

(2)	We own a 50.0% interest in this property.

(3)	We own a 51.0% interest in this property.

(4)	Property located in Westchester County, New York.

(5)	Property located in Connecticut.

(6)	Property located in New Jersey.

(7)	Property located in Brooklyn, New York.

(8)	We own a 90.0% interest in this property.

(9)	We own a 92.5% interest in this property.

(10)	We own a 75.0% interest in this property.

(11)	Properties at 317 Madison Avenue, 331 Madison Avenue and 51 East 42nd Street were demolished in preparation of the development site for the One Vanderbilt project.

(12)	We own a 95.1% interest in this property.

(13)
In May 2010 we acquired a 55.0% interest in this property for $193.0 million. In December 2015 we acquired the additional 45.0% interest in this property, thereby consolidating full ownership of the property. The December 2015 transaction valued the consolidated interests at $277.3 million.

(14)	Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
(in thousands)

The changes in real estate for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$16,681,602	$14,069,141	$12,333,780
Property acquisitions	29,230	3,064,137	2,428,259
Improvements	426,060	396,555	379,295
Retirements/disposals/deconsolidation	(4,393,560)	(848,231)	(1,072,193)
Balance at end of year	$12,743,332	$16,681,602	$14,069,141
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2016 was $9.2 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$2,060,706	$1,905,165	$1,646,240
Depreciation for year	353,502	480,523	307,823
Retirements/disposals/deconsolidation	(149,514)	(324,982)	(48,898)
Balance at end of year	$2,264,694	$2,060,706	$1,905,165

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2016.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2016.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of SL Green Realty Corp.
We have audited SL Green Realty Corp.'s (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion thereon.

                                                              /s/ Ernst & Young LLP
New York, New York
February 21, 2017

Report of Independent Registered Public Accounting Firm
The Partners of SL Green Operating Partnership, L.P.
We have audited SL Green Operating Partnership L.P.'s (the "Operating Partnership") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Operating Partnership as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2016 of the Operating Partnership and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 21, 2017

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2017, or the 2017 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2017 proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2017 Proxy Statement and is incorporated herein by reference.
IITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

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

3.3	Fourth Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated March 23, 2016, filed with the SEC on March 23, 2016.
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

3.21
Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.22
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

3.24
Seventeenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 19, 2015, incorporated by reference to the Company's Form 8-K, dated June 22, 2015, filed with the SEC on June 22, 2015.

3.25
Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.

3.26
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

3.28
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

10.9	Amended 1997 Stock Option and Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-89964), filed with the SEC on June 6, 2002.
10.10
SL Green Realty Corp. Third Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-189362), filed with the SEC on June 14, 2013.

10.11
Form of Award Agreement for granting awards under the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan, incorporated by reference to the Company's Form 8-K, dated April 2, 2010, filed with the SEC on April 2, 2010.

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

10.16
Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.

10.17
Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.

10.18
Amended and Restated Employment and Noncompetition Agreement, dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.

10.19
Amended and Restated Employment and Noncompetition Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.

10.20
Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.

10.21
Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.

10.22
Amended and Restated Employment and Noncompetition Agreement, dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.

10.23
Deferred Compensation Agreement (2014), dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.

10.24
Employment and Noncompetition Agreement, dated as of October 28, 2013, by and between the Company and James Mead, incorporated by reference to the Company’s Form 8-K, dated October 28, 2013, filed with the SEC on October 28, 2013.

10.25
Amended and Restated Employment and Noncompetition Agreement, dated June 27, 2013, between the Company and Andrew S. Levine, incorporated by reference to the Company’s Form 8-K, dated June 27, 2013, filed with the SEC on July 3, 2013.

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

10.37	Seventeenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on June 22, 2015.

10.38	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 24, 2015.
10.39	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 24, 2015.
10.40	Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on August 21, 2015.
10.41	Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on August 21, 2015.
10.42	Twenty-Third Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on April 1, 2016.
10.43	Twenty-Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on April 1, 2016.
10.44	Twenty-Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on November 9, 2016.
10.45
Third Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2015, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of SL Green Realty Corp., filed herewith.
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of SL Green Operating Partnership, L.P., filed herewith.
21.1	Subsidiaries of SL Green Realty Corp., filed herewith.
21.2	Subsidiaries of SL Green Operating Partnership L.P., filed herewith
23.1	Consent of Ernst & Young LLP for SL Green Realty Corp., filed herewith.
23.2	Consent of Ernst & Young LLP for SL Green Operating Partnership, L.P., filed herewith.
24.1	Power of Attorney (included on signature pages of this Form 10-K).
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101.1
The following financial statements from the SL Green Realty Corp. and SL Green Operating Partnership, L.P. 's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statement of Equity for the years ended December 31, 2016, 2015 and 2014 of the Company, (v) Consolidated Statement of Capital for the years ended December 31, 2016, 2015 and 2014 of the Operating Partnership (vi) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vii) Notes to Consolidated Financial Statements, detail tagged, filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 21, 2017		Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	February 21, 2017
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2017
Marc Holliday

/s/ Andrew W. Mathias	President and Director	February 21, 2017
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2017
Matthew J. DiLiberto

/s/ John H. Alschuler Jr.	Director	February 21, 2017
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director	February 21, 2017
Edwin T. Burton, III

/s/ John S. Levy	Director	February 21, 2017
John S. Levy

/s/ Craig M. Hatkoff	Director	February 21, 2017
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director	February 21, 2017
Betsy S. Atkins

/s/ Lauren B. Dillard	Director	February 21, 2017
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 21, 2017	By:	Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	February 21, 2017
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 21, 2017
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	February 21, 2017
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 21, 2017
Matthew J. DiLiberto

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 21, 2017
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	February 21, 2017
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	February 21, 2017
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 21, 2017
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	February 21, 2017
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 21, 2017
Lauren B. Dillard