Form 10-Q
period 2017-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2017-05-05
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
SL Green Realty Corp.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
SL Green Operating Partnership, L.P.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)
Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
SL Green Realty Corp.    Yes ☐    No ☒            SL Green Operating Partnership, L.P.    Yes ☐    No ☒
As of May 4, 2017, 101,774,537 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of May 4, 2017, 1,497,224 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of March 31, 2017 the Company owns 95.67% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2017, noncontrolling investors held, in aggregate, a 4.33% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 11, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 12, Stockholders' Equity of the Company;

◦	Note 13, Partners' Capital of the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1.

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,295,050	$3,309,710
Building and improvements	7,977,713	7,948,852
Building leasehold and improvements	1,439,083	1,437,325
Properties under capital lease	47,445	47,445
	12,759,291	12,743,332
Less: accumulated depreciation	(2,372,082)	(2,264,694)
	10,387,209	10,478,638
Assets held for sale	54,694	—
Cash and cash equivalents	468,035	279,443
Restricted cash	71,215	90,524
Investments in marketable securities	29,260	85,110
Tenant and other receivables, net of allowance of $16,634 and $16,592 in 2017 and 2016, respectively	52,197	53,772
Related party receivables	19,067	15,856
Deferred rents receivable, net of allowance of $24,079 and $25,203 in 2017 and 2016, respectively	453,747	442,179
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,316 and $16,705 in 2017 and 2016, respectively	1,627,836	1,640,412
Investments in unconsolidated joint ventures	1,861,077	1,890,186
Deferred costs, net	267,948	267,600
Other assets	584,986	614,067
Total assets	$15,877,271	$15,857,787
Liabilities
Mortgages and other loans payable, net	$4,167,270	$4,073,830
Unsecured term loan, net	1,179,861	1,179,521
Unsecured notes, net	1,132,354	1,128,315
Accrued interest payable	33,859	36,052
Other liabilities	162,964	206,238
Accounts payable and accrued expenses	169,244	190,583
Deferred revenue	235,208	217,955
Capital lease obligations	42,305	42,132
Deferred land leases payable	2,747	2,583
Dividend and distributions payable	87,617	87,271
Security deposits	66,807	66,504
Liabilities related to assets held for sale	43	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,380,279	7,330,984

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	491,298	473,882
Preferred units	302,010	302,010

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2017 and December 31, 2016	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 101,831 and 101,617 issued and outstanding at March 31, 2017 and December 31, 2016, respectively (including 1,055 shares held in treasury at March 31, 2017 and December 31, 2016)	1,019	1,017
Additional paid-in-capital	5,651,089	5,624,545
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive income	16,511	22,137
Retained earnings	1,496,759	1,578,893
Total SL Green stockholders' equity	7,263,261	7,324,475
Noncontrolling interests in other partnerships	440,423	426,436
Total equity	7,703,684	7,750,911
Total liabilities and equity	$15,877,271	$15,857,787

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue, net	$281,329	$345,607
Escalation and reimbursement	44,192	45,611
Investment income	40,299	54,737
Other income	11,561	9,489
Total revenues	377,381	455,444
Expenses
Operating expenses, including $4,173 in 2017 and $3,462 in 2016 of related party expenses	74,506	79,520
Real estate taxes	61,068	61,674
Ground rent	8,308	8,308
Interest expense, net of interest income	65,622	94,672
Amortization of deferred financing costs	4,761	7,932
Depreciation and amortization	94,134	179,308
Transaction related costs	133	1,279
Marketing, general and administrative	24,143	24,032
Total expenses	332,675	456,725
Income (loss) before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities	44,706	(1,281)
Equity in net income from unconsolidated joint ventures	6,614	10,096
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	2,047	9,915
Gain on sale of real estate, net	567	13,773
Depreciable real estate reserves	(56,272)	—
Gain on sale of investment in marketable securities	3,262	—
Net income	924	32,503
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(476)	(922)
Noncontrolling interests in other partnerships	17,491	(1,974)
Preferred units distributions	(2,850)	(2,648)
Net income attributable to SL Green	15,089	26,959
Perpetual preferred stock dividends	(3,738)	(3,738)
Net income attributable to SL Green common stockholders	$11,351	$23,221

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Amounts attributable to SL Green common stockholders:
Income before depreciable real estate reserves and gains on sale	$62,660	$438
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	1,957	9,536
Gain on sale of real estate, net	542	13,247
Depreciable real estate reserves	(53,808)	—
Net income attributable to SL Green common stockholders	$11,351	$23,221
Basic earnings per share:
Income before depreciable real estate reserves and gains on sale	$0.62	$—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.02	0.10
Gain on sale of real estate, net	0.01	0.13
Depreciable real estate reserves	(0.54)	—
Net income attributable to SL Green common stockholders	$0.11	$0.23
Diluted earnings per share:
Income before depreciable real estate reserves and gains on sale	$0.62	$—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.02	0.10
Gain on sale of real estate, net	0.01	0.13
Depreciable real estate reserves	(0.54)	—
Net income attributable to SL Green common stockholders	$0.11	$0.23
Dividends per share	$0.775	$0.72
Basic weighted average common shares outstanding	100,643	100,051
Diluted weighted average common shares and common share equivalents outstanding	105,554	104,259

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$924	$32,503
Other comprehensive loss:
Change in net unrealized gain on derivative instruments, including SL Green's share of joint venture net unrealized gain on derivative instruments	(1,075)	(7,572)
Change in unrealized gain on marketable securities	(4,750)	(1,223)
Other comprehensive loss	(5,825)	(8,795)
Comprehensive (loss) income	(4,901)	23,708
Net loss (income) attributable to noncontrolling interests and preferred units distributions	14,165	(5,544)
Other comprehensive loss attributable to noncontrolling interests	199	322
Comprehensive income attributable to SL Green	$9,463	$18,486

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2016	$221,932	100,562	$1,017	$5,624,545	$(124,049)	$22,137	$1,578,893	$426,436	$7,750,911
Net income (loss)							15,089	(17,491)	(2,402)
Other comprehensive loss						(5,626)			(5,626)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		1		56					56
Conversion of units of the Operating Partnership to common stock		120	1	13,111					13,112
Reallocation of noncontrolling interest in the Operating Partnership							(15,548)		(15,548)
Deferred compensation plan and stock award, net		(10)		(1,963)					(1,963)
Amortization of deferred compensation plan				6,691					6,691
Repurchase of common stock		(1)		(102)					(102)
Proceeds from stock options exercised		104	1	8,751					8,752
Contributions to consolidated joint venture interests								31,947	31,947
Cash distributions to noncontrolling interests								(469)	(469)
Cash distributions declared ($0.775 per common share, none of which represented a return of capital for federal income tax purposes)							(77,937)		(77,937)
Balance at March 31, 2017	$221,932	100,776	$1,019	$5,651,089	$(124,049)	$16,511	$1,496,759	$440,423	$7,703,684

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$924	$32,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,895	187,240
Equity in net income from unconsolidated joint ventures	(6,614)	(10,096)
Distributions of cumulative earnings from unconsolidated joint ventures	5,468	8,891
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(2,047)	(9,915)
Depreciable real estate reserves	56,272	—
Gain on sale of real estate, net	(567)	(13,773)
Gain on sale of investments in marketable securities	(3,262)	—
Deferred rents receivable	(11,722)	(652)
Other non-cash adjustments	20,716	(14,920)
Changes in operating assets and liabilities:
Restricted cash—operations	5,539	(5,318)
Tenant and other receivables	1,272	7,829
Related party receivables	(3,211)	(4,503)
Deferred lease costs	(9,421)	(13,133)
Other assets	(45,356)	(46,736)
Accounts payable, accrued expenses and other liabilities and security deposits	(16,327)	(20,630)
Deferred revenue and land leases payable	25,600	17,303
Net cash provided by operating activities	116,159	114,090
Investing Activities
Acquisitions of real estate property	—	(37,728)
Additions to land, buildings and improvements	(101,090)	(62,500)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	12,483	60,059
Investments in unconsolidated joint ventures	(8,000)	(6,603)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	37,811	95,004
Net proceeds from disposition of real estate/joint venture interest	3,000	139,594
Proceeds from sale or redemption of marketable securities	54,363	—
Other investments	21,721	(4,103)
Origination of debt and preferred equity investments	(402,453)	(117,119)
Repayments or redemption of debt and preferred equity investments	411,969	272,253
Net cash provided by investing activities	29,804	338,857

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Financing Activities
Proceeds from mortgages and other loans payable	$778,445	$227,892
Repayments of mortgages and other loans payable	(680,572)	(127,695)
Proceeds from revolving credit facility and senior unsecured notes	277,800	520,000
Repayments of revolving credit facility and senior unsecured notes	(277,800)	(994,296)
Proceeds from stock options exercised and DRIP issuance	8,808	1,256
Repurchase of common stock	(102)	—
Redemption of preferred stock	—	(440)
Distributions to noncontrolling interests in other partnerships	(469)	(7,905)
Contributions from noncontrolling interests in other partnerships	31,947	934
Distributions to noncontrolling interests in the Operating Partnership	(3,537)	(2,881)
Dividends paid on common and preferred stock	(84,179)	(78,103)
Other obligations related to mortgage loan participations	—	76,500
Deferred loan costs and capitalized lease obligation	(7,712)	(7,403)
Net cash provided by (used in) financing activities	42,629	(392,141)
Net increase in cash and cash equivalents	188,592	60,806
Cash and cash equivalents at beginning of year	279,443	255,399
Cash and cash equivalents at end of period	$468,035	$316,205

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$18,240	$18,140
Redemption of units in the Operating Partnership for stock	13,112	7,153
Derivative instruments at fair value	4,734	8,141
Exchange of debt investment for equity in joint venture	—	68,581
Issuance of preferred units relating to a real estate acquisition	—	22,750
Tenant improvements and capital expenditures payable	7,087	18,165
Fair value adjustment to noncontrolling interest in Operating Partnership	15,548	25,867
Transfer of assets related to assets held for sale	54,694	1,891,575
Transfer of liabilities related to assets held for sale	43	1,612,001
Deferred leasing payable	1,455	1,699
Removal of fully depreciated commercial real estate properties	2,043	4,822
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$3,295,050	$3,309,710
Building and improvements	7,977,713	7,948,852
Building leasehold and improvements	1,439,083	1,437,325
Property under capital lease	47,445	47,445
	12,759,291	12,743,332
Less: accumulated depreciation	(2,372,082)	(2,264,694)
	10,387,209	10,478,638
Assets held for sale	54,694	—
Cash and cash equivalents	468,035	279,443
Restricted cash	71,215	90,524
Investments in marketable securities	29,260	85,110
Tenant and other receivables, net of allowance of $16,634 and $16,592 in 2017 and 2016, respectively	52,197	53,772
Related party receivables	19,067	15,856
Deferred rents receivable, net of allowance of $24,079 and $25,203 in 2017 and 2016, respectively	453,747	442,179
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,316 and $16,705 in 2017 and 2016, respectively	1,627,836	1,640,412
Investments in unconsolidated joint ventures	1,861,077	1,890,186
Deferred costs, net	267,948	267,600
Other assets	584,986	614,067
Total assets	$15,877,271	$15,857,787
Liabilities
Mortgages and other loans payable, net	$4,167,270	$4,073,830
Unsecured term loan, net	1,179,861	1,179,521
Unsecured notes, net	1,132,354	1,128,315
Accrued interest payable	33,859	36,052
Other liabilities	162,964	206,238
Accounts payable and accrued expenses	169,244	190,583
Deferred revenue	235,208	217,955
Capital lease obligations	42,305	42,132
Deferred land leases payable	2,747	2,583
Dividend and distributions payable	87,617	87,271
Security deposits	66,807	66,504
Liabilities related to assets held for sale	43	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,380,279	7,330,984
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,563 and 4,364 limited partner common units outstanding at March 31, 2017 and December 31, 2016, respectively)	491,298	473,882
Preferred units	302,010	302,010

	March 31, 2017	December 31, 2016
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2017 and December 31, 2016	221,932	221,932
SL Green partners' capital (1,053 and 1,049 general partner common units and 99,723 and 99,513 limited partner common units outstanding at March 31, 2017 and December 31, 2016, respectively)	7,024,818	7,080,406
Accumulated other comprehensive income	16,511	22,137
Total SLGOP partners' capital	7,263,261	7,324,475
Noncontrolling interests in other partnerships	440,423	426,436
Total capital	7,703,684	7,750,911
Total liabilities and capital	$15,877,271	$15,857,787

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue, net	$281,329	$345,607
Escalation and reimbursement	44,192	45,611
Investment income	40,299	54,737
Other income	11,561	9,489
Total revenues	377,381	455,444
Expenses
Operating expenses, including $4,173 in 2017 and $3,462 in 2016 of related party expenses	74,506	79,520
Real estate taxes	61,068	61,674
Ground rent	8,308	8,308
Interest expense, net of interest income	65,622	94,672
Amortization of deferred financing costs	4,761	7,932
Depreciation and amortization	94,134	179,308
Transaction related costs	133	1,279
Marketing, general and administrative	24,143	24,032
Total expenses	332,675	456,725
Income (loss) before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities	44,706	(1,281)
Equity in net income from unconsolidated joint ventures	6,614	10,096
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	2,047	9,915
Gain on sale of real estate, net	567	13,773
Depreciable real estate reserves	(56,272)	—
Gain on sale of investment in marketable securities	3,262	—
Net income	924	32,503
Noncontrolling interests in other partnerships	17,491	(1,974)
Preferred units distributions	(2,850)	(2,648)
Net income attributable to SLGOP	15,565	27,881
Perpetual preferred unit distributions	(3,738)	(3,738)
Net income attributable to SLGOP common unitholders	$11,827	$24,143

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2017	2016
Amounts attributable to SLGOP common unitholders:
Income before depreciable real estate reserves and gains on sale	$65,485	$455
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	2,047	9,915
Gain on sale of real estate, net	567	13,773
Depreciable real estate reserves	(56,272)	—
Net income attributable to SLGOP common unitholders	$11,827	$24,143
Basic earnings per unit:
Income before depreciable real estate reserves and gains on sale	$0.62	$—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.02	0.10
Gain on sale of real estate, net	0.01	0.13
Depreciable real estate reserves	(0.54)	—
Net income attributable to SLGOP common unitholders	$0.11	$0.23
Diluted earnings per unit:
Income before depreciable real estate reserves and gains on sale	$0.62	$—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.02	0.10
Gain on sale of real estate. net	0.01	0.13
Depreciable real estate reserves	(0.54)	—
Net income attributable to SLGOP common unitholders	$0.11	$0.23
Dividends per unit	$0.775	0.72
Basic weighted average common units outstanding	105,250	104,025
Diluted weighted average common units and common unit equivalents outstanding	105,554	104,259

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$924	$32,503
Other comprehensive loss:
Change in net unrealized gain on derivative instruments, including SLGOP's share of joint venture net unrealized gain on derivative instruments	(1,075)	(7,572)
Change in unrealized gain on marketable securities	(4,750)	(1,223)
Other comprehensive loss	(5,825)	(8,795)
Comprehensive (loss) income	(4,901)	23,708
Net loss (income) attributable to noncontrolling interests	17,491	(1,974)
Other comprehensive loss attributable to noncontrolling interests	199	322
Comprehensive income attributable to SLGOP	$12,789	$22,056

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2016	$221,932	100,562	$7,080,406	$22,137	$426,436	$7,750,911
Net income (loss)			15,089		(17,491)	(2,402)
Other comprehensive loss				(5,626)		(5,626)
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		1	56			56
Conversion of common units		120	13,112			13,112
Reallocation of noncontrolling interests in the operating partnership			(15,548)			(15,548)
Deferred compensation plan and stock award, net		(10)	(1,963)			(1,963)
Amortization of deferred compensation plan			6,691			6,691
Repurchase of common stock		(1)	(102)			(102)
Contribution to consolidated joint venture interests					31,947	31,947
Contributions - proceeds from stock options exercised		104	8,752			8,752
Cash distributions to noncontrolling interests					(469)	(469)
Cash distributions declared ($0.775 per common unit, none of which represented a return of capital for federal income tax purposes)			(77,937)			(77,937)
Balance at March 31, 2017	$221,932	100,776	$7,024,818	$16,511	$440,423	$7,703,684

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$924	$32,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,895	187,240
Equity in net income from unconsolidated joint ventures	(6,614)	(10,096)
Distributions of cumulative earnings from unconsolidated joint ventures	5,468	8,891
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(2,047)	(9,915)
Depreciable real estate reserves	56,272	—
Gain on sale of real estate, net	(567)	(13,773)
Gain on sale of investment in marketable securities	(3,262)	—
Deferred rents receivable	(11,722)	(652)
Other non-cash adjustments (1)	20,716	(14,920)
Changes in operating assets and liabilities:
Restricted cash—operations	5,539	(5,318)
Tenant and other receivables	1,272	7,829
Related party receivables	(3,211)	(4,503)
Deferred lease costs	(9,421)	(13,133)
Other assets	(45,356)	(46,736)
Accounts payable, accrued expenses and other liabilities and security deposits	(16,327)	(20,630)
Deferred revenue and land leases payable	25,600	17,303
Net cash provided by operating activities	116,159	114,090
Investing Activities
Acquisitions of real estate property	—	(37,728)
Additions to land, buildings and improvements	(101,090)	(62,500)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	12,483	60,059
Investments in unconsolidated joint ventures	(8,000)	(6,603)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	37,811	95,004
Net proceeds from disposition of real estate/joint venture interest	3,000	139,594
Proceeds from sale or redemption of marketable securities	54,363	—
Other investments	21,721	(4,103)
Origination of debt and preferred equity investments	(402,453)	(117,119)
Repayments or redemption of debt and preferred equity investments	411,969	272,253
Net cash provided by investing activities	29,804	338,857

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Financing Activities
Proceeds from mortgages and other loans payable	$778,445	$227,892
Repayments of mortgages and other loans payable	(680,572)	(127,695)
Proceeds from revolving credit facility, term loan and senior unsecured notes	277,800	520,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(277,800)	(994,296)
Proceeds from stock options exercised and DRIP issuance	8,808	1,256
Repurchase of common stock	(102)	—
Redemption of preferred units	—	(440)
Distributions to noncontrolling interests in other partnerships	(469)	(7,905)
Contributions from noncontrolling interests in other partnerships	31,947	934
Distributions paid on common and preferred units	(87,716)	(80,984)
Other obligations related to mortgage loan participations	—	76,500
Deferred loan costs and capitalized lease obligation	(7,712)	(7,403)
Net cash provided by (used in) financing activities	42,629	(392,141)
Net increase in cash and cash equivalents	188,592	60,806
Cash and cash equivalents at beginning of year	279,443	255,399
Cash and cash equivalents at end of period	$468,035	$316,205

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$18,240	$18,140
Redemption of units in the Operating Partnership for stock	13,112	7,153
Derivative instruments at fair value	4,734	8,141
Exchange of debt investment for equity in joint venture	—	68,581
Issuance of preferred units relating to a real estate acquisition	—	22,750
Tenant improvements and capital expenditures payable	7,087	18,165
Fair value adjustment to noncontrolling interest in Operating Partnership	15,548	25,867
Transfer of assets related to assets held for sale	54,694	1,891,575
Transfer of liabilities related to assets held for sale	43	1,612,001
Deferred leasing payable	1,455	1,699
Removal of fully depreciated commercial real estate properties	2,043	4,822

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2017

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2017, noncontrolling investors held, in the aggregate, a 4.33% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements".
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of March 31, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	24		16,054,606	7	6,558,139	31	22,612,745	94.3%
	Retail	7	(2)(3)	335,393	9	347,970	16	683,363	83.1%
	Development/Redevelopment	6		135,375	3	770,514	9	905,889	55.4%
	Fee Interest	1		176,530	1	26,926	2	203,456	100.0%
		38		16,701,904	20	7,703,549	58	24,405,453	92.7%
Suburban	Office	25	(4)	4,113,800	2	640,000	27	4,753,800	82.3%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		27		4,166,800	3	640,000	30	4,806,800	82.5%
Total commercial properties		65		20,868,704	23	8,343,549	88	29,212,253	91.0%
Residential:
Manhattan	Residential	3	(2)	472,105	12	2,656,856	15	3,128,961	87.2%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	12	2,656,856	15	3,128,961	87.2%
Total portfolio(2)(3)(4)		68		21,340,809	35	11,000,405	103	32,341,214	90.6%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

(2)
As of March 31, 2017, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes the property at 102 Greene Street, which is classified as held for sale at March 31, 2017.

(4)	Includes the property at 520 White Plains Road, which is classified as held for sale at March 31, 2017.
As of March 31, 2017, we also managed an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.0 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2017 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 are $2.1 billion and $1.7 billion, respectively, related to our consolidated VIEs, excluding the Operating Partnership. Included in mortgages and other loans payable on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 are $701.3 million and $621.8 million, respectively, related to our consolidated VIEs, excluding the Operating Partnership. As of March 31, 2017, assets held for sale and liabilities held for sale on the consolidated balance sheets did not include amounts related to consolidated VIEs.
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at March 31, 2017 except for 520 White Plains Road in Tarrytown, NY, and 680/750 Washington Boulevard in Stamford, Connecticut, for which we recorded a $56.3 million depreciable real estate reserve during the three months ended March 31, 2017.
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
We recognized $4.8 million and $34.8 million of rental revenue for the three months ended March 31, 2017 and 2016 respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. Included in rental revenue is $22.5 million for the three months ended March 31, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale. We recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $0.7 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Identified intangible assets (included in other assets):
Gross amount	$648,947	$651,099
Accumulated amortization	(416,805)	(410,930)
Net(1)	$232,142	$240,169
Identified intangible liabilities (included in deferred revenue):
Gross amount	$653,011	$655,930
Accumulated amortization	(470,175)	(464,749)
Net(1)	$182,836	$191,181

(1)
As of March 31, 2017 and December 31, 2016, $0.1 million and none, respectively and $0.1 million and none, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

In February 2016, we closed on the sale of 885 Third Avenue but did not meet the criteria for sale accounting under the full accrual method in ASC 360-20, Property, Plant and Equipment - Real Estate Sales. As a result the property remains on our consolidated balance sheet until the criteria is met. In April 2017, the mortgage was refinanced by the buyer which will result in the Company deconsolidating the property from its financial statements in the second quarter of 2017.
Fair Value Measurements
See Note 16, "Fair Value Measurements."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Investment in Marketable Securities
We designate a security as held-to-maturity, available-for-sale, or trading at acquisition. As of March 31, 2017, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At March 31, 2017 and December 31, 2016, we held the following marketable securities (in thousands):

	March 31, 2017	December 31, 2016
Equity marketable securities	$—	$48,315
Commercial mortgage-backed securities	29,260	36,795
Total marketable securities available-for-sale	$29,260	$85,110
The cost basis of the commercial mortgage-backed securities was $28.3 million and $36.0 million at March 31, 2017 and December 31, 2016, respectively. These securities mature at various times through 2049. The cost basis of the equity marketable securities was $0.0 million and $43.3 million at March 31, 2017 and December 31, 2016, respectively.
During the three months ended March 31, 2017, we disposed of marketable securities for aggregate net proceeds of $54.4 million and realized gain of $3.3 million, which is included in gain on sale of investment in marketable securities on the consolidated statements of operations. We did not sell any of our marketable securities during the three months ended March 31, 2016.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2017.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during three months ended March 31, 2017 and 2016.
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
March 31, 2017

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
During the three months ended March 31, 2017, we recorded Federal, state and local tax provisions of $0.6 million.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are primarily located in Manhattan. We also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than two tenants, who account for 8.1% and 6.7% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at March 31, 2017. For the three months ended March 31, 2017, 8.1%, 6.3%, 5.5%, 5.4%, and 5.1% of our share of cash rent, including our share of joint venture annualized rent was attributable to 1515 Broadway, 1185 Avenue of the Americas, 11 Madison Avenue, 420 Lexington Avenue, and One Madison Avenue, respectively. Our share of annualized cash rent for all other properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In February 2017, the FASB issued guidance to clarify the scope of Subtopic 610-20 as well as provide guidance on accounting for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09. The Company anticipates adopting this guidance January 1, 2018, and applying the cumulative-effect adoption method. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In January, 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. The Company adopted the guidance on the issuance date effective January 5, 2017. The Company expects that most of our real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance will require entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will not longer present transfers between these items on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Early adoption is permitted. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2017 and there was no impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the guidance effective January 1, 2017 and there was no material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments Equity Method and Joint Ventures (Topic 323). The guidance eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted the guidance effective January 1, 2017 and there was no impact on the Company’s consolidated financial statements.
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
March 31, 2017

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
3. Property Acquisitions
During the three months ended March 31, 2017, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended March 31, 2017, we entered into an agreement to sell a 90% interest in 102 Greene Street and to sell the property at 520 White Plains Road in Tarrytown, NY. We recorded a $14.2 million depreciable real estate reserve in connection with the sale of 520 White Plains Road. In April we closed on the sale of 520 White Plains Road and the 90% interest in 102 Greene Street.
Property Dispositions
In January 2017, we admitted two partners, National Pension Service of Korea and Hines Interest LP, into the One Vanderbilt Avenue development project. The partners' ownership interest in the newly formed joint venture is based on their capital contributions up to a maximum of 29.0% in total. In April 2017, the criteria for deconsolidation were met, and the development will be shown within investments in unconsolidated joint ventures beginning with the second quarter of 2017.
5. Debt and Preferred Equity Investments
During the three months ended March 31, 2017 and 2016, our debt and preferred equity investments, net of discounts and deferred origination fees, increased by $403.9 million and $128.8 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $416.5 million and $420.2 million during the three months ended March 31, 2017 and 2016, respectively, which offset the increases in debt and preferred equity investments.
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.
Debt Investments
As of March 31, 2017 and December 31, 2016, we held the following debt investments with an aggregate weighted average current yield of 9.42% at March 31, 2017 (in thousands):

Loan Type	March 31, 2017 Future Funding Obligations	March 31, 2017 Senior Financing	March 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan(3a)	—	502,100	66,197	66,129	June 2017
Mortgage Loan(4)	—	—	26,324	26,311	February 2019
Mortgage Loan	—	—	346	380	August 2019

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Loan Type	March 31, 2017 Future Funding Obligations	March 31, 2017 Senior Financing	March 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	—	1,160,000	197,358	—	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	87,891	12,694	12,692	November 2023
Mezzanine Loan(3b)	—	115,000	12,926	12,925	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Jr. Mortgage Participation/Mezzanine Loan (5)	—	—	—	193,422
Total fixed rate	$—	$2,314,991	$364,345	$360,359
Floating Rate Investments:
Mezzanine Loan(3c)	—	40,000	15,446	15,369	June 2017
Mortgage/ Mezzanine Loan	—	—	32,929	32,847	June 2017
Mortgage/Mezzanine Loan	—	—	22,978	22,959	July 2017
Mortgage/Mezzanine Loan	—	—	16,975	16,960	September 2017
Mortgage/Mezzanine Loan	2,302	—	21,630	20,423	October 2017
Mezzanine Loan	—	60,000	14,970	14,957	November 2017
Mezzanine Loan(3d)	—	85,000	15,206	15,141	December 2017
Mezzanine Loan(3e)	—	65,000	14,714	14,656	December 2017
Mortgage/Mezzanine Loan(3f)	795	—	15,078	15,051	December 2017
Mortgage/Mezzanine Loan(6)	—	125,000	29,902	29,998	January 2018
Mezzanine Loan	—	40,000	19,930	19,913	April 2018
Jr. Mortgage Participation	—	175,000	34,873	34,844	April 2018
Mezzanine Loan	523	20,523	10,880	10,863	August 2018
Mortgage/Mezzanine Loan	—	—	19,864	19,840	August 2018
Mortgage Loan	—	65,000	14,898	14,880	August 2018
Mezzanine Loan	—	37,500	14,698	14,648	September 2018
Mezzanine Loan	2,325	45,025	34,593	34,502	October 2018
Mezzanine Loan	—	335,000	74,543	74,476	November 2018
Mezzanine Loan	—	33,000	26,868	26,850	December 2018
Mezzanine Loan	2,005	169,152	57,496	56,114	December 2018
Mezzanine Loan	14,191	265,704	64,870	63,137	December 2018
Mezzanine Loan	11,177	210,770	68,136	64,505	December 2018
Mezzanine Loan	—	45,000	12,120	12,104	January 2019
Mortgage/Mezzanine Loan	42,548	—	171,352	—	January 2019
Mezzanine Loan	6,383	16,383	5,434	5,410	January 2019
Mezzanine Loan	—	38,000	21,903	21,891	March 2019
Mezzanine Loan	—	265,000	24,736	24,707	April 2019
Mortgage/Jr. Mortgage Participation Loan	32,721	185,649	66,484	65,554	August 2019
Mezzanine Loan	2,500	187,500	37,337	37,322	September 2019
Mortgage/Mezzanine Loan	75,310	—	119,422	111,819	September 2019
Mortgage/Mezzanine Loan	35,630	—	33,714	33,682	January 2020
Mezzanine Loan(7)	13,273	502,066	65,993	125,911	January 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,613	15,606	July 2021
Mortgage/Mezzanine Loan(8)	—	—	—	145,239

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Loan Type	March 31, 2017 Future Funding Obligations	March 31, 2017 Senior Financing	March 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Total floating rate	$241,683	$3,071,272	$1,215,585	$1,232,178
Total	$241,683	$5,386,263	$1,579,930	$1,592,537

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $41.3 million, (b) $12.0 million, (c) $14.5 million, (d) $14.6 million, (e) $14.1 million, and (f) $5.1 million.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition, is currently on non-accrual status and has no carrying value.

(5)	This loan was repaid in March 2017.

(6)	This loan was extended in January 2017.

(7)	$66.1 million of outstanding principal was syndicated in February 2017.

(8)	This loan was repaid in January 2017.

Preferred Equity Investments
As of March 31, 2017 and December 31, 2016, we held the following preferred equity investments with an aggregate weighted average current yield of 8.36% at March 31, 2017 (in thousands):

Type	March 31, 2017 Future Funding Obligations	March 31, 2017 Senior Financing	March 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$73,448	$9,986	$9,982	March 2018
Preferred Equity	—	58,617	37,920	37,893	November 2018
Total	$—	$132,065	$47,906	$47,875

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

At March 31, 2017 and December 31, 2016, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as further discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at March 31, 2017 and 2016 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $90.3 million and $99.5 million at March 31, 2017 and December 31, 2016, respectively. No financing receivables were 90 days past due at March 31, 2017.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2017, 650 Fifth Avenue, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $223.6 million and $220.1 million as of March 31, 2017 and December 31, 2016, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting. The table below provides general information on each of our joint ventures as of March 31, 2017:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	January 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.88%	56.88%	674,000	April 2007	520,000
Jericho Plaza	Onyx Equities/Credit Suisse	11.67%	11.67%	640,000	April 2007	210,000
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
3 Columbus Circle(3)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(4)	Jeff Sutton	50.00%	50.00%	57,718	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,010	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(5)	Private Investors	32.28%	32.28%	13,069	December 2012	75,000
650 Fifth Avenue(6)	Jeff Sutton	50.00%	50.00%	69,214	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street Brooklyn, New York	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio (7)	Various	Various	Various	1,439,016	February 2015	36,668
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
76 11th Avenue(8)	Oxford/Vornado	33.33%	35.09%	764,000	March 2016	138,240
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000	August 2016	2,605,000
333 East 22nd Street (9)	Private Investors	33.33%	33.33%	26,926	August 2016	—
400 E 57th Street (10)	Blackrock, Inc and Stonehenge Partners	51.00%	41.00%	290,482	October 2016	170,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of March 31, 2017. Changes in ownership or economic interests within the current year are disclosed in the notes below.

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

(7)	In March, 2017, the Company sold a partial interest in the Stonehenge Portfolio as further described under Sale of Joint Venture Interest or Properties below.

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

(9)	The joint venture acquired a leasehold interest in the property in October 2016.

(10)
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
March 31, 2017

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of March 31, 2017 and December 31, 2016, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	March 31, 2017	December 31, 2016	Maturity Date
Mezzanine Loan and Preferred Equity(1)	$100,000	$100,000	March 2018
Mezzanine Loan(2)	45,551	45,622	February 2022
Mezzanine Loan(3)	24,965	24,542	July 2036
	$170,516	$170,164

(1)	These loans were extended in February 2017.

(2)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP.

(3)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.

Sale of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the three months ended March 31, 2017:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain on Sale (in thousands)(2)
Stonehenge Portfolio (partial)	Various	March 2017	Ownership Interest	$300,000	$871

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents the Company's share of the gain or loss.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2017 and December 31, 2016, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	March 31, 2017	December 31, 2016
Fixed Rate Debt:
521 Fifth Avenue	November 2019	3.73%	$170,000	$170,000
717 Fifth Avenue (2)	July 2022	4.45%	300,000	300,000
717 Fifth Avenue (2)	July 2022	5.50%	355,328	355,328
21 East 66th Street	April 2023	3.60%	12,000	12,000
3 Columbus Circle	March 2025	3.61%	350,000	350,000
11 Madison Avenue	September 2025	3.84%	1,400,000	1,400,000
800 Third Avenue	February 2026	3.37%	177,000	177,000
400 East 57th Street	November 2026	3.00%	100,000	100,000
Stonehenge Portfolio (3)	Various	4.19%	347,671	362,518
1745 Broadway (4)			—	340,000
Total fixed rate debt			$3,211,999	$3,566,846

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Property	Maturity Date	Interest Rate (1)	March 31, 2017	December 31, 2016
Floating Rate Debt:
55 West 46th Street (5)	October 2017	3.08%	$159,718	$157,322
175-225 Third Street	December 2017	4.79%	40,000	40,000
Jericho Plaza (6)	March 2018	4.93%	76,993	76,993
724 Fifth Avenue	April 2018	3.20%	275,000	275,000
1552 Broadway (7)	April 2018	4.99%	185,410	185,410
605 West 42nd Street	July 2018	3.02%	539,000	539,000
650 Fifth Avenue (8)	August 2018	4.54%	86,500	77,500
280 Park Avenue	June 2019	2.78%	900,000	900,000
121 Greene Street	November 2019	2.28%	15,000	15,000
1745 Broadway (9)	January 2020	2.98%	345,000	—
10 East 53rd Street	February 2020	3.13%	170,000	125,000
131-137 Spring Street	August 2020	2.33%	141,000	141,000
11 West 34th Street	January 2021	2.23%	23,000	23,000
100 Park Avenue	February 2021	2.53%	360,000	360,000
21 East 66th Street	June 2033	3.00%	1,706	1,726
Stonehenge Portfolio (10)	Various	5.85%	65,489	65,577
Total floating rate debt			$3,383,816	$2,982,528
Total joint venture mortgages and other loans payable			$6,595,815	$6,549,374
Deferred financing costs, net			(97,083)	(95,408)
Total joint venture mortgages and other loans payable, net			$6,498,732	$6,453,966

(1)	Effective weighted average interest rate for the three months ended March 31, 2017, taking into account interest rate hedges in effect during the period.

(2)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(3)	Amount is comprised of $34.3 million, $139.0 million, and $174.4 million in fixed-rate mortgages that mature in November 2017, August 2019, and June 2024, respectively.

(4)	In January 2017, this loan was refinanced with a floating rate loan as shown above.

(5)	This loan has a committed amount of $190.0 million, of which $30.3 million was unfunded as of March 31, 2017.

(6)	We hold an 11.67% non-controlling interest in the joint venture and the property secures a two year $100.0 million loan, of which $77.0 million is currently outstanding.

(7)
These loans are comprised of a $145.0 million mortgage loan and a $41.5 million mezzanine loan. As of March 31, 2017, $0.6 million of the mortgage loan and $0.5 million of the mezzanine loan were unfunded.

(8)	This loan has a committed amount of $97.0 million, of which $10.5 million was unfunded as of March 31, 2017.

(9)	This loan has a committed amount of $375.0 million, of which $30.0 million was unfunded as of March 31, 2017.

(10)	Amount is comprised of $55.3 million and $10.2 million in floating-rate mortgages that mature in June 2017 and December 2017, respectively.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 175-225 Third Street, 605 West 42nd Street, 400 East 57th Street, and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $12.7 million and $4.5 million from these services for the three months ended March 31, 2017 and 2016, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

The combined balance sheets for the unconsolidated joint ventures, at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Assets
Commercial real estate property, net	$8,734,099	$9,131,717
Cash and restricted cash	263,301	328,455
Tenant and other receivables, related party receivables, and deferred rents receivable, net of allowance	248,492	232,778
Debt and preferred equity investments, net	336,518	336,164
Other assets	694,384	683,481
Total assets	$10,276,794	$10,712,595
Liabilities and members' equity
Mortgages and other loans payable, net	$6,498,732	$6,453,966
Deferred revenue/gain	351,614	356,414
Other liabilities	367,980	391,500
Members' equity	3,058,468	3,510,715
Total liabilities and members' equity	$10,276,794	$10,712,595
Company's investments in unconsolidated joint ventures	$1,861,077	$1,890,186
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenues	$216,521	$162,512
Operating expenses	38,794	27,254
Ground rent	4,251	3,211
Real estate taxes	34,939	24,210
Interest expense, net of interest income	55,328	49,736
Amortization of deferred financing costs	6,505	3,236
Transaction related costs	89	—
Depreciation and amortization	71,164	37,851
Total expenses	211,070	145,498
Loss on early extinguishment of debt	—	(1,606)
Net income before gain on sale	$5,451	$15,408
Company's equity in net income from unconsolidated joint ventures	$6,614	$10,096
7. Deferred Costs
Deferred costs at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Deferred leasing costs	$475,575	$468,971
Less: accumulated amortization	(207,627)	(201,371)
Deferred costs, net	$267,948	$267,600

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at March 31, 2017 and December 31, 2016, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	March 31, 2017	December 31, 2016
Fixed Rate Debt:
Unsecured Loan	June 2018	4.81%	$16,000	$16,000
One Madison Avenue	May 2020	5.91%	509,967	517,806
762 Madison Avenue	February 2022	3.99%	771	7,694
100 Church Street	July 2022	4.68%	220,161	221,446
919 Third Avenue (2)	June 2023	5.12%	500,000	500,000
420 Lexington Avenue	October 2024	3.99%	300,000	300,000
1515 Broadway	March 2025	3.93%	884,470	888,531
400 East 58th Street (3)	November 2026	3.00%	40,000	40,000
Landmark Square	January 2027	4.90%	100,000	100,000
485 Lexington Avenue	February 2027	4.41%	450,000	450,000
1080 Amsterdam (4)	February 2027	3.63%	36,363	—
315 West 33rd Street	February 2027	4.17%	250,000	—
Series J Preferred Units (5)	April 2051	3.75%	4,000	4,000
885 Third Avenue (6)		6.26%	267,650	267,650
FHLBNY Facility (7)			—	105,000
FHLBNY Facility (7)			—	100,000
Total fixed rate debt			$3,579,382	$3,518,127
Floating Rate Debt:
719 Seventh Avenue	February 2018	3.84%	$39,521	$37,388
183, 187 Broadway & 5-7 Dey Street	May 2018	3.48%	58,000	58,000
Master Repurchase Agreement	July 2018	3.28%	184,642	184,642
220 East 42nd Street	October 2020	2.38%	275,000	275,000
One Vanderbilt Avenue (8)	September 2021	4.29%	100,000	64,030
1080 Amsterdam (9)			—	3,525
Total floating rate debt			$657,163	$622,585
Total fixed rate and floating rate debt			$4,236,545	$4,140,712
Mortgages reclassed to liabilities related to assets held for sale			—	—
Total mortgages and other loans payable			$4,236,545	$4,140,712
Deferred financing costs, net of amortization			(69,275)	(66,882)
Total mortgages and other loans payable, net			$4,167,270	$4,073,830

(1)	Effective weighted average interest rate for the quarter ended March 31, 2017, taking into account interest rate hedges in effect during the period.

(2)	We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan.

(3)	The loan carries a fixed interest rate of 3.00% for the first 5 years and is prepayable without penalty in year 5.

(4)
The loan is comprised of a $35.5 million mortgage loan and $0.9 million subordinate loan with a fixed interest rate of 3.50% and 7.00%, respectively, for the first 5 years and is prepayable without penalty in year 5.

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

(6)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting at that time and, therefore, remains on our consolidated balance sheet as of March 31, 2017. In April 2017, the mortgage was refinanced by the buyer which will result in the Company deconsolidating the property from its financial statements in the second quarter of 2017.

(7)	The facility was repaid in January 2017.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

(8)
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

(9)	In January 2017, this loan was refinanced with a fixed rate loan as shown above.

Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, was a member of the Federal Home Loan Bank of New York, or FHLBNY. Belmont's membership was terminated on February 20, 2017 and all funds borrowed from the FHLBNY were repaid in January 2017.
Master Repurchase Agreement
In July 2016, we entered into a restated Master Repurchase Agreement, or MRA, which provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. The MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2012 credit facility, as defined below.
At March 31, 2017 and December 31, 2016, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $7.1 billion and $6.0 billion, respectively.
9. Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of March 31, 2017, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2017, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At March 31, 2017, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At March 31, 2017, the effective interest rate was 2.03% for the revolving credit facility and 2.33% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2017, the facility fee was 25 basis points.
As of March 31, 2017, we had $84.8 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At March 31, 2017 and December 31, 2016 the revolving credit facility had a carrying value of $(5.6) million, representing deferred financing costs presented within other liabilities, and $(6.3) million, respectively, net of deferred financing costs. At March 31, 2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2017 and December 31, 2016, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2017 Unpaid Principal Balance	March 31, 2017 Accreted Balance	December 31, 2016 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
October 12, 2010 (2)	$345,000	$337,461	$334,077	3.00%	3.00%	7	October 2017
August 5, 2011 (3)	250,000	249,898	249,880	5.00%	5.00%	7	August 2018
March 16, 2010 (3)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (3)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (3)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
	$1,145,000	$1,137,359	$1,133,957
Deferred financing costs, net		(5,005)	(5,642)
	$1,145,000	$1,132,354	$1,128,315

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.7279 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing April 1, 2017 and will remain exchangeable through June 30, 2017. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of March 31, 2017, $7.5 million remained to be amortized into the debt balance.

(3)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2017 and 2016, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2017, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2017	$38,330	$267,650	$—	$—	$—	$345,000	$650,980	$82,368
2018	54,938	298,163	—	—	—	250,000	603,101	282,958
2019	59,618	—	—	1,183,000	—	—	1,242,618	555,545
2020	41,427	679,531	—	—	—	250,000	970,958	320,884
2021	30,418	100,000	—	—	—	—	130,418	184,134
Thereafter	90,533	2,575,937	—	—	100,000	300,000	3,066,470	1,349,340
	$315,264	$3,921,281	$—	$1,183,000	$100,000	$1,145,000	$6,664,545	$2,775,229

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense before capitalized interest	$72,422	$102,155
Interest capitalized	(6,279)	(6,618)
Interest income	(521)	(865)
Interest expense, net	$65,622	$94,672
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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. We also recorded expenses for these services, inclusive of capitalized expenses, of $4.5 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively, for these services (excluding services provided directly to tenants).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.
One Vanderbilt Investment
In December 2016, we entered into agreements with entities owned and controlled by Marc Holliday and Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project at the appraised fair market value for the interests acquired. This investment entitles these entities to receive approximately 1.50% - 1.80% and 1.00% - 1.20%, respectively, of any profits realized by the Company from its One Vanderbilt project in excess of the Company’s capital contributions. The entities have no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests will have no value and will not entitle these entities to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company has received distributions from the One Vanderbilt project in excess of the Company’s aggregate investment in the project. In the event that the Company does not realize a profit on its investment in the project (or would not realize a profit based on the value at the time the interests are repurchased), the entities owned and controlled by Messrs. Holliday and Mathias will lose the entire amount of their investment.
Fifty percent of these interests were purchased on December 31, 2016 and the remaining fifty percent will be purchased on December 31, 2017. The entities owned and controlled by Messrs. Holliday and Mathias will pay $1.4 million and $1.0 million, respectively, which equals the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
Other
Amounts due from related parties at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Due from joint ventures	$2,210	$1,240
Other	16,857	14,616
Related party receivables	$19,067	$15,856
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2017 and December 31, 2016, the noncontrolling interest unit holders owned 4.33%, or 4,562,717 units, and 4.16%, or 4,363,716 units, of the Operating Partnership, respectively. As of March 31, 2017, 4,562,717 shares of SL Green's common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of March 31, 2017 and December 31, 2016 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

	March 31, 2017	December 31, 2016
Balance at beginning of period	$473,882	$424,206
Distributions	(3,537)	(12,671)
Issuance of common units	18,240	78,495
Redemption of common units	(13,112)	(31,805)
Net income	476	10,136
Accumulated other comprehensive income allocation	(199)	1,299
Fair value adjustment	15,548	4,222
Balance at end of period	$491,298	$473,882
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
March 31, 2017

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
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of March 31, 2017, no Subsidiary Series B Preferred Units have been issued.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Balance at beginning of period	$302,010	$282,516
Issuance of preferred units	—	22,793
Redemption of preferred units	—	(3,299)
Balance at end of period	$302,010	$302,010
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2017, 100,776,414 shares of common stock and no shares of excess stock were issued and outstanding.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. At March 31, 2017 repurchases made under the stock repurchase plans were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be purchased under the plan (in millions)
First quarter 2017	982	$103.89	982	$999.9
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
Earnings per Share
SL Green's earnings per share for the three months ended March 31, 2017 and 2016 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2017	2016
Basic Earnings:
Income attributable to SL Green common stockholders	$11,351	$23,221
Effect of Dilutive Securities:
Redemption of units to common shares	476	922
Diluted Earnings:
Income attributable to SL Green common stockholders	$11,827	$24,143

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

	Three Months Ended March 31,
Denominator	2017	2016
Basic Shares:
Weighted average common stock outstanding	100,643	100,051
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,607	3,974
Stock-based compensation plans	304	234
Diluted weighted average common stock outstanding	105,554	104,259
SL Green has excluded 1,025,419 and 1,349,019 common stock equivalents from the diluted shares outstanding for the three months ended March 31, 2017 and 2016, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at March 31, 2017 owned 100,776,414 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of March 31, 2017, limited partners other than SL Green owned 4.33%, or 4,562,717 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2017 and 2016, respectively are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2017	2016
Basic and Diluted Earnings:
Net income attributable to SLGOP common unitholders	$11,827	$24,143

	Three Months Ended March 31,
Denominator	2017	2016
Basic units:
Weighted average common units outstanding	105,250	104,025
Effect of Dilutive Securities:
Stock-based compensation plans	304	234
Diluted weighted average common units outstanding	105,554	104,259
The Operating Partnership has excluded 1,025,419 and 1,349,019 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2017 and 2016, respectively, as they were anti-dilutive.
14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) granted after the effective date of the Fourth Amendment 2005 Plan counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2017, $8.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2014 Outperformance Plan.
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
March 31, 2017

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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2017 and the year ended December 31, 2016.

	March 31, 2017	December 31, 2016
Dividend yield	2.50%	2.37%
Expected life	4.8 years	3.7 years
Risk-free interest rate	1.82%	1.57%
Expected stock price volatility	31.00%	26.76%
A summary of the status of the Company's stock options as of March 31, 2017 and December 31, 2016, and changes during the three months ended March 31, 2017 and year ended December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	$1,737,213	$98.44	$1,595,007	$95.52
Granted	60,000	106.05	445,100	105.86
Exercised	(104,151)	84.03	(192,875)	76.90
Lapsed or cancelled	(25,201)	127.28	(110,019)	123.86
Balance at end of period	$1,667,861	$99.18	$1,737,213	$98.44
Options exercisable at end of period	889,076	$90.92	748,617	$87.72
Weighted average fair value of options granted during the period	$1,496,838		$8,363,036
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.7 years and the remaining average contractual life of the options exercisable was 2.8 years.
During the three months ended March 31, 2017 and 2016, we recognized compensation expense for these options of $2.0 million and $2.0 million, respectively. As of March 31, 2017, there was $12.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

A summary of the Company's restricted stock as of March 31, 2017 and December 31, 2016 and charges during the three months ended March 31, 2017 and the year ended December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
Balance at beginning of period	3,202,031	3,137,881
Granted	—	98,800
Cancelled	—	(34,650)
Balance at end of period	3,202,031	3,202,031
Vested during the period	82,786	83,822
Compensation expense recorded	$2,380,926	$7,153,966
Weighted average fair value of restricted stock granted during the period	$—	$10,650,077
The fair value of restricted stock that vested during the three months ended March 31, 2017 and the year ended December 31, 2016 was $8.0 million and $7.6 million, respectively. As of March 31, 2017 there was $18.4 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.
For the three months ended March 31, 2017 and 2016, $1.6 million and $1.5 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We have granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $20.5 million and $25.4 million as of March 31, 2017 and December 31, 2016, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2017, there was $12.1 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.4 years. During the three months ended March 31, 2017 and 2016, we recorded compensation expense related to bonus, time-based and performance based awards of $10.0 million and $9.5 million, respectively.
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
The cost of the 2014 Outperformance Plan ($29.2 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of March 31, 2017, will be amortized into earnings through the final vesting period. We recorded compensation expense of $2.1 million and $1.5 million, for the three months ended March 31, 2017 and 2016, respectively, related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

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
During the three months ended March 31, 2017, 9,320 phantom stock units and 8,592 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.9 million and $1.6 million during the for the three months ended March 31, 2017 and 2016, respectively, related to the Deferred Compensation Plan. As of March 31, 2017, there were 96,447 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2017, 97,446 shares of SL Green's common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of March 31, 2017 (in thousands):

	Net unrealized gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2016	$12,596	$4,021	$5,520	$22,137
Other comprehensive (loss) income before reclassifications	(2,429)	277	(1,426)	(3,578)
Amounts reclassified from accumulated other comprehensive income	758	324	(3,130)	(2,048)
Balance at March 31, 2017	$10,925	$4,622	$964	$16,511

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of March 31, 2017 and December 31, 2016, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $4.7 million and $7.1 million, respectively.

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
March 31, 2017

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29,260	$—	$29,260	$—
Interest rate cap and swap agreements (included in other assets)	$16,355	$—	$16,355	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$85,110	$48,315	$36,795	$—
Interest rate cap and swap agreements (included in other assets)	$21,090	$—	$21,090	$—
Liabilities:
Interest rate cap and swap agreements (included in accrued interest payable and other liabilities)	$1	$—	$1	$—
We determine other than temporary impairment in real estate investments and debt and preferred equity investments, including intangibles primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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
The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, debt and preferred equity investments, mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of debt and preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates, which is provided by a third-party specialist.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

The following table provides the carrying value and fair value of these financial instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,627,836	(2)	$1,640,412	(2)

Fixed rate debt	$5,516,740	$5,804,033	$5,452,084	$5,722,494
Variable rate debt	1,140,163	1,138,228	1,105,585	1,110,110
	$6,656,903	$6,942,261	$6,557,669	$6,832,604

(1)	Amounts exclude net deferred financing costs.

(2)
At March 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion. At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2017 and December 31, 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at March 31, 2017 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	0.938%	October 2014	December 2017	Other Assets	$278
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	207
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	207
Interest Rate Cap	137,500	4.000%	September 2015	September 2017	Other Assets	—
Interest Rate Cap	1,450,000	4.750%	May 2016	May 2017	Other Assets	—
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Assets	10,558
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	5,105
Interest Rate Cap	23,199	4.500%	October 2016	October 2017	Other Assets	—
						$16,355
During the three months ended March 31, 2017, we recorded a loss on the changes in the fair value of $0.1 million, which is included in interest expense on the consolidated statements of operations. During the three months ended March 31, 2016, we recorded a gain on the changes in the fair value of $0.1 million, which is included in interest expense on the consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was zero. As of March 31, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of zero at March 31, 2017.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $1.1 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $0.7 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized into Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2017	2016		2017	2016		2017	2016
Interest Rate Swaps/Caps	$(3,137)	$(6,919)	Interest expense	$979	$2,163	Interest expense	$(8)	$(39)
Share of unconsolidated joint ventures' derivative instruments	341	(2,765)	Equity in net income from unconsolidated joint ventures	399	351	Equity in net income from unconsolidated joint ventures	(95)	(436)
	$(2,796)	$(9,684)		$1,378	$2,514		$(103)	$(475)
18. Commitments and Contingencies
Legal Proceedings
As of March 31, 2017, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

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
Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of March 31, 2017 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2017	$1,790	$23,287
2018	2,387	31,049
2019	2,411	31,066
2020	2,620	31,436
2021	2,794	31,628
Thereafter	822,688	732,724
Total minimum lease payments	$834,690	$881,190
Amount representing interest	(792,385)
Capital lease obligations	$42,305
19. Segment Information
The Company is a REIT with in-house capabilities in commercial and residential property management, acquisitions and dispositions, financing, development and redevelopment, construction and leasing in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected consolidated results of operations for the three months ended March 31, 2017 and 2016, and selected asset information as of March 31, 2017 and December 31, 2016, regarding our operating segments are as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2017	$330,829	$46,552	$377,381
March 31, 2016	395,887	59,557	455,444
Net income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities

Three months ended:
March 31, 2017	$11,718	$39,602	$51,320
March 31, 2016	(43,402)	52,217	8,815
Total assets
As of:
March 31, 2017	$13,912,271	$1,965,000	$15,877,271
December 31, 2016	13,868,085	1,989,702	15,857,787
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRA. Interest is imputed on the remaining investments using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three months ended March 31, 2017 and 2016, marketing, general and administrative expenses totaled $24.1 million, and $24.0 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities	$51,320	$8,815
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	2,047	9,915
Gain on sale of real estate, net	567	13,773
Depreciable real estate reserves	(56,272)	—
Gain on sale of investment in marketable securities	3,262	—
Net income	$924	$32,503

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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report of this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
As of March 31, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	24		16,054,606	7	6,558,139	31	22,612,745	94.3%
	Retail	7	(2)(3)	335,393	9	347,970	16	683,363	83.1%
	Development/Redevelopment	6		135,375	3	770,514	9	905,889	55.4%
	Fee Interest	1		176,530	1	26,926	2	203,456	100.0%
		38		16,701,904	20	7,703,549	58	24,405,453	92.7%
Suburban	Office	25		4,113,800	2	640,000	27	4,753,800	82.3%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		27		4,166,800	3	640,000	30	4,806,800	82.5%
Total commercial properties		65		20,868,704	23	8,343,549	88	29,212,253	91.0%
Residential:
Manhattan	Residential	3	(2)	472,105	12	2,656,856	15	3,128,961	87.2%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	12	2,656,856	15	3,128,961	87.2%
Total portfolio(2)(3)(4)		68		21,340,809	35	11,000,405	103	32,341,214	90.6%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2017, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes the property at 102 Greene Street, which is classified as held for sale at March 31, 2017.

(4)	Includes the property at 520 White Plains Road, which is classified as held for sale at March 31, 2017.
As of March 31, 2017, we also an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.0 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.

Critical Accounting Policies
Refer to the 2016 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three months ended March 31, 2017.

Results of Operations
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016
The following comparison for the three months ended March 31, 2017, or 2017, to the three months ended March 31, 2016, or 2016, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at March 31, 2017 (Same-Store Properties totaled 55 of our 68 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2017 and 2016 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,

iii.	"Disposed Properties" which represents all properties or interests in properties sold or partially sold in 2017 and 2016, and

iv.	“Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	$ Change	% Change

Rental revenue	$272.5	$263.4	$9.1	3.5%	$4.7	$4.0	$4.1	$78.2	$281.3	$345.6	$(64.3)	(18.6)%
Escalation and reimbursement	42.7	41.7	1.0	2.4%	0.1	0.1	1.4	3.8	44.2	45.6	(1.4)	(3.1)%
Investment income	—	—	—	—%	—	—	40.3	54.7	40.3	54.7	(14.4)	(26.3)%
Other income	1.4	2.0	(0.6)	(30.0)%	1.1	0.3	9.1	7.2	11.6	9.5	2.1	22.1%
Total revenues	316.6	307.1	9.5	3.1%	5.9	4.4	54.9	143.9	377.4	455.4	(78.0)	(17.1)%

Property operating expenses	139.0	136.1	2.9	2.1%	1.0	1.4	4.0	12.0	144.0	149.5	(5.5)	(3.7)%
Transaction related costs	—	0.2	(0.2)	(100.0)%	—	0.5	0.1	0.6	0.1	1.3	(1.2)	(92.3)%
Marketing, general and administrative	—	—	—	—%	—	—	24.1	24.0	24.1	24.0	0.1	0.4%
	139.0	136.3	2.7	2.0%	1.0	1.9	28.2	36.6	168.2	174.8	(6.6)	(3.8)%

Operating income before equity in net income from unconsolidated joint ventures	$177.6	$170.8	$6.8	4.0%	$4.9	$2.5	$26.7	$107.3	$209.2	$280.6	$(71.4)	(25.4)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(70.4)	(102.6)	32.2	(31.4)%
Depreciation and amortization									(94.1)	(179.3)	85.2	(47.5)%
Equity in net income from unconsolidated joint ventures									6.6	10.1	(3.5)	(34.7)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									2.0	9.9	(7.9)	(79.8)%
Gain on sale of real estate, net									0.6	13.8	(13.2)	(95.7)%
Depreciable real estate reserves									(56.3)	—	(56.3)	100.0%
Gain on sale of investment in marketable securities									3.3	—	3.3	100.0%
Net income									$0.9	$32.5	$(31.6)	(97.2)%
Rental, Escalation and Reimbursement Revenues
Rental revenues decreased primarily as a result of Disposed Properties ($73.5 million), which included 388 Greenwich Street ($33.8 million) and the effect of the partial sale and deconsolidation of 11 Madison Avenue ($36.1 million) partially offset by increased rents at our Same-Store Properties ($9.1 million). Increased rental revenue at Same-Store Properties was primarily driven by 919 Third Avenue ($3.5 million), 711 Third Avenue ($2.7 million), and 420 Lexington Avenue ($1.5 million).
Escalation and reimbursement revenue decreased primarily as a result of Disposed Properties ($2.4 million) partially offset by higher recoveries ($1.0 million) at our Same-Store properties.

The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2017 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,149,571
Space which became available during the period (3)
• Office	358,246
• Retail	18,576
• Storage	4,821
	381,643
Total space available	1,531,214
Leased space commenced during the period:
• Office(4)	220,061	240,280	$75.60	$65.96	$63.31	6.3	8.6
• Retail	16,158	16,171	$293.61	$245.02	$24.10	6.3	16.0
• Storage	2,614	2,663	$35.84	$42.91	$0.40	—	3.8
Total leased space commenced	238,833	259,114	$88.80	$85.86	$60.21	6.3	9.0

Total available space at end of period	1,292,381

Early renewals
• Office	70,573	78,792	$87.72	$74.49	$25.10	3.2	5.0
• Retail	37,544	27,382	$31.96	$5.09	$—	—	5.0
• Storage	1,286	1,341	$33.53	$35.28	$—	—	3.4
Total early renewals	109,403	107,515	$72.85	$56.33	$18.40	2.3	5.0

Total commenced leases, including replaced previous vacancy
• Office		319,072	$78.59	$69.26	$53.87	5.6	7.7
• Retail		43,553	$129.11	$94.17	$8.95	2.4	9.1
• Storage		4,004	$35.06	$39.74	$0.27	—	3.7
Total commenced leases		366,629	$84.12	$73.20	$47.95	5.1	7.8

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	965,021
Space which became available during the period(3)
• Office	61,338
• Retail	338
• Storage	1,485
	63,161
Total space available	1,028,182
Leased space commenced during the period:
• Office(5)	45,649	47,186	$28.33	$31.47	$34.20	9.9	7.6
• Retail	338	338	$33.00	$33.00	$—	—	5.0
Total leased space commenced	45,987	47,524	$28.36	$31.50	$33.96	9.8	7.6

Total available space at end of the period	982,195

Early renewals
• Office	62,318	63,787	$30.26	$29.40	$0.13	2.6	3.0
• Storage	752	752	$15.00	$13.00	$—	—	2.7
Total early renewals	63,070	64,539	$30.09	$29.21	$0.13	2.5	3.0

Total commenced leases, including replaced previous vacancy
• Office		110,973	$29.05	$29.81	$13.69	5.6	4.8
• Retail		338	$33.00	$33.00	$—	—	5.0
• Storage		752	$15.00	$13.00	$—	—	2.7
Total commenced leases		112,063	$28.97	$29.67	$13.56	5.6	4.8
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $72.06 per rentable square feet for 125,284 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $78.11 per rentable square feet for 204,076 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $30.20 per rentable square feet for 15,692 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $30.25 per rentable square feet for 79,479 rentable square feet.

Investment Income
For the three months ended March 31, 2017, investment income decreased primarily as a result of accelerated recognition of income on the early repayment of certain debt positions in 2016 ($10.2 million), as well as a lower weighted average yield and balance during the three months ended March 31, 2017, partially offset by higher interest on LIBOR based loans due to increases in the benchmark rate. For the three months ended March 31, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.6 billion and 9.4%, respectively, compared to $1.7 billion and 10.4%, respectively, for the same period in 2016. As of March 31, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.0 years.
Other Income
Other income increased primarily as a result of increased revenues from Service Corp in 2017 ($2.7 million), which was partially offset by a lease surrender fee received in the first quarter of 2016 ($0.7 million).
Property Operating Expenses
Property operating expenses decreased primarily due to Disposed Properties ($9.1 million), which was partially offset by increased operating expenses at our Same-Store Properties ($2.7 million).

Transaction Related Costs
The decrease in transaction related costs in 2017 is primarily due to the adoption in 2017 of ASU No. 2017-01 which clarified the definition of a business and provided guidance to assist in determining whether transactions should be accounted for as acquisitions of assets or businesses. Following the adoption of the guidance, most of our real estate acquisitions are considered asset acquisitions and transaction costs are therefore capitalized to the investment basis when they would have previously been expensed under the previous guidance. Transaction costs expensed in 2017 relate primarily to dead deals for which any costs incurred are expensed.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended March 31, 2017 were $24.1 million, or 5.2% of total combined revenues, including our share of joint venture revenues, and 51 basis points of total combined assets, including our share of joint venture assets compared to $24.0 million, or 4.6% of total revenues including our share of joint venture revenues, and 45 basis points of total assets including our share of joint venture assets for 2016.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense, net of interest income, decreased primarily as a result of the Disposed Properties ($21.4 million), the repayment of Senior Unsecured Notes that matured in March 2016 ($3.8 million), a lower weighted average balance of the revolver ($3.8 million), partially offset by increased balances of our term loans ($2.5 million). The weighted average consolidated debt balance outstanding decreased to $6.7 billion for the three months ended March 31, 2017 from $10.0 billion for the three months ended March 31, 2016. The weighted average interest rate was 4.08% for the three months ended March 31, 2017 as compared to 3.79% for the three months ended March 31, 2016.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the Disposed Properties ($91.0 million).
Equity in Net Income in Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of higher net income contributions from 1552-1560 Broadway ($3.6 million) in 2016, as a result of the settlement of arbitration regarding a tenant's rent at the property.

Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures/Real Estate
During the three months ended March 31, 2017, we recognized a gain on sale associated with the sale of part of our joint venture interest in the Stonehenge Portfolio ($0.9 million). During the three months ended March 31, 2016, we recognized a gain on sale associated with the sale of our joint venture interest at 315 West 36th Street ($16.3 million), partially offset by a loss on the sale of our joint venture interest at The Meadows ($1.6 million).
Gain on Sale of Real Estate
During the three months ended March 31, 2016, we recognized a gain on sale associated with the sale of the property at 248-252 Bedford Avenue in Brooklyn, New York ($13.8 million).
Depreciable Real Estate Reserves
During the three months ended March 31, 2017, we recorded a $56.3 million charge in connection with 520 White Plains Road in Tarrytown, NY, and 680/750 Washington Boulevard in Stamford, Connecticut.
Reconciliation of Same-Store Operating Income to Same-Store Net Operating Income
We present Same-Store net operating income, or Same-Store NOI, because we believe that this measure provides investors with useful information regarding the operating performance of properties that are comparable for the periods presented. We determine Same-Store NOI by subtracting Same-Store property operating expenses and ground rent from Same-Store rental revenues and other income. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. Same Store NOI is not an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.

For properties owned since January 1, 2016 and still owned and operated at March 31, 2017, Same-Store NOI is determined as follows (in millions):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Rental revenues	$315.2	$305.2	$10.0	3.3%
Other income	1.4	2.0	(0.6)	(30.0)%
Total revenues	316.6	307.2	9.4	3.1%
Property operating expenses	139.0	136.1	2.9	2.1%
Operating income	177.6	171.1	6.5	3.8%
Less: Non-building NOI	(0.9)	(0.4)	(0.5)	125.0%
Same-Store NOI	176.7	170.7	6.0	3.5%

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2017 are as follows (in thousands):

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Property mortgages and other loans	$305,980	$168,459	$59,618	$720,958	$130,418	$2,666,470	$4,051,903
MRA and FHLB facilities	—	184,642	—	—	—	—	184,642
Corporate obligations	345,000	250,000	1,183,000	250,000	—	400,000	2,428,000
Joint venture debt-our share	82,368	282,958	555,545	320,884	184,134	1,349,340	2,775,229
Total	$733,348	$886,059	$1,798,163	$1,291,842	$314,552	$4,415,810	$9,439,774

As of March 31, 2017, we had $497.3 million of consolidated cash on hand, inclusive of $29.3 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $468.0 million and $316.2 million at March 31, 2017 and 2016, respectively, representing a increase of $151.8 million. The increase was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Net cash provided by operating activities	$116,159	$114,090	$2,069
Net cash provided by investing activities	$29,804	$338,857	$(309,053)
Net cash provided by (used in) financing activities	$42,629	$(392,141)	$434,770
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
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate property	$37,728
Additions to land, buildings and improvements	(38,590)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	(47,576)
Investments in unconsolidated joint ventures	(1,397)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	(57,193)
Net proceeds from disposition of real estate/joint venture interest	(136,594)
Proceeds from sale or redemption of marketable securities	54,363
Other investments	25,824
Origination of debt and preferred equity investments	(285,334)
Repayments or redemption of debt and preferred equity investments	139,716
Decrease in net cash provided by investing activities	$(309,053)
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $62.5 million for the three months ended March 31, 2016 to $101.1 million for the three months ended March 31, 2017, relating primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$550,553
Repayments of mortgages and other loans payable	(552,877)
Proceeds from revolving credit facility and senior unsecured notes	(242,200)
Repayments of revolving credit facility and senior unsecured notes	716,496
Proceeds from stock options exercised and DRIP issuance	7,552
Repurchase of common stock	(102)
Redemption of preferred stock	440
Distributions to noncontrolling interests in other partnerships	7,436
Contributions from noncontrolling interests in other partnerships	31,013
Distributions to noncontrolling interests in the Operating Partnership	(656)
Dividends paid on common and preferred stock	(6,076)
Other obligations related to mortgage loan participations	(76,500)
Deferred loan costs and capitalized lease obligation	(309)
Increase in net cash provided by (used in) financing activities	$434,770
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2017, 100,776,414 shares of common stock and no shares of excess stock were issued and outstanding.
As of March 31, 2017, SL Green had 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $302.0 million.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. At March 31, 2017 repurchases made under the stock repurchase plans were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be purchased under the plan (in millions)
First quarter 2017	982	$103.89	982	$999.9
Dividend Reinvestment and Stock Purchase Plan
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2017 and 2016, respectively (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Shares of common stock issued	521	453
Dividend reinvestments/stock purchases under the DRSPP	$56,101	$45
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of March 31, 2017, 10.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2014 Outperformance Plan.
2014 Outperformance Plan

The cost of the 2014 Outperformance Plan ($29.2 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of March 31, 2017, will be amortized into earnings through the final vesting period. We recorded compensation expense of $2.1 million and $1.5 million, for the three months ended March 31, 2017 and 2016, respectively, related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors
During the three months ended March 31, 2017, 9,320 phantom stock units and 8,592 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.9 million and $1.6 million during the for the three months ended March 31, 2017 and 2016, respectively, related to the Deferred Compensation Plan. As of March 31, 2017, there were 96,447 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Market Capitalization
At March 31, 2017, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 43.8% of our combined market capitalization of $20.9 billion (based on a common stock price of $106.62 per share, the closing price of SL Green's common stock on the NYSE on March 31, 2017). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2017 and December 31, 2016, (amounts in thousands).

Debt Summary:	March 31, 2017	December 31, 2016
Balance
Fixed rate	$4,716,740	$4,094,390
Variable rate—hedged	800,000	1,357,694
Total fixed rate	5,516,740	5,452,084
Total variable rate	1,140,163	1,105,585
Total debt	$6,656,903	$6,557,669

Debt, preferred equity, and other investments subject to variable rate	1,343,406	1,359,744
Net exposure to variable rate debt	(203,243)	(254,159)

Percent of Total Debt:
Fixed rate	82.9%	83.1%
Variable rate	17.1%	16.9%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.37%	4.35%
Variable rate	2.68%	2.10%
Effective interest rate	4.08%	3.82%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.98% and 0.77% at March 31, 2017 and December 31, 2016, respectively). Our consolidated debt at March 31, 2017 had a weighted average term to maturity of 5.09 years.
Certain of our debt and equity investments and other investments, with a carrying value of $1.3 billion at March 31, 2017, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
2012 Credit Facility
As of March 31, 2017, we had $84.8 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At March 31, 2017 and December 31, 2016 the revolving credit facility had a carrying value of $(5.6) million, representing deferred financing costs presented within other liabilities, and $(6.3) million, respectively, net of deferred financing costs. At March 31,

2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2017 and 2016, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2017 would decrease our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $1.9 million and would increase our share of joint venture annual interest cost by $13.7 million. This risk is partially mitigated by our floating rate debt investments. At March 31, 2017, 77.6% of our $1.6 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $5.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of March 31, 2017 bore interest based on a spread of LIBOR plus 140 basis points to LIBOR plus 417 basis points.
Contractual Obligations
Refer to our 2016 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2017
Off-Balance Sheet Arrangements
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
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2017, we expect to incur $45.0 million of recurring capital expenditures and $171.0 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $305.4 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.10 per share, we would pay $326.6 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
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
FFO for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to SL Green common stockholders	$11,351	$23,221
Add:
Depreciation and amortization	94,134	179,308
Joint venture depreciation and noncontrolling interest adjustments	24,282	10,514
Net (loss) income attributable to noncontrolling interests	(17,015)	2,896
Less:
Gain on sale of real estate	567	13,773
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	2,047	9,915
Depreciation on non-rental real estate assets	516	496
Depreciable real estate reserves	(56,272)	—
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$165,894	$191,755
Cash flows provided by operating activities	$116,159	$114,090
Cash flows provided by investing activities	$29,804	$338,857
Cash flows provided by (used in) financing activities	$42,629	$(392,141)
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2016 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2016.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2017, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of March 31, 2017 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2017 the Operating Partnership issued no units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock, on a one-for- one basis, pursuant to the Operating Partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion shares of our common stock. At March 31, 2017 repurchases made under the stock repurchase plans were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be purchased under the plan (in millions)
First quarter 2017	982	$103.89	982	$999.9
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

101.10
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: May 5, 2017	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	May 5, 2017
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	May 5, 2017
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	May 5, 2017
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	May 5, 2017
Matthew J. DiLiberto

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	May 5, 2017
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	May 5, 2017
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	May 5, 2017
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	May 5, 2017
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	May 5, 2017
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	May 5, 2017
Lauren B. Dillard
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: May 5, 2017		Matthew J. DiLiberto Chief Financial Officer