Form 10-Q
period 2017-06-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2017-08-09
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
SL Green Realty Corp.    Yes ☐    No ☒            SL Green Operating Partnership, L.P.    Yes ☐    No ☒
As of August 7, 2017, 98,968,471 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of August 7, 2017, 1,497,224 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of June 30, 2017 the Company owns 95.57% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of June 30, 2017, noncontrolling investors held, in aggregate, a 4.43% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
Noncontrolling interests in the Operating Partnership, stockholders' equity of the Company and partners' capital of the Operating Partnership are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership not owned by the Company are accounted as noncontrolling interests, within mezzanine equity, in the Company's and the Operating Partnership's consolidated financial statements.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,936,879	$3,309,710
Building and improvements	7,476,108	7,948,852
Building leasehold and improvements	1,441,587	1,437,325
Properties under capital lease	47,445	47,445
	11,902,019	12,743,332
Less: accumulated depreciation	(2,397,299)	(2,264,694)
	9,504,720	10,478,638
Assets held for sale	119,224	—
Cash and cash equivalents	270,965	279,443
Restricted cash	109,959	90,524
Investments in marketable securities	29,524	85,110
Tenant and other receivables, net of allowance of $17,677 and $16,592 in 2017 and 2016, respectively	50,946	53,772
Related party receivables	23,725	15,856
Deferred rents receivable, net of allowance of $23,270 and $25,203 in 2017 and 2016, respectively	385,040	442,179
Debt and preferred equity investments, net of discounts and deferred origination fees of $15,079 and $16,705 in 2017 and 2016, respectively	1,986,413	1,640,412
Investments in unconsolidated joint ventures	2,219,371	1,890,186
Deferred costs, net	249,724	267,600
Other assets	360,096	614,067
Total assets (1)	$15,309,707	$15,857,787
Liabilities
Mortgages and other loans payable, net	$3,813,976	$4,073,830
Revolving credit facility, net	195,125	—
Unsecured term loan, net	1,180,217	1,179,521
Unsecured notes, net	1,086,936	1,128,315
Accrued interest payable	36,478	36,052
Other liabilities	195,940	206,238
Accounts payable and accrued expenses	134,294	190,583
Deferred revenue	229,692	217,955
Capital lease obligations	42,480	42,132
Deferred land leases payable	2,911	2,583
Dividend and distributions payable	86,081	87,271
Security deposits	68,286	66,504
Liabilities related to assets held for sale	106	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,172,522	7,330,984

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	487,660	473,882
Preferred units	301,885	302,010

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2017 and December 31, 2016	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 99,422 and 101,617 issued and outstanding at June 30, 2017 and December 31, 2016, respectively (including 1,055 shares held in treasury at June 30, 2017 and December 31, 2016)	995	1,017
Additional paid-in-capital	5,391,038	5,624,545
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive income	14,354	22,137
Retained earnings	1,431,442	1,578,893
Total SL Green stockholders' equity	6,935,712	7,324,475
Noncontrolling interests in other partnerships	411,928	426,436
Total equity	7,347,640	7,750,911
Total liabilities and equity	$15,309,707	$15,857,787

1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $384.0 million and $412.3 million of land, $1.4 billion and $1.5 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $311.8 million and $327.2 million of accumulated depreciation, $390.5 million and $289.0 million of other assets included in other line items, $626.7 million and $621.8 million of real estate debt, net, $2.5 million and $2.2 million of accrued interest payable, $42.5 million and $42.1 million of capital lease obligations, and $102.3 million and $118.0 million of other liabilities included in other line items as of June 30, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenue, net	$279,407	$416,809	$560,736	$762,416
Escalation and reimbursement	42,620	48,616	86,812	94,227
Investment income	60,622	44,214	100,921	98,951
Other income	15,501	107,975	27,062	117,464
Total revenues	398,150	617,614	775,531	1,073,058
Expenses
Operating expenses, including related party expenses of $5,262 and $9,436 in 2017 and $6,667 and $10,129 in 2016.	70,852	75,324	145,358	154,844
Real estate taxes	60,945	62,124	122,013	123,798
Ground rent	8,308	8,307	16,616	16,615
Interest expense, net of interest income	64,856	89,089	130,478	183,761
Amortization of deferred financing costs	3,432	7,433	8,193	15,365
Depreciation and amortization	133,054	425,042	227,188	604,350
Transaction related costs	46	2,115	179	3,394
Marketing, general and administrative	24,256	24,484	48,399	48,516
Total expenses	365,749	693,918	698,424	1,150,643
Income (loss) before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, (loss) gain on sale of real estate, net, depreciable real estate reserves, and (loss) gain on sale of investment in marketable securities	32,401	(76,304)	77,107	(77,585)
Equity in net income from unconsolidated joint ventures	3,412	5,841	10,026	15,937
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	13,089	33,448	15,136	43,363
(Loss) gain on sale of real estate, net	(3,823)	196,580	(3,256)	210,353
Depreciable real estate reserves	(29,064)	(10,387)	(85,336)	(10,387)
(Loss) gain on sale of investment in marketable securities	—	(83)	3,262	(83)
Net income	16,015	149,095	16,939	181,598
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(419)	(5,586)	(895)	(6,508)
Noncontrolling interests in other partnerships	(786)	(3,435)	16,705	(5,409)
Preferred units distributions	(2,851)	(2,880)	(5,701)	(5,528)
Net income attributable to SL Green	11,959	137,194	27,048	164,153
Perpetual preferred stock dividends	(3,737)	(3,737)	(7,475)	(7,475)
Net income attributable to SL Green common stockholders	$8,222	$133,457	$19,573	$156,678

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amounts attributable to SL Green common stockholders:
Income (loss) before depreciable real estate reserves and gains (losses) on sale	$27,156	$(77,056)	$89,818	$(76,947)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	12,517	32,058	14,474	41,634
(Loss) gain on sale of real estate, net	(3,656)	188,410	(3,114)	201,964
Depreciable real estate reserves	(27,795)	(9,955)	(81,605)	(9,973)
Net income attributable to SL Green common stockholders	$8,222	$133,457	$19,573	$156,678
Basic earnings per share:
Income (loss) before depreciable real estate reserves and gains (losses) on sale	$0.27	$(0.77)	$0.90	$(0.77)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.13	0.32	0.14	0.42
(Loss) gain on sale of real estate, net	(0.04)	1.88	(0.03)	2.02
Depreciable real estate reserves	(0.28)	(0.10)	(0.81)	(0.10)
Net income attributable to SL Green common stockholders	$0.08	$1.33	$0.20	$1.57
Diluted earnings per share:
Income (loss) before depreciable real estate reserves and gains (losses) on sale	$0.27	$(0.77)	$0.89	$(0.77)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.12	0.32	0.14	0.42
(Loss) gain on sale of real estate, net	(0.04)	1.88	(0.03)	2.01
Depreciable real estate reserves	(0.27)	(0.10)	(0.81)	(0.10)
Net income attributable to SL Green common stockholders	$0.08	$1.33	$0.19	$1.56

Dividends per share	$0.775	$0.72	$1.55	$1.44
Basic weighted average common shares outstanding	99,900	100,134	100,268	100,093
Diluted weighted average common shares and common share equivalents outstanding	104,732	104,792	105,140	104,533

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$16,015	$149,095	$16,939	$181,598
Other comprehensive loss:
Change in net unrealized gain on derivative instruments, including SL Green's share of joint venture net unrealized gain on derivative instruments	(2,520)	257	(3,595)	(7,315)
Change in unrealized gain on marketable securities	263	354	(4,487)	(869)
Other comprehensive (loss) income	(2,257)	611	(8,082)	(8,184)
Comprehensive income	13,758	149,706	8,857	173,414
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(4,056)	(11,901)	10,109	(17,445)
Other comprehensive loss attributable to noncontrolling interests	100	53	299	375
Comprehensive income attributable to SL Green	$9,802	$137,858	$19,265	$156,344

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2016	$221,932	100,562	$1,017	$5,624,545	$(124,049)	$22,137	$1,578,893	$426,436	$7,750,911
Net income (loss)							27,048	(16,705)	10,343
Other comprehensive loss						(7,783)			(7,783)
Preferred dividends							(7,475)		(7,475)
DRSPP proceeds		1		111					111
Conversion of units of the Operating Partnership to common stock		122	1	13,241					13,242
Reallocation of noncontrolling interest in the Operating Partnership							(12,712)		(12,712)
Equity component of repurchased exchangeable senior notes				(18,824)					(18,824)
Deferred compensation plan and stock award, net		(8)		(1,943)					(1,943)
Amortization of deferred compensation plan				15,487					15,487
Repurchase of common stock		(2,448)	(24)	(253,173)					(253,197)
Proceeds from stock options exercised		138	1	11,594					11,595
Contributions to consolidated joint venture interests								33,009	33,009
Deconsolidation of partially owned entity								(30,203)	(30,203)
Cash distributions to noncontrolling interests								(609)	(609)
Cash distributions declared ($1.55 per common share, none of which represented a return of capital for federal income tax purposes)							(154,312)		(154,312)
Balance at June 30, 2017	$221,932	98,367	$995	$5,391,038	$(124,049)	$14,354	$1,431,442	$411,928	$7,347,640

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$16,939	$181,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,381	619,715
Equity in net income from unconsolidated joint ventures	(10,026)	(15,937)
Distributions of cumulative earnings from unconsolidated joint ventures	12,388	15,260
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(15,136)	(43,363)
Depreciable real estate reserves	85,336	10,387
Loss (gain) on sale of real estate, net	3,256	(210,353)
(Gain) loss on sale of investments in marketable securities	(3,262)	83
Deferred rents receivable	(23,237)	53,042
Other non-cash adjustments (1)	17,551	(164,276)
Changes in operating assets and liabilities:
Restricted cash—operations	5,023	(10,069)
Tenant and other receivables	1,447	4,820
Related party receivables	(7,869)	(2,386)
Deferred lease costs	(23,560)	(31,951)
Other assets	680	4,362
Accounts payable, accrued expenses, other liabilities and security deposits	(10,660)	(33,635)
Deferred revenue and land leases payable	29,471	(3,919)
Net cash provided by operating activities	313,722	373,378
Investing Activities
Acquisitions of real estate property	(19)	(37,728)
Additions to land, buildings and improvements	(165,262)	(157,118)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	11,980	76,220
Investments in unconsolidated joint ventures	(93,182)	(25,389)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	93,688	161,413
Net proceeds from disposition of real estate/joint venture interest	23,082	1,916,312
Proceeds from sale or redemption of marketable securities	54,363	5,180
Purchases of marketable securities	—	(331)
Other investments	3,014	(2,987)
Origination of debt and preferred equity investments	(854,577)	(227,196)
Repayments or redemption of debt and preferred equity investments	663,140	418,371
Net cash (used in) provided by investing activities	(263,773)	2,126,747

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2017	2016
Financing Activities
Proceeds from mortgages and other loans payable	$779,642	$250,514
Repayments of mortgages and other loans payable	(693,243)	(1,663,616)
Proceeds from revolving credit facility and senior unsecured notes	1,072,800	700,000
Repayments of revolving credit facility and senior unsecured notes	(875,697)	(1,664,296)
Proceeds from stock options exercised and DRIP issuance	11,706	4,431
Repurchase of common stock	(211,599)	—
Redemption of preferred stock	(125)	(2,849)
Distributions to noncontrolling interests in other partnerships	(609)	(9,866)
Contributions from noncontrolling interests in other partnerships	33,009	1,434
Distributions to noncontrolling interests in the Operating Partnership	(7,112)	(6,009)
Dividends paid on common and preferred stock	(168,678)	(156,234)
Other obligations related to loan participations	10,000	76,500
Deferred loan costs and capitalized lease obligation	(8,521)	(9,307)
Net cash used in financing activities	(58,427)	(2,479,298)
Net (decrease) increase in cash and cash equivalents	(8,478)	20,827
Cash and cash equivalents at beginning of year	279,443	255,399
Cash and cash equivalents at end of period	$270,965	$276,226

(1) Included in Other non-cash adjustments is $172.4 million for the six months ended June 30, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$20,824	$51,647
Redemption of units in the Operating Partnership for stock	13,242	11,795
Derivative instruments at fair value	6,766	7,701
Exchange of debt investment for equity in joint venture	—	68,581
Issuance of preferred units relating to a real estate acquisition	—	22,793
Tenant improvements and capital expenditures payable	7,210	11,637
Fair value adjustment to noncontrolling interest in Operating Partnership	12,712	906
Deconsolidation of subsidiaries	328,644	—
Transfer of assets related to assets held for sale	173,918	1,931,217
Transfer of liabilities related to assets held for sale	149	1,612,008
Deferred leasing payable	800	1,222
Removal of fully depreciated commercial real estate properties	5,754	13,471
Share repurchase payable	41,598	—
Bond repurchase payable	65,416	—
Proceeds from sale held in restricted cash	38,166	—
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,936,879	$3,309,710
Building and improvements	7,476,108	7,948,852
Building leasehold and improvements	1,441,587	1,437,325
Properties under capital lease	47,445	47,445
	11,902,019	12,743,332
Less: accumulated depreciation	(2,397,299)	(2,264,694)
	9,504,720	10,478,638
Assets held for sale	119,224	—
Cash and cash equivalents	270,965	279,443
Restricted cash	109,959	90,524
Investments in marketable securities	29,524	85,110
Tenant and other receivables, net of allowance of $17,677 and $16,592 in 2017 and 2016, respectively	50,946	53,772
Related party receivables	23,725	15,856
Deferred rents receivable, net of allowance of $23,270 and $25,203 in 2017 and 2016, respectively	385,040	442,179
Debt and preferred equity investments, net of discounts and deferred origination fees of $15,079 and $16,705 in 2017 and 2016, respectively	1,986,413	1,640,412
Investments in unconsolidated joint ventures	2,219,371	1,890,186
Deferred costs, net	249,724	267,600
Other assets	360,096	614,067
Total assets (1)	$15,309,707	$15,857,787
Liabilities
Mortgages and other loans payable, net	$3,813,976	$4,073,830
Revolving credit facility, net	195,125	—
Unsecured term loan, net	1,180,217	1,179,521
Unsecured notes, net	1,086,936	1,128,315
Accrued interest payable	36,478	36,052
Other liabilities	195,940	206,238
Accounts payable and accrued expenses	134,294	190,583
Deferred revenue	229,692	217,955
Capital lease obligations	42,480	42,132
Deferred land leases payable	2,911	2,583
Dividend and distributions payable	86,081	87,271
Security deposits	68,286	66,504
Liabilities related to assets held for sale	106	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,172,522	7,330,984
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,562 and 4,364 limited partner common units outstanding at June 30, 2017 and December 31, 2016, respectively)	487,660	473,882
Preferred units	301,885	302,010

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	June 30, 2017	December 31, 2016
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2017 and December 31, 2016	221,932	221,932
SL Green partners' capital (1,029 and 1,049 general partner common units and 97,338 and 99,513 limited partner common units outstanding at June 30, 2017 and December 31, 2016, respectively)	6,699,426	7,080,406
Accumulated other comprehensive income	14,354	22,137
Total SLGOP partners' capital	6,935,712	7,324,475
Noncontrolling interests in other partnerships	411,928	426,436
Total capital	7,347,640	7,750,911
Total liabilities and capital	$15,309,707	$15,857,787

1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $384.0 million and $412.3 million of land, $1.4 billion and $1.5 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $311.8 million and $327.2 million of accumulated depreciation, $390.5 million and $289.0 million of other assets included in other line items, $626.7 million and $621.8 million of real estate debt, net, $2.5 million and $2.2 million of accrued interest payable, $42.5 million and $42.1 million of capital lease obligations, and $102.3 million and $118.0 million of other liabilities included in other line items as of June 30, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenue, net	$279,407	$416,809	$560,736	$762,416
Escalation and reimbursement	42,620	48,616	86,812	94,227
Investment income	60,622	44,214	100,921	98,951
Other income	15,501	107,975	27,062	117,464
Total revenues	398,150	617,614	775,531	1,073,058
Expenses
Operating expenses, including related party expenses of $5,262 and $9,436 in 2017 and $6,667 and $10,129 in 2016.	70,852	75,324	145,358	154,844
Real estate taxes	60,945	62,124	122,013	123,798
Ground rent	8,308	8,307	16,616	16,615
Interest expense, net of interest income	64,856	89,089	130,478	183,761
Amortization of deferred financing costs	3,432	7,433	8,193	15,365
Depreciation and amortization	133,054	425,042	227,188	604,350
Transaction related costs	46	2,115	179	3,394
Marketing, general and administrative	24,256	24,484	48,399	48,516
Total expenses	365,749	693,918	698,424	1,150,643
Income (loss) before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, (loss) gain on sale of real estate, net, depreciable real estate reserves, and (loss) gain on sale of investment in marketable securities	32,401	(76,304)	77,107	(77,585)
Equity in net income from unconsolidated joint ventures	3,412	5,841	10,026	15,937
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	13,089	33,448	15,136	43,363
(Loss) gain on sale of real estate, net	(3,823)	196,580	(3,256)	210,353
Depreciable real estate reserves	(29,064)	(10,387)	(85,336)	(10,387)
(Loss) gain on sale of investment in marketable securities	—	(83)	3,262	(83)
Net income	16,015	149,095	16,939	181,598
Noncontrolling interests in other partnerships	(786)	(3,435)	16,705	(5,409)
Preferred units distributions	(2,851)	(2,880)	(5,701)	(5,528)
Net income attributable to SLGOP	12,378	142,780	27,943	170,661
Perpetual preferred unit distributions	(3,737)	(3,737)	(7,475)	(7,475)
Net income attributable to SLGOP common unitholders	$8,641	$139,043	$20,468	$163,186

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amounts attributable to SLGOP common unitholders:
Income (loss) before depreciable real estate reserves and gains (losses) on sale	$28,439	$115,786	$93,924	$(80,143)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	13,089	33,448	15,136	43,363
(Loss) gain on sale of real estate, net	(3,823)	196	(3,256)	210,353
Depreciable real estate reserves	(29,064)	(10,387)	(85,336)	(10,387)
Net income attributable to SLGOP common unitholders	$8,641	$139,043	$20,468	$163,186
Basic earnings per unit:
Income (loss) before depreciable real estate reserves and gains (losses) on sale	$0.27	$(0.77)	$0.90	$(0.77)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.13	0.32	0.14	0.42
(Loss) gain on sale of real estate, net	(0.04)	1.88	(0.03)	2.02
Depreciable real estate reserves	(0.28)	(0.10)	(0.81)	(0.10)
Net income attributable to SLGOP common unitholders	$0.08	$1.33	$0.20	$1.57
Diluted earnings per unit:
Income (loss) before depreciable real estate reserves and gains (losses) on sale	$0.27	$(0.77)	$0.89	$(0.77)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.12	0.32	0.14	0.42
(Loss) gain on sale of real estate, net	(0.04)	1.88	(0.03)	2.01
Depreciable real estate reserves	(0.27)	(0.10)	(0.81)	(0.10)
Net income attributable to SLGOP common unitholders	$0.08	$1.33	$0.19	$1.56

Dividends per unit	$0.775	$0.72	$1.55	$1.44
Basic weighted average common units outstanding	104,462	104,476	104,852	104,251
Diluted weighted average common units and common unit equivalents outstanding	104,732	104,792	105,140	104,533

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$16,015	$149,095	$16,939	$181,598
Other comprehensive loss:
Change in net unrealized gain on derivative instruments, including SLGOP's share of joint venture net unrealized gain on derivative instruments	(2,520)	257	(3,595)	(7,315)
Change in unrealized gain on marketable securities	263	354	(4,487)	(869)
Other comprehensive loss	(2,257)	611	(8,082)	(8,184)
Comprehensive (loss) income	13,758	149,706	8,857	173,414
Net loss (income) attributable to noncontrolling interests	(786)	(3,435)	16,705	(5,409)
Other comprehensive loss attributable to noncontrolling interests	100	53	299	375
Comprehensive income attributable to SLGOP	$13,072	$146,324	$25,861	$168,380

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2016	$221,932	100,562	$7,080,406	$22,137	$426,436	$7,750,911
Net income (loss)			27,048		(16,705)	10,343
Other comprehensive loss				(7,783)		(7,783)
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		1	111			111
Conversion of common units		122	13,242			13,242
Reallocation of noncontrolling interests in the operating partnership			(12,712)			(12,712)
Equity component of repurchased exchangeable senior notes			(18,824)			(18,824)
Deferred compensation plan and stock award, net		(8)	(1,943)			(1,943)
Amortization of deferred compensation plan			15,487			15,487
Repurchase of common stock		(2,448)	(253,197)			(253,197)
Contribution to consolidated joint venture interests					33,009	33,009
Deconsolidation of partially owned entity					(30,203)	(30,203)
Contributions - proceeds from stock options exercised		138	11,595			11,595
Cash distributions to noncontrolling interests					(609)	(609)
Cash distributions declared ($1.55 per common unit, none of which represented a return of capital for federal income tax purposes)			(154,312)			(154,312)
Balance at June 30, 2017	$221,932	98,367	$6,699,426	$14,354	$411,928	$7,347,640

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$16,939	$181,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,381	619,715
Equity in net income from unconsolidated joint ventures	(10,026)	(15,937)
Distributions of cumulative earnings from unconsolidated joint ventures	12,388	15,260
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(15,136)	(43,363)
Depreciable real estate reserves	85,336	10,387
Loss (gain) on sale of real estate, net	3,256	(210,353)
(Gain) loss on sale of investments in marketable securities	(3,262)	83
Deferred rents receivable	(23,237)	53,042
Other non-cash adjustments (1)	17,551	(164,276)
Changes in operating assets and liabilities:
Restricted cash—operations	5,023	(10,069)
Tenant and other receivables	1,447	4,820
Related party receivables	(7,869)	(2,386)
Deferred lease costs	(23,560)	(31,951)
Other assets	680	4,362
Accounts payable, accrued expenses, other liabilities and security deposits	(10,660)	(33,635)
Deferred revenue and land leases payable	29,471	(3,919)
Net cash provided by operating activities	313,722	373,378
Investing Activities
Acquisitions of real estate property	(19)	(37,728)
Additions to land, buildings and improvements	(165,262)	(157,118)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	11,980	76,220
Investments in unconsolidated joint ventures	(93,182)	(25,389)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	93,688	161,413
Net proceeds from disposition of real estate/joint venture interest	23,082	1,916,312
Proceeds from sale or redemption of marketable securities	54,363	5,180
Purchases of marketable securities	—	(331)
Other investments	3,014	(2,987)
Origination of debt and preferred equity investments	(854,577)	(227,196)
Repayments or redemption of debt and preferred equity investments	663,140	418,371
Net cash (used in) provided by investing activities	(263,773)	2,126,747

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Financing Activities
Proceeds from mortgages and other loans payable	$779,642	$250,514
Repayments of mortgages and other loans payable	(693,243)	(1,663,616)
Proceeds from revolving credit facility and senior unsecured notes	1,072,800	700,000
Repayments of revolving credit facility and senior unsecured notes	(875,697)	(1,664,296)
Proceeds from stock options exercised and DRIP issuance	11,706	4,431
Repurchase of common stock	(211,599)	—
Redemption of preferred stock	(125)	(2,849)
Distributions to noncontrolling interests in other partnerships	(609)	(9,866)
Contributions from noncontrolling interests in other partnerships	33,009	1,434
Distributions paid on common and preferred units	(175,790)	(162,243)
Other obligations related to loan participations	10,000	76,500
Deferred loan costs and capitalized lease obligation	(8,521)	(9,307)
Net cash used in financing activities	(58,427)	(2,479,298)
Net (decrease) increase in cash and cash equivalents	(8,478)	20,827
Cash and cash equivalents at beginning of year	279,443	255,399
Cash and cash equivalents at end of period	$270,965	$276,226

(1) Included in Other non-cash adjustments is $172.4 million for the six months ended June 30, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$20,824	$51,647
Redemption of units in the Operating Partnership for stock	13,242	11,795
Derivative instruments at fair value	6,766	7,701
Exchange of debt investment for equity in joint venture	—	68,581
Issuance of preferred units relating to a real estate acquisition	—	22,793
Tenant improvements and capital expenditures payable	7,210	11,637
Fair value adjustment to noncontrolling interest in Operating Partnership	12,712	906
Deconsolidation of subsidiaries	328,644	—
Transfer of assets related to assets held for sale	173,918	1,931,217
Transfer of liabilities related to assets held for sale	149	1,612,008
Deferred leasing payable	800	1,222
Removal of fully depreciated commercial real estate properties	5,754	13,471
Share repurchase payable	41,598	—
Bond repurchase payable	65,416	—
Proceeds from sale held in restricted cash	38,166	—

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2017

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2017, noncontrolling investors held, in the aggregate, a 4.43% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements".
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of June 30, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	24		16,054,606	7	6,558,139	31	22,612,745	93.1%
	Retail	4	(2)	302,583	9	347,970	13	650,553	95.2%
	Development/Redevelopment	7		158,985	5	779,714	12	938,699	49.0%
	Fee Interest	1		176,530	1	—	2	176,530	100.0%
		36		16,692,704	22	7,685,823	58	24,378,527	91.5%
Suburban	Office	24	(3)(4)	3,933,800	2	640,000	26	4,573,800	82.7%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		26		3,986,800	3	640,000	29	4,626,800	82.9%
Total commercial properties		62		20,679,504	25	8,325,823	87	29,005,327	90.2%
Residential:
Manhattan	Residential	3	(2)	472,105	12	2,656,856	15	3,128,961	88.9%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	12	2,656,856	15	3,128,961	88.9%
Total portfolio(2)(3)		65		21,151,609	37	10,982,679	102	32,134,288	90.0%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

(2)
As of June 30, 2017, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)
Includes the properties at 680-750 Washington Boulevard, in Stamford, Connecticut, also known as Stamford Towers and 125 Chubb Avenue in Lyndhurst, New Jersey, which are classified as held for sale at June 30, 2017.

As of June 30, 2017, we also managed an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at June 30, 2017 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2016 of the Company and the Operating Partnership.
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at June 30, 2017, except for 125 Chubb Avenue in Lyndhurst, New Jersey, and Stamford Towers, for which we recorded aggregate

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

depreciable real estate reserves of $29.1 million and $70.7 million for the three and six months ended June 30, 2017, respectively. See Note 4, "Property Dispositions".
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
We recognized $6.4 million and $11.2 million of rental revenue for the three and six months ended June 30, 2017, and $156.8 million and $191.6 million of rental revenue for the three and six months ended June 30, 2016 for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. Included in rental revenue is $149.9 million and $172.4 million for the three and six months ended June 30, 2016, for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale. For the three and six months ended June 30, 2017, we recognized as a reduction to interest expense the amortization of above-market rate mortgages of $0.1 million and $0.8 million, respectively. For the three and six months ended June 30, 2016, we recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $0.7 million and $1.3 million, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Identified intangible assets (included in other assets):
Gross amount	$489,037	$651,099
Accumulated amortization	(403,099)	(410,930)
Net(1)	$85,938	$240,169
Identified intangible liabilities (included in deferred revenue):
Gross amount	$643,395	$655,930
Accumulated amortization	(469,948)	(464,749)
Net(1)	$173,447	$191,181

(1)
As of June 30, 2017 and December 31, 2016, $0.2 million and none, respectively and $0.1 million and none, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of June 30, 2017, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

At June 30, 2017 and December 31, 2016, we held the following marketable securities (in thousands):

	June 30, 2017	December 31, 2016
Equity marketable securities	$—	$48,315
Commercial mortgage-backed securities	29,524	36,795
Total marketable securities available-for-sale	$29,524	$85,110
The cost basis of the commercial mortgage-backed securities was $28.3 million and $36.0 million at June 30, 2017 and December 31, 2016, respectively. These securities mature at various times through 2049. We held no equity marketable securities as of June 30, 2017. The cost basis of the equity marketable securities was $43.3 million at December 31, 2016.
We did not dispose of any marketable securities during the three months ended June 30, 2017. During the six months ended June 30, 2017, we disposed of marketable securities for aggregate net proceeds of $54.4 million and realized a gain of $3.3 million, which is included in (loss) gain on sale of investment in marketable securities on the consolidated statements of operations. During the three and six months ended June 30, 2016, we disposed of marketable securities for aggregate net proceeds of $4.3 million and $4.3 million, respectively, and realized losses of $0.1 million and $0.1 million, respectively, which are included in (loss) gain on sale of investment in marketable securities on the consolidated statements of operations.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at June 30, 2017.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and six months ended June 30, 2017 and 2016.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

During the three and six months ended June 30, 2017, we recorded Federal, state and local tax provisions of $2.2 million and $2.8 million, respectively.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments."
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are primarily located in Manhattan. We also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than two tenants, who account for 8.4% and 6.7% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at June 30, 2017. For the three months ended June 30, 2017, 8.5%, 6.3%, 5.8%, 5.6%, and 5.1% of our share of cash rent, including our share of joint venture annualized rent, was attributable to 1515 Broadway, 1185 Avenue of the Americas, 11 Madison Avenue, 420 Lexington Avenue, and One Madison Avenue, respectively. Our share of annualized cash rent for all other properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The guidance clarifies the changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in Topic 718. The guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company has not yet adopted the guidance.
In February 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-05 to clarify the scope of Subtopic 610-20 as well as provide guidance on accounting for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09. The Company anticipates adopting this guidance January 1, 2018, and applying the cumulative-effect adoption method. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In January, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. The Company adopted the guidance on the issuance date effective January 5, 2017. The Company expects that most of our real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance will require entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

statement of cash flows. As a result, entities will no longer present transfers between these items on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01 (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

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
3. Property Acquisitions
During the six months ended June 30, 2017, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended June 30, 2017, we entered into an agreement to sell the property at 125 Chubb Avenue in Lyndhurst, New Jersey, and to sell the properties at 680-750 Washington Boulevard in Stamford, Connecticut. We recorded a $26.6 million depreciable real estate reserve in connection with the sale of 125 Chubb Avenue, and a $2.1 million depreciable real estate reserve in connection with the sale of 680-750 Washington Boulevard. We closed on the sale of 680-750 Washington Boulevard in July 2017.
Property Dispositions
The following table summarizes the properties sold during the six months ended June 30, 2017:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss)(2) (in millions)
885 Third Avenue (3)	February 2016	Land	607,000	$453.0	$(8.8)
520 White Plains Road	April 2017	Office	180,000	21.0	(14.6)
102 Greene Street (4)	April 2017	Retail	9,200	43.5	4.9

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 102 Greene Street is net of $0.9 million in employee compensation awards accrued in connection with the realization of the investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, gain on sale amounts do not include adjustments for expenses recorded in subsequent periods.

(3)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting and as a result the property remained on our consolidated financial statements until the criteria was met in April 2017.

(4)
In April, we closed on the sale of a 90% interest 102 Greene Street and have subsequently accounted for our interest in the properties as an investment in unconsolidated joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures".

5. Debt and Preferred Equity Investments
During the six months ended June 30, 2017 and 2016, our debt and preferred equity investments, net of discounts and deferred origination fees, increased by $1.0 billion and $255.0 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $656.9 million and $567.9 million during the six months ended June 30, 2017 and 2016, respectively, which offset the increases in debt and preferred equity investments.
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

Debt Investments
As of June 30, 2017 and December 31, 2016, we held the following debt investments with an aggregate weighted average current yield of 9.73% at June 30, 2017 (in thousands):

Loan Type	June 30, 2017 Future Funding Obligations	June 30, 2017 Senior Financing	June 30, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Jr. Mortgage Loan(3)	$—	$—	$250,150	$—	April 2017
Mortgage Loan(4)	—	—	26,338	26,311	February 2019
Mortgage Loan	—	—	311	380	August 2019
Mezzanine Loan(5a)	—	1,160,000	199,533	—	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,905	—	April 2022
Mezzanine Loan	—	87,724	12,696	12,692	November 2023
Mezzanine Loan(5b)	—	115,000	12,928	12,925	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,712,750	55,250	—	June 2027
Mezzanine Loan(6)	—	—	—	66,129
Jr. Mortgage Participation/Mezzanine Loan (7)	—	—	—	193,422
Total fixed rate	$—	$3,672,474	$630,611	$360,359
Floating Rate Investments:
Mezzanine Loan(8)	—	40,000	15,442	15,369	September 2017
Mortgage/Mezzanine Loan	—	—	16,989	16,960	September 2017
Mortgage/Mezzanine Loan	1,361	—	22,602	20,423	October 2017
Mezzanine Loan(5c)	—	85,000	15,273	15,141	December 2017
Mezzanine Loan(5d)	—	65,000	14,773	14,656	December 2017
Mezzanine Loan(5e)	795	—	15,105	15,051	December 2017
Mortgage/Mezzanine Loan(9)	—	125,000	29,934	29,998	January 2018
Mezzanine Loan	—	40,000	19,947	19,913	April 2018
Jr. Mortgage Participation	—	175,000	34,903	34,844	April 2018
Mezzanine Loan	523	20,523	10,898	10,863	August 2018
Mortgage/Mezzanine Loan	—	—	19,889	19,840	August 2018
Mortgage Loan	—	65,000	14,916	14,880	August 2018
Mezzanine Loan	—	37,500	14,749	14,648	September 2018
Mezzanine Loan	2,325	45,025	34,686	34,502	October 2018
Mezzanine Loan	—	335,000	74,612	74,476	November 2018
Mezzanine Loan	—	33,000	26,888	26,850	December 2018
Mezzanine Loan	1,122	171,728	58,451	56,114	December 2018
Mezzanine Loan	10,758	279,563	68,437	63,137	December 2018
Mezzanine Loan	7,651	221,568	71,760	64,505	December 2018
Mezzanine Loan	—	45,000	12,138	12,104	January 2019
Mortgage/Mezzanine Loan	38,087	—	175,792	—	January 2019
Mezzanine Loan	7,277	19,733	6,588	5,410	January 2019
Mezzanine Loan	—	38,000	21,915	21,891	March 2019
Mezzanine Loan	513	172,604	36,655	—	April 2019

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

Loan Type	June 30, 2017 Future Funding Obligations	June 30, 2017 Senior Financing	June 30, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	—	265,000	24,767	24,707	April 2019
Mortgage/Jr. Mortgage Participation Loan	31,628	188,664	67,655	65,554	August 2019
Mezzanine Loan	2,500	187,500	37,353	37,322	September 2019
Mortgage/Mezzanine Loan	64,691	—	130,067	111,819	September 2019
Mortgage/Mezzanine Loan	35,106	—	34,271	33,682	January 2020
Mezzanine Loan(10)	9,918	521,213	69,408	125,911	January 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,620	15,606	July 2021
Mortgage/ Mezzanine Loan(6)	—	—	—	32,847
Mortgage/Mezzanine Loan(6)	—	—	—	22,959
Mezzanine Loan(11)	—	—	—	14,957
Mortgage/Mezzanine Loan(12)	—	—	—	145,239
Total floating rate	$214,255	$3,236,621	$1,212,483	$1,232,178
Total	$214,255	$6,909,095	$1,843,094	$1,592,537

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
These loans were purchased at par in April and May 2017 and were in maturity default at the time of acquisition. The Company expects to collect all contractually required payments, including default interest. At June 30, 2017, $6.2 million of accrued interest on the loan is included in other assets.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition, is currently on non-accrual status and has no carrying value.

(5)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.2 million, (b) $12.0 million, (c) $14.6 million, (d) $14.1 million, and (e) $5.1 million

(6)	This loan was repaid in June 2017.

(7)	This loan was repaid in March 2017.

(8)	This loan was extended in June 2017.

(9)	This loan was extended in January 2017.

(10)	$66.1 million of outstanding principal was syndicated in February 2017.

(11)	This loan was contributed to a joint venture in May 2017.

(12)	This loan was repaid in January 2017.

Preferred Equity Investments
As of June 30, 2017 and December 31, 2016, we held the following preferred equity investments with an aggregate weighted average current yield of 6.41% at June 30, 2017 (in thousands):

Type	June 30, 2017 Future Funding Obligations	June 30, 2017 Senior Financing	June 30, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity(3)	$—	$272,000	$143,319	$—	April 2021
Preferred Equity(4)	—	—	—	9,982
Preferred Equity(5)	—	—	—	37,893
Total	$—	$272,000	$143,319	$47,875

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
In February 2016, we closed on the sale of 885 Third Avenue and retained a preferred equity position in the property. The sale did not meet the criteria for sale accounting under the full accrual method in ASC 360-20, Property, Plant and Equipment - Real Estate Sales. As a result the property remained on our consolidated balance sheet until the criteria was met in April 2017 at which time the property was deconsolidated and the preferred equity investment was recognized.

(4)	This investment was redeemed in May 2017.

(5)	This investment was redeemed in April 2017.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

At June 30, 2017 and December 31, 2016, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as further discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at June 30, 2017 and 2016 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $94.9 million and $99.5 million at June 30, 2017 and December 31, 2016, respectively. No financing receivables were 90 days past due at June 30, 2017.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of June 30, 2017, 650 Fifth Avenue, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, One Vanderbilt, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $628.5 million and $220.1 million as of June 30, 2017 and December 31, 2016, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting. The table below provides general information on each of our joint ventures as of June 30, 2017:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	February 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.87%	56.87%	674,000	April 2007	520,000
Jericho Plaza	Onyx Equities/Credit Suisse	11.67%	11.67%	640,000	April 2007	210,000
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
3 Columbus Circle(3)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(4)	Jeff Sutton	50.00%	50.00%	57,718	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,010	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(5)	Private Investors	32.28%	32.28%	13,069	December 2012	75,000
650 Fifth Avenue(6)	Jeff Sutton	50.00%	50.00%	69,214	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street Brooklyn, New York	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio (7)	Various	Various	Various	1,439,016	February 2015	36,668
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000	August 2016	2,605,000
333 East 22nd Street (8)	Private Investors	33.33%	33.33%	26,926	August 2016	—
400 E 57th Street (9)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482	October 2016	170,000
One Vanderbilt (10)	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—	January 2017	3,310,000
102 Greene (11)	Private Investors	10.00%	10.00%	9,200	April 2017	43,500
Mezzanine Loan (12)	Private Investors	33.33%	33.33%	—	May 2017	15,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of June 30, 2017. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes below.

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

(7)	In March 2017, the Company sold a partial interest in the Stonehenge Portfolio as further described under Sale of Joint Venture Interest or Properties below.

(8)	The joint venture acquired a leasehold interest in the property in October 2016.

(9)
In October 2016, the Company sold a 49% interest in this property to an investment account managed by BlackRock, Inc. The Company's interest in the property was sold within a consolidated joint venture owned 90% by the Company and 10% by Stonehenge. The transaction resulted in the deconsolidation of the venture's remaining 51% interest in the property. The Company's joint venture with Stonehenge remains consolidated resulting in the combined 51% interest being shown within investments in unconsolidated joint ventures on the Company's balance sheet.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

(10)
In January 2017, the Company admitted two partners, National Pension Service of Korea and Hines Interest LP, into the One Vanderbilt Avenue development project. In April 2017, the criteria for deconsolidation were met, and the development is shown within investments in unconsolidated joint ventures. The partners have committed aggregate equity to the project totaling no less than $525 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 29.0%. At June 30, 2017 the total of the two partners' ownership interests based on equity contributed was 3.51%.

(11)	In April 2017, the Company sold a 90% interest in 102 Greene Street resulting in deconsolidation of the property.

(12)
In May 2017, the Company contributed a mezzanine loan secured by a commercial property in midtown Manhattan to a joint venture and retained a 33.33% interest in the venture. The carrying value is net of $10.0 million that was sold, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of June 30, 2017 and December 31, 2016, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	June 30, 2017	December 31, 2016	Maturity Date
Mezzanine Loan and Preferred Equity(1)	$100,000	$100,000	March 2018
Mezzanine Loan(2)	44,939	45,622	February 2022
Mezzanine Loan(3)	25,403	24,542	July 2036
	$170,342	$170,164

(1)	These loans were extended in February 2017.

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
Sale of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the six months ended June 30, 2017:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain on Sale (in thousands)(2)
Stonehenge Portfolio (partial)	Various	March 2017	Ownership Interest	$300,000	$871

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents the Company's share of the gain.
In May 2017, our investment in a joint venture that owned two mezzanine notes secured by interests in the entity that owns 76 11th Avenue was repaid after the joint venture received repayment of the underlying loans.
During the three months ended June 30, 2017, we recognized a gain of $13.0 million related to the sale in May 2014 of our ownership interest in 747 Madison Avenue. The sale did not meet the criteria for sale accounting at that time and, therefore, remained on our consolidated financial statements. The sale criteria was met in the second quarter of 2017 resulting in recognition of the deferred gain on the sale.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2017 and December 31, 2016, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)	June 30, 2017	December 31, 2016
Fixed Rate Debt:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)	June 30, 2017	December 31, 2016
521 Fifth Avenue	50.50%	November 2019	3.73%	$170,000	$170,000
717 Fifth Avenue (3)	10.92%	July 2022	4.45%	300,000	300,000
717 Fifth Avenue (3)	10.92%	July 2022	5.50%	355,328	355,328
21 East 66th Street	32.28%	April 2023	3.60%	12,000	12,000
3 Columbus Circle	48.90%	March 2025	3.61%	350,000	350,000
11 Madison Avenue	60.00%	September 2025	3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026	3.00%	100,000	100,000
Stonehenge Portfolio (4)	Various	Various	4.17%	360,889	362,518
1745 Broadway (5)	56.87%			—	340,000
Total fixed rate debt				$3,225,217	$3,566,846
Floating Rate Debt:
55 West 46th Street (6)	25.00%	October 2017	3.31%	$160,727	$157,322
175-225 Third Street	95.00%	December 2017	5.04%	40,000	40,000
Jericho Plaza (7)	11.67%	March 2018	5.16%	78,454	76,993
724 Fifth Avenue	50.00%	April 2018	3.43%	275,000	275,000
1552 Broadway (8)	50.00%	April 2018	5.19%	185,410	185,410
605 West 42nd Street	20.00%	July 2018	3.11%	539,000	539,000
650 Fifth Avenue (9)	50.00%	August 2018	4.76%	86,500	77,500
280 Park Avenue	50.00%	June 2019	3.01%	900,000	900,000
121 Greene Street	50.00%	November 2019	2.50%	15,000	15,000
1745 Broadway (10)	56.87%	January 2020	2.85%	345,000	—
10 East 53rd Street	55.00%	February 2020	3.26%	170,000	125,000
131-137 Spring Street	20.00%	August 2020	2.56%	141,000	141,000
11 West 34th Street	30.00%	January 2021	2.46%	23,000	23,000
100 Park Avenue	49.90%	February 2021	2.76%	360,000	360,000
One Vanderbilt (11)	71.01%	September 2021	4.52%	209,444	—
21 East 66th Street	32.28%	June 2033	3.21%	1,686	1,726
Stonehenge Portfolio	Various	April 2018	2.28%	55,340	65,577
Total floating rate debt				$3,585,561	$2,982,528
Total joint venture mortgages and other loans payable				$6,810,778	$6,549,374
Deferred financing costs, net				(121,291)	(95,408)
Total joint venture mortgages and other loans payable, net				$6,689,487	$6,453,966

(1)
Economic interest represent the Company's interests in the joint venture as of June 30, 2017. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures note above.

(2)	Effective weighted average interest rate for the three months ended June 30, 2017, taking into account interest rate hedges in effect during the period.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	Amount is comprised of $34.2 million, $138.3 million, $173.4 million, and $15.0 million in fixed-rate mortgages that mature in November 2017, August 2019, June 2024, and February 2027, respectively.

(5)	In January 2017, this loan was refinanced with a floating rate loan as shown above.

(6)	This loan has a committed amount of $190.0 million, of which $29.3 million was unfunded as of June 30, 2017.

(7)	The property secures a two year $100.0 million loan, of which $78.5 million is currently outstanding.

(8)
These loans are comprised of a $145.0 million mortgage loan and a $41.5 million mezzanine loan. As of June 30, 2017, $0.6 million of the mortgage loan and $0.5 million of the mezzanine loan were unfunded.

(9)	This loan has a committed amount of $97.0 million, of which $10.5 million was unfunded as of June 30, 2017.

(10)	This loan has a committed amount of $375.0 million, of which $30.0 million was unfunded as of June 30, 2017.

(11)
This loan is a $1.5 billion construction facility in connection with the development of One Vanderbilt. This facility bears interest at 350 basis points over 30-day LIBOR, with reduction based on meeting certain conditions, and has an initial five-year term with two one-year extension options. Advances under the loan are subject to incurred costs, funded equity, loan to value thresholds, and entering into construction contracts.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 175-225 Third Street, 605 West 42nd Street, 400 East 57th Street, and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $12.6 million and $25.2 million from these services for the three and six months ended June 30, 2017, respectively. We incurred a $2.0 million loss and earned $2.5 million from these services for the three and six months ended June 30, 2016, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Assets
Commercial real estate property, net	$9,868,906	$9,131,717
Cash and restricted cash	316,941	328,455
Tenant and other receivables, related party receivables, and deferred rents receivable, net of allowance	261,222	232,778
Debt and preferred equity investments, net	201,299	336,164
Other assets	631,543	683,481
Total assets	$11,279,911	$10,712,595
Liabilities and members' equity
Mortgages and other loans payable, net	$6,689,487	$6,453,966
Deferred revenue/gain	340,253	356,414
Other liabilities	395,662	391,500
Members' equity	3,854,509	3,510,715
Total liabilities and members' equity	$11,279,911	$10,712,595
Company's investments in unconsolidated joint ventures	$2,219,371	$1,890,186
The combined statements of operations for the unconsolidated joint ventures, for the three and six months ended June 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$210,590	$151,575	$427,109	$314,087
Operating expenses	39,147	27,166	77,941	54,420
Ground rent	4,179	3,715	8,430	6,926
Real estate taxes	35,170	24,332	70,109	48,542
Interest expense, net of interest income	59,702	46,351	115,030	96,087
Amortization of deferred financing costs	7,458	7,276	13,963	10,512
Transaction related costs	56	—	146	—
Depreciation and amortization	65,944	37,294	137,109	75,145
Total expenses	211,656	146,134	422,728	291,632
Loss on early extinguishment of debt	—	—	—	(1,606)
Net (loss) income before gain on sale	$(1,066)	$5,441	$4,381	$20,849
Company's equity in net income from unconsolidated joint ventures	$3,412	$5,841	$10,026	$15,937

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

7. Deferred Costs
Deferred costs at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred leasing costs	$459,214	$468,971
Less: accumulated amortization	(209,490)	(201,371)
Deferred costs, net	$249,724	$267,600
8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at June 30, 2017 and December 31, 2016, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	June 30, 2017	December 31, 2016
Fixed Rate Debt:
Unsecured Loan	June 2018	4.81%	$16,000	$16,000
One Madison Avenue	May 2020	5.91%	502,175	517,806
762 Madison Avenue	February 2022	5.00%	771	7,694
100 Church Street	July 2022	4.68%	219,190	221,446
919 Third Avenue (2)	June 2023	5.12%	500,000	500,000
420 Lexington Avenue	October 2024	3.99%	300,000	300,000
1515 Broadway	March 2025	3.93%	880,562	888,531
400 East 58th Street (3)	November 2026	3.00%	40,000	40,000
Landmark Square	January 2027	4.90%	100,000	100,000
485 Lexington Avenue	February 2027	4.25%	450,000	450,000
1080 Amsterdam (4)	February 2027	3.58%	36,363	—
315 West 33rd Street	February 2027	4.17%	250,000	—
Series J Preferred Units (5)	April 2051	3.75%	4,000	4,000
885 Third Avenue (6)			—	267,650
FHLBNY Facility (7)			—	105,000
FHLBNY Facility (7)			—	100,000
Total fixed rate debt			$3,299,061	$3,518,127
Floating Rate Debt:
719 Seventh Avenue	February 2018	4.06%	$40,718	$37,388
183, 187 Broadway & 5-7 Dey Street	May 2018	3.70%	58,000	58,000
2016 Master Repurchase Agreement	July 2018	3.51%	184,642	184,642
220 East 42nd Street	October 2020	2.61%	275,000	275,000
One Vanderbilt Avenue (8)			—	64,030
1080 Amsterdam (9)			—	3,525
Total floating rate debt			$558,360	$622,585
Total fixed rate and floating rate debt			$3,857,421	$4,140,712
Mortgages reclassed to liabilities related to assets held for sale			—	—
Total mortgages and other loans payable			$3,857,421	$4,140,712
Deferred financing costs, net of amortization			(43,445)	(66,882)
Total mortgages and other loans payable, net			$3,813,976	$4,073,830

(1)	Effective weighted average interest rate for the quarter ended June 30, 2017, taking into account interest rate hedges in effect during the period.

(2)	We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan.

(3)	The loan carries a fixed interest rate of 3.00% for the first 5 years and is prepayable without penalty in year 5.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

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

(6)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting at that time. In April 2017, the mortgage was refinanced by the buyer, resulting in the Company deconsolidating the property from its financial statements in the second quarter of 2017.

(7)	The facility was repaid in January 2017.

(8)
In September 2016, we closed on a $1.5 billion construction facility in connection with the development of One Vanderbilt Avenue. In January 2017, we admitted two partners, National Pension Service of Korea and Hines Interest LP, into the One Vanderbilt Avenue development project. In April 2017, the criteria for deconsolidation were met, and the development is shown within investments in unconsolidated joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures".

(9)	In January 2017, this loan was refinanced with a fixed rate loan as shown above.
At June 30, 2017 and December 31, 2016, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $6.6 billion and $6.0 billion, respectively.
Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, was a member of the Federal Home Loan Bank of New York, or FHLBNY. In January 2017, all funds borrowed from the FHLBNY were repaid and Belmont's membership was terminated in February 2017.
Master Repurchase Agreements
The Company has entered into two Master Repurchase Agreements, or MRAs, known as the 2016 MRA and 2017 MRA, which provide us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facilities permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2012 credit facility, as defined below.
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. At June 30, 2017, the facility had a carrying value of $(1.3) million, representing deferred financing costs presented within other liabilities.
In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and has an initial two-year term, with a one year extension option. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance is less than $150.0 million.
9. Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of June 30, 2017, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of June 30, 2017, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

At June 30, 2017, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At June 30, 2017, the effective interest rate was 2.27% for the revolving credit facility and 2.41% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2017, the facility fee was 25 basis points.
As of June 30, 2017, we had $80.8 million of outstanding letters of credit, $200.0 million drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.3 billion under the 2012 credit facility. At June 30, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $195.1 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At June 30, 2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2017 and December 31, 2016, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2017 Unpaid Principal Balance	June 30, 2017 Accreted Balance	December 31, 2016 Accreted Balance	Coupon Rate (1)	Effective Rate	Initial Term (in Years)	Maturity Date
October 12, 2010 (2)	$294,967	$291,416	$334,077	3.00%	3.00%	7	October 2017
August 5, 2011 (3)	250,000	249,916	249,880	5.00%	5.00%	7	August 2018
March 16, 2010 (3)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (3)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (3)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
	$1,094,967	$1,091,332	$1,133,957
Deferred financing costs, net		(4,396)	(5,642)
	$1,094,967	$1,086,936	$1,128,315

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.8093 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing July 1, 2017 and will remain exchangeable through September 29, 2017. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of June 30, 2017, $3.6 million remained to be amortized into the debt balance.

(3)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2017 and 2016, we were in compliance with all such covenants.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a floating rate of 125 basis points over the three-month LIBOR. The effective weighted average interest rate for the quarter ended June 30, 2017 was 2.38%. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2017, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2017	$25,659	$—	$—	$—	$—	$294,967	$320,626	$78,752
2018	54,938	299,360	—	—	—	250,000	604,298	285,924
2019	59,618	—	—	1,183,000	—	—	1,242,618	555,574
2020	41,427	679,531	200,000	—	—	250,000	1,170,958	320,914
2021	30,418	—	—	—	—	—	30,418	332,892
Thereafter	90,533	2,575,937	—	—	100,000	300,000	3,066,470	1,350,672
	$302,593	$3,554,828	$200,000	$1,183,000	$100,000	$1,094,967	$6,435,388	$2,924,728

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense before capitalized interest	$71,992	$95,568	$144,414	$197,722
Interest capitalized	(6,743)	(5,433)	(13,022)	(12,051)
Interest income	(393)	(1,046)	(914)	(1,910)
Interest expense, net	$64,856	$89,089	$130,478	$183,761
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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $1.0 million and $2.0 million for the three and six months ended June 30, 2017, respectively, and was $0.9 million and $1.7 million for the three and six months ended June 30, 2016, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

We also recorded expenses for these services, inclusive of capitalized expenses, of $5.8 million and $10.3 million for the three and six months ended June 30, 2017, respectively, for these services (excluding services provided directly to tenants), and $7.1 million and $10.9 million for the three and six months ended June 30, 2016, respectively.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Investments in Unconsolidated Joint Ventures. Amounts due from joint ventures and related parties at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Due from joint ventures	$17,139	$1,240
Other	6,586	14,616
Related party receivables	$23,725	$15,856
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of June 30, 2017 and December 31, 2016, the noncontrolling interest unit holders owned 4.43%, or 4,561,513 units, and 4.16%, or 4,363,716 units, of the Operating Partnership, respectively. As of June 30, 2017, 4,561,513 shares of SL Green's common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of June 30, 2017 and December 31, 2016 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

	June 30, 2017	December 31, 2016
Balance at beginning of period	$473,882	$424,206
Distributions	(7,112)	(12,671)
Issuance of common units	20,824	78,495
Redemption of common units	(13,242)	(31,805)
Net income	895	10,136
Accumulated other comprehensive income allocation	(299)	1,299
Fair value adjustment	12,712	4,222
Balance at end of period	$487,660	$473,882
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
June 30, 2017

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
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of June 30, 2017, no Subsidiary Series B Preferred Units have been issued.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Balance at beginning of period	$302,010	$282,516
Issuance of preferred units	—	22,793
Redemption of preferred units	(125)	(3,299)
Balance at end of period	$301,885	$302,010
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2017, 98,366,984 shares of common stock and no shares of excess stock were issued and outstanding.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. At June 30, 2017, repurchases made under the stock repurchase plans were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be purchased under the plan (in millions)
First quarter 2017	982	$103.89	982	$999.9
Second quarter 2017 (1)	2,447,153	$103.41	2,448,135	$746.8

(1)	Includes 393,496 shares of common stock repurchased by the Company in June 2017 that were settled in July 2017.
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
June 30, 2017

Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
Earnings per Share
SL Green's earnings per share for the three and six months ended June 30, 2017 and 2016 are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2017	2016	2017	2016
Basic Earnings:
Income attributable to SL Green common stockholders	$8,222	$133,457	$19,573	$156,678
Effect of Dilutive Securities:
Redemption of units to common shares	419	5,586	895	6,508
Diluted Earnings:
Income attributable to SL Green common stockholders	$8,641	$139,043	$20,468	$163,186

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2017	2016	2017	2016
Basic Shares:
Weighted average common stock outstanding	99,900	100,134	100,268	100,093
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,562	4,342	4,584	4,158
Stock-based compensation plans	270	316	288	282
Diluted weighted average common stock outstanding	104,732	104,792	105,140	104,533
SL Green has excluded 986,390 and 979,676 common stock equivalents from the diluted shares outstanding for the three and six months ended June 30, 2017, respectively, as they were anti-dilutive. SL Green has excluded 739,636 and 845,026 common stock equivalents from the diluted shares outstanding for the three and six months ended June 30, 2016, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at June 30, 2017 owned 98,366,984 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

Limited Partner Units
As of June 30, 2017, limited partners other than SL Green owned 4.43%, or 4,561,513 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and six months ended June 30, 2017 and 2016, respectively are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2017	2016	2017	2016
Basic and Diluted Earnings:
Net income attributable to SLGOP common unitholders	$8,641	$139,043	$20,468	$163,186

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2017	2016	2017	2016
Basic units:
Weighted average common units outstanding	104,462	104,476	104,852	104,251
Effect of Dilutive Securities:
Stock-based compensation plans	270	316	288	282
Diluted weighted average common units outstanding	104,732	104,792	105,140	104,533
The Operating Partnership has excluded 986,390 and 979,676 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2017, respectively, as they were anti-dilutive. The Operating Partnership has excluded 739,636 and 845,026 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2016, respectively, as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) granted after the effective date of the Fourth Amendment 2005 Plan counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of June 30, 2017, $8.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2014 Outperformance Plan.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the six months ended June 30, 2017 and the year ended December 31, 2016.

	June 30, 2017	December 31, 2016
Dividend yield	2.50%	2.37%
Expected life	4.4 years	3.7 years
Risk-free interest rate	1.73%	1.57%
Expected stock price volatility	28.32%	26.76%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

A summary of the status of the Company's stock options as of June 30, 2017 and December 31, 2016, and changes during the six months ended June 30, 2017 and year ended December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	$1,737,213	$98.44	$1,595,007	$95.52
Granted	168,000	105.76	445,100	105.86
Exercised	(137,943)	84.06	(192,875)	76.90
Lapsed or cancelled	(61,834)	122.71	(110,019)	123.86
Balance at end of period	$1,705,436	$99.45	$1,737,213	$98.44
Options exercisable at end of period	946,285	$91.61	748,617	$87.72
Weighted average fair value of options granted during the period	$3,733,043		$8,363,036
All options were granted with strike prices ranging from $20.67 to $128.82. The remaining weighted average contractual life of the options outstanding was 3.8 years and the remaining average contractual life of the options exercisable was 3.1 years.
During the three and six months ended June 30, 2017, we recognized compensation expense for these options of $1.9 million and $3.9 million, respectively. During the three and six months ended June 30, 2016, we recognized compensation expense for these options of $1.9 million and $3.9 million, respectively.
As of June 30, 2017, there was $12.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.9 years.
Stock-based Compensation
Effective January 1, 1999, the Company implemented a deferred compensation plan, or the Deferred Plan, where shares issued under the Deferred Plan were granted to certain employees, including certain of our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of June 30, 2017 and December 31, 2016 and charges during the six months ended June 30, 2017 and the year ended December 31, 2016, are as follows:

	June 30, 2017	December 31, 2016
Balance at beginning of period	3,202,031	3,137,881
Granted	300	98,800
Cancelled	—	(34,650)
Balance at end of period	3,202,331	3,202,031
Vested during the period	84,236	83,822
Compensation expense recorded	$4,854,350	$7,153,966
Weighted average fair value of restricted stock granted during the period	$30,813	$10,650,077
The fair value of restricted stock that vested during the six months ended June 30, 2017 and the year ended December 31, 2016 was $8.1 million and $7.6 million, respectively. As of June 30, 2017 there was $16.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.
For the three and six months ended June 30, 2017, $2.0 million and $3.6 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and six months ended June 30, 2016, $1.4 million and $2.9 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We have granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $20.5 million and $25.4 million as of June 30, 2017 and December 31, 2016, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of June 30, 2017, there was $9.5 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.2 years.
During the three and six months ended June 30, 2017, we recorded compensation expense related to bonus, time-based and performance based awards of $2.6 million and $12.6 million, respectively. During the three and six months ended June 30, 2016, we recorded compensation expense related to bonus, time-based and performance based awards of $3.3 million and $12.8 million, respectively.
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
The cost of the 2014 Outperformance Plan ($29.2 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of June 30, 2017, will be amortized into earnings through the final vesting period. We recorded compensation expense of $4.3 million and $6.3 million for the three and six months ended June 30, 2017, respectively, related to the 2014 Outperformance Plan. We recorded compensation expense of $3.3 million and $4.8 million for the three and six months ended June 30, 2016, respectively, related to the 2014 Outperformance Plan.
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
During the six months ended June 30, 2017, 10,407 phantom stock units and 8,883 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million and $2.1 million during the three and six months ended June 30, 2017, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $1.8 million during the three and six months ended June 30, 2016, respectively, related to the Deferred Compensation Plan.
As of June 30, 2017, there were 97,533 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2017, 99,671 shares of SL Green's common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of June 30, 2017 (in thousands):

	Net unrealized gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2016	$12,596	$4,021	$5,520	$22,137
Other comprehensive (loss) before reclassifications	(4,376)	(951)	(1,174)	(6,501)
Amounts reclassified from accumulated other comprehensive income	1,254	594	(3,130)	(1,282)
Balance at June 30, 2017	$9,474	$3,664	$1,216	$14,354

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of June 30, 2017 and December 31, 2016, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $4.2 million and $7.1 million, respectively.

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at June 30, 2017 and December 31, 2016 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29,524	$—	$29,524	$—
Interest rate cap and swap agreements (included in other assets)	$14,323	$—	$14,323	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$85,110	$48,315	$36,795	$—
Interest rate cap and swap agreements (included in other assets)	$21,090	$—	$21,090	$—
Liabilities:
Interest rate cap and swap agreements (included in accrued interest payable and other liabilities)	$1	$—	$1	$—
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

The following table provides the carrying value and fair value of these financial instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,986,413	(2)	$1,640,412	(2)

Fixed rate debt	$5,190,393	$5,359,227	$5,452,084	$5,722,494
Variable rate debt	1,241,360	1,232,250	1,105,585	1,110,110
	$6,431,753	$6,591,477	$6,557,669	$6,832,604

(1)	Amounts exclude net deferred financing costs.

(2)
At June 30, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.0 billion and $2.2 billion. At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2017 and December 31, 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at June 30, 2017 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	0.938%	October 2014	December 2017	Other Assets	$262
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	195
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Assets	195
Interest Rate Cap	137,500	4.000%	September 2015	September 2017	Other Assets	—
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Assets	9,227
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	4,444
						$14,323
During the three months ended June 30, 2017, we did not record a gain or loss on the changes in the fair value. During the six months ended June 30, 2017, we recorded a loss on the changes in the fair value of $0.1 million, which is included in interest expense on the consolidated statements of operations. During both the three and six months ended June 30, 2016, we recorded a gain on the changes in the fair value of $0.5 million, which is included in interest expense on the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

on its derivative obligations. As of June 30, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was zero. As of June 30, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of zero at June 30, 2017.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $0.7 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $0.5 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively (in thousands):

	Amount of (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Gain Recognized into Income (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2017	2016		2017	2016		2017	2016
Interest Rate Swaps/Caps	$(2,036)	$(1,186)	Interest expense	$519	$4,468	Interest expense	$—	$1
Share of unconsolidated joint ventures' derivative instruments	(1,328)	(3,005)	Equity in net income from unconsolidated joint ventures	292	567	Equity in net income from unconsolidated joint ventures	34	(600)
	$(3,364)	$(4,191)		$811	$5,035		$34	$(599)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Amount of (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized into Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2017	2016		2017	2016		2017	2016
Interest Rate Swaps/Caps	$(5,173)	$(8,105)	Interest expense	$1,498	$6,631	Interest expense	$(8)	$(38)
Share of unconsolidated joint ventures' derivative instruments	(987)	(5,770)	Equity in net income from unconsolidated joint ventures	691	918	Equity in net income from unconsolidated joint ventures	(61)	(1,036)
	$(6,160)	$(13,875)		$2,189	$7,549		$(69)	$(1,074)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

18. Commitments and Contingencies
Legal Proceedings
As of June 30, 2017, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of June 30, 2017 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2017	$1,193	$15,525
2018	2,387	31,049
2019	2,411	31,066
2020	2,620	31,436
2021	2,794	31,628
Thereafter	822,688	732,724
Total minimum lease payments	$834,093	$873,428
Amount representing interest	(791,613)
Capital lease obligations	$42,480
19. Segment Information
The Company is a REIT with in-house capabilities in commercial and residential property management, acquisitions and dispositions, financing, development and redevelopment, construction and leasing in the New York Metropolitan area, and has two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, insurance, real estate taxes and ground rent expense (at certain applicable properties). See Note 5, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments.
Selected consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and selected asset information as of June 30, 2017 and December 31, 2016, regarding our operating segments are as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
June 30, 2017	$337,528	$60,622	$398,150
June 30, 2016	573,400	44,214	617,614
Six months ended:
June 30, 2017	674,610	100,921	775,531
June 30, 2016	974,107	98,951	1,073,058
Net income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities

Three months ended:
June 30, 2017	$(18,561)	$54,374	$35,813
June 30, 2016	(112,938)	42,475	(70,463)
Six months ended:
June 30, 2017	(5,376)	92,509	87,133
June 30, 2016	(154,491)	92,843	(61,648)
Total assets
As of:
June 30, 2017	$13,161,680	$2,148,027	$15,309,707
December 31, 2016	13,868,672	1,989,115	15,857,787
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for borrowings on the 2016 MRA and 2017 MRA. Interest is imputed on the investments that do not collateralize the 2016 MRA or 2017 MRA using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and six months ended June 30, 2017, marketing, general and administrative expenses totaled $24.3 million, and $48.4 million respectively. For the three and six months ended June 30, 2016, marketing, general and administrative expenses totaled $24.5 million and $48.5 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities	$35,813	$(70,463)	$87,133	$(61,648)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	13,089	33,448	15,136	43,363
(Loss) gain on sale of real estate, net	(3,823)	196,580	(3,256)	210,353
Depreciable real estate reserves	(29,064)	(10,387)	(85,336)	(10,387)
(Loss) gain on sale of investment in marketable securities	—	(83)	3,262	(83)
Net income	$16,015	$149,095	$16,939	$181,598

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
As of June 30, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	24		16,054,606	7	6,558,139	31	22,612,745	93.1%
	Retail	4	(2)	302,583	9	347,970	13	650,553	95.2%
	Development/Redevelopment	7		158,985	5	779,714	12	938,699	49.0%
	Fee Interest	1		176,530	1	—	2	176,530	100.0%
		36		16,692,704	22	7,685,823	58	24,378,527	91.5%
Suburban	Office	24		3,933,800	2	640,000	26	4,573,800	82.7%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		26		3,986,800	3	640,000	29	4,626,800	82.9%
Total commercial properties		62		20,679,504	25	8,325,823	87	29,005,327	90.2%
Residential:
Manhattan	Residential	3	(2)	472,105	12	2,656,856	15	3,128,961	88.9%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	12	2,656,856	15	3,128,961	88.9%
Total portfolio(2)(3)		65		21,151,609	37	10,982,679	102	32,134,288	90.0%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2017, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)
Includes the properties at 680-750 Washington Boulevard, in Stamford, Connecticut, also known as Stamford Towers and 125 Chubb Avenue in Lyndhurst, New Jersey, which are classified as held for sale at June 30, 2017.

As of June 30, 2017, we also an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.

Critical Accounting Policies
Refer to the 2016 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and six months ended June 30, 2017.

Reconciliation of Net Income to Same-Store Operating Income
The Company presents Same-Store Operating Income because the Company believes that this measure, when taken together with the corresponding GAAP financial measures and our reconciliation, provides investors with meaningful information regarding the operating performance of properties. When operating performance is compared across multiple periods, the investor is provided with information not immediately apparent from net income that is determined in accordance with GAAP. Same-Store Operating Income provides information on trends in the revenue generated and expenses incurred in operating our properties, unaffected by the cost of leverage, depreciation, amortization, and other net income components. The Company uses this metric internally as a performance measure. This measure is not an alternative to net income (determined in accordance with GAAP) and same-store performance should not be considered an alternative to GAAP net income performance.
For properties owned since January 1, 2016 and still owned and operated at June 30, 2017, Same-Store Operating Income is determined as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net income	$16.0	$149.1	$16.9	$181.6
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(13.1)	(33.4)	(15.1)	(43.4)
Loss (gain) on sale of real estate, net	3.8	(196.6)	3.3	(210.4)
Depreciable real estate reserves	29.1	10.4	85.3	10.4
Loss on sale of investment in marketable securities	—	0.1	(3.3)	0.1
Depreciation and amortization	133.1	425.0	227.2	604.4
Interest expense, net of interest income	64.9	89.1	130.5	183.8
Amortization of deferred financing costs	3.4	7.4	8.2	15.4
Operating income	237.2	451.1	453.0	741.9
Less: Operating income from other properties/affiliates	(55.6)	(268.9)	(94.3)	(389.1)
Same-store operating income	$181.6	$182.2	$358.7	$352.8

Results of Operations
Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016
The following comparison for the three months ended June 30, 2017, or 2017, to the three months ended June 30, 2016, or 2016, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at June 30, 2017 (Same-Store Properties totaled 54 of our 65 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2017 and 2016 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,

iii.	"Disposed Properties" which represents all properties or interests in properties sold or partially sold in 2017 and 2016, and

iv.	“Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	$ Change	% Change

Rental revenue	$273.3	$267.7	$5.6	2.1%	$0.5	$110.3	$5.6	$38.8	$279.4	$416.8	$(137.4)	(33.0)%
Escalation and reimbursement	40.4	43.4	(3.0)	(6.9)%	(0.2)	0.3	2.4	4.9	42.6	48.6	(6.0)	(12.3)%
Investment income	—	—	—	—%	—	—	60.7	44.2	60.7	44.2	16.5	37.3%
Other income	1.8	1.5	0.3	20.0%	0.1	94.0	13.6	12.5	15.5	108.0	(92.5)	(85.6)%
Total revenues	315.5	312.6	2.9	0.9%	0.4	204.6	82.3	100.4	398.2	617.6	(219.4)	(35.5)%

Property operating expenses	133.9	130.4	3.5	2.7%	0.2	3.0	6.0	12.3	140.1	145.7	(5.6)	(3.8)%
Transaction related costs	—	—	—	—%	—	—	—	2.1	—	2.1	(2.1)	(100.0)%
Marketing, general and administrative	—	—	—	—%	—	—	24.3	24.5	24.3	24.5	(0.2)	(0.8)%
	133.9	130.4	3.5	2.7%	0.2	3.0	30.3	38.9	164.4	172.3	(7.9)	(4.6)%

Operating income before equity in net income from unconsolidated joint ventures	$181.6	$182.2	$(0.6)	(0.3)%	$0.2	$201.6	$52.0	$61.5	$233.8	$445.3	$(211.5)	(47.5)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(68.3)	(96.5)	28.2	(29.2)%
Depreciation and amortization									(133.1)	(425.0)	291.9	(68.7)%
Equity in net income from unconsolidated joint ventures									3.4	5.8	(2.4)	(41.4)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									13.1	33.4	(20.3)	(60.8)%
(Loss) gain on sale of real estate, net									(3.8)	196.6	(200.4)	(101.9)%
Depreciable real estate reserves									(29.1)	(10.4)	(18.7)	179.8%
(Loss) on sale of investment in marketable securities									—	(0.1)	0.1	(100.0)%
Net income									$16.0	$149.1	$(133.1)	(89.3)%
Rental, Escalation and Reimbursement Revenues
Rental revenues decreased primarily as a result of Disposed Properties ($144.3 million), which included the sale of 388 Greenwich Street in the second quarter of 2016 and the effect of the partial sale and deconsolidation of 11 Madison Avenue in the third quarter of 2016 partially offset by increased rents at our Same-Store Properties ($5.6 million). Increased rental revenue at Same-Store Properties was primarily driven by 711 Third Avenue ($2.7 million) and 919 Third Avenue ($2.5 million).
Escalation and reimbursement revenue decreased primarily as a result of lower recoveries at our Same-Store properties ($2.9 million) and the effect of the partial sale and deconsolidation of 11 Madison Avenue in the third quarter of 2016 ($2.4 million).
The following table presents a summary of the commenced leasing activity for the three months ended June 30, 2017 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,292,381
Space which became available during the period (3)
• Office	498,975
• Retail	8,682
• Storage	6,266
	513,923
Total space available	1,806,304
Leased space commenced during the period:
• Office(4)	223,762	250,436	$74.62	$66.05	$49.02	4.9	7.4
• Retail	29,241	30,719	$312.51	$177.14	$23.58	6.0	13.1
Total leased space commenced	253,003	281,155	$100.61	$87.00	$46.24	5.0	8.0

Total available space at end of period	1,553,301

Early renewals
• Office	21,814	24,352	$72.31	$71.62	$5.07	1.0	3.8
• Storage	950	950	$25.00	$25.00	$—	—	1.5
Total early renewals	22,764	25,302	$70.54	$69.87	$4.88	1.0	3.7

Total commenced leases, including replaced previous vacancy
• Office		274,788	$74.42	$66.92	$45.12	4.6	7.1
• Retail		30,719	$312.51	$177.14	$23.58	6.0	13.1
• Storage		950	$25.00	$25.00	$—	—	1.5
Total commenced leases		306,457	$98.13	$84.70	$42.82	4.7	7.7

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	982,195
Sold vacancies	(11,965)
Space which became available during the period(3)
• Office	63,311
• Retail	—
• Storage	—
	63,311
Total space available	1,033,541
Leased space commenced during the period:
• Office(5)	106,415	118,460	$31.46	$41.45	$38.04	5.4	7.8
• Storage	987	1,054	$23.72	$15.87	$27.46	2.4	9.2
Total leased space commenced	107,402	119,514	$31.39	$41.18	$37.95	5.4	7.8

Total available space at end of the period	926,139

Early renewals
• Office	8,890	8,955	$33.71	$34.08	$4.78	2.6	4.2
Total early renewals	8,890	8,955	$33.71	$34.08	$4.78	2.6	4.2

Total commenced leases, including replaced previous vacancy
• Office		127,415	$31.62	$39.29	$35.70	5.2	7.5
• Storage		1,054	$23.72	$15.87	$27.46	2.4	9.2
Total commenced leases		128,469	$31.55	$39.12	$35.64	5.2	7.6

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $71.27 per rentable square feet for 132,206 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $71.43 per rentable square feet for 156,558 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $51.42 per rentable square feet for 21,589 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $46.23 per rentable square feet for 30,544 rentable square feet.

Investment Income
For the three months ended June 30, 2017, investment income increased primarily as a result of previously unrecognized income related to our preferred equity investment in 885 Third Avenue ($9.4 million), a larger weighted average book balance and an increase in the LIBOR benchmark rate. These increases were partially offset by repayments of high yielding loans in the second half of 2016. For the three months ended June 30, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.1 billion and 9.4%, respectively, compared to $1.4 billion and 9.5%, respectively, for the same period in 2016. As of June 30, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.4 years excluding extension options.
Other Income
Other income decreased primarily as a result of the termination fee earned in connection with the termination of the lease with Citigroup, Inc. at 388-390 Greenwich in 2016 ($94.0 million) and promote income earned in connection with the sale of 33 Beekman in the second quarter of 2016 ($10.8 million). The decrease was partially offset by net fees recognized in connection with the closing of the One Vanderbilt venture in the second quarter of 2017 ($10.3 million).

Property Operating Expenses
Property operating expenses decreased primarily due to the effect of the partial sale and deconsolidation of 11 Madison Avenue ($7.7 million) in the third quarter of 2016, and the partial sale of 400 East 57th Street ($1.6 million) in the fourth quarter of 2016, offset by increased operating expenses at our Same-Store Properties ($3.4 million).
Transaction Related Costs
The decrease in transaction related costs in 2017 is primarily due to the adoption of ASU No. 2017-01 in 2017, which clarified the definition of a business and provided guidance to assist in determining whether transactions should be accounted for as acquisitions of assets or businesses. Following the adoption of the guidance, most of our real estate acquisitions are considered asset acquisitions and transaction costs are therefore capitalized to the investment basis when they would have previously been expensed under the previous guidance. Transaction costs expensed in 2017 relate primarily to deals that are not moving forward for which any costs incurred are expensed.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended June 30, 2017 were $24.3 million, or 5.0% of total combined revenues, including our share of joint venture revenues, and 52 basis points of total combined assets, including our share of joint venture assets compared to $24.5 million, or 3.6% of total revenues including our share of joint venture revenues, and 50 basis points of total assets including our share of joint venture assets for 2016.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense, net of interest income, decreased primarily as a result of the deconsolidation of 11 Madison in the third quarter of 2016 ($14.3 million) and the Disposed Properties ($14.2 million). The weighted average consolidated debt balance outstanding was $6.5 billion for the three months ended June 30, 2017 compared to $9.7 billion for the three months ended June 30, 2016. The weighted average interest rate was 3.84% for the three months ended June 30, 2017 as compared to 3.74% for the three months ended June 30, 2016.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the Disposed Properties ($336.4 million), partially offset by accelerated amortization at 5-7 Dey Street, 183 & 187 Broadway upon the commencement of demolition of the properties ($42.9 million).
Equity in Net Income in Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of reduced occupancy at 3 Columbus Circle ($1.2 million) and the repayment of a debt position held in an unconsolidated joint venture ($1.2 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures/Real Estate
During the three months ended June 30, 2017, we recognized a gain related to the sale in May 2014 of our ownership interest in 747 Madison Avenue ($13.0 million). The sale did not meet the criteria for sale accounting at that time and, therefore, remained on our consolidated financial statements. During the three months ended June 30, 2016, we recognized a gain on sale associated with the sale of our joint venture interests at 33 Beekman ($33.0 million).
(Loss) gain on sale of real estate, net
During the three months ended June 30, 2017, we recognized a loss on the sale of 885 Third Avenue ($8.8 million) which closed in 2016, but was only recognized in the second quarter of 2017 due to the sale not meeting the criteria for sale accounting under the full accrual method in ASC 360-20 until the second quarter of 2017. This loss was partially offset by the gain on sale recognized in connection with the sale of 102 Greene Street ($4.9 million). During the three months ended June 30, 2016, we recognized a gain on sale associated with the sale of the property at 388-390 Greenwich ($206.5 million), which was partially offset by the loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million).
Depreciable Real Estate Reserves
During the three months ended June 30, 2017, we recognized depreciable real estate reserves related to 125 Chubb Avenue ($26.6 million), Stamford Towers ($2.1 million), and 520 White Plains Road ($0.4 million). During the three months ended June 30, 2016 we recognized depreciable real estate reserves related to 500 West Putnam ($10.4 million).

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016
The following comparison for the six months ended June 30, 2017, or 2017, to the six months ended June 30, 2016, or 2016, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at June 30, 2017 (Same-Store Properties totaled 54 of our 65 consolidated operating properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2017 and 2016 and all non-
Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,

iii.	"Disposed Properties" which represents all properties or interests in properties sold or partially sold in 2017 and 2016, and

iv.	“Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	$ Change	% Change

Rental revenue	$544.8	$530.2	$14.6	2.8%	$5.2	$152.4	$10.7	$79.8	$560.7	$762.4	$(201.7)	(26.5)%
Escalation and reimbursement	83.0	84.9	(1.9)	(2.2)%	0.2	0.5	3.6	8.8	86.8	94.2	(7.4)	(7.9)%
Investment income	—	—	—	—%	—	—	100.9	99.0	100.9	99.0	1.9	1.9%
Other income	3.2	3.6	(0.4)	(11.1)%	0.3	94.0	23.6	19.9	27.1	117.5	(90.4)	(76.9)%
Total revenues	631.0	618.7	12.3	2.0%	5.7	246.9	138.8	207.5	775.5	1,073.1	(297.6)	(27.7)%

Property operating expenses	272.3	265.9	6.4	2.4%	0.9	6.3	10.7	23.1	283.9	295.3	(11.4)	(3.9)%
Transaction related costs	—	—	—	—%	—	—	0.2	3.4	0.2	3.4	(3.2)	(94.1)%
Marketing, general and administrative	—	—	—	—%	—	—	48.4	48.5	48.4	48.5	(0.1)	(0.2)%
	272.3	265.9	6.4	2.4%	0.9	6.3	59.3	75.0	332.5	347.2	(14.7)	(4.2)%

Operating income before equity in net income from unconsolidated joint ventures	$358.7	$352.8	$5.9	1.7%	$4.8	$240.6	$79.5	$132.5	$443.0	$725.9	$(282.9)	(39.0)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(138.7)	(199.1)	60.4	(30.3)%
Depreciation and amortization									(227.2)	(604.4)	377.2	(62.4)%
Equity in net income from unconsolidated joint ventures									10.0	15.9	(5.9)	(37.1)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									15.1	43.4	(28.3)	(65.2)%
(Loss) gain on sale of real estate, net									(3.3)	210.4	(213.7)	(101.6)%
Depreciable real estate reserves									(85.3)	(10.4)	(74.9)	720.2%
Gain (loss) on sale of investment in marketable securities									3.3	(0.1)	3.4	(3,400.0)%
Net income									$16.9	$181.6	$(164.7)	(90.7)%
Rental, Escalation and Reimbursement Revenues
Rental revenues decreased primarily as a result of Disposed Properties ($217.8 million), which included 388-390 Greenwich Street and the effect of the partial sale and deconsolidation of 11 Madison Avenue in the third quarter of 2016, partially offset by increased rents at our Same-Store Properties ($14.6 million). Increased rental revenue at Same-Store Properties was primarily driven by 919 Third Avenue ($6.0 million), 711 Third Avenue ($5.4 million), and 420 Lexington Avenue ($3.0 million).
Escalation and reimbursement revenue decreased primarily as a result the effect of the partial sale and deconsolidation of 11 Madison Avenue in the third quarter of 2016 ($4.9 million) and less recoveries at our Same-Store properties ($2.0 million).

The following table presents a summary of the commenced leasing activity for the three months ended June 30, 2017 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	1,149,571
Space which became available during the year (3)
• Office	857,221
• Retail	27,258
• Storage	11,087
	895,566
Total space available	2,045,137
Leased space commenced during the year:
• Office(4)	443,823	490,716	$75.60	$65.96	$63.31	6.3	8.6
• Retail	16,158	46,890	$293.61	$245.02	$24.10	6.3	16.0
• Storage	31,855	2,663	$35.84	$42.91	$0.40	—	3.8
Total leased space commenced	491,836	540,269	$88.80	$85.86	$60.21	6.3	9.0

Total available space at end of year	1,553,301

Early renewals
• Office	124,958	103,144	$84.09	$73.81	$20.37	2.7	4.7
• Retail	37,544	27,382	$31.96	$5.09	$—	—	5.0
• Storage	2,236	2,291	$29.99	$31.02	$—	—	2.6
Total early renewals	164,738	132,817	$72.41	$58.91	$15.82	2.1	4.8

Total commenced leases, including replaced previous vacancy
• Office		593,860	$76.66	$68.24	$49.82	5.1	7.4
• Retail		74,272	$204.96	$128.49	$15.00	3.8	10.7
• Storage		4,954	$33.13	$36.38	$0.21	—	3.3
Total commenced leases		673,086	$90.50	$78.13	$45.61	4.9	7.8

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	965,021
Sold vacancies	(11,965)
Space which became available during the year (3)
• Office	124,649
• Retail	338
• Storage	1,485
	126,472
Total space available	1,079,528
Leased space commenced during the year:
• Office(5)	152,064	165,646	$30.31	$37.25	$36.33	6.7	7.6
• Retail	338	338	$33.00	$33.00	$—	—	5.0
• Storage	987	1,054	$23.72	$15.87	$27.46	2.4	9.2
Total leased space commenced	153,389	167,038	$30.27	$37.08	$36.20	6.7	7.6

Total available space at end of the year	926,139

Early renewals
• Office	71,208	72,742	$30.69	$29.98	$0.71	2.6	3.2
• Storage	752	752	$15.00	$13.00	$—	—	2.7
Total early renewals	71,960	73,494	$30.53	$29.81	$0.70	2.5	3.2

Total commenced leases, including replaced previous vacancy
• Office		238,388	$29.05	$29.81	$13.69	5.6	4.8
• Retail		338	$33.00	$33.00	$—	—	5.0
• Storage		1,806	$20.09	$13.66	$16.03	1.4	6.5
Total commenced leases		240,532	$30.35	$32.28	$25.35	5.4	6.3

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $75.21 per rentable square feet for 360,634 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $78.91 per rentable square feet for 233,226 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $30.42 per rentable square feet for 238,388 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $27.14 per rentable square feet for 135,684 rentable square feet.

Investment Income
For the six months ended June 30, 2017, investment income increased primarily as a result of previously unrecognized income related to our preferred equity investment in 885 Third Avenue ($9.4 million), a larger weighted average balance during the period, and an increase in the LIBOR benchmark rate. This increase was partially as a result of accelerated recognition of income on the early repayment of certain debt positions in 2016 ($10.2 million). For the six months ended June 30, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.9 billion and 9.4%, respectively, compared to $1.5 billion and 9.9%, respectively, for the same period in 2016. As of June 30, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.4 years excluding extension options.
Other Income
Other income decreased primarily as a result of the termination fee earned in connection with the termination of the lease with Citigroup, Inc. at 388-390 Greenwich in 2016 ($94.0 million) and promote income earned in connection with the sale of 33 Beekman in the second quarter of 2016 ($10.8 million). The decrease was partially offset by net fees recognized in connection with the closing of the One Vanderbilt venture in the second quarter of 2017 ($10.3 million).

Property Operating Expenses
Property operating expenses decreased primarily due the effect of the partial sale and deconsolidation of 11 Madison Avenue ($14.3 million) in the third quarter of 2016, and the partial sale of 400 East 57th Street ($3.2 million) in the fourth quarter of 2016, offset by increased operating expenses at our Same-Store Properties ($6.2 million).
Transaction Related Costs
The decrease in transaction related costs in 2017 is primarily due to the adoption of ASU No. 2017-01 in 2017, which clarified the definition of a business and provided guidance to assist in determining whether transactions should be accounted for as acquisitions of assets or businesses. Following the adoption of the guidance, most of our real estate acquisitions are considered asset acquisitions and transaction costs are therefore capitalized to the investment basis when they would have previously been expensed under the previous guidance. Transaction costs expensed in 2017 relate primarily to deals that are not moving forward for which any costs incurred are expensed.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the six months ended June 30, 2017 were $48.4 million, or 5.1% of total combined revenues, including our share of joint venture revenues, and 52 basis points of total combined assets, including our share of joint venture assets compared to $48.5 million, or 4.1% of total revenues including our share of joint venture revenues, and 50 basis points of total assets including our share of joint venture assets for 2016.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense, net of interest income, decreased primarily as a result of the effect of Disposed Properties ($53.7 million), and a lower weighted average balance on the revolving credit facility ($4.6 million). The weighted average consolidated debt balance outstanding was $6.6 billion for the six months ended June 30, 2017 compared to $10.1 billion for the six months ended June 30, 2016. The weighted average interest rate was 3.86% for the six months ended June 30, 2017 as compared to 3.73% for the six months ended June 30, 2016.

Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the Disposed Properties ($374.0 million), partially offset by accelerated amortization at 5-7 Dey Street, 183 & 187 Broadway upon the commencement of demolition of the propertie ($42.9 million).

Equity in Net Income in Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of higher net income contributions from 1552-1560 Broadway ($3.6 million) in 2016, as a result of the settlement of arbitration regarding a tenant's rent at the property as well as reduced occupancy at 3 Columbus Circle ($2.5 million).

Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures/Real Estate
During the six months ended June 30, 2017, we recognized a gain related to the sale in May 2014 of our ownership interest in 747 Madison Avenue ($13.0 million). The sale did not meet the criteria for sale accounting at that time and, therefore, remained on our consolidated financial statements, and a gain on sale associated with the sale of part of our joint venture interest in the Stonehenge Portfolio ($0.9 million). During the six months ended June 30, 2016, we recognized a gain on sale associated with the sale of our joint venture interests at 33 Beekman ($33.0 million), 7 Renaissance Square ($4.2 million), 1 Jericho ($3.3 million) and EOP Denver ($2.8 million).
(Loss) gain on sale of real estate, net
During the six months ended June 30, 2017, we recognized a loss on the sale of 885 Third Avenue ($8.8 million) which closed in 2016, but was only recognized in the second quarter of 2017 due to the sale not meeting the criteria for sale accounting under the full accrual method in ASC 360-20 until the second quarter of 2017. This loss was partially offset by a gain on sale associated with the sale of the property at 102 Greene Street ($4.9 million). During the six months ended June 30, 2016, we recognized gains on sale associated with the sale of the property at 388-390 Greenwich ($206.5 million) and 248-252 Bedford Avenue in Brooklyn, New York ($15.3 million), which were partially offset by the sale loss on sale of 7 International Drive, Westchester County, NY ($6.9 million).
Depreciable Real Estate Reserves
During the six months ended June 30, 2017, we recorded a $85.3 million charge related to 125 Chubb Avenue in Lyndhurst, NJ, Stamford Towers and 520 White Plains Road in Tarrytown, NY. During the six months ended June 30, 2016, we recognized depreciable real estate reserves related to 500 West Putnam ($10.4 million).

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2017 are as follows (in thousands):

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Property mortgages and other loans	$25,659	$169,656	$59,618	$720,958	$30,418	$2,666,470	$3,672,779
MRA and FHLB facilities	—	184,642	—	—	—	—	184,642
Corporate obligations	294,967	250,000	1,183,000	450,000	—	400,000	2,577,967
Joint venture debt-our share	78,752	285,924	555,574	320,914	332,892	1,350,672	2,924,728
Total	$399,378	$890,222	$1,798,192	$1,491,872	$363,310	$4,417,142	$9,360,116

As of June 30, 2017, we had $300.5 million of consolidated cash on hand, inclusive of $29.5 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $271.0 million and $276.2 million at June 30, 2017 and 2016, respectively, representing a decrease of $5.3 million. The increase was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Net cash provided by operating activities	$313,722	$373,378	$(59,656)
Net cash (used in) provided by investing activities	$(263,773)	$2,126,747	$(2,390,520)
Net cash used in financing activities	$(58,427)	$(2,479,298)	$2,420,871

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
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate property	$37,709
Additions to land, buildings and improvements	(8,144)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	(64,240)
Investments in unconsolidated joint ventures	(67,793)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	(67,725)
Net proceeds from disposition of real estate/joint venture interest	(1,893,230)
Proceeds from sale or redemption of marketable securities	49,183
Purchases of marketable securities	331
Other investments	6,001
Origination of debt and preferred equity investments	(627,381)
Repayments or redemption of debt and preferred equity investments	244,769
Decrease in net cash provided by investing activities	$(2,390,520)
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $157.1 million for the six months ended June 30, 2016 to $165.3 million for the six months ended June 30, 2017, relating primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facilities, senior unsecured notes, convertible or exchangeable securities, construction loans and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$529,128
Repayments of mortgages and other loans payable	970,373
Proceeds from revolving credit facility and senior unsecured notes	372,800
Repayments of revolving credit facility and senior unsecured notes	788,599
Proceeds from stock options exercised and DRIP issuance	7,275
Repurchase of common stock	(211,599)
Redemption of preferred stock	2,724
Distributions to noncontrolling interests in other partnerships	9,257
Contributions from noncontrolling interests in other partnerships	31,575
Distributions to noncontrolling interests in the Operating Partnership	(1,103)
Dividends paid on common and preferred stock	(12,444)
Other obligations related to loan participations	(66,500)
Deferred loan costs and capitalized lease obligation	786
Decrease in net cash used in financing activities	$2,420,871
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2017, 98,366,984 shares of common stock and no shares of excess stock were issued and outstanding.
As of June 30, 2017, SL Green had 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $301.9 million.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. At June 30, 2017, repurchases made under the stock repurchase plans were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be purchased under the plan (in millions)
First quarter 2017	982	$103.89	982	$999.9
Second quarter 2017 (1)	2,447,153	$103.41	2,448,135	$746.8

(1)	Includes 393,496 shares of common stock repurchased by the Company in June 2017 that were settled in July 2017.
Dividend Reinvestment and Stock Purchase Plan
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the six months ended June 30, 2017 and 2016, respectively (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Shares of common stock issued	1,036	904
Dividend reinvestments/stock purchases under the DRSPP	$111	$89
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of June 30, 2017, $8.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2014 Outperformance Plan.
2014 Outperformance Plan
The cost of the 2014 Outperformance Plan ($29.2 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of June 30, 2017, will be amortized into earnings through the final vesting period. We recorded compensation expense of $4.3 million and $6.3 million for the three and six months ended June 30, 2017, respectively, related to the 2014 Outperformance Plan. We recorded compensation expense of $3.3 million and $4.8 million for the three and six months ended June 30, 2016, respectively, related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors
During the six months ended June 30, 2017, 10,407 phantom stock units and 8,883 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million and $2.1 million during the three and six months ended June 30, 2017, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $1.8 million during the three and six months ended June 30, 2016, respectively, related to the Deferred Compensation Plan.
As of June 30, 2017, there were 97,533 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Market Capitalization
At June 30, 2017, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 45.0% of our combined market capitalization of $20.8 billion (based on a common stock price of $105.80 per share, the closing price of SL Green's common stock on the NYSE on

June 30, 2017). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2017 and December 31, 2016, (amounts in thousands).

Debt Summary:	June 30, 2017	December 31, 2016
Balance
Fixed rate	$4,390,393	$4,094,390
Variable rate—hedged	800,000	1,357,694
Total fixed rate	5,190,393	5,452,084
Total variable rate	1,241,360	1,105,585
Total debt	$6,431,753	$6,557,669

Debt, preferred equity, and other investments subject to variable rate	1,231,966	1,359,744
Net exposure to variable rate debt	9,394	(254,159)

Percent of Total Debt:
Fixed rate	80.7%	83.1%
Variable rate	19.3%	16.9%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.34%	4.35%
Variable rate	2.71%	2.10%
Effective interest rate	4.04%	3.82%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (1.22% and 0.77% at June 30, 2017 and December 31, 2016, respectively). Our consolidated debt at June 30, 2017 had a weighted average term to maturity of 5.00 years.
Certain of our debt and equity investments and other investments, with a carrying value of $1.2 billion at June 30, 2017, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
2012 Credit Facility
As of June 30, 2017, we had $80.8 million of outstanding letters of credit, $200.0 million drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.3 billion under the 2012 credit facility. At June 30, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $195.1 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At June 30, 2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2017 and 2016, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2017 would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $0.1 million and would increase our share of joint venture annual interest cost by $15.1 million. At June 30, 2017, 61.0% of our $2.0 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $5.2 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of June 30, 2017 bore interest based on a spread of LIBOR plus 125 basis points to LIBOR plus 418 basis points.
Contractual Obligations
Refer to our 2016 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and six months ended June 30, 2017
Off-Balance Sheet Arrangements
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
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2017, we expect to incur $28.2 million of recurring capital expenditures and $130.2 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $211.8 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.10 per share, we would pay $319.1 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
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
Funds from Operations
FFO is a widely recognized non-GAAP measure of REIT performance. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Company does. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002, and subsequently amended, defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles, or GAAP), excluding gains (or losses) from sales of properties, debt restructurings and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
The Company presents FFO because it considers it an important supplemental measure of the Company’s operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties. The Company also uses FFO as one of several criteria to determine performance-based bonuses for members of its senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, providing perspective not immediately apparent from net income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including our ability to make cash distributions.

FFO for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2017	2016
Net income attributable to SL Green common stockholders	$8,222	$133,457	$19,573	$156,678
Add:
Depreciation and amortization	133,054	425,042	227,188	604,350
Joint venture depreciation and noncontrolling interest adjustments	25,086	8,328	49,419	18,842
Net income (loss) attributable to noncontrolling interests	1,205	9,021	(15,810)	11,917
Less:
(Loss) gain on sale of real estate, net	(3,823)	196,580	(3,256)	210,353
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	13,089	33,448	15,136	43,363
Depreciation on non-rental real estate assets	564	500	1,080	996
Depreciable real estate reserves	(29,064)	(10,387)	(85,336)	(10,387)
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$186,801	$355,707	$352,746	$547,462
Cash flows provided by operating activities	$197,563	$259,288	$313,722	$373,378
Cash flows (used in) provided by investing activities	$(293,577)	$1,787,890	$(263,773)	$2,126,747
Cash flows used in by financing activities	$(101,056)	$(2,087,157)	$(58,427)	$(2,479,298)
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2016 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2016.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
As of June 30, 2017, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of June 30, 2017 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2017 the Operating Partnership issued no units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock, on a one-for- one basis, pursuant to the Operating Partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion shares of our common stock. At June 30, 2017 repurchases made under the stock repurchase plans were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be purchased under the plan (in millions)
First quarter 2017	982	$103.89	982	$999.9
Second quarter 2017	2,447,153	$103.41	2,448,135	$746.8
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

101.10
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: August 8, 2017	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	August 8, 2017
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	August 8, 2017
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	August 8, 2017
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	August 8, 2017
Matthew J. DiLiberto

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	August 8, 2017
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	August 8, 2017
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	August 8, 2017
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	August 8, 2017
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	August 8, 2017
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	August 8, 2017
Lauren B. Dillard
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: August 8, 2017		Matthew J. DiLiberto Chief Financial Officer