Form 10-K
period 2017-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2018-02-23
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (92,294,537 shares) was $9.8 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2017.
As of February 22, 2018, 90,327,098 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 22, 2018, 1,468,438 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2018 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of December 31, 2017, the Company owns 95.42% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2017, noncontrolling investors held, in aggregate, a 4.58% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1. BUSINESS

General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, engaged in the acquisition, development, ownership, management and operation of commercial and residential real estate properties, principally office properties, located in the New York metropolitan area. We were formed in June, 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, the Company's Chairman, had been engaged in the business of owning, managing, leasing, acquiring, and repositioning office properties in Manhattan, a borough of New York City. Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of December 31, 2017, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	23	(2)	14,304,606	9	10,356,864	32	24,661,470	93.9%
	Retail	4	(3)	302,583	9	347,970	13	650,553	94.5%
	Development/Redevelopment	7		158,985	4	770,514	11	929,499	63.8%
	Fee Interest	1		176,530	1	—	2	176,530	100.0%
		35		14,942,704	23	11,475,348	58	26,418,052	92.9%
Suburban	Office	20	(4)	3,013,200	2	640,000	22	3,653,200	84.0%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		22		3,066,200	3	640,000	25	3,706,200	84.3%
Total commercial properties		57		18,008,904	26	12,115,348	83	30,124,252	91.8%
Residential:
Manhattan	Residential	3	(3)	472,105	12	2,656,856	15	3,128,961	87.6%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	12	2,656,856	15	3,128,961	87.6%
Total portfolio		60		18,481,009	38	14,772,204	98	33,253,213	91.4%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes the property at 600 Lexington Avenue in New York, New York which was classified as held for sale at December 31, 2017.

(3)
As of December 31, 2017, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(4)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which are classified as held for sale at December 31, 2017.
As of December 31, 2017, we also managed an office building with approximately 336,000 square feet, which is owned by a third party, and held debt and preferred equity investments with a book value of $2.3 billion, including $0.2 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2017, our corporate staff consisted of 310 persons, including 211 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Corporate Structure
In connection with the Company's initial public offering, or IPO, in August 1997, the Operating Partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties. We refer to these management, leasing and construction entities, which are owned by S.L. Green Management Corp, as the "Service Corporation." The Company is organized so as to qualify, and has elected to qualify as a REIT, under the Internal Revenue Code of 1986, as amended, or the Code.
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2017, we owned 95.42% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns a 100% interest in Management LLC.
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
Our core business is the ownership of high quality commercial properties and our primary business objective is to maximize the total return to stockholders, through growth in net income attributable to common stockholders and funds from operations, or FFO, and through asset value appreciation. The commercial real estate expertise resulting from owning, operating, investing, developing, redeveloping and lending on real estate in Manhattan for over 37 years has enabled us to invest in a collection of premier office and retail properties, selected multifamily residential assets, and high quality debt and preferred equity investments. We also own high quality office properties in the New York metropolitan area.
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

•
Identifying properties well suited for development/redevelopment and maximizing the value of those properties through redevelopment or reconfiguration to match current workplace, retail and housing trends;

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

Leasing and Property Management
We seek to capitalize on our management's extensive knowledge of New York City and surrounding suburban markets and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing tens of millions of square feet of office, retail and residential space since the Company was founded, predominantly in Manhattan; (ii) careful tenant management, which results in long average lease terms and a manageable lease expiration schedule; (iii) utilization of an extensive network of third-party brokers to supplement our in-house leasing team; (iv) use of comprehensive building management analysis and planning; and (v) a commitment to tenant satisfaction by providing high quality tenant services at competitive rental rates.
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
Management’s breadth of activities and expertise in New York City has also enabled us to identify and acquire retail properties in prime Manhattan locations.  Combining our real estate skills and ability to attract premier tenants has resulted in transactions that have provided significant capital appreciation.  This same market penetration has permitted us to grow a portfolio of high quality, well-located multifamily properties
We believe that we have many advantages over our competitors in acquiring core and non-core properties, both directly and through our joint venture program that includes a predominance of high quality institutional investors. Those advantages include: (i) senior management's average 29 years of experience leading a full-service, fully-integrated real estate company focused on the Manhattan market; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests, including units in our Operating Partnership; and (iii) the ability to underwrite and close transactions on an expedited basis even when the transaction requires a complicated structure.
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
Debt and Preferred Equity Investments
We invest in well-collateralized debt and preferred equity investments in the markets in which we operate, primarily New York City, that generate attractive yields. See Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable a highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size, net of anticipated payoffs, generally not to exceed 10% of our total enterprise value, include the following:

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
Manhattan Office Market Overview
Manhattan is by far the largest office market in the United States containing more rentable square feet than the next four largest central business district office markets combined. The properties in our portfolio are concentrated in some of Manhattan's most prominent midtown locations.
According to Cushman and Wakefield Research Services as of December 31, 2017, Manhattan has a total office inventory of approximately 399.0 million square feet, including approximately 243.1 million square feet in midtown. We estimate that approximately 18.3 million square feet of new construction class-A buildings over 250,000 square feet will become available between 2018 and 2022 in Manhattan, approximately 45.4% of which is pre-leased. We estimate that this increase is partially offset by approximately 4.4 million square feet which will be converted from office use to an alternative use. This will add only approximately 0.7% per year to Manhattan's total inventory, net of conversions, over the next five years.
While the addition of new supply to the Manhattan office inventory is nominal relative to the size of the overall market, we view any additional supply as a positive to the Manhattan office market given the older vintage of the majority of Manhattan’s office inventory and the desire of certain tenants to occupy new, high quality, efficient office space, which often isn’t available in older vintage properties. In addition, Manhattan’s office inventory has only grown by approximately 8.3 million square feet over the last 25-30 years.
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
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2017 and 2016:

	Percent Occupied as of December 31,
Property	2017	2016
Same-Store properties (1) - Manhattan	95.3%	95.9%
Same-Store properties (1) - Suburban	87.2%	83.7%
Manhattan properties	93.9%	94.9%
Suburban properties	84.0%	80.7%
Unconsolidated Joint Venture Properties	95.4%	91.8%
Portfolio	92.6%	92.8%

(1)
Same-Store properties represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at December 31, 2017, which totaled 43 of our 60 consolidated operating properties.

Rent Growth
We are constantly evaluating our schedule of future lease expirations to mitigate occupancy risk while maximizing rent growth. We proactively manage future lease expirations based on our view of estimated current and future market asking rents. The following table sets forth our future lease expirations, excluding triple net leases, and management's estimates of market asking rents. Taking rents are typically lower than asking rents and may vary from building to building. There can be no assurances that our estimates of market rents are accurate or that market rents currently prevailing will not erode or outperform in the future.

	ANNUAL LEASE EXPIRATIONS - MANHATTAN OPERATING PROPERTIES
	Consolidated Properties						Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)

2017 (1)	9	10,006	0.07%	$460,049	$45.98	$50.24	2	9,390	0.09%	$838,610	$89.31	$86.81

1st Quarter 2018	19	175,633	1.28%	$19,756,616	$112.49	$147.33	4	32,921	0.32%	$3,149,806	$95.68	$88.74
2nd Quarter 2018	12	22,359	0.16%	1,157,748	51.78	49.77	4	17,004	0.17%	1,326,190	77.99	72.98
3rd Quarter 2018	15	205,231	1.49%	14,262,717	69.50	72.89	6	34,434	0.34%	3,115,836	90.49	71.64
4th Quarter 2018	26	127,928	0.93%	10,383,082	81.16	80.69	10	85,572	0.83%	9,956,499	116.35	84.55

Total 2018	72	531,151	3.86%	$45,560,163	$85.78	$98.41	24	169,931	1.66%	$17,548,331	$103.27	$81.59

2019	82	1,044,922	7.61%	$76,410,441	$73.13	$70.38	26	441,261	4.30%	$35,603,350	$80.69	$84.85
2020	98	2,328,968	16.95%	154,071,400	66.15	70.50	23	311,702	3.03%	20,180,982	64.74	70.73
2021	98	1,786,589	13.01%	116,415,234	65.16	67.50	29	369,113	3.59%	24,084,040	65.25	74.12
2022	100	1,143,613	8.32%	76,759,862	67.12	75.58	31	289,323	2.82%	24,224,560	83.73	86.48
2023	48	832,935	6.06%	49,899,730	59.91	64.56	15	468,914	4.57%	37,810,443	80.63	77.77
2024	31	278,486	2.03%	19,641,171	70.53	74.41	17	990,382	9.64%	95,723,469	96.65	86.24
2025	32	550,101	4.00%	54,587,969	99.23	95.42	16	591,141	5.76%	45,575,954	77.10	81.52
2026	29	799,693	5.82%	51,742,849	64.70	68.62	15	432,478	4.21%	43,371,726	100.29	109.34
Thereafter	112	4,430,805	32.27%	260,536,204	58.80	65.81	48	6,197,422	60.33%	419,550,447	67.70	83.66
	711	13,737,269	100.00%	$906,085,072	$65.96	$70.68	246	10,271,057	100.00%	$764,511,912	$74.43	$83.96

	ANNUAL LEASE EXPIRATIONS - SUBURBAN OPERATING PROPERTIES
	Consolidated Properties						Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)

2017 (1)	14	53,994	2.20%	$2,309,173	$42.77	$38.00	3	19,684	4.50%	$771,937	$39.22	$35.61

1st Quarter 2018	14	55,557	2.27%	$1,753,503	$31.56	$30.49	—	—	—%	$—	$—	$—
2nd Quarter 2018	6	31,525	1.29%	981,528	31.13	32.05	—	—	—%	—	—	—
3rd Quarter 2018	10	49,044	2.00%	1,672,657	34.11	34.13	—	—	—%	—	—	—
4th Quarter 2018	9	68,782	2.81%	2,243,941	32.62	36.31	—	—	—%	—	—	—

Total 2018	39	204,908	8.37%	$6,651,629	$32.46	$33.55	—	—	—%	$—	$—	$—

2019	37	395,568	16.15%	$11,387,110	$28.79	$29.12	8	39,354	9.00%	$1,322,125	$33.60	$36.00
2020	46	284,734	11.63%	9,905,255	34.79	35.64	5	47,964	10.96%	1,837,847	38.32	35.67
2021	32	296,334	12.10%	9,716,915	32.79	32.85	5	104,296	23.84%	4,001,316	38.36	36.00
2022	28	124,214	5.07%	4,579,117	36.86	39.02	2	18,012	4.12%	658,428	36.55	36.00
2023	24	193,443	7.90%	6,604,408	34.14	33.29	3	52,010	11.89%	1,956,588	37.62	35.80
2024	6	113,413	4.63%	3,220,430	28.40	28.46	2	52,707	12.05%	1,860,324	35.30	36.00
2025	10	109,013	4.45%	3,434,309	31.50	33.51	1	1,729	0.40%	59,040	34.15	36.00
2026	15	284,252	11.61%	9,523,950	33.51	33.18	4	88,854	20.31%	3,009,736	33.87	35.96
Thereafter	21	389,273	15.89%	10,526,113	27.04	27.96	1	12,862	2.93%	417,546	32.46	36.00
	272	2,449,146	100.00%	$77,858,409	$31.79	$32.18	34	437,472	100.00%	$15,894,887	$36.33	$35.91

(1)	Includes month to month holdover tenants that expired prior to December 31, 2017.

(2)	Tenants may have multiple leases.

(3)	Represents in place annualized rent allocated by year of expiration.

(4)	Management's estimate of current average asking rents for currently occupied space as of December 31, 2017. Taking rents are typically lower than asking rents and may vary from property to property.
Industry Segments
The Company is a REIT that is engaged in the acquisition, development, ownership, management and operation of commercial and residential real estate properties, principally office properties, located in the New York metropolitan area and has two reportable segments: real estate and debt and preferred equity investments. Our industry segments are discussed in Note 21, "Segment Information," in the accompanying consolidated financial statements.
At December 31, 2017, our real estate portfolio was primarily located in one geographical market, the New York metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2017, one tenant in our office portfolio contributed 8.0% of our share of annualized cash rent. No other tenant contributed more than 5.0% of our share of annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2017.
At December 31, 2017, we held debt and preferred equity investments with a book value of $2.3 billion, including $0.2 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item. At December 31, 2017, the assets underlying our debt and preferred equity investments were located in the New York metropolitan area. The primary sources of revenue are generated from interest and fee income.
Employees
At December 31, 2017, we employed 1,065 employees, 212 of whom were managers and professionals, 754 of whom were hourly-paid employees involved in building operations and 99 of whom were clerical, data processing and other administrative employees. There are currently six collective bargaining agreements which cover the workforce that services substantially all of our properties.
Highlights from 2017
Our significant achievements from 2017 included:
Corporate

•
Repurchased 8.3 million shares of our common stock under our share repurchase program at an average price of $101.64 per share and increased the size of our share repurchase program by $500 million to $1.5 billion.

•	Executed a Guaranteed Maximum Price contract, secured a New Building Permit and commenced vertical construction at One Vanderbilt.
Leasing

•
Signed 191 Manhattan office leases covering approximately 1.5 million square feet. The mark-to-market on signed Manhattan office leases was 11.3% higher in 2017 than the previously fully escalated rents on the same spaces.

•
Signed 89 Suburban office leases covering approximately 0.5 million square feet. The mark-to-market on signed Suburban office leases was 2.9% higher in 2017 than the previously fully escalated rents on the same spaces.

•
Signed long-term leases with DZ Bank and DVB Bank at One Vanderbilt for a total of 35,382 square feet. The 15-year leases cover the entire 26th floor of the 58-story skyscraper currently being constructed next to Grand Central Terminal.

•
Signed leases with LINE FRIENDS for 7,711 square feet, of which 4,629 square feet is at-grade, and Viacom for 8,700 square feet at 1515 Broadway for the retail space previously occupied by Aeropostale.

•	Signed a new lease with Ascensia Diabetes Care US Inc. for 65,000 square feet at 100 Summit Lake Drive in Valhalla, New York for 11.0 years.
Acquisitions

•
Together with private investment manager RXR Realty closed on the acquisition of a combined 48.7% interest in Worldwide Plaza based on a gross asset valuation of $1.725 billion. The acquisition allows the Company to expand its footprint on Manhattan's West Side through investing in a Class A asset that is fully leased to institutional tenants.

Dispositions

•	Closed on the sale of a 27.6% interest in One Vanderbilt to the National Pension Service of Korea ("NPS") and a 1.4% interest to Hines Interest LP ("Hines").

•
Closed on the sale of a 30% interest in 1515 Broadway at a gross asset valuation of $1.950 billion, pursuant to an agreement to sell interests totaling 43%. The balance of the transaction closed in the first quarter of 2018.

•	Entered into an agreement to sell 600 Lexington Avenue for a gross asset valuation of $305.0 million. The transaction closed in January 2018.

•	Closed on the sale of 16 Court Street in Brooklyn, New York for a gross asset valuation of $171.0 million.

•	Closed on the sale of 680-750 Washington Boulevard, in Stamford, Connecticut, for a gross asset valuation of $97.0 million.

•	Closed on the sale of 102 Greene Street for a gross asset valuation of $43.5 million.

•	Closed on the sale of 125 Chubb Avenue in Lyndhurst, New Jersey, for a gross asset valuation of $29.5 million.

•	Closed on the sale of 520 White Plains Road in Tarrytown, New York, for a gross asset valuation of $21.0 million

•	Sold 4,774,220 common shares of New York REIT, Inc., or NYRT, representing the Company's total holdings, generating a $3.3 million gain.
Debt and Preferred Equity Investments

•
Originated and retained, or acquired, $1.3 billion in debt and preferred equity investments, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and recorded $813 million of proceeds from sales, repayments and participations.

Finance

•	Fitch Ratings upgraded the corporate credit ratings for the Company.

•	Returned to the public unsecured debt markets with an issuance of $500.0 million of 5-year, 3.25% senior unsecured notes.

•	Issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The Notes priced at 105.334% plus accrued interest with a yield to maturity of 3.298%.

•
Refinanced, extended, and expanded our unsecured corporate credit facility by $217 million, to $3.0 billion. The new facility, which reduced overall borrowing costs, includes a $1.5 billion revolving line of credit and $1.3 billion funded term loan component that both mature in 2023 as well as a new $200.0 million 7-year term loan component that matures in 2024.

•
Closed on a new $300.0 million debt and preferred equity liquidity facility, which provides for favorable financing of senior mortgage loan investments. The new facility has a 1-year term with two 1-year extension options.

•
In conjunction with our acquisition of an interest in Worldwide Plaza, together with our joint venture partners, closed on a $1.2 billion financing of the property. The new loan has a term of 10 years and carries a fixed interest rate of 3.98%.

•
Together with our joint venture partner, closed on a $1.2 billion refinancing of 280 Park Avenue, which bears interest at a floating rate of 1.73% over LIBOR. The new loan matures in 2024, as extended, and replaces the previous $900.0 million of indebtedness on the property.

•
Together with our joint venture partner, closed on $275.0 million of financing of 650 Fifth Avenue. The financing matures in October 2022 and is comprised of a $210.0 million mortgage that carries a fixed interest rate of 4.460% and a $65.0 million mezzanine loan that carries a fixed interest rate of 5.450%.

•
Together with our joint venture partner, closed on a $195.0 million refinancing of 1552 Broadway, which bears interest at a floating rate of 2.65% over LIBOR. The new loan matures in 2022, as extended, and replaces the previous $185.4 million of indebtedness on the property.

•
Together with our joint venture partner, closed on a $195.0 million refinancing of 55 West 46th Street, known as Tower 46, which bears interest at a floating rate of 2.125% over LIBOR. The new loan matures in 2023, as extended, and replaces the previous $165.6 million of indebtedness on the property.

•
Together with our joint venture partner, closed on a $170.0 million refinancing of 10 East 53rd Street, which bears interest at a floating rate of 2.25% over LIBOR. The new mortgage has a 3-year term with two 1-year extension options and replaces the previous $125.0 million of mortgage indebtedness on the property.

•	Together with our joint venture partner, closed on a $35.5 million financing of 1080 Amsterdam Avenue. The new mortgage has a 5-year term and carries a fixed effective interest rate of 3.50%.

ITEM 1A.    RISK FACTORS
Declines in the demand for office space in New York City, and in particular midtown Manhattan, as well as our Suburban markets, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends and distributions to security holders.
The majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include a number of retail properties and multifamily residential properties. As a result of the concentration of our holdings, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service current debt and to pay dividends and distributions to security holders. Similarly, future weakness and uncertainty in our suburban markets could adversely affect our cash flow and our ability to service current debt and to pay dividends and distributions to security holders.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2017, approximately 50.7% and approximately 17.0% of the rentable square feet, are scheduled to expire by December 31, 2022 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2017, these leases had annualized escalated rent totaling $514.2 million and $131.1 million, respectively. In addition, changes in space utilization by tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.
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
We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date and own 50% of the fee position at 711 Third Avenue. The average remaining term of these long-term leases as of December 31, 2017, including our unilateral extension rights on each of the properties, is 50 years. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of the commercial office properties held through long-term leases or operating sublease interests at December 31, 2017 totaled $295.4 million, or 22.0%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.

We rely on five large properties for a significant portion of our revenue.
Five of our properties, 11 Madison Avenue, 1185 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue, and 1 Madison Avenue accounted for 32.8% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent as of December 31, 2017.
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
Giving effect to leases in effect as of December 31, 2017 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 18.0% of our share of Portfolio annualized cash rent, with two tenants, Credit Suisse Securities (USA) LLC, and Viacom International Inc. accounting for 8.0%, and 4.4% of our share of Portfolio annualized cash rent, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
Construction is in progress at our ground-up development project, One Vanderbilt.
The Company continues its significant ground-up development project, One Vanderbilt. Construction of the project will not be completed for several years. As with any ground-up development project, unforeseen delays and other matters could further delay completion, result in increased costs or otherwise have a material effect on our results of operations. In addition, the extended time frame to complete the project will cause the project to be subject to shifts and trends in the real estate market which may not be consistent with our current business plans for this property.
We are subject to risks that affect the retail environment.
Approximately 4.9% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan. As a result, we are subject to risks that affect the retail environment generally, including the level of consumer spending, consumer confidence and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
Adverse economic and geopolitical conditions in general and the commercial office markets in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and to pay dividends and distributions to security holders.
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
We face risks associated with property acquisitions.
Our business strategy relies upon the acquisition of interests in properties, individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may not be successful if we are unable to meet required closing conditions or unable to finance acquisitions and developments of properties on favorable terms or at all. Additionally, we have less visibility into the future performance of acquired properties than properties that we have owned for a period of time, and therefore, recently acquired properties may not be as profitable as our existing portfolio.
Further, we may acquire properties subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•	claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business;

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and

•	liabilities for clean-up of undisclosed environmental contamination.
Limitations on our ability to sell or reduce the indebtedness on specific properties could adversely affect the value of our common stock.
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
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, our captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger, although if Belmont is required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of Belmont's required payment. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by the Company or its affiliates.
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
Our operations are primarily concentrated in the New York metropolitan area. In the aftermath of a terrorist attack or other acts of terrorism or war, tenants in the New York metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. In addition, economic activity could decline as a result of terrorist attacks or other acts of terrorism or war, or the perceived threat of such acts. Each of these impacts could in turn trigger a decrease in the demand for space in the New York metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. While under the Terrorism Risk Insurance Program Reauthorization Act of 2015, insurers must make terrorism insurance available under their property and casualty insurance policies, this legislation does not regulate the pricing of such insurance. The absence of affordable terrorism insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and, in the event of an uninsured loss, we could lose all or a portion of our assets. Furthermore, we may also experience increased costs in relation to security equipment and personnel. As a result, the value of our properties and our results of operations could materially decline.
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
We depend on dividends and distributions from our direct and indirect subsidiaries.
Substantially all of our assets are held through subsidiaries of our Operating Partnership. Our Operating Partnership’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of our cash flow is dependent on cash distributions to us by our Operating Partnership. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.
Therefore, our Operating Partnership’s ability to make distributions to holders of its partnership units depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to our Operating Partnership. Likewise, our ability to pay dividends to holders of common stock and preferred stock depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to us.
Furthermore, the holders of preferred partnership units of our Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of common units of our Operating Partnership, including us. Thus, our ability to pay cash dividends to our shareholders and satisfy our debt obligations depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions to holders of its preferred partnership units and then to holders of its common units, including us.
In addition, our participation in any distribution of the assets of any of our direct or indirect subsidiaries upon any liquidation, reorganization or insolvency is only after the claims of the creditors, including trade creditors and preferred security holders, are satisfied.
Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.
Scheduled debt payments could adversely affect our results of operations.
Cash flow could be insufficient to pay dividends and meet the payments of principal and interest required under our current mortgages, our 2017 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $5.9 billion as of December 31, 2017, consisting of $1.5 billion in unsecured bank term loans (or "Term Loan A" and "Term Loan B"), $1.4 billion under our senior unsecured notes, $0.1 billion of junior subordinated deferrable interest debentures, $2.9 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments, $40.0 million drawn under our revolving credit facility, and $11.8 million letters of credit. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2017 credit facility. As of December 31, 2017, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $9.5 billion, of which our proportionate share was $4.2 billion. As of December 31, 2017, we had no recourse indebtedness outstanding at our unconsolidated joint venture properties.
If we are unable to make payments under our 2017 credit facility, all amounts due and owing at such time shall accrue interest at a rate equal to 2% higher than the rate at which each draw was made. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2017 credit facility or our senior unsecured notes could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $164.8 million of consolidated mortgage debt and $187.7 million of unconsolidated joint venture debt is scheduled to mature in 2018 after giving effect to repayments and refinancing of consolidated and joint venture debt between December 31, 2017 and February 22, 2018 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance, or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, among other things. In addition, our 2017 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2017 credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations (including reducing our flexibility and our ability to incur additional debt), our ability to pay debt obligations and our ability to pay dividends and distributions to security holders.
Rising interest rates could adversely affect our cash flow.
Advances under our 2017 credit facility and certain property-level mortgage debt bear interest at a variable rate. Our consolidated variable rate borrowings totaled $1.6 billion at December 31, 2017. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2017 credit facility. Borrowings under our revolving credit facility and term loans bore interest at the 30-day LIBOR, plus spreads of 100 basis points, 110 basis points, and 165 basis points, respectively, at December 31, 2017. As of December 31, 2017, borrowings under our term loans and junior subordinated deferrable interest debentures totaled $1.5 billion and $100.0 million, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2017, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would increase our net annual interest costs by $2.7 million and would increase our share of joint venture annual interest costs by $17.2 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
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
Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2017, assuming the conversion of all outstanding units of the Operating Partnership into shares of our common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt, was 49.4%. Our market capitalization is variable and does not necessarily reflect the fair market value of our assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our debt-to-market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease.
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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $2.3 billion at December 31, 2017. Some of these instruments may be recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. As of December 31, 2017, we had no recorded reserves for possible credit losses. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends and distributions to security holders.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2017, we had an aggregate cost basis in these joint ventures totaling $2.4 billion.
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
We may incur costs to comply with governmental laws and regulations.
We are subject to various federal, state and local environmental and health and safety laws that can impose liability on current and former property owners or operators for the clean-up of certain hazardous substances released on a property or of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to fault or whether the release or disposal was in compliance with law. Being held responsible for such a clean-up could result in significant cost to us and have a material adverse effect on our financial condition and results of operations.
Our properties may be subject to risks relating to current or future laws, including laws benefiting disabled persons, such as the Americans with Disabilities Act, or ADA, and state or local zoning, construction or other regulations. Compliance with such laws may require significant property modifications in the future, which could be costly and non-compliance could result in fines being levied against us in the future. Such costs could have an adverse impact on our cash flows and ability to pay dividends to stockholders.
Our charter documents, debt instruments and applicable law may hinder any attempt to acquire us, which could discourage takeover attempts and prevent our stockholders from receiving a premium over the market price of our stock.
Provisions of our charter and bylaws could inhibit changes in control.
A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of our stock. However, provisions contained in our charter and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:

•	staggered board of directors;

•	ownership limitations; and

•	the board of directors' ability to issue additional common stock and preferred stock without stockholder approval.
Our board of directors is currently staggered into three separate classes.
Our board of directors is currently divided into three classes, with directors in each such class serving staggered three year terms. The terms of the class I, class II and class III directors expire in 2018, 2019 and 2020, respectively. Our staggered board may deter a change in control because of the increased time period necessary for a third-party to acquire control of the board.
However, at our 2017 Annual Meeting of Stockholders, held on June 1, 2017, our stockholders voted to declassify the board of directors. Beginning with the 2018 Annual Meeting of Stockholders, our board of directors will be elected for terms ending at the next annual meeting of stockholders following their election (rather than the third annual meeting following their election) and until their successors are duly elected and qualify. By the 2020 Annual Meeting of Stockholders, our board of directors will be fully declassified.
We have a stock ownership limit.
To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals at any time during the last half of any taxable year. For this purpose, stock may be "owned" directly, as well as indirectly under certain constructive ownership rules, including, for example, rules that attribute stock held by one shareholder to another shareholder. In part to avoid violating this rule regarding stock ownership limitations and maintain our REIT qualification, our charter prohibits ownership by any single stockholder of more than 9.0% in value or number of shares of our common stock. Limitations on the ownership of preferred stock may also be imposed by us.

Our board of directors has the discretion to raise or waive this limitation on ownership for any stockholder if deemed to be in our best interest. Our board of directors has granted such waivers from time to time. To obtain a waiver, a stockholder must present the board and our tax counsel with evidence that ownership in excess of this limit will not affect our present or future REIT status.
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
We have opted out of these provisions of the MGCL, with respect to business combinations and control share acquisitions, by resolution of our board of directors and a provision in our bylaws, respectively. However, in the future, our board of directors may reverse its decision by resolution and elect to opt in to the MGCL's business combination provisions, or amend our bylaws and elect to opt in to the MGCL's control share provisions.
Additionally, the MGCL permits our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement takeover defenses, some of which have not been implemented by our board of directors. Such takeover defenses, if implemented, may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide our stockholders with an opportunity to realize a premium over the then-current market price.

Contractual provisions that limit the assumption of certain of our debt may prevent a change in control.
Certain of our consolidated debt is not assumable and may be subject to significant prepayment penalties. These limitations could deter a change in control of our company.
Compliance with changing or new regulations applicable to corporate governance and public disclosure may result in additional expenses, or affect our operations.
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
Our charter authorizes its board of directors to issue additional shares of common stock, preferred stock and convertible equity or debt without stockholder approval and without the requirement to offer rights of pre-emption to existing stockholders. Any such issuance could dilute our existing stockholders' interests. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change of control of our company.
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
The market value of our common stock is based on a number of factors including, but not limited to, the market's perception of the current and future value of our assets, our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock.
The trading price of our common stock has been and may continue to be subject to wide fluctuations.
Between January 1, 2017 and December 31, 2017, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $94.15 to $113.75 per share. On February 22, 2018, the closing sale price of our common stock on the NYSE was $95.91. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Additionally, the amount of our leverage may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock. Equity issuances or buybacks by us or the perception that such issuances or buybacks may occur may also affect the market price of our common stock.
We may in the future pay taxable dividends on our common stock in common stock and cash.
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
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Our company and our tenants accounted for 24.72% of Alliance's 2017 estimated total revenue, based on information provided to us by Alliance. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
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
Also, unless the IRS grants us relief under specific statutory provisions, SL Green would remain disqualified as a REIT for four years following the year in which SL Green first failed to qualify. If SL Green failed to qualify as a REIT, SL Green would have to pay significant income taxes and would therefore have less money available for investments, to service debt obligations or to pay dividends and distributions to security holders. This would have a significant adverse effect on the value of our securities. In addition, the REIT tax laws would no longer obligate us to make any distributions to stockholders. As a result of all these factors, if SL Green fails to qualify as a REIT, this could impair our ability to expand our business and raise capital
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
The recently enacted Tax Cuts and Jobs Act (the ‘‘Tax Act’’) makes substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The Tax Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to be required to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the Tax Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. It is also likely that there will be technical corrections legislation proposed with respect to the Act this year, the effect of which cannot be predicted and may be adverse to us or our stockholders.
Additionally, the rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
Loss of our key personnel could harm our operations and our stock price.
We are dependent on the efforts of Marc Holliday, our chief executive officer, and Andrew W. Mathias, our president. These officers have employment agreements which expire in January 2019 and December 2018, respectively. A loss of the services of either of these individuals could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our stock price.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2017, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2017, we owned or held interests in 23 consolidated commercial office buildings encompassing approximately 14.3 million rentable square feet and nine unconsolidated commercial office buildings encompassing approximately 10.4 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2017, our portfolio also included ownership interests in 20 consolidated commercial office buildings encompassing approximately 3.0 million rentable square feet and two unconsolidated commercial office buildings encompassing approximately 640,000 rentable square feet located outside of Manhattan. We refer to these buildings as our Suburban properties. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2017, we also owned investments in 14 prime retail properties encompassing approximately 702,553 square feet, thirteen buildings in some stage of development or redevelopment encompassing approximately 930,499 square feet, 15 residential buildings encompassing 3,554 units (approximately 3,128,961 square feet) and two land interests under building improvements that are leased to a third party, encompassing approximately 176,530 square feet. In addition, we manage one office building owned by a third party encompassing approximately 336,000 square feet and held debt and preferred equity investments with a book value of $2.3 billion including $0.2 billion of investments recorded in balance sheet line items other than the Debt and Preferred Equity Investments line item.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties and land interest in the portfolio as of December 31, 2017:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	3.7%	99.6%	$43,580,454	3.3%	18	$39.78
110 East 42nd Street	1921	Grand Central	215,400	0.8	74.0	9,076,176	0.7	22	56.92
125 Park Avenue	1923/2006	Grand Central	604,245	2.1	99.6	41,455,375	3.1	26	65.22
220 East 42nd Street	1929	Grand Central	1,135,000	4.0	60.7	39,689,240	3.0	31	55.74
304 Park Avenue South	1930	Midtown South	215,000	0.8	100.0	15,793,271	1.2	12	74.29
420 Lexington Ave (Graybar)	1927/1999	Grand Central North	1,188,000	4.2	95.3	79,973,361	6.0	203	57.83
461 Fifth Avenue (5)	1988	Midtown	200,000	0.7	96.6	18,244,987	1.4	9	90.91
485 Lexington Avenue	1956/2006	Grand Central North	921,000	3.2	68.2	46,056,664	3.4	26	72.16
555 West 57th Street	1971	Midtown West	941,000	3.3	99.9	41,998,657	3.1	9	41.10
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	0.6	67.8	15,124,408	1.1	11	136.80
625 Madison Avenue	1956/2002	Plaza District	563,000	2.0	98.8	61,526,979	4.6	25	106.60
635 Sixth Avenue	1902	Midtown South	104,000	0.4	100.0	9,342,629	0.7	2	99.08
641 Sixth Avenue	1902	Midtown South	163,000	0.6	100.0	14,268,905	1.1	6	84.13
711 Third Avenue—50.00%(6)	1955	Grand Central North	524,000	1.8	86.2	30,998,203	2.3	18	60.68
750 Third Avenue	1958/2006	Grand Central North	780,000	2.7	98.8	48,691,192	3.6	29	60.25
810 Seventh Avenue	1970	Times Square	692,000	2.4	97.9	48,572,282	3.6	50	67.09
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	5.1	100.0	98,500,512	3.8	9	65.79
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	3.7	98.1	94,475,380	7.1	15	88.34
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2.0	90.0	41,108,087	3.1	34	77.39
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4.1	100.0	74,847,881	5.6	2	63.23
Added to Same Store in 2017

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
30 East 40th Street—60.00%	1927	Grand Central South	69,446	0.2%	91.4%	4,632,444	0.2%	54	71.21
110 Greene Street—90.00%	1908/1920	Soho	223,600	0.8	76.5	11,606,808	0.8	58	79.79
600 Lexington Avenue	1983/2009	Grand Central North	303,515	1.1	90.7	21,196,477	1.6	31	77.79
Subtotal / Weighted Average			14,304,606	50.3%	91.7%	$910,760,372	64.3%	700
Total / Weighted Average Manhattan Consolidated Office Properties			14,304,606	50.3%	91.7%	$910,760,372	64.3%	700
UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
3 Columbus Circle—48.90%	1927/2010	Columbus Circle	530,981	1.9%	91.1%	$45,971,004	1.7%	32	$95.79
100 Park Avenue—50.00%	1950/1980	Grand Central South	834,000	2.9	93.4	64,675,661	2.4	38	76.81
521 Fifth Avenue—50.50%	1929/2000	Grand Central	460,000	1.6	90.2	29,572,060	1.1	43	66.80
800 Third Avenue—60.50%	1972/2006	Grand Central North	526,000	1.8	95.0	35,470,586	1.6	42	66.09
1745 Broadway—56.88%	2003	Midtown	674,000	2.4	100.0	45,633,156	1.9	1	70.79
Added to Same Store in 2017
280 Park Avenue—50.00%	1961	Park Avenue	1,219,158	4.3	93.0	119,310,708	4.5	38	99.95
Subtotal / Weighted Average			4,244,139	14.9%	93.9%	$340,633,175	13.2%	194
"Non Same Store"
11 Madison Avenue—60.00%	1929	Park Avenue South	2,314,000	8.1%	100.0%	$158,248,890	7.1%	9	$69.38
1515 Broadway—69.87%	1972	Times Square	1,750,000	6.1	98.4	133,683,884	7.0	13	72.87
World Wide Plaza—24.35%	1989/2013	Westside	2,048,725	7.2	98.5	131,945,964	2.4	28	65.45
Subtotal / Weighted Average			6,112,725	21.4%	99.0%	$423,878,738	16.5%	50
Total / Weighted Average Unconsolidated Office Properties			10,356,864	36.3%	96.9%	$764,511,913	29.7%	244
Manhattan Office Grand Total / Weighted Average			24,661,470	86.6%	93.9%	$1,675,272,285	94.0%	944
Manhattan Office Grand Total—SLG share of Annualized Rent						$1,256,961,098	94.0%
Manhattan Office Same Store Occupancy %—Combined			18,548,745	75.2%	92.2%

Suburban Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store" Westchester, NY
1100 King Street	1983-1986	Rye Brook, Westchester	540,000	1.9%	70.9%	$9,746,073	0.7%	35	$26.48
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	0.6	67.3%	2,285,316	0.2	12	23.16
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	0.9	92.2%	5,872,032	0.4	13	25.91
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	0.9	87.5%	5,508,464	0.4	8	26.53
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	0.8	100.0%	6,032,268	0.5	8	28.21
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	1.3	99.3%	14,989,967	1.1	22	39.40
Westchester, NY Subtotal/Weighted Average			1,825,000	6.4%	85.3%	$44,434,120	3.3%	98
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford, Connecticut	862,800	3.0%	90.5%	$23,284,467	1.8%	125	$35.22
1055 Washington Boulevard	1987	Stamford, Connecticut	182,000	0.6	80.9	5,526,636	0.4	21	36.36
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	0.5	94.6	4,613,187	0.3	27	32.77
Connecticut Subtotal/Weighted Average			1,188,200	4.1%	89.5%	$33,424,290	2.5%	173
Total / Weighted Average Consolidated Office Properties			3,013,200	10.5%	87.0%	$77,858,410	5.8%	271
UNCONSOLIDATED OFFICE PROPERTIES
"Non Same Store"
Jericho Plaza—11.67%	1980	Jericho, New York	640,000	2.2%	70.3%	$15,894,888	0.1%	32	$36.33
Total / Weighted Average Unconsolidated Office Properties			640,000	2.2%	70.3%	$15,894,888	0.1%	32
Suburban Grand Total / Weighted Average			3,653,200	12.7%	84.0%	$93,753,298		303
Suburban Office Grand Total—SLG share of Annualized Rent						$79,713,343	5.9%
Suburban Office Same Store Occupancy %—Combined			3,013,200	82.5%	87.0%
Portfolio Office Grand Total			28,314,670	100.0%		$1,769,025,583		1,220
Portfolio Office Grand Total—SLG Share of Annualized Rent						$1,336,674,441	100.0%

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
PRIME RETAIL
"Same Store" Prime Retail
11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	2.4%	100.0%	$2,837,719	1.2%	1	$254.50
21 East 66th Street—32.28%	1921	Plaza District	13,069	1.9	100.0	3,844,536	1.7	1	294.17
121 Greene Street—50.00%	1887	Soho	7,131	1.0	100.0	1,523,544	1.0	2	213.65
315 West 33rd Street—The Olivia	2000	Penn Station	270,132	38.5	100.0	17,179,582	23.6	10	62.42
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	17.0	100.0	45,574,074	6.9	6	368.47
724 Fifth Avenue—50.00%	1921	Plaza District	65,010	9.3	84.7	24,353,331	16.8	8	421.96
752 Madison Avenue	1996/2012	Plaza District	21,124	3.0	100.0	14,135,652	19.4	1	669.17
762 Madison Avenue—90.00%	1910	Plaza District	6,109	0.9	100.0	1,874,162	2.3	5	278.52
Williamsburg Terrace	2010	Brooklyn, New York	52,000	7.4	100.0	1,796,348	2.5	3	34.52
Added to Same Store in 2017
131-137 Spring Street—20.00%	1915	SoHo	68,342	9.7	89.6	12,612,958	3.5	8	203.60
Subtotal/Weighted Average			639,617	91.1%	97.3%	$125,731,906	78.9%	45
"Non Same Store" Prime Retail
115 Spring Street	1900	SoHo	5,218	0.7%	100.0%	$2,903,400	4.0%	1	$556.42
1552-1560 Broadway—50.00%	1926/2014	Times Square	57,718	8.2	67.5	24,810,708	17.1	2	636.71
Subtotal/Weighted Average			62,936	8.9%	70.2%	$27,714,108	21.1%	3
Total / Weighted Average Prime Retail Properties			702,553	100.0%	94.9%	$153,446,014	100.0%	48
DEVELOPMENT/REDEVELOPMENT
One Vanderbilt(7)	N/A	Grand Central	—	—%	—%	$—	—%	—	$—
10 East 53rd Street— 55.00%	1972/2014	Plaza District	354,300	38.0	77.6	26,292,903	38.5	34	89.76
19-21 East 65th Street	1928-1940	Plaza District	23,610	3.0	17.0	230,954	0.6	8	32.40
5-7 Dey Street, 183 & 187 Broadway	1921	Lower Manhattan	82,700	9.0	—	—	—	—	—
562 Fifth Avenue	1920	Plaza District	42,635	5.0	100.0	2,100,000	5.6	1	49.26
650 Fifth Avenue— 50.00%	1977-1978	Plaza District	69,214	7.0	100.0	33,190,000	44.2	1	479.53
719 Seventh Avenue—75.00%	1927	Times Square	10,040	1.0	—	—	—	—	—
175-225 Third Avenue—95.00%	1972/1998	Brooklyn, New York	—	—	—	—	—	—	—
55 West 46th Street—25.00%	2009	Midtown	347,000	37.0	58.2	16,359,724	10.9	7	93.57
1640 Flatbush Avenue	1966	Brooklyn, New York	1,000	—	100.0	85,152	0.2	1	85.15
Total / Weighted Average Development/Redevelopment Properties			930,499	100.0%	63.8%	$78,258,733	100.0%	52

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
LAND
635 Madison Avenue		Plaza District	176,530	100%	100.0%	$3,677,574	100%
Total / Weighted Average Land			176,530	100%	86.8%	$3,677,574	100%

		Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
"Same Store" Residential
315 West 33rd Street	Penn Station	222,855	333	85.9%	$14,242,394	$4,164
400 East 57th Street—41.00%	Upper East Side	290,482	259	92.3	11,670,572	3,527
400 East 58th Street—90.00%	Upper East Side	140,000	126	96.8	5,624,243	3,488
1080 Amsterdam - 92.50%	Upper West Side	82,250	97	99.0	4,863,358	3,987
Added to Same Store
Stonehenge Portfolio		1,439,016	1,536	94.1%	$72,473,697	$3,596
Subtotal/Weighted Average		2,174,603	2,351	93.1%	$108,874,264	$3,674
"Non Same Store" Residential
Upper East Side Residential—95.10%	Upper East Side	27,000	28	42.9%	$641,425	$1,167
605 West 42nd Street—20.00%	Midtown West	927,358	1,175	77.6	50,627,885	4,070
Subtotal/Weighted Average		954,358	1,203	76.8%	$51,269,310	$4,033
Total / Weighted Average Residential Properties		3,128,961	3,554	87.6%	$160,143,574	$3,780

(1)	Excludes leases signed but not yet commenced as of December 31, 2017.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2017 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2017 for the 12 months ending December 31, 2018 will reduce cash rent by $13.9 million for our consolidated properties and $22.9 million for our unconsolidated properties.

(3)	Includes our share of unconsolidated joint venture annualized cash rent.

(4)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(5)	The Company has an option to acquire the fee interest for a fixed price on a specific date.

(6)	The Company owns 50% of the fee interest.

(7)
The 1,730,989 gross square foot project, which is anticipated to be completed by the third quarter of 2020, has a total development budget, including land mark-up, of $3.17 billion excluding fees paid to the Company and up to $50.0 million in discretionary owner contingencies. As of December 31, 2017, $1.97 billion of the budget remains to be spent, comprised of $827.8 million of partners’ equity, and $1.14 billion of financing available under the project’s construction facility.

Historical Occupancy
Historically we have achieved consistently higher occupancy rates in our Manhattan portfolio as compared to the overall midtown markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Markets(2)(3)
December 31, 2017	93.9%	90.5%	90.3%
December 31, 2016	94.9%	90.0%	92.2%
December 31, 2015	94.2%	90.9%	91.3%
December 31, 2014	95.3%	89.4%	91.6%
December 31, 2013	94.3%	88.3%	89.1%

(1)	Includes leases signed but not yet commenced as of the relevant date in our wholly-owned and joint venture properties.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Historically we have achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Westchester Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2017	85.3%	77.5%	89.5%	73.4%
December 31, 2016	81.9%	75.1%	87.5%	73.7%
December 31, 2015	77.5%	76.0%	84.1%	79.9%
December 31, 2014	78.8%	76.6%	83.6%	75.7%
December 31, 2013	78.1%	79.4%	80.5%	74.7%

(1)	Includes leases signed but not yet commenced as of the relevant date in our wholly-owned and joint venture properties.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2022, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 1.4 million square feet and approximately 0.3 million square feet, respectively, representing an average annual expiration rate of approximately 10.0% and approximately 3.1%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2017 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2018(4)	81	541,157	3.9%	$46,020,213	5.1%	$85.04
2019	82	1,044,922	7.6	76,410,441	8.4	73.13
2020	98	2,328,968	17.0	154,071,400	17.0	66.15
2021	98	1,786,589	13.0	116,415,234	12.8	65.16
2022	100	1,143,613	8.3	76,759,862	8.5	67.12
2023	48	832,935	6.1	49,899,730	5.5	59.91
2024	31	278,486	2.0	19,641,171	2.2	70.53
2025	32	550,101	4.0	54,587,969	6.0	99.23
2026	29	799,693	5.8	51,742,849	5.7	64.70
2027 & thereafter	112	4,430,805	32.3	260,536,204	28.8	58.80
Total/weighted average	711	13,737,269	100.0%	$906,085,073	100.0%	$65.96

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2017 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2017 for the 12 months ending December 31, 2018 will reduce cash rent by $10.6 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 10,006 square feet and annualized cash rent of $0.5 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2017.

Manhattan Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2018(4)	26	179,321	1.7%	$18,386,941	2.4%	$102.54
2019	26	441,261	4.3	35,603,350	4.7	80.69
2020	23	311,702	3.0	20,180,982	2.6	64.74
2021	29	369,113	3.6	24,084,040	3.2	65.25
2022	31	289,323	2.8	24,224,560	3.2	83.73
2023	15	468,914	4.6	37,810,443	4.9	80.63
2024	17	990,382	9.6	95,723,469	12.5	96.65
2025	16	591,141	5.8	45,575,954	6.0	77.10
2026	15	432,478	4.2	43,371,726	5.7	100.29
2027 & thereafter	48	6,197,422	60.4	419,550,447	54.8	67.70
Total/weighted average	246	10,271,057	100.0%	$764,511,912	100.0%	$74.43

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2017 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2017 for the 12 months ending December 31, 2018 will reduce cash rent by $20.3 million for the joint venture properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 9,390 square feet and annualized cash rent of $0.8 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2017.

Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2022, the average annual lease expirations at our Suburban consolidated and unconsolidated operating properties is expected to be approximately 0.3 million square feet and approximately 0.1 million square feet, respectively, representing an average annual expiration rate of approximately 11.1% per year and approximately 10.5%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2017 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2018(4)	53	258,902	10.6%	$8,960,802	11.5%	$34.61
2019	37	395,568	16.2	11,387,110	14.6	28.79
2020	46	284,734	11.6	9,905,255	12.7	34.79
2021	32	296,334	12.1	9,716,915	12.5	32.79
2022	28	124,214	5.1	4,579,117	5.9	36.86
2023	24	193,443	7.9	6,604,408	8.5	34.14
2024	6	113,413	4.6	3,220,430	4.1	28.40
2025	10	109,013	4.5	3,434,309	4.4	31.50
2026	15	284,252	11.6	9,523,950	12.2	33.51
2027 & thereafter	21	389,273	15.8	10,526,113	13.6	27.04
Total/weighted average	272	2,449,146	100.0%	$77,858,409	100.0%	$31.79

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2017 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2017 for the 12 months ending December 31, 2018 will reduce cash rent by $3.4 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 53,994 square feet and annualized cash rent of $2.3 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2017.

Suburban Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2018(4)	3	19,684	4.5%	$771,937	4.9%	$39.22
2019	8	39,354	9.0	1,322,125	8.3	33.60
2020	5	47,964	11.0	1,837,847	11.6	38.32
2021	5	104,296	23.9	4,001,316	25.2	38.37
2022	2	18,012	4.1	658,428	4.1	36.56
2023	3	52,010	11.9	1,956,588	12.3	37.62
2024	2	52,707	12.0	1,860,324	11.7	35.30
2025	1	1,729	0.4	59,040	0.4	34.15
2026	4	88,854	20.3	3,009,736	18.9	33.87
2027 & thereafter	1	12,862	2.9	417,546	2.6	32.46
Total/weighted average	34	437,472	100.0%	$15,894,887	100.0%	$36.33

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2017 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2017 for the 12 months ending December 31, 2018 will reduce cash rent by $2.6 million for the joint venture properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 19,684 square feet and annualized cash rent of $0.8 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2017.
Tenant Diversification
At December 31, 2017, our Manhattan and Suburban office properties were leased to 1,220 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2017:

Tenant	Properties	Lease Expiration	Total Leased Square Feet	Percentage of Aggregate Office Portfolio Leased Square Feet	Percentage of our Share of Aggregate Portfolio Annualized Cash Rent
Credit Suisse Securities (USA), Inc.	1 Madison Avenue, 11 Madison Avenue & 1055 Washington Blvd	2019, 2020 & 2037	2,415,247	8.5%	8.0%
Viacom International, Inc.	1515 Broadway	2028 & 2031	1,479,390	5.2	4.4
Ralph Lauren Corporation	625 Madison Avenue	2019	386,785	1.4	2.0
Sony Corporation	11 Madison Avenue	2031	578,791	2.0	1.8
Penguin Random House, Inc.	1745 Broadway	2020 & 2033	644,598	2.3	1.8
Debevoise & Plimpton, LLP	919 Third Avenue	2021	577,438	2.0	1.6
The City of New York	100 Church Street & 420 Lexington Avenue	2030 & 2034	513,145	1.8	1.2
Advance Magazine Group, Fairchild Publications	750 Third Avenue & 485 Lexington Avenue	2021	339,195	1.2	1.2
Metro-North Commuter Railroad Company	110 East 42nd Street & 420 Lexington Avenue	2021 & 2034	328,957	1.2	1.2
Nike Retail Services, Inc.	650 Fifth Avenue	2033	69,214	0.2	1.1
News America Incorporated	1185 Avenue of the Americas	2020	165,086	0.6	1.1
Giorgio Armani Corporation	717 Fifth Avenue, 752-760 Madison Avenue & 762 Madison Avenue	2022 & 2024	69,328	0.2	1.1
King & Spalding	1185 Avenue of the Americas	2025	159,943	0.6	1.1
C.B.S. Broadcasting, Inc.	555 West 57th Street & Worldwide Plaza	2023 & 2027	371,125	1.3	1.0
Omnicom Group, Inc., Cardinia Real Estate	220 East 42nd Street & 1055 Washington Blvd.	2028 & 2032	254,914	0.9	1.0
Amerada Hess Corp.	1185 Avenue of the Americas	2027	181,569	0.6	1.0
Cravath, Swaine & Moore LLP	Worldwide Plaza	2024	617,134	2.2	1.0
National Hockey League	1185 Avenue of the Americas	2022	148,217	0.5	1.0
WME IMG, LLC	11 Madison Avenue & 304 Park Avenue	2028 & 2030	214,707	0.8	0.9
Nomura Holding America Inc.	810 Seventh Avenue, Worldwide Plaza & 1100 King Street Blgd 5	2026, 2028 & 2033	888,762	3.1	0.8
Infor (USA) Inc.	635 Sixth Avenue & 641 Sixth Avenue	2022, 2025, 2026 & 2027	149,119	0.5	0.8
The Travelers Indemnity Company	485 Lexington Avenue	2021	176,838	0.6	0.8
RSM McGladrey, Inc.	1185 Avenue of the Americas	2018	164,771	0.6	0.8
Prada USA Corp	724 Fifth Avenue	2028	20,760	0.1	0.7

Yelp, Inc.	11 Madison Avenue	2025	191,797	0.7	0.7
EisnerAmper, LLP	750 Third Avenue	2020	152,961	0.5	0.7
Schulte, Roth & Zabel LLP	919 Third Avenue	2036	263,186	0.9	0.6
Newmark & Company Real Estate Inc.	125 Park Avenue & 110 East 42nd Street	2031	162,804	0.6	0.6
HF Management Services LLC	100 Church Street	2032	230,394	0.8	0.6
KPMG LLP	1350 Avenue of the Americas	2026	112,061	0.4	0.6
Total			12,028,236	42.3%	41.2%
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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2017, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 22, 2018, the reported closing sale price per share of common stock on the NYSE was $95.91 and there were 349 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the dividends declared by us with respect to the periods indicated.

	2017			2016
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$113.75	$104.62	$0.775	$110.92	$80.54	$0.72
June 30	$109.73	$101.03	$0.775	$106.72	$95.51	$0.72
September 30	$107.52	$95.45	$0.775	$119.20	$102.56	$0.72
December 31	$105.01	$94.15	$0.8125	$112.89	$94.23	$0.775
If dividends are declared in a quarter, those dividends are generally paid during the subsequent quarter. We expect to continue our policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends/Distributions," for additional information regarding our dividends.
UNITS
At December 31, 2017, there were 4,452,979 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit in the same manner as dividends per share were distributed to common stockholders.
SL GREEN OPERATING PARTNERSHIP, L.P.
There is no established public trading market for the common units of the Operating Partnership. On February 22, 2018, there were 40 holders of record and 95,042,436 common units outstanding, 90,327,098 of which were held by SL Green. The table below sets forth the quarterly distributions paid by the Operating Partnership to holders of its common units with respect to the periods indicated.

	Distributions
Quarter Ended	2017	2016
March 31	$0.775	$0.72
June 30	$0.775	$0.72
September 30	$0.775	$0.72
December 31	$0.8125	$0.775
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
ISSUER PURCHASES OF EQUITY SECURITIES
None.
SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the years ended December 31, 2017, 2016, and 2015, we issued 201,696, 292,291 and 482,311 shares of our common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were exchanged for an equal number of shares of our common stock.
The following table summarizes information, as of December 31, 2017, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,917,900	(2)	$94.33	(3)	8,715,196	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	3,917,900		$94.33		8,715,196

(1)	Includes our Fourth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.

(2)
Includes (i) 1,548,719 shares of common stock issuable upon the exercise of outstanding options (800,902 of which are vested and exercisable), (ii) 10,750 restricted stock units and 99,853 phantom stock units that may be settled in shares of common stock (99,853 of which are vested), (iii) 2,205,600 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (1,465,100 of which are vested).

(3)	Because there is no exercise price associated with restricted stock units, phantom stock units or LTIP units, these awards are not included in the weighted-average exercise price calculation.

(4)
Balance is after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units. The number of securities remaining available consists of shares remaining available for issuance under our 2008 Employee Stock Purchase Plan and Third Amended and Restated 2005 Stock Option and Incentive Plan.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" in this Form 10-K.

SL GREEN REALTY CORP.

	Year Ended December 31,
Operating Data	2017	2016	2015	2014	2013
(in thousands, except per share data)
Total revenue	$1,511,473	$1,863,981	$1,662,829	$1,519,978	$1,371,065
Operating expenses	293,364	312,859	301,624	282,283	276,589
Real estate taxes	244,323	248,388	232,702	217,843	203,076
Ground rent	33,231	33,261	32,834	32,307	31,951
Interest expense, net of interest income	257,045	321,199	323,870	317,400	310,894
Amortization of deferred finance costs	16,498	24,564	27,348	22,377	15,855
Depreciation and amortization	403,320	821,041	560,887	371,610	324,461
Transaction related costs	(1,834)	7,528	11,430	8,707	3,985
Marketing, general and administrative	100,498	99,759	94,873	92,488	86,192
Total expenses	1,346,445	1,868,599	1,585,568	1,345,015	1,253,003
Equity in net income from unconsolidated joint ventures	21,892	11,874	13,028	26,537	9,921
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	16,166	44,009	15,844	123,253	3,601
Purchase price fair value adjustment	—	—	40,078	67,446	(2,305)
Gain on sale of real estate, net	73,241	238,116	175,974	—	—
Gain (loss) on sale of investment in marketable securities	3,262	(83)	—	3,895	(65)
Depreciable real estate reserves	(178,520)	(10,387)	(19,226)	—	—
Loss on early extinguishment of debt	—	—	(49)	(32,365)	(18,518)
Income from continuing operations	101,069	278,911	302,910	363,729	110,696
Discontinued operations	—	—	14,549	182,134	40,587
Net income	101,069	278,911	317,459	545,863	151,283
Net income attributable to noncontrolling interest in the Operating Partnership	(3,995)	(10,136)	(10,565)	(18,467)	(3,023)
Net loss (income) attributable to noncontrolling interests in other partnerships	15,701	(7,644)	(15,843)	(6,590)	(10,629)
Preferred unit distributions	(11,401)	(11,235)	(6,967)	(2,750)	(2,260)
Net income attributable to SL Green	101,374	249,896	284,084	518,056	135,371
Preferred stock redemption costs	—	—	—	—	(12,160)
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,952)	(14,952)	(21,881)
Net income attributable to SL Green common stockholders	$86,424	$234,946	$269,132	$503,104	$101,330
Net income per common share—Basic	$0.88	$2.35	$2.71	$5.25	$1.10
Net income per common share—Diluted	$0.87	$2.34	$2.70	$5.23	$1.10
Cash dividends declared per common share	$3.1375	$2.94	$2.52	$2.10	$1.49
Basic weighted average common shares outstanding	98,571	100,185	99,345	95,774	92,269
Diluted weighted average common shares and common share equivalents outstanding	103,403	104,881	103,734	99,696	95,266

	As of December 31,
Balance Sheet Data (in thousands)	2017	2016	2015	2014	2013
Commercial real estate, before accumulated depreciation	$10,206,122	$12,743,332	$16,681,602	$14,069,141	$12,333,780
Total assets	13,982,904	15,857,787	19,727,646	17,096,587	14,959,001
Mortgages and other loans payable, revolving credit facilities, term loans and senior unsecured notes and trust preferred securities, net	5,855,132	6,481,666	10,275,453	8,178,787	6,919,908
Noncontrolling interests in the Operating Partnership	461,954	473,882	424,206	496,524	265,476
Total equity	6,589,454	7,750,911	7,719,317	7,459,216	7,016,876

	Year Ended December 31,
Other Data (in thousands)	2017	2016	2015	2014	2013
Net cash provided by operating activities	548,373	634,714	526,484	490,381	386,203
Net cash (used in) provided by investing activities	(18,851)	2,122,570	(2,265,911)	(796,835)	(628,435)
Net cash (used in) provided by financing activities	(681,077)	(2,733,240)	1,713,417	381,171	258,940
Funds from operations available to all stockholders(1)	667,294	869,855	661,825	583,036	490,255

(1)
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

The Company presents FFO because it considers it an important supplemental measure of the Company’s operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties. The Company also uses FFO as one of several criteria to determine performance-based bonuses for members of its senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, providing perspective not immediately apparent from net income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including our ability to make cash distributions
A reconciliation of FFO to net income computed in accordance with GAAP is included in Item 7, of "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations."

SL GREEN OPERATING PARTNERSHIP, L.P.

	Year Ended December 31,
Operating Data	2017	2016	2015	2014	2013
(in thousands, except per unit data)
Total revenue	$1,511,473	$1,863,981	$1,662,829	$1,519,978	$1,371,065
Operating expenses	293,364	312,859	301,624	282,283	276,589
Real estate taxes	244,323	248,388	232,702	217,843	203,076
Ground rent	33,231	33,261	32,834	32,307	31,951
Interest expense, net of interest income	257,045	321,199	323,870	317,400	310,894
Amortization of deferred finance costs	16,498	24,564	27,348	22,377	15,855
Depreciation and amortization	403,320	821,041	560,887	371,610	324,461
Loan loss and other investment reserves, net of recoveries				—	—
Transaction related costs	(1,834)	7,528	11,430	8,707	3,985
Marketing, general and administrative	100,498	99,759	94,873	92,488	86,192
Total expenses	1,346,445	1,868,599	1,585,568	1,345,015	1,253,003
Equity in net income from unconsolidated joint ventures	21,892	11,874	13,028	26,537	9,921
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	16,166	44,009	15,844	123,253	3,601
Purchase price fair value adjustment	—	—	40,078	67,446	(2,305)
Gain on sale of real estate, net	73,241	238,116	175,974	—	—
Gain (loss) on sale of investment in marketable securities	3,262	(83)	—	3,895	—
Depreciable real estate reserves	(178,520)	(10,387)	(19,226)	—	—
Loss on early extinguishment of debt	—	—	(49)	(32,365)	(18,518)
Income from continuing operations	101,069	278,911	302,910	363,729	110,761
Discontinued operations	—	—	14,549	182,134	40,587
Net income	101,069	278,911	317,459	545,863	151,348
Net loss (income) attributable to noncontrolling interests in other partnerships	15,701	(7,644)	(15,843)	(6,590)	(10,629)
Preferred unit distributions	(11,401)	(11,235)	(6,967)	(2,750)	(2,260)
Net income attributable to SLGOP	105,369	260,032	294,649	536,523	138,459
Preferred unit redemption costs	—	—	—	—	(12,160)
Perpetual preferred unit distributions	(14,950)	(14,950)	(14,952)	(14,952)	(21,881)
Net income attributable to SLGOP common stockholders	$90,419	$245,082	$279,697	$521,571	$104,418
Net income per common unit—Basic	$0.88	$2.35	$2.71	$5.25	$1.10
Net income per common unit—Diluted	$0.87	$2.34	$2.70	$5.23	$1.10
Cash dividends declared per common unit	$3.1375	$2.94	$2.52	$2.10	$1.49
Basic weighted average common units outstanding	103,127	104,508	103,244	99,288	95,004
Diluted weighted average common units and common units equivalents outstanding	103,403	104,881	103,734	99,696	95,266

	As of December 31,
Balance Sheet Data (in thousands)	2017	2016	2015	2014	2013
Commercial real estate, before accumulated depreciation	$10,206,122	$12,743,332	$16,681,602	$14,069,141	$12,333,780
Total assets	13,982,904	15,857,787	19,727,646	17,096,587	14,959,001
Mortgages and other loans payable, revolving credit facilities, term loans and senior unsecured notes and trust preferred securities, net	5,855,132	6,481,666	10,275,453	8,178,787	6,919,908
Total capital	6,589,454	7,750,911	7,719,317	7,459,216	7,282,352

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, engaged in the acquisition, development, ownership, management and operation of commercial and residential real estate properties, principally office properties, located in the New York metropolitan area. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P. or ROP, are wholly-owned subsidiaries of the SL Green Realty Corp.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.
Leasing and Operating
In 2017, our same-store Manhattan office property occupancy based on leases signed was 95.3% compared to 95.9% in the prior year. We signed office leases in Manhattan encompassing approximately 1.5 million square feet, of which approximately 0.9 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on these approximately 1.5 million square feet of signed Manhattan office leases that replaced previously occupied space was 11.3% for 2017.
According to Cushman & Wakefield, new leasing activity in Manhattan in 2017 totaled approximately 30.5 million square feet. Of the total 2017 leasing activity in Manhattan, the Midtown submarket accounted for approximately 19.7 million square feet, or approximately 64.6%. Manhattan's overall office vacancy decreased from 9.3% at December 31, 2016 to 8.9% at December 31, 2017. Overall average asking rents in Manhattan decreased in 2017 by 0.8% from $72.82 per square foot at December 31, 2016 to $72.25 per square foot at December 31, 2017, while Manhattan Class A asking rents increased to $79.05 per square foot, up 0.8% from $78.43 one year ago.
Acquisition and Disposition Activity
Overall Manhattan sales volume decreased by 45.5% in 2017 to $21.6 billion as compared to $39.6 billion in 2016. Consistent with our multi-faceted approach to property acquisitions, we selectively sourced the purchase of an interest in Worldwide Plaza, a Class A asset located in Midtown Manhattan.
We also continued to take advantage of significant interest by both international and domestic institutions and individuals seeking ownership interests in Manhattan properties to sell assets, disposing of a significant volume of properties that were non-core or had more limited growth opportunities, raising efficiently priced capital that was used primarily for debt reduction and stock repurchases. During the year, we sold all or part of our interest in 680-750 Washington Boulevard, 102 Greene Street, 520 White Plains Road, 16 Court Street, and 125 Chubb for total gross valuations of $362.0 million, and sold a 30.13% interest in 1515 Broadway at a gross valuation of $1.95 billion, which did not meet the criteria for sale accounting in 2017. We achieved sale accounting upon adoption of ASC 610-20 in January 2018 and closed on the sale of an additional 12.87% interest in this property in February 2018. Additionally, in 2017 we entered a contract to sell 600 Lexington Avenue for a gross asset valuation of $305.0 million. This transaction closed in January 2018.
Debt and Preferred Equity
In 2016 and 2017, in our debt and preferred equity portfolio we continued to focus on the origination of financings, typically in the form of mezzanine debt, for owners, acquirers or developers of properties in the markets in which we operate, primarily the New York metropolitan area. This investment strategy provides us with the opportunity to fill a need for additional debt financing, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the New York metropolitan area real estate market. The typical investments made by us during 2016 and 2017 were to reputable owners or acquirers which have sizable equity subordinate to our last dollar exposure. During 2017, our debt and preferred equity activities included purchases and originations, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, of $1,287 million, and sales, redemption and participations of $813 million.

For descriptions of significant activities in 2017, refer to "Part I, Item 1. Business - Highlights from 2017."

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
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their respective fair values on the acquisition date.
We incur a variety of costs in the development and leasing of our properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
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
We also evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded. See Note 4, "Properties Held for Sale and Dispositions."
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. The Company has performance guarantees under master leases at two joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2017.

We may originate loans for real estate acquisition, development and construction, where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with the accounting for our debt and preferred equity investments.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the years ended December 31, 2017, 2016, and 2015.

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

Reconciliation of Net Income to Same-Store Operating Income
We present Same-Store Operating Income because we believe that this measure, when taken together with the corresponding GAAP financial measures and our reconciliation, provides investors with meaningful information regarding the operating performance of properties. When operating performance is compared across multiple periods, the investor is provided with information not immediately apparent from net income that is determined in accordance with GAAP. Same-Store Operating Income provides information on trends in the revenue generated and expenses incurred in operating our properties, unaffected by the cost of leverage, depreciation, amortization, and other net income components. We use this metric internally as a performance measure. This measure is not an alternative to net income (determined in accordance with GAAP) and same-store performance should not be considered an alternative to GAAP net income performance.
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
For properties owned since January 1, 2016 and still owned and operated at December 31, 2017, Same-Store NOI is determined as follows (in millions):

	Year Ended
	December 31,
(in millions)	2017	2016
Net income	$101.1	$278.9
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(16.2)	(44.0)
Gain on sale of real estate, net	(73.2)	(238.1)
Depreciable real estate reserves	178.5	10.4
(Loss) gain on sale of investment in marketable securities	(3.3)	0.1
Depreciation and amortization	403.3	821.0
Interest expense, net of interest income	257.0	321.2
Amortization of deferred financing costs	16.5	24.6
Operating income	863.7	1,174.1
Less: Operating income from other properties/affiliates	(250.8)	(558.7)
Same-store operating income	$612.9	$615.4
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
For properties owned since January 1, 2015 and still owned and operated at December 31, 2016, Same-Store NOI is determined as follows (in millions):

	Year Ended
	December 31,
(in millions)	2016	2015
Net income	$278.9	$317.5
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(44.0)	(15.8)
Gain on sale of real estate, net	(238.1)	(176.0)
Depreciable real estate reserves	10.4	19.2
Gain (loss) on sale of investment in marketable securities	0.1	—
Depreciation and amortization	821.0	560.9
Interest expense, net of interest income	321.2	323.9
Amortization of deferred financing costs	24.6	27.3
Operating income	1,174.1	1,057.0
Less: Operating income from other properties/affiliates	(503.6)	(388.2)
Same-store operating income	$670.5	$668.8

Results of Operations
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
The following comparison for the year ended December 31, 2017, or 2017, to the year ended December 31, 2016, or 2016, makes reference to the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at December 31, 2017 (Same-Store Properties totaled 43 of our 60 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2017 and 2016 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,

iii.	"Disposed Properties" which represents all properties or interests in properties sold or partially sold in 2017 and 2016, and

iv.	“Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	$ Change	% Change
Rental revenue	$961.8	$942.6	$19.2	2.0%	$121.1	$360.7	$18.1	$20.5	$1,101.0	$1,323.8	$(222.8)	(16.8)%
Escalation and reimbursement	131.4	142.0	(10.6)	(7.5)%	40.1	52.7	1.4	2.2	172.9	196.9	(24.0)	(12.2)%
Investment income	—	—	—	—%	—	—	193.9	213.0	193.9	213.0	(19.1)	(9.0)%
Other income	8.9	6.8	2.1	30.9%	0.5	94.3	34.3	29.2	43.7	130.3	(86.6)	(66.5)%
Total revenues	1,102.1	1,091.4	10.7	1.0%	161.7	507.7	247.7	264.9	1,511.5	1,864.0	(352.5)	(18.9)%

Property operating expenses	482.6	474.2	8.4	1.8%	65.3	98.7	23.0	21.6	570.9	594.5	(23.6)	(4.0)%
Transaction related costs	—	—	—	—%	—	—	(1.8)	7.5	(1.8)	7.5	(9.3)	(124.0)%
Marketing, general and administrative	—	—	—	—%	—	—	100.5	99.8	100.5	99.8	0.7	0.7%
	482.6	474.2	8.4	1.8%	65.3	98.7	121.7	128.9	669.6	701.8	(32.2)	(4.6)%

Operating income before equity in net income from unconsolidated joint ventures	$619.5	$617.2	$2.3	0.4%	$96.4	$409.0	$126.0	$136.0	$841.9	$1,162.2	$(320.3)	(27.6)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(273.6)	(345.8)	72.2	(20.9)%
Depreciation and amortization									(403.3)	(821.0)	417.7	(50.9)%
Equity in net income from unconsolidated joint ventures									21.9	11.9	10.0	84.0%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									16.2	44.0	(27.8)	(63.2)%
Gain on sale of real estate, net									73.2	238.1	(164.9)	(69.3)%
Depreciable real estate reserves									(178.5)	(10.4)	(168.1)	1,616.3%
Gain (loss) on sale of investment in marketable securities									3.3	(0.1)	3.4	(3,400.0)%
Net income									$101.1	$278.9	$(177.8)	(63.8)%
Rental, Escalation and Reimbursement Revenues
Rental revenues decreased primarily as a result of Disposed Properties ($239.7 million), which included 388-390 Greenwich Street and the effect of the partial sale and deconsolidation of 11 Madison Avenue in the third quarter of 2016. This decrease was offset by increased rental revenue at Same-Store Properties ($19.1 million), and by 1515 Broadway which, in 2016, recognized accounting write-offs ($17.4 million) related to the space previously leased to Aeropostale following the tenant's bankruptcy.

Escalation and reimbursement revenue decreased primarily as a result of Disposed Properties ($12.7 million) and lower recoveries at our Same-Store properties ($10.6 million).
The following table presents a summary of the commenced leasing activity for the year ended December 31, 2017 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	1,149,571
Space which became available during the year(3)
• Office	1,181,119
• Retail	29,739
• Storage	16,594
	1,227,452
Total space available	2,377,023
Leased space commenced during the year:
• Office(4)	806,688	884,513	$73.59	$62.13	$56.80	4.6	8.2
• Retail	33,257	63,710	$297.35	$251.55	$37.72	6.5	13.1
• Storage	34,840	5,560	$36.32	$48.86	$1.92	1.9	7.4
Total leased space commenced	874,785	953,783	$88.32	$82.88	$55.20	4.7	8.5

Total available space at end of year	1,502,238

Early renewals
• Office	281,039	285,889	$79.07	$73.96	$11.46	1.9	4.5
• Retail	45,652	35,089	$73.96	$50.53	$2.01	0.1	5.5
• Storage	2,730	2,817	$29.44	$30.52	$—	1.3	3.2
Total early renewals	329,421	323,795	$78.09	$71.04	$10.34	1.7	4.6

Total commenced leases, including replaced previous vacancy
• Office		1,170,402	$74.93	$66.58	$45.72	3.9	7.3
• Retail		98,799	$218.01	$176.40	$25.04	4.2	10.4
• Storage		8,377	$34.00	$38.77	$1.27	1.7	6.0
Total commenced leases		1,277,578	$85.73	$78.42	$43.83	3.9	7.5

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of year	965,021
Sold Vacancies	(222,250)
Properties placed in service	—
Space which became available during the year(3)
• Office	246,565
• Retail	1,338
• Storage	2,866
	250,769
Total space available	993,540
Leased space commenced during the year:
• Office(5)	334,739	345,633	$31.62	$35.13	$34.99	6.2	7.5
• Retail	338	338	$33.00	$33.00	$—	—	5.0
• Storage	2,791	2,858	$17.42	$13.92	$10.13	0.9	4.7
Total leased space commenced	337,868	348,829	$31.51	$34.79	$34.75	6.2	7.5

Total available space at end of the year	655,672

Early renewals
• Office	181,288	183,331	$32.21	$32.86	$8.05	4.1	4.2
• Storage	2,213	2,213	$17.01	$16.52	$—	—	4.8
Total early renewals	183,501	185,544	$32.03	$32.67	$7.96	4.0	4.2

Total commenced leases, including replaced previous vacancy
• Office		528,964	$31.83	$33.76	$25.65	5.5	6.3
• Retail		338	$33.00	$33.00	$—	—	5.0
• Storage		5,071	$17.24	$15.31	$5.71	0.5	4.7
Total commenced leases		534,373	$31.69	$33.51	$25.45	5.4	6.3

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $70.21 per rentable square feet for 120,566 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $72.83 per rentable square feet for 217,384 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $37.88 per rentable square feet for 25,866 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $35.19 per rentable square feet for 96,688 rentable square feet.

Investment Income
Investment income decreased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million) in the third quarter of 2016, partially offset by income related to our preferred equity investment in 885 Third Avenue ($16.9 million) and a larger weighted average book balance. For the twelve months ended December 31, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.9 billion and 9.3% excluding our investment in Two Herald Square which was put on non-accrual in August 2017, respectively, compared to $1.5 billion and 9.7%, respectively, for the same period in 2016. As of December 31, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.2 years excluding extension options and our investment in Two Herald Square.
Other Income
Other income decreased primarily as a result of the termination fee earned in connection with the termination of the lease with Citigroup, Inc. at 388-390 Greenwich in 2016 ($94.0 million) and promote income earned in connection with the sale of 33

Beekman in the second quarter of 2016 ($10.8 million). The decrease was partially offset by net fees recognized in connection with the One Vanderbilt venture in 2017 ($13.3 million).
Property Operating Expenses
Property operating expenses decreased primarily as a result of Disposed Properties ($33.4 million) partially offset by increased real estate taxes at our Same-Store Properties ($8.2 million).
Transaction Related Costs
The decrease in transaction related costs in 2017 is primarily due to the adoption of ASU No. 2017-01 in 2017, which clarified the definition of a business and provided guidance to assist in determining whether transactions should be accounted for as acquisitions of assets or businesses. Following the adoption of the guidance, most of our real estate acquisitions are considered asset acquisitions and transaction costs are therefore capitalized to the investment basis when they would have previously been expensed under the previous guidance. Transaction costs expensed in 2017 relate primarily to transactions that are not moving forward for which any costs incurred are expensed.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the year ended December 31, 2017 were $100.5 million, including a $4.1 million charge related to forfeiture of the Company's 2014 Outperformance Plan awards, or 5.3% of total combined revenues, including our share of joint venture revenues, and 53 basis points of total combined assets, including our share of joint venture assets compared to $99.8 million, or 4.7% of total revenues including our share of joint venture revenues, and 53 basis points of total combined assets including our share of joint venture assets for 2016.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the Disposed Properties ($72.2 million). The weighted average consolidated debt balance outstanding was $6.6 billion for the year ended December 31, 2017 from $8.5 billion for the year ended December 31, 2016. The consolidated weighted average interest rate was 4.00% for the year ended December 31, 2017 as compared to 3.82% for the year ended December 31, 2016.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the Disposed Properties ($448.9 million), partially offset by accelerated amortization at 5-7 Dey Street, 183 & 187 Broadway upon the commencement of demolition of the properties ($32.0 million).
Equity in Net Income in Unconsolidated Joint Venture/Real Estate
Equity in net income from unconsolidated joint ventures increased primarily as a result of the sale of a 40% interest in 11 Madison in the third quarter of 2016 ($13.0 million), as well as higher net income contributions from 1745 Broadway ($7.3 million) and 605 West 42nd Street ($3.5 million) in 2017. These increases were partially offset by lower net income contributions from 280 Park Avenue ($5.7 million) as a result of the write off of deferred financing costs in conjunction with the refinancing of the debt on the property, reduced occupancy at 3 Columbus Circle ($3.9 million), and revenues from a debt and preferred equity investment that was contributed to a joint venture in the first quarter of 2016, and repaid in the second quarter of 2017 ($2.7 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the year ended December 31, 2016 we recognized a gain on the sale related to our interests in 747 Madison Avenue ($13.0 million), 102 Greene Street ($0.3 million) and part of our interest in the Stonehenge Portfolio ($0.9 million). The sale of 747 Madison, which occurred in 2014, did not meet the criteria for sale accounting at that time and, therefore, remained on our consolidated financial statement until the criteria was met in the second quarter of 2017. During the year ended December 31, 2016, in which we recognized a gain on the sale of our interests in 33 Beekman Street ($33.0 million), 7 Renaissance Square ($4.2 million), 1 Jericho ($3.3 million) and EOP Denver ($3.1 million).
Gain on Sale of Real Estate, Net
During the year ended December 31, 2017, we recognized a gain on sale associated with the sale of the property at 16 Court Street ($64.9 million), and the partial sale of the property at 102 Greene Street ($4.9 million). This gain was partially offset by a loss on the sale of 885 Third Avenue ($8.8 million) which closed in 2016, but was only recognized in the second quarter of 2017 due to the sale not meeting the criteria for sale accounting under the full accrual method in ASC 360-20 until the second quarter of 2017. During the year ended December 31, 2016 we recognized a gain on sale associated with the sales of 388-390 Greenwich ($206.5 million), a 49% interest in 400 East 57th Street ($23.9 million), 248-252 Bedford Avenue in Brooklyn, New York ($15.3 million), and a 40% interest in 11 Madison Avenue ($3.6 million), partially offset by the loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million).

Depreciable Real Estate Reserves
During the year ended December 31, 2017, we recorded a $178.5 million of depreciable real estate reserves related to Reckson Executive Park, Stamford Towers, 125 Chubb Avenue in Lyndhurst, NJ, 115-117 Stevens Avenue in Valhalla, New York, 520 White Plains Road in Tarrytown, NY, and our investment in Jericho Plaza. During the year ended December 31, 2016, we recognized depreciable real estate reserves related to 500 West Putnam ($10.4 million).
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

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2016	2015	$ Change	% Change	2016	2015	2016	2015	2016	2015	$ Change	% Change

Rental revenue	$1,015.3	$996.2	$19.1	1.9%	$144.9	$46.6	$163.6	$203.2	$1,323.8	$1,246.0	$77.8	6.2%
Escalation and reimbursement	180.2	165.3	14.9	9.0%	14.8	7.2	1.9	6.0	196.9	178.5	18.4	10.3%
Investment income	—	—	—	—%	—	0.1	213.0	181.0	213.0	181.1	31.9	17.6%
Other income	6.9	22.8	(15.9)	(69.7)%	1.3	7.0	122.1	27.4	130.3	57.2	73.1	127.8%
Total revenues	1,202.4	1,184.3	18.1	1.5%	161.0	60.9	500.6	417.6	1,864.0	1,662.8	201.2	12.1%

Property operating expenses	530.1	514.2	15.9	3.1%	39.4	13.5	25.0	39.5	594.5	567.2	27.3	4.8%
Transaction related costs	—	—	—	—%	0.6	7.9	6.9	3.5	7.5	11.4	(3.9)	(34.2)%
Marketing, general and administrative	—	—	—	—%	—	—	99.8	94.9	99.8	94.9	4.9	5.2%
	530.1	514.2	15.9	3.1%	40.0	21.4	131.7	137.9	701.8	673.5	28.3	4.2%

Net operating income	$672.3	$670.1	$2.2	0.3%	$121.0	$39.5	$368.9	$279.7	$1,162.2	$989.3	$172.9	17.5%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(345.8)	(351.2)	5.4	(1.5)%
Depreciation and amortization									(821.0)	(560.9)	(260.1)	46.4%
Equity in net income from unconsolidated joint ventures									11.9	13.0	(1.1)	(8.5)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									44.0	15.8	28.2	178.5%
Purchase price fair value adjustment									—	40.1	(40.1)	(100.0)%
Gain on sale of real estate, net									238.1	176.0	62.1	35.3%
Depreciable real estate reserves									(10.4)	(19.2)	8.8	(45.8)%
Gain on sale of investment in marketable securities									(0.1)	—	(0.1)	100.0%
Income from continuing operation									278.9	302.9	(24.0)	(7.9)%
Net income from discontinued operations									—	0.4	(0.4)	(100.0)%
Gain on sale of discontinued operations									—	14.1	(14.1)	(100.0)%
Net income									$278.9	$317.4	$(38.5)	(12.1)%

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
Other Income
Other income increased primarily as a result of the lease termination fee earned in connection with the termination of the lease with Citi at 388-390 Greenwich Avenue ($94.0 million), and promote income earned in connection with the sale of 33

Beekman ($10.8 million), which was partially offset by a lease termination fee received at 919 Third Avenue in 2015 ($11.3 million).
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
Equity in Net Income in Unconsolidated Joint Venture/Real Estate
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the sale of a 40% interest in 11 Madison in the third quarter of 2016. The sale did not meet the criteria for sale accounting until December 2016 resulting in recognition of the other partner's share of depreciation ($8.4 million) in addition to our share of the operations of the property. The decrease was partially offset by an increase at 1552-1560 Broadway ($4.6 million) as a result of the settlement in February 2016 of arbitration regarding a tenant's rent at the property and revenue from a debt and preferred equity investment that was contributed to a joint venture in the first quarter of 2016 ($4.5 million), and from the increase at 650 Fifth Avenue as a result of the loan refinance in the third quarter of 2016 ($3.6 million).
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
Gain on Sale of Real Estate
During the year ended December 31, 2016, we recognized a gain on sale associated with the sales of 388-390 Greenwich ($206.5 million), a 49% interest in 400 East 57th Street ($23.9 million), 248-252 Bedford Avenue in Brooklyn, New York ($15.3 million), and a 40% interest in 11 Madison Avenue ($3.6 million), partially offset by the loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million). During the year ended December 31, 2015 we recognized a gain on sale associated with the sales of an 80% interest in 131-137 Spring Street ($101.1 million), 120 West 45th Street ($58.6 million), 570 & 574 Fifth Avenue ($24.6 million), partially offset by a loss on the sale of 885 Third Avenue ($6.6 million).

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
Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, common share repurchases, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments may include:

(1)	Cash flow from operations;

(2)	Cash on hand;

(3)	Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments;

(4)	Borrowings under the 2017 credit facility;

(5)	Other forms of secured or unsecured financing; and

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2017 were as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Property mortgages and other loans	$153,593	$42,289	$703,018	$11,656	$208,003	$1,656,623	$2,775,182
MRA and FHLB facilities	90,809	—	—	—	—	—	90,809
Corporate obligations	250,000	—	250,000	—	800,000	1,740,000	3,040,000
Joint venture debt-our share	200,250	717,682	473,809	449,740	223,330	2,119,481	4,184,292
Total	$694,652	$759,971	$1,426,827	$461,396	$1,231,333	$5,516,104	$10,090,283
As of December 31, 2017, we had $156.5 million of consolidated cash on hand, inclusive of $28.6 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash and cash equivalents were $127.9 million and $279.4 million at December 31, 2017 and 2016, respectively, representing a decrease of $151.5 million. The decrease was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2017	2016	(Decrease) Increase
Net cash provided by operating activities	$548,373	$634,714	$(86,341)
Net cash (used in) provided by investing activities	$(18,851)	$2,122,570	$(2,141,421)
Net cash (used in) provided by financing activities	$(681,077)	$(2,733,240)	$2,052,163
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service, and fund quarterly dividend and distribution requirements. Our debt and preferred equity investments and joint venture investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2017, when compared to the year ended December 31, 2016, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$24,080
Capital expenditures and capitalized interest	76,697
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	(95,873)
Joint venture investments	(304,793)
Distributions from joint ventures	123,534
Proceeds from sales of real estate/partial interest in property	(1,830,037)
Debt and preferred equity and other investments	(135,029)
Increase in net cash used in investing activities	$(2,141,421)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $412.0 million for the year ended December 31, 2016 to $335.3 million for the year ended December 31, 2017. The decrease in capital expenditures relates primarily to lower costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our credit facilities, our MRA facilities, senior unsecured notes, convertible or exchangeable securities, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2017, when compared to the year ended December 31, 2016, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$1,921,465
Repayments of our debt obligations	977,665
Net distribution to noncontrolling interests	(4,706)
Other financing activities	(27,947)
Proceeds from stock options exercised and DRSPP issuance	8,428
Proceeds from sale of common stock	—
Repurchase of common stock	(806,302)
Redemption of preferred stock	3,024
Dividends and distributions paid	(19,464)
Increase in net cash provided by financing activities	$2,052,163

Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2017, 92,803,299 shares of common stock and no shares of excess stock were issued and outstanding.
Stock Repurchase Program
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. In December 2017, our board of directors authorized an increase to the size of this plan by an additional $500 million of our common stock, bringing it to a total of $1.5 billion of shares.
At December 31, 2017 repurchases under the plan were as follows:

Period	Number of shares purchased	Average price paid per share	Cumulative number of shares purchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be purchased under the plan (in millions) (1)
First quarter 2017	63,812	$103.84	63,812	$1,493.4
Second quarter 2017	2,384,323	$103.40	2,448,135	$1,246.8
Third quarter 2017	951,866	$101.67	3,400,001	$1,150.0
Fourth quarter 2017 (2)	4,942,410	$100.76	8,342,411	$652.0

(1)	Reflective of $1.5 billion plan maximum as of December 31, 2017.

(2)	Includes 413,700 shares of common stock repurchased by the Company in December 2017 that were settled in January 2018.
At-The-Market Equity Offering Program
In June 2014, the Company, along with the Operating Partnership, entered into an ATM Program to sell an aggregate of $300.0 million of our common stock. During the year ended December 31, 2015, we sold 895,956 shares of our common stock for aggregate net proceeds of $113.4 million comprising the remaining balance of this ATM Program. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 895,956 units of limited partnership interest of the Operating Partnership.
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of our common stock. The Company did not make any sales of its common stock under an ATM program in the years ended December 31, 2016 and December 31, 2017.
Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the year ended December 31, 2017, 2016, and 2015, respectively (in thousands):

	Year Ended December 31,
	2017	2016	2015
Common Stock Shares Issued	2,141	2,687	775,760
Dividend reinvestments/stock purchases under the DRSPP	$223	$277	$99,555
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2017, 8.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.

2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan could earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants were entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount by which our total return to stockholders during the three-year period exceeded a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance was achieved, one-third of each award could be earned at any time after the beginning of the second year and an additional one-third of each award could be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan were subject to vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, based on continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they were earned. For LTIP Units that were earned, each participant was also entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions are paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. In September 2014, the compensation committee determined that maximum performance had been achieved for the full three-year performance period and, accordingly, 280,454 LTIP units, representing the final third of each award, were earned, subject to vesting, under the 2011 Outperformance Plan.
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded no compensation expense during the year ended December 31, 2017,no compensation expense during the year ended December 31, 2016, and $4.5 million during the year ended December 31, 2015 related to the 2011 Outperformance Plan.
2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan could earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014. Under the 2014 Outperformance Plan, two-thirds of the LTIP Units were subject to performance based vesting based on the Company’s absolute total return to stockholders and one-third of the LTIP Units were subject to performance based vesting based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. LTIP Units earned under the 2014 Outperformance Plan were to be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units were earned, each participant would have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions were paid currently with respect to all earned LTIP Units, whether vested or unvested.
Based on our performance, none of the LTIP Units granted under the 2014 Outperformance Plan were earned pursuant to the terms of the 2014 Outperformance Plan, and all units issued were forfeited in 2017.
The cost of the 2014 Outperformance Plan ($27.9 million subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded compensation expense of $13.6 million, $8.4 million, and $5.9 million during the years ended December 31, 2017, 2016, and 2015, respectively, related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or the next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director’s account as additional phantom stock units.

During the year ended December 31, 2017, 12,727 phantom stock units were earned and 9,509 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.4 million during the year ended December 31, 2017 related to the Deferred Compensation Plan. As of December 31, 2017, there were 99,853 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2017, 104,597 shares of our common stock had been issued under the ESPP.
Market Capitalization
At December 31, 2017, borrowings under our mortgages and other loans payable, 2017 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 49.4% of our combined market capitalization of $20.4 billion (based on a common stock price of $100.93 per share, the closing price of our common stock on the NYSE on December 31, 2017). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2017 and 2016, (amounts in thousands).

	December 31,
Debt Summary:	2017	2016
Balance
Fixed rate	$3,805,165	$4,094,390
Variable rate—hedged	500,000	1,357,694
Total fixed rate	4,305,165	5,452,084
Total variable rate	1,605,431	1,105,585
Total debt	$5,910,596	$6,557,669

Debt, preferred equity, and other investments subject to variable rate	1,325,166	1,359,744
Net exposure to variable rate debt	280,265	(254,159)

Percent of Total Debt:
Fixed rate	72.8%	83.1%
Variable rate	27.2%	16.9%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.31%	4.35%
Variable rate	2.76%	2.10%
Effective interest rate	4.00%	3.82%
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (1.56% and 0.77% at December 31, 2017 and 2016, respectively). Our consolidated debt at December 31, 2017 had a weighted average term to maturity of 5.38 years.

Certain of our debt and equity investments and other investments, with a carrying value of $1.3 billion at December 31, 2017, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of December 31, 2017, our total mortgage debt (excluding our share of joint venture mortgage debt of $4.2 billion) consisted of $2.4 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.78% and $0.5 billion of variable rate debt with an effective weighted average interest rate of 3.28%.
Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2017, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2017, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At December 31, 2017, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2017, the facility fee was 20 basis points.
As of December 31, 2017, we had $11.8 million of outstanding letters of credit, $40.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.4 billion under the 2017 credit facility. At December 31, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $30.3 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At December 31, 2017 and December 31, 2016, the term loan facilities had a carrying value of $1.5 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility. ROP is a guarantor under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, was a member of the Federal Home Loan Bank of New York, or FHLBNY. In January 2017, all funds borrowed from the FHLBNY were repaid and Belmont's membership was terminated in February 2017.
Master Repurchase Agreements
The Company has entered into two Master Repurchase Agreements, or MRAs, known as the 2016 MRA and 2017 MRA, which provide us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facilities permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2017 credit facility, as defined above.
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. At December 31, 2017, the facility had a carrying value of $90.1 million, net of deferred financing costs.
In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and has an initial two-year term, with a one year extension option. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance is less than $150.0 million. At December 31, 2017, the facility had a carrying value of $(1.2) million, representing deferred financing costs presented within other liabilities.
At December 31, 2017 and 2016, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $4.8 billion and $6.0 billion, respectively.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2017 and 2016, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2017 Unpaid Principal Balance	December 31, 2017 Accreted Balance	December 31, 2016 Accreted Balance	Coupon Rate (1)	Initial Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,953	$249,880	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	10	March 2020
October 5, 2017 (3)	500,000	499,489	—	3.25%	5	October 2022
November 15, 2012 (4)	300,000	305,163	200,000	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	10	December 2025
October 12, 2010 (5)	—	—	334,077
	$1,400,000	$1,404,605	$1,133,957
Deferred financing costs, net		(8,666)	(5,642)
	$1,400,000	$1,395,939	$1,128,315

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(3)	Issued by the Operating Partnership with the Company and ROP as guarantors.

(4)
In October 2017, the Company, the Operating Partnership and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

(5)
In accordance with the terms of the indenture, the notes became exchangeable commencing September 14, 2017 and the Operating Partnership elected to settle exchanges in cash. In October 2017, all note holders elected to exchange the notes and the notes were repaid for $350.8 million, excluding accrued interest based on the applicable exchange rate.

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2017 and 2016, we were in compliance with all such covenants.

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
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2017 would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $2.7 million and would increase our share of joint venture annual interest cost by $17.2 million. At December 31, 2017, 61.5% of our $2.1 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $4.3 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2017 bore interest based on a spread of LIBOR plus 100 basis points to LIBOR plus 415 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2017 are as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Property mortgages and other loans	$153,593	$42,289	$703,018	$11,656	$208,003	$1,656,623	$2,775,182
MRA facilities	90,809	—	—	—	—	—	90,809
Revolving credit facility	—	—	—	—	—	40,000	40,000
Unsecured term loans	—	—	—	—	—	1,500,000	1,500,000
Senior unsecured notes	250,000	—	250,000	—	800,000	100,000	1,400,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Capital lease	2,387	2,411	2,620	2,794	2,794	819,894	832,900
Ground leases	31,049	31,066	31,436	31,628	29,472	703,254	857,905
Estimated interest expense	226,815	218,019	184,376	163,648	155,398	281,694	1,229,950
Joint venture debt	200,250	717,682	473,809	449,740	223,330	2,119,481	4,184,292
Total	$954,903	$1,011,467	$1,645,259	$659,466	$1,418,997	$7,320,946	$13,011,038
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

Capital Expenditures
We estimate that for the year ending December 31, 2018, we expect to incur $147.3 million of recurring capital expenditures and $108.8 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $502.7 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.25 per share, we would pay $316.1 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2017 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $3.9 million, $3.5 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $22.6 million, $23.4 million and $21.3 million the years ended December 31, 2017, 2016 and 2015, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.5 million, $0.7 million and $0.5 million for the years ended December 31, 2017, 2016, and 2015 respectively.
One Vanderbilt Investment
In December 2016, we entered into agreements with entities owned and controlled by Marc Holliday and Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project at the appraised fair market value for the interests acquired. This investment entitles these entities to receive approximately 1.50% - 1.80% and 1.00% - 1.20%, respectively, of any profits realized by the Company from its One Vanderbilt project in excess of the Company’s capital contributions. The entities have no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests will have no value and will not entitle these entities to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company has received distributions from the One Vanderbilt project in excess of the Company’s aggregate investment in the project. In the event that the Company does not realize a profit on its investment in the project (or would not realize a profit based on the value at the time the interests are repurchased), the entities owned and controlled by Messrs. Holliday and Mathias will lose the entire amount of their investment. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equal the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
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
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, our captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger, although if Belmont is required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of Belmont's required payment. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by the Company or its affiliates.
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

FFO for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income attributable to SL Green common stockholders	$86,424	$234,946	$269,132
Add:
Depreciation and amortization	403,320	821,041	560,887
Joint venture depreciation and noncontrolling interest adjustments	102,334	69,853	34,226
Net (loss) income attributable to noncontrolling interests	(11,706)	17,780	26,408
Less:
Gain on sale of real estate and discontinued operations	73,241	238,116	190,096
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	16,166	44,009	15,844
Purchase price fair value adjustment	—	—	40,078
Depreciable real estate reserves	(178,520)	(10,387)	(19,226)
Depreciation on non-rental real estate assets	2,191	2,027	2,036
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$667,294	$869,855	$661,825
Cash flows provided by operating activities	$548,373	$634,714	$526,484
Cash flows (used in) provided by investing activities	$(18,851)	$2,122,570	$(2,265,911)
Cash flows (used in) provided by financing activities	$(681,077)	$(2,733,240)	$1,713,417
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
Forward-Looking Information
This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the New York metropolitan area markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2017 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2018	$303,971	4.45%	$190,431	3.12%	$315,802	10.44%	(2)
2019	42,289	4.42%	—	3.42%	456,524	9.29%
2020	678,018	4.11%	275,000	3.49%	156,072	9.83%
2021	11,656	3.99%	—	3.49%	532,558	8.71%
2022	1,008,003	4.00%	—	3.63%	527,204	9.24%
Thereafter	2,256,623	4.26%	1,140,000	4.14%	125,881	8.31%
Total	$4,300,560	4.22%	$1,605,431	3.42%	$2,114,041	9.13%	(2)
Fair Value	$4,421,866		$1,612,224

(1)	Our debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion at December 31, 2017.

(2)
Excludes loans secured by the leasehold interest in 2 Herald Square which were in maturity default at the time of acquisition in April and May 2017. The loans were put on non-accrual in August 2017 when one of the investors in the borrower did not repay the loan notwithstanding the approval to do so rendered by a court in a litigation separate from the foreclosure. No impairment was recorded as the Company believes that the fair value of the property exceeds the carrying amount of the loans. The loans had an outstanding balance including accrued interest of $259.3 million at the time that they were put on non accrual status.

The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2017 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2018	$12,491	4.04%	$187,759	3.74%
2019	108,642	4.04%	609,040	4.21%
2020	13,584	4.04%	460,225	4.63%
2021	14,150	4.04%	435,590	4.93%
2022	223,299	3.99%	31	5.00%
Thereafter	2,009,097	3.88%	110,384	4.63%
Total	$2,381,263	4.03%	$1,803,029	4.25%
Fair Value	$2,344,362		$1,827,427

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2017 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit Facility	LIBOR	$200,000	1.131%	July 2016	July 2023	$10,747
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.161%	July 2016	July 2023	5,217
Interest Rate Swap	Mortgage	LIBOR	21,394	12.000%	January 2017	January 2019	167
Interest Rate Cap	Mortgage	LIBOR	137,500	4.000%	September 2017	September 2019	2
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.928%	December 2017	November 2020	288
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.934%	December 2017	November 2020	271
Total Consolidated Hedges							$16,692
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps represented in aggregate an asset of $0.1 million at December 31, 2017. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented in aggregate an asset of $8.8 million at December 31, 2017.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1997.
New York, New York
February 23, 2018

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,357,051	$3,309,710
Building and improvements	6,351,012	7,948,852
Building leasehold and improvements	1,450,614	1,437,325
Properties under capital lease	47,445	47,445
	10,206,122	12,743,332
Less: accumulated depreciation	(2,300,116)	(2,264,694)
	7,906,006	10,478,638
Assets held for sale	338,354	—
Cash and cash equivalents	127,888	279,443
Restricted cash	122,138	90,524
Investments in marketable securities	28,579	85,110
Tenant and other receivables, net of allowance of $18,637 and $16,592 in 2017 and 2016, respectively	57,644	53,772
Related party receivables	23,039	15,856
Deferred rents receivable, net of allowance of $17,207 and $25,203 in 2017 and 2016, respectively	365,337	442,179
Debt and preferred equity investments, net of discounts and deferred origination fees of $25,507 and $16,705 in 2017 and 2016, respectively	2,114,041	1,640,412
Investments in unconsolidated joint ventures	2,362,989	1,890,186
Deferred costs, net	226,201	267,600
Other assets	310,688	614,067
Total assets (1)	$13,982,904	$15,857,787
Liabilities
Mortgages and other loans payable, net	$2,837,282	$4,073,830
Revolving credit facility, net	30,336	—
Unsecured term loans, net	1,491,575	1,179,521
Unsecured notes, net	1,395,939	1,128,315
Accrued interest payable	38,142	36,052
Other liabilities	188,005	206,238
Accounts payable and accrued expenses	137,142	190,583
Deferred revenue	208,119	217,955
Capital lease obligations	42,843	42,132
Deferred land leases payable	3,239	2,583
Dividend and distributions payable	85,138	87,271
Security deposits	67,927	66,504
Liabilities related to assets held for sale	4,074	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,629,761	7,330,984
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	461,954	473,882
Preferred units	301,735	302,010

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2017	December 31, 2016
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2017 and 2016	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 93,858 and 101,617 issued and outstanding at December 31, 2017 and 2016, respectively (including 1,055 and 1,055 shares held in treasury at December 31, 2017 and 2016, respectively)	939	1,017
Additional paid-in-capital	4,968,338	5,624,545
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive income	18,604	22,137
Retained earnings	1,139,329	1,578,893
Total SL Green stockholders' equity	6,225,093	7,324,475
Noncontrolling interests in other partnerships	364,361	426,436
Total equity	6,589,454	7,750,911
Total liabilities and equity	$13,982,904	$15,857,787

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $398.0 million and $412.3 million of land, $1.4 billion and $1.5 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $330.9 million and $327.2 million of accumulated depreciation, $221.0 million and $226.8 million of other assets included in other line items, $628.9 million and $621.8 million of real estate debt, net, $2.5 million and $2.2 million of accrued interest payable, $42.8 million and $42.1 million of capital lease obligations, and $56.8 million and $72.2 million of other liabilities included in other line items as of December 31, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental revenue, net	$1,100,993	$1,323,767	$1,245,981
Escalation and reimbursement	172,939	196,858	178,512
Investment income	193,871	213,008	181,128
Other income	43,670	130,348	57,208
Total revenues	1,511,473	1,863,981	1,662,829
Expenses
Operating expenses, including $21,400 in 2017, $21,890 in 2016, $20,071 in 2015 of related party expenses	293,364	312,859	301,624
Real estate taxes	244,323	248,388	232,702
Ground rent	33,231	33,261	32,834
Interest expense, net of interest income	257,045	321,199	323,870
Amortization of deferred financing costs	16,498	24,564	27,348
Depreciation and amortization	403,320	821,041	560,887
Transaction related costs	(1,834)	7,528	11,430
Marketing, general and administrative	100,498	99,759	94,873
Total expenses	1,346,445	1,868,599	1,585,568
Income (loss) from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, gain (loss) on sale of marketable securities and loss on early extinguishment of debt	165,028	(4,618)	77,261
Equity in net income from unconsolidated joint ventures	21,892	11,874	13,028
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	16,166	44,009	15,844
Purchase price fair value adjustment	—	—	40,078
Gain on sale of real estate, net	73,241	238,116	175,974
Depreciable real estate reserves	(178,520)	(10,387)	(19,226)
Gain (loss) on sale of investment in marketable securities	3,262	(83)	—
Loss on early extinguishment of debt	—	—	(49)
Income from continuing operations	101,069	278,911	302,910
Net income from discontinued operations	—	—	427
Gain on sale of discontinued operations	—	—	14,122
Net income	101,069	278,911	317,459
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(3,995)	(10,136)	(10,565)
Noncontrolling interests in other partnerships	15,701	(7,644)	(15,843)
Preferred units distributions	(11,401)	(11,235)	(6,967)
Net income attributable to SL Green	101,374	249,896	284,084
Preferred stock redemption costs	—	—	—
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,952)
Net income attributable to SL Green common stockholders	$86,424	$234,946	$269,132

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Amounts attributable to SL Green common stockholders:
Income (loss) from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$171,600	$(25,552)	$50,502
Purchase price fair value adjustment	—	—	38,563
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,452	42,189	15,245
Net income from discontinued operations	—	—	411
Gain on sale of discontinued operations	—	—	13,588
Gain on sale of real estate, net	70,005	228,266	169,322
Depreciable real estate reserves	(170,633)	(9,957)	(18,499)
Net income attributable to SL Green common stockholders	$86,424	$234,946	$269,132
Basic earnings per share:
Income (loss) from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$1.74	$(0.26)	$0.51
Purchase price fair value adjustment	—	—	0.39
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.16	0.42	0.15
Net income from discontinued operations	—	—	—
Gain on sale of discontinued operations	—	—	0.14
Gain on sale of real estate, net	0.71	2.29	1.71
Depreciable real estate reserves	(1.73)	(0.10)	(0.19)
Net income attributable to SL Green common stockholders	$0.88	$2.35	$2.71
Diluted earnings per share:
Income (loss) from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$1.74	$(0.25)	$0.51
Purchase price fair value adjustment	—	—	0.39
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.16	0.42	0.15
Net income from discontinued operations	—	—	—
Gain on sale of discontinued operations	—	—	0.14
Gain on sale of real estate, net	0.71	2.27	1.70
Depreciable real estate reserves	(1.74)	(0.10)	(0.19)
Net income attributable to SL Green common stockholders	$0.87	$2.34	$2.70
Basic weighted average common shares outstanding	98,571	100,185	99,345
Diluted weighted average common shares and common share equivalents outstanding	103,403	104,881	103,734
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$101,069	$278,911	$317,459
Other comprehensive income:
Change in net unrealized gain (loss) on derivative instruments, including SL Green's share of joint venture net unrealized gain (loss) on derivative instruments	1,040	28,508	(1,229)
Change in unrealized gain on marketable securities	(4,667)	3,677	(607)
Other comprehensive (loss) income	(3,627)	32,185	(1,836)
Comprehensive income	97,442	311,096	315,623
Net loss (income) attributable to noncontrolling interests and preferred units distributions	305	(29,015)	(33,375)
Other comprehensive income (loss) attributable to noncontrolling interests	94	(1,299)	67
Comprehensive income attributable to SL Green	$97,841	$280,782	$282,315

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2014	$221,932	97,325	$974	$5,113,759	$—	$(6,980)	$1,607,689	$521,842	$7,459,216
Net income							284,084	15,843	299,927
Acquisition of subsidiary interest from noncontrolling interest				(9,566)				(11,084)	(20,650)
Other comprehensive loss						(1,769)			(1,769)
Preferred dividends							(14,952)		(14,952)
DRSPP proceeds		776	8	99,547					99,555
Conversion of units of the Operating Partnership to common stock		483	5	55,692					55,697
Reallocation of noncontrolling interest in the Operating Partnership							20,915		20,915
Reallocation of capital account relating to sale								(10,143)	(10,143)
Deferred compensation plan and stock award, net		168	2	243			(3,227)		(2,982)
Amortization of deferred compensation plan				26,721					26,721
Issuance of common stock		1,007	10	136,979	(10,000)				126,989
Proceeds from stock options exercised		217	2	16,360					16,362
Contributions to consolidated joint venture interests								35,178	35,178
Cash distributions to noncontrolling interests								(119,784)	(119,784)
Cash distributions declared ($2.52 per common share, none of which represented a return of capital for federal income tax purposes)							(250,963)		(250,963)
Balance at December 31, 2015	221,932	99,976	1,001	5,439,735	(10,000)	(8,749)	1,643,546	431,852	7,719,317
Net income							249,896	7,644	257,540
Other comprehensive income						30,886			30,886
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		2		277					277
Conversion of units of the Operating Partnership to common stock		295	3	31,803					31,806
Reallocation of noncontrolling interest in the Operating Partnership							(4,222)		(4,222)
Deferred compensation plan and stock award, net		96	1	(1,989)					(1,988)
Amortization of deferred compensation plan				25,890					25,890
Issuance of common stock			10	113,999	(114,049)				(40)
Proceeds from stock options exercised		193	2	14,830					14,832
Contributions to consolidated joint venture interests								2,359	2,359
Cash distributions to noncontrolling interests								(15,419)	(15,419)
Cash distributions declared ($2.94 per common share, none of which represented a return of capital for federal income tax purposes)							(295,377)		(295,377)
Balance at December 31, 2016	221,932	100,562	1,017	5,624,545	$(124,049)	$22,137	1,578,893	426,436	7,750,911

SL Green Realty Corp.
Consolidated Statement of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Net income (loss)							101,374	(15,701)	85,673
Other comprehensive loss						(3,533)			(3,533)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		2		223					223
Conversion of units of the Operating Partnership to common stock		202	2	21,572					21,574
Reallocation of noncontrolling interest in the Operating Partnership							5,712		5,712
Equity component of repurchased exchangeable senior notes				(109,776)					(109,776)
Deferred compensation plan and stock award, net		87	1	(2,375)					(2,374)
Amortization of deferred compensation plan				32,161					32,161
Repurchases of common stock		(8,342)	(83)	(621,324)			(226,641)		(848,048)
Proceeds from stock options exercised		292	2	23,312					23,314
Contributions to consolidated joint venture interests								36,275	36,275
Deconsolidation of partially owned entity								(30,203)	(30,203)
Cash distributions to noncontrolling interests								(52,446)	(52,446)
Cash distributions declared ($3.1375 per common share, none of which represented a return of capital for federal income tax purposes)							(305,059)		(305,059)
Balance at December 31, 2017	$221,932	92,803	$939	$4,968,338	$(124,049)	$18,604	$1,139,329	$364,361	$6,589,454

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$101,069	$278,911	$317,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419,818	845,605	588,238
Equity in net income from unconsolidated joint ventures	(21,892)	(11,874)	(13,028)
Distributions of cumulative earnings from unconsolidated joint ventures	20,309	24,337	40,759
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(16,166)	(44,009)	(15,844)
Purchase price fair value adjustment	—	—	(40,078)
Depreciable real estate reserves	178,520	10,387	19,226
Gain on sale of real estate, net	(73,241)	(238,116)	(175,974)
Gain on sale of discontinued operations	—	—	(14,122)
(Gain) loss on sale of investments in marketable securities	(3,262)	83	—
Loss on early extinguishment of debt	—	—	49
Deferred rents receivable	(38,009)	26,716	(136,924)
Other non-cash adjustments (1)	17,196	(150,913)	(20,671)
Changes in operating assets and liabilities:
Restricted cash—operations	7,147	(10,811)	11,289
Tenant and other receivables	(5,717)	4,780	(6,405)
Related party receivables	(7,209)	(5,183)	1,278
Deferred lease costs	(41,939)	(70,707)	(61,005)
Other assets	(23,068)	9,899	18,501
Accounts payable, accrued expenses and other liabilities and security deposits	(11,790)	(35,628)	8,634
Deferred revenue and land leases payable	46,607	1,237	5,102
Net cash provided by operating activities	548,373	634,714	526,484
Investing Activities
Acquisitions of real estate property	(13,680)	(37,760)	(2,653,311)
Additions to land, buildings and improvements	(335,253)	(411,950)	(406,442)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	(3,499)	92,374	(101,000)
Investments in unconsolidated joint ventures	(389,249)	(84,456)	(161,712)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	319,745	196,211	98,639
Proceeds from disposition of real estate/joint venture interest	639,682	2,469,719	1,216,785
Proceeds from sale of marketable securities	55,129	6,965	1,426
Purchases of marketable securities	—	(43,341)	(7,769)
Other investments	25,330	7,704	(15,806)
Origination of debt and preferred equity investments	(1,129,970)	(977,413)	(756,939)
Repayments or redemption of debt and preferred equity investments	812,914	904,517	520,218
Net cash (used in) provided by investing activities	(18,851)	2,122,570	(2,265,911)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Financing Activities
Proceeds from mortgages and other loans payable	$870,459	$408,293	$1,849,293
Repayments of mortgages and other loans payable	(902,460)	(1,822,303)	(781,236)
Proceeds from revolving credit facility, term loans and senior unsecured notes	2,784,599	1,325,300	2,515,000
Repayments of revolving credit facility, term loans and senior unsecured notes	(2,276,782)	(2,334,604)	(1,706,007)
Payment of debt extinguishment costs	—	—	—
Proceeds from stock options exercised and DRSPP issuance	23,537	15,109	115,917
Proceeds from sale of common stock	—	—	124,761
Repurchase of common stock	(806,302)	—	—
Redemption of preferred stock	(275)	(3,299)	(200)
Distributions to noncontrolling interests in other partnerships	(52,446)	(15,419)	(119,784)
Contributions from noncontrolling interests in other partnerships	36,275	2,359	12,674
Distributions to noncontrolling interests in the Operating Partnership	(14,266)	(12,671)	(9,710)
Dividends paid on common and preferred stock	(333,543)	(314,079)	(257,378)
Other obligations related to mortgage loan participations	17,227	59,150	25,000
Deferred loan costs and capitalized lease obligation	(27,100)	(41,076)	$(54,913)
Net cash (used in) provided by financing activities	(681,077)	(2,733,240)	1,713,417
Net (decrease) increase in cash and cash equivalents	(151,555)	24,044	(26,010)
Cash and cash equivalents at beginning of year	279,443	255,399	281,409
Cash and cash equivalents at end of period	$127,888	$279,443	$255,399

(1) Included in Other non-cash adjustments is $172.4 million for the year ended December 31, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental cash flow disclosures:
Interest paid	$273,819	$344,295	$345,110
Income taxes paid	$2,448	$2,009	$3,882

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership	25,723	78,495	30,506
Redemption of units in the operating partnership	21,574	31,806	55,697
Derivative instruments at fair value	4,397	31,826	1,816
Exchange of debt investment for equity in joint venture	—	68,581	10,151
Acquisition of subsidiary interest from noncontrolling interest	—	—	20,630
Issuance of common stock relating to the real estate acquisition	—	—	2,228
Issuance of preferred units relating to the real estate acquisition	—	22,793	211,601
Tenant improvements and capital expenditures payable	6,667	15,972	7,755
Fair value adjustment to noncontrolling interest in operating partnership	5,712	4,222	20,915
Assumption of mortgage loan	—	—	112,795
Capital lease assets	—	—	20,000
Reclassification of development costs from other assets to real estate	—	—	47,519
Deconsolidation of a subsidiary (1)	695,204	1,226,425	27,435
Transfer of assets to assets held for sale	611,809	2,048,376	34,981
Transfer of liabilities related to assets held for sale	5,364	1,677,528	29,000
Consolidation of real estate investment	—	—	158,566
Removal of fully depreciated commercial real estate properties	15,488	31,474	241,910
Issuance of SLG's common stock to a consolidated joint venture	—	114,049	10,000

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Contribution to consolidated joint venture by noncontrolling interest	—	—	22,504
Share repurchase payable	41,746	—	—

(1) $366.6 million of the 2017 amount relates to 1515 Broadway. In November 2017, the Company sold a 30.13% interest in 1515 Broadway to affiliates of Allianz Real Estate. The sale did not meet the criteria for sale accounting and as a result the property was accounted for under the profit sharing method. The Company achieved sale accounting upon adoption of ASC 610-20 in January 2018 and closed on the sale of an additional 12.87% interest in the property to Allianz in February 2018. See Note 6, "Investments in Unconsolidated Joint Ventures.".

In December 2017, 2016 and 2015, the Company declared quarterly distributions per share of $0.8125, $0.775 and $0.72, respectively. These distributions were paid in January 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the Operating Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Operating Partnership's auditor since 2010.
New York, New York
February 23, 2018

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2017	December 31, 2016
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,357,051	$3,309,710
Building and improvements	6,351,012	7,948,852
Building leasehold and improvements	1,450,614	1,437,325
Property under capital lease	47,445	47,445
	10,206,122	12,743,332
Less: accumulated depreciation	(2,300,116)	(2,264,694)
	7,906,006	10,478,638
Assets held for sale	338,354	—
Cash and cash equivalents	127,888	279,443
Restricted cash	122,138	90,524
Investments in marketable securities	28,579	85,110
Tenant and other receivables, net of allowance of $18,637 and $16,592 in 2017 and 2016, respectively	57,644	53,772
Related party receivables	23,039	15,856
Deferred rents receivable, net of allowance of $17,207 and $25,203 in 2017 and 2016, respectively	365,337	442,179
Debt and preferred equity investments, net of discounts and deferred origination fees of $25,507 and $16,705 in 2017 and 2016, respectively	2,114,041	1,640,412
Investments in unconsolidated joint ventures	2,362,989	1,890,186
Deferred costs, net	226,201	267,600
Other assets	310,688	614,067
Total assets (1)	$13,982,904	$15,857,787
Liabilities
Mortgages and other loans payable, net	$2,837,282	$4,073,830
Revolving credit facility, net	30,336	—
Unsecured term loans, net	1,491,575	1,179,521
Unsecured notes, net	1,395,939	1,128,315
Accrued interest payable	38,142	36,052
Other liabilities	188,005	206,238
Accounts payable and accrued expenses	137,142	190,583
Deferred revenue	208,119	217,955
Capital lease obligations	42,843	42,132
Deferred land leases payable	3,239	2,583
Dividend and distributions payable	85,138	87,271
Security deposits	67,927	66,504
Liabilities related to assets held for sale	4,074	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,629,761	7,330,984
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,453 and 4,364 limited partner common units outstanding at December 31, 2017 and 2016, respectively)	461,954	473,882
Preferred units	301,735	302,010

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2017	December 31, 2016
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2017 and 2016	221,932	221,932
SL Green partners' capital (973 and 1,049 general partner common units, and 91,831 and 99,513 limited partner common units outstanding at December 31, 2017 and 2016, respectively)	5,984,557	7,080,406
Accumulated other comprehensive income	18,604	22,137
Total SLGOP partners' capital	6,225,093	7,324,475
Noncontrolling interests in other partnerships	364,361	426,436
Total capital	6,589,454	7,750,911
Total liabilities and capital	$13,982,904	$15,857,787

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $398.0 million and $412.3 million of land, $1.4 billion and $1.5 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $330.9 million and $327.2 million of accumulated depreciation, $221.0 million and $226.8 million of other assets included in other line items, $628.9 million and $621.8 million of real estate debt, net, $2.5 million and $2.2 million of accrued interest payable, $42.8 million and $42.1 million of capital lease obligations, and $56.8 million and $72.2 million of other liabilities included in other line items as of December 31, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental revenue, net	$1,100,993	$1,323,767	$1,245,981
Escalation and reimbursement	172,939	196,858	178,512
Investment income	193,871	213,008	181,128
Other income	43,670	130,348	57,208
Total revenues	1,511,473	1,863,981	1,662,829
Expenses
Operating expenses, including $21,400 in 2017, $21,890 in 2016, $20,071 in 2015 of related party expenses	293,364	312,859	301,624
Real estate taxes	244,323	248,388	232,702
Ground rent	33,231	33,261	32,834
Interest expense, net of interest income	257,045	321,199	323,870
Amortization of deferred financing costs	16,498	24,564	27,348
Depreciation and amortization	403,320	821,041	560,887
Transaction related costs	(1,834)	7,528	11,430
Marketing, general and administrative	100,498	99,759	94,873
Total expenses	1,346,445	1,868,599	1,585,568
Income (loss) from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, gain (loss) on sale of marketable securities and loss on early extinguishment of debt	165,028	(4,618)	77,261
Equity in net income from unconsolidated joint ventures	21,892	11,874	13,028
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	16,166	44,009	15,844
Purchase price fair value adjustment	—	—	40,078
Gain on sale of real estate, net	73,241	238,116	175,974
Depreciable real estate reserves	(178,520)	(10,387)	(19,226)
Gain (loss) on sale of investment in marketable securities	3,262	(83)	—
Loss on early extinguishment of debt	—	—	(49)
Income from continuing operations	101,069	278,911	302,910
Net income from discontinued operations	—	—	427
Gain on sale of discontinued operations	—	—	14,122
Net income	101,069	278,911	317,459
Net (income) loss attributable to noncontrolling interests in other partnerships	15,701	(7,644)	(15,843)
Preferred unit distributions	(11,401)	(11,235)	(6,967)
Net income attributable to SLGOP	105,369	260,032	294,649
Preferred stock redemption costs	—	—	—
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,952)
Net income attributable to SLGOP common unitholders	$90,419	$245,082	$279,697

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2017	2016	2015
Amounts attributable to SLGOP common unitholders:
Income (loss) from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$179,532	$(26,656)	$52,478
Purchase price fair value adjustment	—	—	40,078
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	16,166	44,009	15,844
Net income from discontinued operations	—	—	427
Gain on sale of discontinued operations	—	—	14,122
Gain on sale of real estate, net	73,241	238,116	175,974
Depreciable real estate reserves	(178,520)	(10,387)	(19,226)
Net income attributable to SLGOP common unitholders	$90,419	$245,082	$279,697

Basic earnings per unit:
Income (loss) from continuing operations before gains on sale and discontinued operations	$1.74	$(0.26)	$0.51
Purchase price fair value adjustment	—	—	0.39
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.16	0.42	0.15
Net income from discontinued operations	—	—	—
Gain on sale of discontinued operations	—	—	0.14
Gain on sale of real estate, net	0.71	2.29	1.71
Depreciable real estate reserves	(1.73)	(0.10)	(0.19)
Net income attributable to SLGOP common unitholders	$0.88	$2.35	$2.71
Diluted earnings per unit:
Income (loss) from continuing operations before gains on sale and discontinued operations	$1.74	$(0.25)	$0.51
Purchase price fair value adjustment	—	—	0.39
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.16	0.42	0.15
Net income from discontinued operations	—	—	—
Gain on sale of discontinued operations	—	—	0.14
Gain on sale of real estate, net	0.71	2.27	1.70
Depreciable real estate reserves	(1.74)	(0.10)	(0.19)
Net income attributable to SLGOP common unitholders	$0.87	$2.34	$2.70
Basic weighted average common units outstanding	103,127	104,508	103,244
Diluted weighted average common units and common unit equivalents outstanding	103,403	104,881	103,734

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$101,069	$278,911	$317,459
Other comprehensive income:
Change in net unrealized gain (loss) on derivative instruments, including SLGOP's share of joint venture net unrealized gain (loss) on derivative instruments	1,040	28,508	(1,229)
Change in unrealized gain on marketable securities	(4,667)	3,677	(607)
Other comprehensive (loss) income	(3,627)	32,185	(1,836)
Comprehensive income	97,442	311,096	315,623
Net loss (income) attributable to noncontrolling interests	15,701	(7,644)	(15,843)
Other comprehensive income (loss) attributable noncontrolling interests	94	(1,299)	67
Comprehensive income attributable to SLGOP	$113,237	$302,153	$299,847

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2014	$221,932	97,325	$6,722,422	$(6,980)	$521,842	$7,459,216
Net income			284,084		15,843	299,927
Acquisition of subsidiary interest from noncontrolling interest			(9,566)		(11,084)	(20,650)
Other comprehensive (loss)				(1,769)		(1,769)
Preferred distributions			(14,952)			(14,952)
Conversion of common units		483	55,697			55,697
DRSPP proceeds		776	99,555			99,555
Reallocation of capital account relating to sale					(10,143)	(10,143)
Reallocation of noncontrolling interests in the operating partnership			20,915			20,915
Deferred compensation plan and stock award, net		168	(2,982)			(2,982)
Amortization of deferred compensation plan			26,721			26,721
Contribution to consolidated joint venture interests					35,178	35,178
Contributions - net proceeds from common stock offering		1,007	126,989			126,989
Contributions - proceeds from stock options exercised		217	16,362			16,362
Cash distributions to noncontrolling interests					(119,784)	(119,784)
Cash distributions declared ($2.52 per common unit, none of which represented a return of capital for federal income tax purposes)			(250,963)			(250,963)
Balance at December 31, 2015	221,932	99,976	7,074,282	(8,749)	431,852	7,719,317
Net income			249,896		7,644	257,540
Other comprehensive income				30,886		30,886
Preferred distributions			(14,950)			(14,950)
DRSPP proceeds		2	277			277
Conversion of common units		295	31,806			31,806
Reallocation of noncontrolling interests in the operating partnership			(4,222)			(4,222)
Deferred compensation plan and stock award, net		96	(1,988)			(1,988)
Amortization of deferred compensation plan			25,890			25,890
Issuance of stock			(40)			(40)
Contribution to consolidated joint venture interests					2,359	2,359
Contributions - proceeds from stock options exercised		193	14,832			14,832
Cash distributions to noncontrolling interests					(15,419)	(15,419)
Cash distributions declared ($2.94 per common unit, none of which represented a return of capital for federal income tax purposes)			(295,377)			(295,377)
Balance at December 31, 2016	221,932	100,562	7,080,406	22,137	426,436	7,750,911
Net income (loss)			101,374		(15,701)	85,673
Other comprehensive loss				(3,533)		(3,533)
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		2	223			223
Conversion of common units		202	21,574			21,574
Reallocation of noncontrolling interest in the Operating Partnership			5,712			5,712
Equity component of repurchased exchangeable senior notes			(109,776)			(109,776)
Deferred compensation plan and stock award, net		87	(2,374)			(2,374)
Amortization of deferred compensation plan			32,161			32,161
Repurchases of common stock		(8,342)	(848,048)			(848,048)
Proceeds from stock options exercised		292	23,314			23,314
Contributions to consolidated joint venture interests					36,275	36,275
Deconsolidation of partially owned entity					(30,203)	(30,203)
Cash distributions to noncontrolling interests					(52,446)	(52,446)
Cash distributions declared ($3.1375 per common share, none of which represented a return of capital for federal income tax purposes)			(305,059)			(305,059)
Balance at December 31, 2017	$221,932	92,803	$5,984,557	$18,604	$364,361	$6,589,454

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$101,069	$278,911	$317,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419,818	845,605	588,238
Equity in net income from unconsolidated joint ventures	(21,892)	(11,874)	(13,028)
Distributions of cumulative earnings from unconsolidated joint ventures	20,309	24,337	40,759
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(16,166)	(44,009)	(15,844)
Purchase price fair value adjustment	—	—	(40,078)
Depreciable real estate reserves	178,520	10,387	19,226
Gain on sale of real estate, net	(73,241)	(238,116)	(175,974)
Gain on sale of discontinued operations	—	—	(14,122)
(Gain) loss on sale of investments in marketable securities	(3,262)	83	—
Loss on early extinguishment of debt	—	—	49
Deferred rents receivable	(38,009)	26,716	(136,924)
Other non-cash adjustments (1)	17,196	(150,913)	(20,671)
Changes in operating assets and liabilities:
Restricted cash—operations	7,147	(10,811)	11,289
Tenant and other receivables	(5,717)	4,780	(6,405)
Related party receivables	(7,209)	(5,183)	1,278
Deferred lease costs	(41,939)	(70,707)	(61,005)
Other assets	(23,068)	9,899	18,501
Accounts payable, accrued expenses and other liabilities and security deposits	(11,790)	(35,628)	8,634
Deferred revenue and land leases payable	46,607	1,237	5,102
Net cash provided by operating activities	548,373	634,714	526,484
Investing Activities
Acquisitions of real estate property	(13,680)	(37,760)	(2,653,311)
Additions to land, buildings and improvements	(335,253)	(411,950)	(406,442)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	(3,499)	92,374	(101,000)
Investments in unconsolidated joint ventures	(389,249)	(84,456)	(161,712)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	319,745	196,211	98,639
Net proceeds from disposition of real estate/joint venture interest	639,682	2,469,719	1,216,785
Proceeds from sale of marketable securities	55,129	6,965	1,426
Purchases of marketable securities	—	(43,341)	(7,769)
Other investments	25,330	7,704	(15,806)
Origination of debt and preferred equity investments	(1,129,970)	(977,413)	(756,939)
Repayments or redemption of debt and preferred equity investments	812,914	904,517	520,218
Net cash (used in) provided by investing activities	(18,851)	2,122,570	(2,265,911)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Financing Activities
Proceeds from mortgages and other loans payable	$870,459	$408,293	$1,849,293
Repayments of mortgages and other loans payable	(902,460)	(1,822,303)	(781,236)
Proceeds from revolving credit facility, term loans and senior unsecured notes	2,784,599	1,325,300	2,515,000
Repayments of revolving credit facility, term loans and senior unsecured notes	(2,276,782)	(2,334,604)	(1,706,007)
Payments of debt extinguishment costs	—	—	—
Proceeds from stock options exercised and DRSPP issuance	23,537	15,109	115,917
Net proceeds from sale of common stock	—	—	124,761
Repurchase of common stock	(806,302)	—	—
Redemption of preferred units	(275)	(3,299)	(200)
Distributions to noncontrolling interests in other partnerships	(52,446)	(15,419)	(119,784)
Contributions from noncontrolling interests in other partnerships	36,275	2,359	12,674
Distributions paid on common and preferred units	(347,809)	(326,750)	(267,088)
Other obligations related to mortgage loan participations	17,227	59,150	25,000
Deferred loan costs and capitalized lease obligation	(27,100)	(41,076)	(54,913)
Net cash (used in) provided by financing activities	(681,077)	(2,733,240)	1,713,417
Net (decrease) increase in cash and cash equivalents	(151,555)	24,044	(26,010)
Cash and cash equivalents at beginning of year	279,443	255,399	281,409
Cash and cash equivalents at end of period	$127,888	$279,443	$255,399

(1) Included in Other non-cash adjustments is $172.4 million for the year ended December 31, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental cash flow disclosures:
Interest paid	$273,819	$344,295	$345,110
Income taxes paid	$2,448	$2,009	$3,882

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership	25,723	78,495	30,506
Redemption of units in the operating partnership	21,574	31,806	55,697
Derivative instruments at fair value	4,397	31,826	1,816
Exchange of debt investment for equity in joint venture	—	68,581	10,151
Acquisition of subsidiary interest from noncontrolling interest	—	—	20,630
Issuance of common stock relating to the real estate acquisition	—	—	2,228
Issuance of preferred units relating to the real estate acquisition	—	22,793	211,601
Tenant improvements and capital expenditures payable	6,667	15,972	7,755
Fair value adjustment to noncontrolling interest in the operating partnership	5,712	4,222	20,915
Assumption of mortgage loan	—	—	112,795
Capital lease assets	—	—	20,000
Reclassification of development costs from other assets to real estate	—	—	47,519
Deconsolidation of a subsidiary (1)	695,204	1,226,425	27,435
Transfer of assets to assets held for sale	611,809	2,048,376	34,981
Transfer of liabilities related to assets held for sale	5,364	1,677,528	29,000
Consolidation of real estate investment	—	—	158,566
Removal of fully depreciated commercial real estate properties	15,488	31,474	241,910
Issuance of SLG's common stock to a consolidated joint venture	—	114,049	10,000

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Contribution to consolidated joint venture by noncontrolling interest	—	—	22,504
Share repurchase payable	41,746	—	—

(1) $366.6 million of the 2017 amount relates to 1515 Broadway. In November 2017, the Company sold a 30.13% interest in 1515 Broadway to affiliates of Allianz Real Estate. The sale did not meet the criteria for sale accounting and as a result the property was accounted for under the profit sharing method. The Company achieved sale accounting upon adoption of ASC 610-20 in January 2018 and closed on the sale of an additional 12.87% interest in the property to Allianz in February 2018. See Note 6, "Investments in Unconsolidated Joint Ventures.".

In December 2017, 2016 and 2015, SLGOP declared quarterly distributions per common unit of $0.8125, $0.775 and $0.72, respectively. These distributions were paid in January 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2017

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2017, noncontrolling investors held, in the aggregate, a 4.58% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of December 31, 2017, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	23	(2)	14,304,606	9	10,356,864	32	24,661,470	93.9%
	Retail	4	(3)	302,583	9	347,970	13	650,553	94.5%
	Development/Redevelopment	7		158,985	4	770,514	11	929,499	63.8%
	Fee Interest	1		176,530	1	—	2	176,530	100.0%
		35		14,942,704	23	11,475,348	58	26,418,052	92.9%
Suburban	Office	20	(4)	3,013,200	2	640,000	22	3,653,200	84.0%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	100.0%
		22		3,066,200	3	640,000	25	3,706,200	84.3%
Total commercial properties		57		18,008,904	26	12,115,348	83	30,124,252	91.8%
Residential:
Manhattan	Residential	3	(3)	472,105	12	2,656,856	15	3,128,961	87.6%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	12	2,656,856	15	3,128,961	87.6%
Total portfolio		60		18,481,009	38	14,772,204	98	33,253,213	91.4%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes the property at 600 Lexington Avenue in New York, New York which is classified as held for sale at December 31, 2017.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

(3)
As of December 31, 2017, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(4)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which are classified as held for sale at December 31, 2017.
As of December 31, 2017, we also managed an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.3 billion, including $0.2 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
In January 2018, the partnership agreement for our investment in the property at 919 Third Avenue was modified resulting in our partner now having substantive participating rights in the venture. As a result the investment will no longer be deemed a VIE and our investment in the property will be deconsolidated as of January 1, 2018. The Company will record its non-controlling interest at fair value. This fair value will be allocated to the assets and liabilities, including identified intangibles. Under this methodology, the leases are ascribed an in-place lease intangible value as well as an above or below market lease intangible value which will be amortized over the remaining term of the associated leases.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

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
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their respective fair values on the acquisition date. When we acquire our partner's equity interest in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment's purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of operations. See Note 3, "Property Acquisitions."
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2017, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 6.0 years, 23.3 years, and 16.3 years, respectively.
We incur a variety of costs in the development and leasing of our properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
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
Depreciation expense (including amortization of capital lease assets) totaled $365.3 million, $783.5 million, and $523.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.
We also evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded. See Note 4, "Properties Held for Sale and Dispositions."
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of December 31, 2017, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At December 31, 2017 and 2016, we held the following marketable securities (in thousands):

	December 31,
	2017	2016
Equity marketable securities	$—	$48,315
Commercial mortgage-backed securities	28,579	36,795
Total marketable securities available-for-sale	$28,579	$85,110
The cost basis of the commercial mortgage-backed securities was $27.5 million and $36.0 million at December 31, 2017 and 2016, respectively. These securities mature at various times through 2035. We held no equity marketable securities as of December 31, 2017. The cost basis of the equity marketable securities was $43.3 million at December 31, 2016.
During the year ended December 31, 2017, we disposed of marketable securities for aggregate net proceeds of $55.1 million and realized a gain of $3.3 million, which is included in gain (loss) on sale of investment in marketable securities on the consolidated statements of operations.
During the year ended December 31, 2016, we disposed of marketable securities for aggregate net proceeds of $7.0 million and realized a loss of $0.1 million, which is included in gain (loss) on sale of investment in marketable securities on the consolidated statements of operations.
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
December 31, 2017

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
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2017.
We may originate loans for real estate acquisition, development and construction, where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with the accounting for our debt and preferred equity investments.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to execute operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2017, 2016 and 2015, $16.4 million, $15.4 million, and $15.4 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
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
December 31, 2017

building services or for services which are provided outside normal business hours. These escalations are based on actual expenses incurred in the prior calendar year. If the expenses in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.
We recognized $20.3 million, $196.2 million, and $38.7 million of rental revenue for the years ended December 31, 2017, 2016, and 2015 respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. Included in rental revenue for the year ended December 31, 2016 is $172.4 million related to the amortization of below-market leases at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.
We recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $0.8 million, $2.8 million, and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Identified intangible assets (included in other assets):
Gross amount	$325,880	$651,099
Accumulated amortization	(277,038)	(410,930)
Net(1)	$48,842	$240,169
Identified intangible liabilities (included in deferred revenue):
Gross amount	$540,283	$655,930
Accumulated amortization	(402,583)	(464,749)
Net(1)	$137,700	$191,181

(1)	As of December 31, 2017, $13.9 million net intangible assets and $4.1 million net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.

The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2018	$(13,853)
2019	(13,250)
2020	(12,432)
2021	(3,950)
2022	(3,647)
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2018	$9,700
2019	7,716
2020	6,783
2021	3,927
2022	2,365
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
December 31, 2017

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
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as an adjustment to interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cash flows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the years ended December 31, 2017, 2016, and 2015.
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
December 31, 2017

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
Transaction Costs
In January 2017, we adopted ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which changed how we account for transaction costs. Prior to January 2017, transaction costs were expensed as incurred. Starting in January 2017, transaction costs for asset acquisitions are capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value and transaction costs for business combinations or costs incurred on potential transactions which are not consummated are expensed as incurred.
Income Taxes
SL Green is taxed as a REIT under Section 856(c) of the Code. As a REIT, SL Green generally is not subject to Federal income tax. To maintain its qualification as a REIT, SL Green must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If SL Green fails to qualify as a REIT in any taxable year, SL Green will be subject to Federal income tax on its taxable income at regular corporate rates. SL Green may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.
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
During the years ended December 31, 2017, 2016 and 2015, we recorded Federal, state and local tax provisions of $4.3 million, $2.8 million, and $3.1 million, respectively. For the year ended December 31, 2017, the Company paid distributions on its common stock of $3.10 per share which represented $1.24 per share of ordinary income and $1.86 per share of capital gains. For the year ended December 31, 2016, the Company paid distributions on its common stock of $2.88 per share which represented $2.48 per share of ordinary income, and $0.40 per share of capital gains. For the year ended December 31, 2015, the Company

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

paid distributions on its common stock of $2.40 per share which represented $0.00 per share of ordinary income and $2.40 per share of capital gains.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the ‘‘Tax Act’’) was signed into law and makes substantial changes to the Code. Many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. The Tax Act did not have a material impact on our financial statements for the year ended December, 31, 2017.
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
Compensation cost for stock options, if any, is recognized over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of the Company's common stock on either the grant date or the date immediately preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.
For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date the compensation committee of our board of directors authorizes the award, adopts any relevant performance measures and communicates the award to the employees. For programs with awards that vest based on the achievement of a performance condition or market condition, we determine whether it is probable that the performance condition will be met, and estimate compensation cost based on the fair value of the award at the applicable award date estimated using a binomial model or market quotes. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of the Company's common stock, at the current quoted market price, from certain key employees to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.
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
December 31, 2017

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
We use a variety of conventional derivative products. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Credit Suisse Securities (USA), Inc., who accounts for 8.0% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at December 31, 2017. For the year ended December 31, 2017, 7.1%, 7.1%, 7.0%, 6.0%, and 5.6% of our annualized cash rent for consolidated properties was attributable to 11 Madison Avenue, 1185 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue, and One Madison Avenue, respectively. Annualized cash rent for all other consolidated properties was below 5.0%.
For the year ended December 31, 2016, 8.8%, 6.9%, 6.1%, 5.9%, and 5.6% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 1185 Avenue of the Americas, 11 Madison Avenue, 420 Lexington Avenue, and One Madison Avenue, respectively. For the year ended December 31, 2015, 8.9%, 8.2%, 6.6%, 6.5%, and 5.6% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 388-390 Greenwich Street, 1185 Avenue of the Americas, 11 Madison Avenue, and 420 Lexington Avenue, respectively.
As of December 31, 2017, 68.4% of our work force is covered by six collective bargaining agreements and 55.0% of our work force, which services substantially all of our properties, is covered by a collective bargaining agreement, which expires in December 2019. Approximately 8.8% of our work force is covered by a collective bargaining agreement which expires in December 2018. See Note 19, "Benefits Plans."
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. The Company adopted the guidance on the issuance date effective January 5, 2017. The Company expects that most of its real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.
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
December 31, 2017

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
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by a lessor is largely unchanged from that applied under the previous standard. One of the potential impacts on the Company may be the presentation and disclosure in the financial statements of non-lease components such as charges to tenants for a building’s operating expenses. As currently written, the guidance would require that the non-lease components be presented separately from the lease components in both the Consolidated Statements of Operations and Consolidated Balance Sheets. In January 2018, the FASB issued an exposure draft, Leases (Topic 842) Targeted Improvements, which would provide lessors with a practical expedient to not separate non-lease components from the related lease component under certain conditions. We anticipate the majority of our leases would qualify for the practical expedient. We expect this guidance to be finalized in 2018 and, as a result, we would adopt the practical expedient. Another impact is the measurement and presentation of ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. The Company is currently quantifying these impacts. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance January 1, 2019 and will apply the modified retrospective approach.
In January 2016, the FASB issued ASU 2016-01 (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value through earnings to record changes in instruments-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, use the exit price notion when measuring an instrument’s fair value for disclosure and to separately present financial assets and liabilities by measurement category and form of instrument on the balance sheet or in the notes to the financial statements. The guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company has not yet adopted this new guidance and does not expect a material impact on the Company’s consolidated financial statements when the new standard is implemented.
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
December 31, 2017

recognize revenue over time on these contracts because the customer simultaneously receives and consumes the benefits provided by our performance. Thus, the analysis of our contracts under the new revenue recognition standard is consistent with our current revenue recognition model.
In February 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-05 to clarify the scope of asset derecognition guidance in Subtopic 610-20, which also provided guidance on accounting for partial sales of nonfinancial assets.  Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09.  The Company will adopt this guidance January 1, 2018, and apply the modified retrospective approach.    Additionally, the Company will elect to adopt the practical expedient under ASC 606, Revenue from Contracts with Customers, which allows an entity to apply the guidance to only to contracts with non-customers that are open based on the ASU 360-20, Real Estate Sales, (i.e. failed sales) as of the adoption date.   The Company had one open contract in 2017 with a non-customer that will be evaluated under ASC 610-20.  The Company entered into an agreement to sell a portion of their interest in an entity that held a controlling interest in the property at 1515 Broadway.  Upon execution of the agreement in 2017, the transaction was evaluated under ASC 360-20, Real Estate Sales, and did not meet the criteria for sale accounting.  Upon adoption of ASC 606, this contract will have met the criteria for sale accounting under ASC 610-20 and will be recorded in the first quarter of 2018 as an adjustment to beginning retained earnings. Through the sale, the Company no longer retains a controlling interest, as defined in ASC 810, Consolidation, and the impact of this adjustment will be a gain of $0.6 billion from the sale of the partial interest and related step-up in basis to fair value of the non-controlling interest retained.  The Company will use the purchase price paid by the third party as an indicator of fair value. This purchase price will be allocated to the assets and liabilities, including identified intangibles.  Under this methodology the leases are ascribed an in-place lease intangible value as well as an above or below market lease intangible value which will be amortized over the remaining term of the associated leases.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

3. Property Acquisitions
2017 Acquisitions
During the year ended December 31, 2017, we did not acquire any properties from a third party.
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
December 31, 2017

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

For business combinations achieved in stages, the acquisition-date fair value of our equity interest in a property immediately before the acquisition date is determined based on estimated cash flow projections that utilize available market information and discount and capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquisition-date fair value of the equity interest in 600 Lexington Avenue, which was acquired in 2015, immediately before the acquisition date and the resulting purchase price fair value adjustment, as determined in accordance with the methodology set out in the prior sentence, are as follows (in thousands):

600 Lexington Avenue
Contract purchase price	$284,000
Net consideration funded by us at closing, excluding consideration financed by debt	(79,085)
Debt assumed	(112,795)
Fair value of retained equity interest	92,120
Equity and/or debt investment held	(54,575)
Other(1)	2,533
Purchase price fair value adjustment	$40,078

(1)	Includes the acceleration of a deferred leasing commission from the joint venture to the Company.
Pro Forma Unaudited
The following table summarizes, on an unaudited pro forma basis, the results of operations of 11 Madison Avenue, which are included in the consolidated results of operations for year ended December 31, 2015 as though the acquisition of 11 Madison Avenue was completed on January 1, 2015. The supplemental pro forma data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

(in thousands, except per share/unit amounts)
Actual revenues since acquisition	$29,865
Actual net income since acquisition	159
Pro forma revenues	1,657,937
Pro forma income from continuing operations (1)	102,440
Pro forma basic earnings per share	$0.76
Pro forma diluted earnings per share	$0.75
Pro forma basic earnings per unit	$0.76
Pro forma diluted earnings per unit	$0.75

(1)
The pro forma income from continuing operations for the year ended December 31, 2015 includes the effect of the incremental borrowings, including a $1.4 billion, 10-year, interest only, fixed rate mortgage financing carrying a per annum stated interest rate of 3.838% to complete the acquisition and the preliminary allocation of purchase price.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of December 31, 2017, 600 Lexington Avenue in Manhattan, 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York were classified as held for sale. During the fourth quarter of 2017, we entered into an agreement to sell the property at 600 Lexington Avenue for a gross asset valuation of $305.0 million. We closed on the sale of 600 Lexington Avenue in January 2018.
During the fourth quarter of 2017, the Company recorded a charge of $17.8 million in connection with the reclassification of 115-117 Stevens Avenue to held for sale, and a charge of $69.1 million in connection with the reclassification of 1-6 International Drive to held for sale. These charges are included in depreciable real estate reserves in the consolidated statement of operations.
The Company classified 16 Court Street in Brooklyn, New York and 125 Chubb Way in Lyndhurst, New Jersey as held for sale as of September 30, 2017; 125 Chubb Way in Lyndhurst, New Jersey and the properties at 680-750 Washington Boulevard in Stamford, Connecticut as held for sale as of June 30, 2017; and 520 White Plains Road in Tarrytown, NY and a 90% interest in 102 Greene Street in New York, NY as held for sale as of March 31, 2017.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2017, 2016, and 2015:

Property	Disposition Date	Property Type	(unaudited) Approximate Usable Square Feet	Sales Price(1) (in millions)	Gain (Loss) on Sale(2) (in millions)
1515 Broadway (3)	December 2017	Office	1,750,000	$1,950.0	$—
125 Chubb Way (4)	October 2017	Office	278,000	29.5	(26.1)
16 Court Street	October 2017	Office	317,600	171.0	64.9
680-750 Washington Boulevard (5)	July 2017	Office	325,000	97.0	(44.2)
520 White Plains Road (6)	April 2017	Office	180,000	21.0	(14.6)
102 Greene Street (7)	April 2017	Retail	9,200	43.5	4.9
400 East 57th Street	October 2016	Residential	290,482	83.3	23.9
11 Madison Avenue (8)	August 2016	Office	2,314,000	2,605.0	3.6
500 West Putnam (9)	July 2016	Office	121,500	41.0	(10.4)
388 Greenwich	June 2016	Office	2,635,000	2,002.3	206.5
7 International Drive	May 2016	Land	31 Acres	20.0	(6.9)
248-252 Bedford Avenue	February 2016	Residential	66,611	55.0	15.3
885 Third Avenue (10)	February 2016	Land	607,000	453.0	(8.8)
140-150 Grand Street (11)	December 2015	Office/Development	215,100	32.0	(20.1)
570 & 574 Fifth Avenue	December 2015	Development	24,327	125.4	24.6
120 West 45th Street	September 2015	Office	440,000	365.0	58.6
131-137 Spring Street (12)	August 2015	Office	68,342	277.8	101.1
180 Maiden Lane	January 2015	Office	1,090,000	470.0	17.0

(1)	Sales price represents the actual sales price for an entire property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 16 Court Street, 102 Greene Street, 400 East 57th Street, 11 Madison Avenue, 388 Greenwich, 248-252 Bedford Avenue, 570 & 574 Fifth Avenue, 120 West 45th Street, 131-137 Spring Street, and 180 Maiden Lane are net of $2.5 million, $0.9 million, $1.0 million, $0.6 million, $1.6 million, $1.3 million, $4.0 million, $2.0 million, $4.1 million, and $0.8 million in employee compensation accrued in connection with the realization of these investment gains. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)
In November 2017, the Company sold a 30.13% interest in 1515 Broadway to affiliates of Allianz Real Estate. The sale did not meet the criteria for sale accounting and as a result the property was accounted for under the profit sharing method. The Company achieved sale accounting upon adoption of ASC 610-20 in January 2018 and closed on the sale of an additional 12.87% interest in the property to Allianz in February 2018. See Note 6, "Investments in Unconsolidated Joint Ventures."

(4)	The Company recorded a $26.1 million charge in 2017 that is included in depreciable real estate reserves in the consolidated statement of operations.

(5)	The Company recorded a $44.2 million charge in 2017 that is included in depreciable real estate reserves in the consolidated statement of operations.

(6)	The Company recorded a $14.6 million charge in 2017 that is included in depreciable real estate reserves in the consolidated statement of operations.

(7)	In April 2017, we closed on the sale of a 90% interest 102 Greene Street and had subsequently accounted for our interest in the property as an investment

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

in unconsolidated joint ventures. We sold the remaining 10% interest in September 2017. See Note 6, "Investments in Unconsolidated Joint Ventures."

(8)
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

(9)	The Company recorded a $10.4 million charge in 2016 that is included in depreciable real estate reserves in the consolidated statement of operations

(10)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting and as a result the property remained on our consolidated financial statements until the criteria was met in April 2017.

(11)	The Company recorded a $19.2 million charge in 2015 that is included in depreciable real estate reserves in the consolidated statement of operations.

(12)
We sold an 80% interest in 131-137 Spring Street and have subsequently accounted for our interest in the properties as an investment in unconsolidated joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."

Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015 which raised the threshold for disposals to qualify as discontinued operations to include only dispositions that represent a strategic shift in an entity’s operations. The guidance was applied prospectively for new disposals. Since adoption no disposals have been deemed to represent strategic shifts in the Company's operations and as a result, the results of operations of all disposals are included in continuing operations for all periods presented. Discontinued operations includes the results of operations of 180 Maiden Lane which was held for sale at December 31, 2014 and sold in January 2015.
The following table summarizes net income from discontinued operations for the years ended December 31, 2017, 2016, and 2015 respectively (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental revenue	$—	$—	$236
Escalation and reimbursement revenues	—	—	(127)
Other income	—	—	—
Total revenues	—	—	109
Operating expenses	—	—	(631)
Real estate taxes	—	—	250
Ground rent	—	—	—
Transaction related costs	—	—	(49)
Interest expense, net of interest income	—	—	109
Amortization of deferred financing costs	—	—	3
Depreciation and amortization	—	—	—
Total expenses	—	—	(318)
Net income from discontinued operations	$—	$—	$427
5. Debt and Preferred Equity Investments
Below is the rollforward analysis of the activity relating to our debt and preferred equity investments as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Balance at beginning of period (1)	$1,640,412	$1,670,020
Debt investment originations/accretion (2)	1,142,591	1,009,176
Preferred Equity investment originations/accretion (2)	144,456	5,698
Redemptions/sales/syndications/amortization (3)	(813,418)	(1,044,482)
Balance at end of period (1)	$2,114,041	$1,640,412

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Debt Investments
As of December 31, 2017 and 2016, we held the following debt investments with an aggregate weighted average current yield of 9.31%, excluding our investment in Two Herald Square, at December 31, 2017 (in thousands):

Loan Type	December 31, 2017 Future Funding Obligations	December 31, 2017 Senior Financing	December 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Jr. Mortgage Loan(3)	$—	$—	$250,464	$—	April 2017
Mortgage Loan(4)	—	—	26,366	26,311	February 2019
Mortgage Loan	—	—	239	380	August 2019
Mezzanine Loan(5a)	—	1,160,000	204,005	—	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,913	—	April 2022
Mezzanine Loan	—	86,976	12,699	12,692	November 2023
Mezzanine Loan(5b)	—	115,000	12,932	12,925	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,657,500	55,250	—	June 2027
Mezzanine Loan(6)	—	—	—	66,129
Jr. Mortgage Participation/Mezzanine Loan (7)	—	—	—	193,422
Total fixed rate	$—	$3,616,476	$635,368	$360,359
Floating Rate Investments:
Mezzanine Loan(5c)(8)	$795	$—	$15,148	$15,051	March 2018
Mezzanine Loan	—	40,000	19,982	19,913	April 2018
Jr. Mortgage Participation	—	94,546	34,947	34,844	April 2018
Mezzanine Loan	523	20,523	10,934	10,863	August 2018
Mortgage/Mezzanine Loan	—	—	19,940	19,840	August 2018
Mortgage Loan	—	65,000	14,955	14,880	August 2018
Mortgage/Mezzanine Loan(9)	—	—	16,969	16,960	September 2018
Mezzanine Loan	—	37,500	14,855	14,648	September 2018
Mortgage/Mezzanine Loan(10)	391	—	23,609	20,423	October 2018
Mezzanine Loan	2,325	45,025	34,879	34,502	October 2018
Mezzanine Loan	—	335,000	74,755	74,476	November 2018
Mezzanine Loan(5d)(8)	—	85,000	15,381	15,141	December 2018
Mezzanine Loan(5e)(8)	—	65,000	14,869	14,656	December 2018
Mezzanine Loan	—	33,000	26,927	26,850	December 2018
Mezzanine Loan	—	175,000	59,723	56,114	December 2018
Mezzanine Loan	—	45,000	12,174	12,104	January 2019
Mortgage/Mezzanine Loan (5f)	26,284	—	162,553	—	January 2019
Mezzanine Loan	5,372	25,289	8,550	5,410	January 2019
Mezzanine Loan	—	38,000	21,939	21,891	March 2019
Mezzanine Loan	11	174,947	37,250	—	April 2019
Mezzanine Loan	—	265,000	24,830	24,707	April 2019
Mortgage/Jr. Mortgage Participation Loan	27,617	199,733	71,832	65,554	August 2019

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Loan Type	December 31, 2017 Future Funding Obligations	December 31, 2017 Senior Financing	December 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	2,034	189,829	37,851	37,322	September 2019
Mortgage/Mezzanine Loan	36,391	—	143,919	111,819	September 2019
Mezzanine Loan	—	350,000	34,737	—	October 2019
Mortgage/Mezzanine Loan	25,643	—	43,845	33,682	January 2020
Mezzanine Loan(11)	3,621	555,379	75,834	125,911	January 2020
Mezzanine Loan	6,913	34,337	11,259	—	July 2020
Mezzanine Loan(12)	51,494	310,654	75,428	63,137	November 2020
Mortgage and Mezzanine Loan	42,510	—	88,989	—	December 2020
Mortgage and Mezzanine Loan	—	—	35,152	—	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,635	15,606	July 2021
Mezzanine Loan	—	280,000	34,600	—	August 2022
Mortgage/Mezzanine Loan(13)	—	—	—	29,998
Mezzanine Loan(14)	—	—	—	64,505
Mezzanine Loan(15)	—	—	—	15,369
Mortgage/Mezzanine Loan(6)	—	—	—	32,847
Mortgage/Mezzanine Loan(6)	—	—	—	22,959
Mezzanine Loan(16)	—	—	—	14,957
Mortgage/Mezzanine Loan(17)	—	—	—	145,239
Total floating rate	$231,924	$3,523,762	$1,334,250	$1,232,178
Total	$231,924	$7,140,238	$1,969,618	$1,592,537

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
These loans were purchased at par in April and May 2017 and were in maturity default at the time of acquisition. At the time the loans were purchased, the Company expected to collect all contractually required payments, including interest. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. No impairment was recorded as the Company believes that the fair value of the property exceeds the carrying amount of the loans. The loans had an outstanding balance, including accrued interest, of $259.3 million at the time that they were put on non-accrual status.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition, is currently on non-accrual status and has no carrying value.

(5)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.2 million, (b) $12.0 million, (c) $5.1 million (d) $14.6 million, (e) $14.1 million, and (f) $21.2 million.

(6)	This loan was repaid in June 2017.

(7)	This loan was repaid in March 2017.

(8)	This loan was extended in December 2017.

(9)	This loan was extended in August 2017.

(10)	This loan was extended in September 2017.

(11)	$66.1 million of outstanding principal was syndicated in February 2017.

(12)	This loan was extended in November 2017.

(13)	This loan was repaid in December 2017.

(14)	This loan was repaid in November 2017.

(15)	This loan was repaid in September 2017.

(16)	This loan was contributed to a joint venture in May 2017.

(17)	This loan was repaid in January 2017.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Preferred Equity Investments
As of December 31, 2017 and 2016, we held the following preferred equity investments with an aggregate weighted average current yield of 6.99% at December 31, 2017 (in thousands):

Type	December 31, 2017 Future Funding Obligations	December 31, 2017 Senior Financing	December 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity(3)	$—	$272,000	$144,423	$—	April 2021
Preferred Equity(4)	—	—	—	9,982
Preferred Equity(5)	—	—	—	37,893
	$—	$272,000	$144,423	$47,875

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

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

(4)	This investment was redeemed in May 2017.

(5)	This investment was redeemed in April 2017.
The following table is a rollforward of our total loan loss reserves at December 31, 2017, 2016 and 2015 (in thousands):

December 31,
	2017	2016	2015
Balance at beginning of year	$—	$—	$—
Expensed	—	—	—
Recoveries	—	—	—
Charge-offs and reclassifications	—	—	—
Balance at end of period	$—	$—	$—
At December 31, 2017, 2016 and 2015, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a mortgage and junior mortgage participation purchased in maturity default in May 2017 and April 2017, respectively, as discussed in subnote 3 of the Debt Investments table above and a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at December 31, 2017 and 2016 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $65.5 million and $99.5 million at December 31, 2017 and 2016, respectively. No financing receivables were 90 days past due at December 31, 2017, with the exception of a mortgage and junior mortgage participation purchased in maturity default in May 2017 and April 2017, respectively, as discussed in subnote 3 of the Debt Investments table above.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2017, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, One Vanderbilt and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $606.2 million as of December 31, 2017. As of December 31, 2016, 650 Fifth Avenue, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, and certain properties within the Stonehenge Portfolio were VIEs in which we were not the primary beneficiary. Our net equity investment in these VIEs was $220.1 million as of December 31, 2016. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2017:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet	Acquisition Date (2)	Acquisition Price(2) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	February 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.87%	56.87%	674,000	April 2007	520,000
Jericho Plaza(3)	Onyx Equities/Credit Suisse	11.67%	11.67%	640,000	April 2007	210,000
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
3 Columbus Circle(4)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(5)	Jeff Sutton	50.00%	50.00%	57,718	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,010	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(6)	Private Investors	32.28%	32.28%	13,069	December 2012	75,000
650 Fifth Avenue(7)	Jeff Sutton	50.00%	50.00%	69,214	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street Brooklyn, New York	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio(8)	Various	Various	Various	1,439,016	February 2015	36,668
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000	August 2016	2,605,000
333 East 22nd Street(9)	Private Investors	33.33%	33.33%	26,926	August 2016	—
400 E 57th Street(10)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482	October 2016	170,000
One Vanderbilt(11)	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—	January 2017	3,310,000
Mezzanine Loan(12)	Private Investors	33.33%	33.33%	—	May 2017	15,000
Worldwide Plaza(13)	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725	October 2017	1,725,000
1515 Broadway(14)	Allianz Real Estate of America	69.87%	69.87%	1,750,000	November 2017	1,950,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2017. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
Acquisition date and price represent the date on which the Company initially acquired an interest in the joint venture and the actual or implied gross purchase price for the joint venture on that date. Acquisition date and price are not adjusted for subsequent acquisitions or dispositions of interest.

(3)
During the fourth quarter of 2017, the Company recorded a $6.6 million charge in connection with this investment. This charge is included in depreciable real estate reserves in the consolidated statement of operations.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

(8)
In March 2017, the Company sold a partial interest in the Stonehenge Portfolio as further described under Sale of Joint Venture Interest of Properties below. In February 2018, the Company, together with its joint venture partner, closed on the sale of one property from the Stonehenge Portfolio.

(9)	The joint venture acquired a leasehold interest in the property in October 2016.

(10)
In October 2016, the Company sold a 49% interest in this property to an investment account managed BlackRock, Inc. The Company's interest in the property was sold within a consolidated joint venture owned 90% by the Company and 10% by Stonehenge. The transaction resulted in the deconsolidation of the venture's remaining 51% interest in the property. The Company's joint venture with Stonehenge remains consolidated resulting in the combined 51% interest being shown within investments in unconsolidated joint ventures on the Company's balance sheet.

(11)
In January 2017, the Company admitted two partners, National Pension Service of Korea and Hines Interest LP, into the One Vanderbilt development project. In April 2017, the criteria for deconsolidation were met, and the development is shown within investments in unconsolidated joint ventures. The partners have committed aggregate equity to the project totaling no less than $525 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 29.0%. At December 31, 2017 the total of the two partners' ownership interests based on equity contributed was 3.48%.

(12)
In May 2017, the Company contributed a mezzanine loan secured by a commercial property in midtown Manhattan to a joint venture and retained a 33.33% interest in the venture. The carrying value is net of $10.0 million that was sold, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting. The loan matures in November 2018.

(13)
In September 2017, the Company and RXR Realty formed a joint venture in which each partner owns a 50% interest. In October 2017, this joint venture purchased a 48.7% interest in the property known as Worldwide Plaza from New York REIT. New York REIT owns the remaining 51.3% with its existing partner.

(14)
In November 2017, the Company sold a 30.13% interest in 1515 Broadway to affiliates of Allianz Real Estate. The sale did not meet the criteria for sale accounting and as a result the property was accounted for under the profit sharing method at December 31, 2017. Under the profit sharing method the Company recognized its share of the operations of the property and also recognized the other partner's share of depreciation. Included in equity in net income from unconsolidated joint ventures is $0.9 million of depreciation for the year ended December 31, 2017 representing the other partner's share of depreciation. The Company achieved sale accounting upon adoption of ASC 610-20 in January 2018 and closed on the sale of an additional 12.87% interest in the property to Allianz in February 2018.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of December 31, 2017 and 2016, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	December 31, 2017	December 31, 2016	Maturity Date
Mezzanine Loan and Preferred Equity	$100,000	$100,000	March 2018
Mezzanine Loan(1)	44,823	45,622	February 2022
Mezzanine Loan(2)	26,716	24,542	July 2036
	$171,539	$170,164

(1)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP.

(2)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.
Sale of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2017, 2016, and 2015:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain (Loss) on Sale (in thousands)(2)
102 Greene Street	10.00%	September 2017	Ownership Interest	$43,500	$283
Stonehenge Portfolio (partial)	Various	March 2017	Ownership Interest	300,000	871
EOP Denver	0.48%	September 2016	Ownership Interest	180,700	300
33 Beekman (3)	45.90%	May 2016	Property	196,000	33,000
EOP Denver	4.79%	March 2016	Ownership Interest	180,700	2,800
7 Renaissance Square	50.00%	March 2016	Property	20,700	4,200
1 Jericho Plaza (4)	66.11%	February 2016	Ownership Interest	95,200	3,300
The Meadows	50.00%	August 2015	Property	121,100	(1,600)
315 West 36th Street	35.50%	September 2015	Ownership Interest	115,000	16,300

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)
Represents the Company's share of the gain or loss. The gain on sale is net of $0, $1.1 million, and $1.2 million of employee compensation accrued in connection with the realization of these investment gains in the years ended December 31, 2017, 2016, and 2015, respectively. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)	In connection with the sale of the property, we also recognized a promote of $10.8 million.

(4)	Our ownership percentage was reduced in the first quarter of 2016, from 77.78% to 11.67%, upon completion of a restructuring of the joint venture.
In May 2017, our investment in a joint venture that owned two mezzanine notes secured by interests in the entity that owns 76 11th Avenue was repaid after the joint venture received repayment of the underlying loans.
In May 2017, we recognized a gain of $13.0 million related to the sale in May 2014 of our ownership interest in 747 Madison Avenue. The sale did not meet the criteria for sale accounting at that time and, therefore, remained on our consolidated financial statements. The sale criteria was met in May of 2017 resulting in recognition of the deferred gain on the sale.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2017 and 2016, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		December 31, 2017	December 31, 2016
Fixed Rate Debt:
521 Fifth Avenue	50.50%	November 2019		3.73%	$170,000	$170,000
717 Fifth Avenue (3)	10.92%	July 2022		4.45%	300,000	300,000
717 Fifth Avenue (3)	10.92%	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (4)	50.00%	October 2022		4.46%	210,000	—
650 Fifth Avenue (4)	50.00%	October 2022		5.45%	65,000	—
21 East 66th Street	32.28%	April 2023		3.60%	12,000	12,000
3 Columbus Circle	48.90%	March 2025		3.61%	350,000	350,000
1515 Broadway	69.87%	March 2025		3.93%	872,528	—
11 Madison Avenue	60.00%	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026		3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026		3.00%	100,000	100,000
Worldwide Plaza	24.35%	November 2027		3.98%	1,200,000	—
Stonehenge Portfolio (5)	Various	Various		4.17%	357,282	362,518
1745 Broadway (6)					—	340,000
Total fixed rate debt					$5,569,138	$3,566,846
Floating Rate Debt:
Jericho Plaza (7)	11.67%	March 2018	L+	4.15%	$81,099	$76,993
724 Fifth Avenue	50.00%	April 2018	L+	2.42%	275,000	275,000
175-225 Third Street Brooklyn, New York	95.00%	June 2018	Prime+	1.00%	40,000	40,000
280 Park Avenue	50.00%	September 2019	L+	1.73%	1,200,000	900,000
121 Greene Street	50.00%	November 2019	L+	1.50%	15,000	15,000
1745 Broadway (8)	56.87%	January 2020	L+	1.85%	345,000	—
10 East 53rd Street	55.00%	February 2020	L+	2.25%	170,000	125,000
131-137 Spring Street	20.00%	August 2020	L+	1.55%	141,000	141,000
1552 Broadway	50.00%	October 2020	L+	2.65%	195,000	185,410
55 West 46th Street (9)	25.00%	November 2020	L+	2.13%	171,444	157,322
11 West 34th Street	30.00%	January 2021	L+	1.45%	23,000	23,000
100 Park Avenue	49.90%	February 2021	L+	1.75%	360,000	360,000
One Vanderbilt (10)	71.01%	September 2021	L+	3.50%	355,535	—

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		December 31, 2017	December 31, 2016
605 West 42nd Street	20.00%	August 2027	L+	1.44%	550,000	539,000
21 East 66th Street	32.28%	June 2033	1 Year Treasury+	2.75%	1,648	1,726
Stonehenge Portfolio	Various	April 2018	L+	1.25%	55,340	65,577
650 Fifth Avenue (11)					—	77,500
Total floating rate debt					$3,979,066	$2,982,528
Total joint venture mortgages and other loans payable					$9,548,204	$6,549,374
Deferred financing costs, net					(136,103)	(95,408)
Total joint venture mortgages and other loans payable, net					$9,412,101	$6,453,966

(1)
Economic interest represents the Company's interests in the joint venture as of December 31, 2017. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures note above.

(2)
Interest rate as of December 31, 2017, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)
In November 2017, we closed on a $65.0 million mezzanine loan with a fixed interest rate of 545 basis points and a maturity date of October 2022. As a result, the $225.0 million mortgage loan was reduced to $210.0 million with a fixed interest rate of 446 basis points. These loans are now comprised of a $210.0 million fixed rate mortgage loan and $65.0 million fixed rate mezzanine loan.

(5)
Amount is comprised of $33.8 million, $137.1 million, $171.6 million, and $14.8 million in fixed-rate mortgages that mature in January 2018, August 2019, June 2024, and February 2027, respectively. In January 2018, the fixed-rate mortgage set to mature in January 2018 was refinanced with a $38.0 million mortgage loan with a floating interest rate of 140 basis points over 30-day LIBOR and a maturity date of January 2021.

(6)	In January 2017, this loan was refinanced with a floating rate loan as shown above.

(7)	The property secures a two year $100.0 million loan, of which $81.1 million is currently outstanding.

(8)	This loan has a committed amount of $375.0 million, of which $30.0 million was unfunded as of December 31, 2017.

(9)	This loan has a committed amount of $195.0 million, of which $23.6 million was unfunded as of December 31, 2017.

(10)
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

(11)	In September 2017, this loan was refinanced with a fixed rate loan as shown above.
We act as the operating partner and day-to-day manager for all our joint ventures, except for Worldwide Plaza, 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 175-225 Third Street, 605 West 42nd Street, 400 East 57th Street, and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $22.6 million, $4.0 million and $3.4 million from these services, net of our ownership share of the joint ventures, for the years ended December 31, 2017, 2016, and 2015, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at December 31, 2017 and 2016, are as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

	December 31, 2017	December 31, 2016
Assets
Commercial real estate property, net	$12,822,133	$9,131,717
Cash and restricted cash	494,909	328,455
Tenant and other receivables, related party receivables, and deferred rents receivable, net of allowance	349,944	232,778
Debt and preferred equity investments, net	202,539	336,164
Other assets	1,407,806	683,481
Total assets	$15,277,331	$10,712,595
Liabilities and members' equity
Mortgages and other loans payable, net	$9,412,101	$6,453,966
Deferred revenue/gain	985,648	356,414
Other liabilities	411,053	391,500
Members' equity	4,468,529	3,510,715
Total liabilities and members' equity	$15,277,331	$10,712,595
Company's investments in unconsolidated joint ventures	$2,362,989	$1,890,186
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total revenues	$904,230	$712,689	$576,845
Operating expenses	157,610	126,913	106,613
Ground rent	16,794	14,924	14,083
Real estate taxes	142,774	111,673	89,734
Interest expense, net of interest income	250,063	197,741	199,126
Amortization of deferred financing costs	23,026	24,829	13,394
Transaction related costs	146	5,566	615
Depreciation and amortization	279,419	199,011	149,023
Total expenses	$869,832	$680,657	$572,588
Loss on early extinguishment of debt	(7,899)	(1,606)	(1,089)
Net income before gain on sale	$26,499	$30,426	$3,168
Company's equity in net income from unconsolidated joint ventures	$21,892	$11,874	$13,028
7. Deferred Costs
Deferred costs at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred leasing costs	$443,341	$468,971
Less: accumulated amortization	(217,140)	(201,371)
Deferred costs, net	$226,201	$267,600

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at December 31, 2017 and 2016, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)		December 31, 2017	December 31, 2016
Fixed Rate Debt:
Unsecured Loan	June 2018		4.81%	$16,000	$16,000
One Madison Avenue	May 2020		5.91%	486,153	517,806
762 Madison Avenue	February 2022		5.00%	771	7,694
100 Church Street	July 2022		4.68%	217,273	221,446
919 Third Avenue (2)	June 2023		5.12%	500,000	500,000
420 Lexington Avenue	October 2024		3.99%	300,000	300,000
400 East 58th Street (3)	November 2026		3.00%	40,000	40,000
Landmark Square	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027		4.25%	450,000	450,000
1080 Amsterdam (4)	February 2027		3.58%	36,363	—
315 West 33rd Street	February 2027		4.17%	250,000	—
Series J Preferred Units (5)	April 2051		3.75%	4,000	4,000
1515 Broadway (6)				—	888,531
885 Third Avenue (7)				—	267,650
FHLBNY Facility (8)				—	105,000
FHLBNY Facility (8)				—	100,000
Total fixed rate debt				$2,400,560	$3,518,127
Floating Rate Debt:
719 Seventh Avenue (9)	February 2018	L+	3.05%	$41,622	$37,388
183, 187 Broadway & 5-7 Dey Street	May 2018	L+	2.70%	58,000	58,000
2017 Master Repurchase Agreement	June 2018	L+	2.38%	90,809	—
220 East 42nd Street	October 2020	L+	1.60%	275,000	275,000
2016 Master Repurchase Agreement (10)				—	184,642
One Vanderbilt Avenue (11)				—	64,030
1080 Amsterdam (12)				—	3,525
Total floating rate debt				$465,431	$622,585
Total fixed rate and floating rate debt				$2,865,991	$4,140,712
Mortgages reclassed to liabilities related to assets held for sale				—	—
Total mortgages and other loans payable				$2,865,991	$4,140,712
Deferred financing costs, net of amortization				(28,709)	(66,882)
Total mortgages and other loans payable, net				$2,837,282	$4,073,830

(1)
Interest rate as of December 31, 2017, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(2)
We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan. In January 2018, the partnership agreement for our investment in the property at 919 Third Avenue was modified resulting in our partner now having substantive participating rights in the venture. As a result the investment will no longer be deemed a VIE and our investment in the property will be deconsolidated as of January 1, 2018.

(3)	The loan carries a fixed interest rate of 300 basis points for the first five years and is prepayable without penalty at the end of year five.

(4)
The loan is comprised of a $35.5 million mortgage loan and $0.9 million subordinate loan with a fixed interest rate of 350 basis points and 700 basis points, respectively, for the first five years and is prepayable without penalty at the end of year five.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

(6)
In November 2017, the Company sold a 30.13% interest in 1515 Broadway to affiliates of Allianz Real Estate. The sale did not meet the criteria for sale accounting and as a result the property was accounted for under the profit sharing method. This property is presented as an unconsolidated joint venture as of December 31, 2017. The Company achieved sale accounting upon adoption of ASC 610-20 in January 2018 and closed on the sale of an additional 12.87% interest in the property to Allianz in February 2018.

(7)
In February 2016, we closed on the sale of 885 Third Avenue. The sale did not meet the criteria for sale accounting at that time. In April 2017, the mortgage was refinanced by the buyer, resulting in the Company deconsolidating the property from its financial statements in the second quarter of 2017.

(8)	The facility was repaid in January 2017.

(9)	In January 2018, we exercised an one year extension option to extend the maturity date to February 2019.

(10)	The master repurchase agreement was repaid in October 2017.

(11)
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

(12)	In January 2017, this loan was refinanced with a fixed rate loan as shown above.
At December 31, 2017 and 2016, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $4.8 billion and $6.0 billion, respectively.
Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company, was a member of the Federal Home Loan Bank of New York, or FHLBNY. In January 2017, all funds borrowed from the FHLBNY were repaid and Belmont's membership was terminated in February 2017.
Master Repurchase Agreements
The Company has entered into two Master Repurchase Agreements, or MRAs, known as the 2016 MRA and 2017 MRA, which provide us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facilities permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2017 credit facility, as defined below.
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. At December 31, 2017, the facility had a carrying value of $90.1 million, net of deferred financing costs.
In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and has an initial two-year term, with a one year extension option. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance is less than $150.0 million. At December 31, 2017, the facility had a carrying value of $(1.2) million, representing deferred financing costs presented within other liabilities.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2017, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2017, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At December 31, 2017, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2017, the facility fee was 20 basis points.
As of December 31, 2017, we had $11.8 million of outstanding letters of credit, $40.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.4 billion under the 2017 credit facility. At December 31, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $30.3 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At December 31, 2017 and December 31, 2016, the term loan facilities had a carrying value of $1.5 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility. ROP is a guarantor under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2017 and 2016, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2017 Unpaid Principal Balance	December 31, 2017 Accreted Balance	December 31, 2016 Accreted Balance	Coupon Rate (1)	Initial Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,953	$249,880	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	10	March 2020
October 5, 2017 (3)	500,000	499,489	—	3.25%	5	October 2022
November 15, 2012 (4)	300,000	305,163	200,000	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	10	December 2025
October 12, 2010 (5)	—	—	334,077
	$1,400,000	$1,404,605	$1,133,957
Deferred financing costs, net		(8,666)	(5,642)
	$1,400,000	$1,395,939	$1,128,315

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(3)	Issued by the Operating Partnership with the Company and ROP as guarantors.

(4)
In October 2017, the Company, the Operating Partnership and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

(5)
In accordance with the terms of the indenture, the notes became exchangeable commencing September 14, 2017 and the Operating Partnership elected to settle exchanges in cash. In October 2017, all note holders elected to exchange the notes and the notes were repaid for $350.8 million, excluding accrued interest based on the applicable exchange rate.

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2017 and 2016, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2017, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2018	$37,971	$206,431	$—	$—	$—	$250,000	$494,402	$200,250
2019	42,289	—	—	—	—	—	42,289	717,682
2020	23,487	679,531	—	—	—	250,000	953,018	473,809
2021	11,656	—	—	—	—	—	11,656	449,740
2022	9,448	198,555	—	—	—	800,000	1,008,003	223,330
Thereafter	16,675	1,639,948	40,000	1,500,000	100,000	100,000	3,396,623	2,119,481
	$141,526	$2,724,465	$40,000	$1,500,000	$100,000	$1,400,000	$5,905,991	$4,184,292
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest expense before capitalized interest	$284,649	$348,062	$357,926
Interest capitalized	(26,020)	(24,067)	(31,108)
Interest income	(1,584)	(2,796)	(2,948)
Interest expense, net	$257,045	$321,199	$323,870
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $3.9 million, $3.5 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $22.6 million, $23.4 million and $21.3 million the years ended December 31, 2017, 2016 and 2015, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.5 million, $0.7 million and $0.5 million for the years ended December 31, 2017, 2016, and 2015 respectively.
One Vanderbilt Investment
In December 2016, we entered into agreements with entities owned and controlled by Marc Holliday and Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project at the appraised fair market value for the interests acquired. This investment entitles these entities to receive approximately 1.50% - 1.80% and 1.00% - 1.20%, respectively, of any profits realized by the Company from its One Vanderbilt project in excess of the Company’s capital contributions. The entities have no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests will have no value and will not entitle these entities to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company has received distributions from the One Vanderbilt project in excess of the Company’s aggregate investment in the project. In the event that the Company does not realize a profit on its investment in the project (or would not realize a profit based on the value at the time the interests are repurchased), the entities owned and controlled by Messrs. Holliday and Mathias will lose the entire amount of their investment. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equal the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision, and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures". Amounts due from joint ventures and related parties at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Due from joint ventures	$15,025	$1,240
Other	8,014	14,616
Related party receivables	$23,039	$15,856
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
December 31, 2017

the Operating Partnership are shown in the mezzanine equity while the noncontrolling interests in our other consolidated subsidiaries are shown in the equity section of the Company’s consolidated financial statements.
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2017 and 2016, the noncontrolling interest unit holders owned 4.58%, or 4,452,979 units, and 4.16%, or 4,363,716 units, of the Operating Partnership, respectively. At December 31, 2017, 4,452,979 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Balance at beginning of period	$473,882	$424,206
Distributions	(14,266)	(12,671)
Issuance of common units	25,723	78,495
Redemption of common units	(21,574)	(31,805)
Net income	3,995	10,136
Accumulated other comprehensive income allocation	(94)	1,299
Fair value adjustment	(5,712)	4,222
Balance at end of period	$461,954	$473,882
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
December 31, 2017

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
The Operating Partnership has authorized up to 680,000 4.50% Series U Preferred Units of limited partnership interest, or the Series U Preferred Units, with a liquidation preference of $25.00 per unit. In March 2016, the Company issued 680,000 Series U Preferred Units in conjunction with an acquisition. The Series U Preferred unitholders initially receive annual dividends of $1.125 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The annual dividend is subject to reduction upon the occurrence of certain circumstances set forth in the terms of the Series U Preferred Units. The minimum annual dividend is $0.75 per unit. The Series U Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2017, no Subsidiary Series B Preferred Units have been issued.
Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Balance at beginning of period	$302,010	$282,516
Issuance of preferred units	—	22,793
Redemption of preferred units	(275)	(3,299)
Balance at end of period	$301,735	$302,010
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2017, 92,803,299 shares of common stock and no shares of excess stock were issued and outstanding.
Stock Repurchase Program
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. In December 2017, our board of directors authorized an increase to the size of this plan by an additional $500 million of our common stock, bringing it to a total of $1.5 billion of shares.
At December 31, 2017 repurchases under the plan were as follows:

Period	Number of shares purchased	Average price paid per share	Cumulative number of shares purchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be purchased under the plan (in millions) (1)
First quarter 2017	63,812	$103.84	63,812	$1,493.4
Second quarter 2017	2,384,323	$103.40	2,448,135	$1,246.8
Third quarter 2017	951,866	$101.67	3,400,001	$1,150.0
Fourth quarter 2017 (2)	4,942,410	$100.76	8,342,411	$652.0

(1)	Reflective of $1.5 billion plan maximum as of December 31, 2017.

(2)	Includes 413,700 shares of common stock repurchased by the Company in December 2017 that were settled in January 2018.
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
In June 2014, the Company, along with the Operating Partnership, entered into an ATM Program to sell an aggregate of $300.0 million of our common stock. During the year ended December 31, 2015, we sold 895,956 shares of our common stock for aggregate net proceeds of $113.4 million comprising the remaining balance of this ATM Program. The net proceeds from these offerings

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

were contributed to the Operating Partnership in exchange for 895,956 units of limited partnership interest of the Operating Partnership.
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of our common stock. The Company did not make any sales of its common stock under an ATM program in the years ended December 31, 2016 and December 31, 2017.
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
Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the year ended December 31, 2017, 2016, and 2015, respectively (in thousands):

	Year Ended December 31,
	2017	2016	2015
Common Stock Shares Issued	2,141	2,687	775,760
Dividend reinvestments/stock purchases under the DRSPP	$223	$277	$99,555
Earnings per Share
SL Green's earnings per share for the years ended December 31, 2017, 2016, and 2015 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2017	2016	2015
Basic Earnings:
Income attributable to SL Green common stockholders	$86,424	$234,946	$269,132
Effect of Dilutive Securities:
Redemption of units to common shares	3,995	10,136	10,565
Diluted Earnings:
Income attributable to SL Green common stockholders	$90,419	$245,082	$279,697

	Year Ended December 31,
Denominator	2017	2016	2015
Basic Shares:
Weighted average common stock outstanding	98,571	100,185	99,345
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,556	4,323	3,899
Stock-based compensation plans	276	373	490
Diluted weighted average common stock outstanding	103,403	104,881	103,734
SL Green has excluded 1,092,870, 774,782 and 263,991 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2017, 2016, and 2015 respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at December 31, 2017 owned 92,803,299 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of December 31, 2017, limited partners other than SL Green owned 4.58%, or 4,452,979 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2017, 2016, and 2015 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2017	2016	2015
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$90,419	$245,082	$279,697

	Year Ended December 31,
Denominator	2017	2016	2015
Basic units:
Weighted average common units outstanding	103,127	104,508	103,244
Effect of Dilutive Securities:
Stock-based compensation plans	276	373	490
Diluted weighted average common units outstanding	103,403	104,881	103,734
The Operating Partnership has excluded 1,092,870, 774,782, and 263,991 common unit equivalents from the diluted units outstanding for the years ended December 31, 2017, 2016, and 2015 respectively, as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2017, 8.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the years ended December 31, 2017, 2016, and 2015.

	2017	2016	2015
Dividend yield	2.51%	2.37%	1.97%
Expected life	4.4 years	3.7 years	3.6 years
Risk-free interest rate	1.73%	1.57%	1.43%
Expected stock price volatility	28.10%	26.76%	32.34%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

A summary of the status of the Company's stock options as of December 31, 2017, 2016, and 2015 and changes during the years ended December 31, 2017, 2016, and 2015 are as follows:

	2017		2016		2015
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	$1,737,213	$98.44	$1,595,007	$95.52	$1,462,726	$87.98
Granted	174,000	105.66	445,100	105.86	389,836	112.54
Exercised	(292,193)	81.07	(192,875)	76.90	(217,438)	74.69
Lapsed or canceled	(70,301)	121.68	(110,019)	123.86	(40,117)	98.61
Balance at end of year	$1,548,719	$101.48	$1,737,213	$98.44	$1,595,007	$95.52
Options exercisable at end of year	800,902	$94.33	748,617	$87.72	589,055	$89.85
Weighted average fair value of options granted during the year	$3,816,652		$8,363,036		$9,522,613
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.6 years and the remaining average contractual life of the options exercisable was 3.1 years.
During the years ended December 31, 2017, 2016, and 2015, we recognized compensation expense for these options of $7.8 million, $8.9 million, and $8.0 million, respectively. As of December 31, 2017, there was $8.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.
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
A summary of the Company's restricted stock as of December 31, 2017, 2016, and 2015 and charges during the years ended December 31, 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Balance at beginning of year	3,202,031	3,137,881	3,000,979
Granted	96,185	98,800	143,053
Canceled	—	(34,650)	(6,151)
Balance at end of year	3,298,216	3,202,031	3,137,881
Vested during the year	95,736	83,822	87,081
Compensation expense recorded	$9,809,749	$7,153,966	$7,540,747
Weighted average fair value of restricted stock granted during the year	$9,905,986	$10,650,077	$16,061,201
The fair value of restricted stock that vested during the years ended December 31, 2017, 2016, and 2015 was $9.4 million, $7.6 million and $7.4 million, respectively. As of December 31, 2017, there was $21.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.2 years.
For the years ended December 31, 2017, 2016, and 2015, $7.2 million, $6.0 million, and $6.5 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $20.5 million and $34.9 million during the years ended December 31, 2017 and 2016, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2017, there was $4.6 million of total unrecognized compensation expense related to the time-based and performance based LTIP Unit awards, which is expected to be recognized over a weighted average period of 1.5 years.
During the years ended December 31, 2017, 2016, and 2015, we recorded compensation expense related to bonus, time-based and performance based LTIP Unit awards of $26.1 million, $26.5 million, and $30.2 million, respectively.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan could earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants were entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount by which our total return to stockholders during the three-year period exceeded a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance was achieved, one-third of each award could be earned at any time after the beginning of the second year and an additional one-third of each award could be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan were subject to vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, based on continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they were earned. For LTIP Units that were earned, each participant was also entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions are paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. In September 2014, the compensation committee determined that maximum performance had been achieved for the full three-year performance period and, accordingly, 280,454 LTIP units, representing the final third of each award, were earned, subject to vesting, under the 2011 Outperformance Plan.
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded no compensation expense during the year ended December 31, 2017, no compensation expense during the year ended December 31, 2016, and compensation expense of $4.5 million during the year ended December 31, 2015, related to the 2011 Outperformance Plan.
2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan could earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014. Under the 2014 Outperformance Plan, two-thirds of the LTIP Units were subject to performance based vesting based on the Company’s absolute total return to stockholders and one-third of the LTIP Units were subject to performance based vesting based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. LTIP Units earned under the 2014 Outperformance Plan were to be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units were earned, each participant would have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions were to be paid currently with respect to all earned LTIP Units, whether vested or unvested.
Based on our performance, none of the LTIP Units granted under the 2014 Outperformance Plan were earned pursuant to the terms of the 2014 Outperformance Plan, and all units issued were forfeited in 2017.
The cost of the 2014 Outperformance Plan ($27.9 million subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded compensation expense of $13.6 million, $8.4 million, and $5.9 million during the years ended December 31, 2017, 2016, and 2015, respectively, related to the 2014 Outperformance Plan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or the next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director’s account as additional phantom stock units.
During the year ended December 31, 2017, 12,727 phantom stock units were earned and 9,509 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.4 million during the year ended December 31, 2017 related to the Deferred Compensation Plan. As of December 31, 2017, there were 99,853 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2017, 104,597 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of December 31, 2017, 2016 and 2015 (in thousands):

	Net unrealized gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2014	$(9,498)	$(95)	$2,613	$(6,980)
Other comprehensive loss before reclassifications	(11,143)	(1,714)	(610)	(13,467)
Amounts reclassified from accumulated other comprehensive income	10,481	1,217	—	11,698
Balance at December 31, 2015	(10,160)	(592)	2,003	(8,749)
Other comprehensive income before reclassifications	13,534	1,160	3,517	18,211
Amounts reclassified from accumulated other comprehensive income	9,222	3,453	—	12,675
Balance at December 31, 2016	12,596	4,021	5,520	22,137
Other comprehensive (loss) income before reclassifications	(1,618)	233	(1,348)	(2,733)
Amounts reclassified from accumulated other comprehensive income	1,564	766	(3,130)	(800)
Balance at December 31, 2017	$12,542	$5,020	$1,042	$18,604

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of December 31, 2017 and 2016, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $3.2 million and $7.1 million, respectively.

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,579	$—	$28,579	$—
Interest rate cap and swap agreements (included in other assets)	$16,692	$—	$16,692	$—

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

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
As of December 31, 2017, we held notes receivable totaling $250.0 million, which were purchased at par, and were in maturity default at the time of acquisition. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. The loans had an outstanding balance including accrued interest of $259.3 million at the time that they were put on non accrual status. The Company has initiated proceedings to foreclose on the property, and expects to take control of the property unless the buyer is able to repay the principal and interest, including default interest and fees, on the notes receivable in full prior to the completion of the foreclosure process. We believe the collateral value is sufficient to recover the carrying amounts of the notes receivable.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

The following table provides the carrying value and fair value of these financial instruments as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$2,114,041	(2)	$1,640,412	(2)

Fixed rate debt	$4,305,165	$4,421,866	$5,452,084	$5,722,494
Variable rate debt	1,605,431	1,612,224	1,105,585	1,110,110
	$5,910,596	$6,034,090	$6,557,669	$6,832,604

(1)	Amounts exclude net deferred financing costs.

(2)
At December 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion. At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2017 and 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at December 31, 2017 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	1.131%	July 2016	July 2023	Other Assets	$10,747
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	5,217
Interest Rate Swap	21,394	12.000%	January 2017	January 2019	Other Assets	167
Interest Rate Cap	137,500	4.000%	September 2017	September 2019	Other Assets	2
Interest Rate Swap	100,000	1.928%	December 2017	November 2020	Other Assets	288
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Assets	271
						$16,692
During the years ended December 31, 2017, 2016, and 2015, we recorded a $0.5 million loss, a $0.5 million gain, and a $0.1 million gain, respectively, on the changes in the fair value, which is included in interest expense in the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2017, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was zero. As of December 31, 2017,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of zero at December 31, 2017.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $0.5 million of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $(0.3) million of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)			Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2017	2016	2015		2017	2016	2015		2017	2016	2015
Interest Rate Swaps/Caps	$(2,282)	$14,616	$(11,607)	Interest expense	$1,821	$9,521	$10,892	Interest expense	$5	$(28)	$(422)
Share of unconsolidated joint ventures' derivative instruments	(200)	2,012	(1,779)	Equity in net income from unconsolidated joint ventures	1,035	1,981	1,265	Equity in net income from unconsolidated joint ventures	55	785	(19)
	$(2,482)	$16,628	$(13,386)		$2,856	$11,502	$12,157		$60	$757	$(441)
18. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2018 to 2064. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2017 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2018	$901,092	$433,764
2019	865,254	386,564
2020	790,714	424,201
2021	657,283	426,078
2022	558,993	414,889
Thereafter	3,339,829	3,102,309
	$7,113,165	$5,187,805
19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2015, and September 28, 2016, and September 28, 2017, the actuary certified that for the plan years beginning July 1, 2015, July 1, 2016, and July 1, 2017, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2017. For the Pension Plan years ended June 30, 2017, 2016, and 2015, the plan received contributions from employers totaling $257.8 million, $249.5 million, and $221.9 million. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan years ended, June 30, 2017, 2016, and 2015, the plan received contributions from employers totaling $1.3 billion, $1.2 billion and $1.1 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2017, 2016 and 2015 are included in the table below (in thousands):

Benefit Plan	2017	2016	2015
Pension Plan	$3,856	$3,979	$2,732
Health Plan	11,426	11,530	8,736
Other plans	1,463	1,583	5,716
Total plan contributions	$16,745	$17,092	$17,184
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2017, 2016 and 2015, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the year ended December 31, 2017, we made a matching contribution of $728,782. For the years ended December 31, 2016 and 2015, we made matching contributions of $566,000 and $550,000, respectively.
20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2017, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between December 2018 and February 2020. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total $5.4 million for 2018. In addition these employment agreements provide for deferred compensation

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

awards based on our stock price and which were valued at $1.6 million on the grant date. The value of these awards may change based on fluctuations in our stock price.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, our captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger, although if Belmont is required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of Belmont's required payment. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by the Company or its affiliates.
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
Belmont had loss reserves of $5.5 million and $6.3 million as of December 31, 2017 and 2016, respectively.
Capital and Ground Leases Arrangements
In 2015, we entered into a ground lease for the land and building located at 30 East 40th Street with a lease term ending in August 2114. Based on our evaluation of the arrangement under ASC 840, land was estimated to be approximately 63.6% of the fair market value of the property. The portion attributable to land was classified as operating lease with an expiration date of 2114 ($76.0 million total over the lease term attributed to ground rent) and the remainder as a capital lease in the amount of $20.0 million.
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
The property located at 711 Third Avenue operates under an operating sub-lease with an expiration date of 2033 and five options to renew for an additional 10 years each. The ground rent was reset in July 2011. Following the reset, we are responsible for ground rent payments of $5.25 million annually through July 2016 and then $5.5 million annually thereafter on the 50% portion of the fee that we do not own.
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
The property located at 1185 Avenue of the Americas operates under a ground lease ($6.9 million of ground rent annually) with an expiration date of 2043 and an option to renew for an additional 23 years.
The property located at 1055 Washington Boulevard operates under a ground lease ($0.6 million of ground rent annually) with an expiration date of 2090.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of December 31, 2017 (in thousands):

	Capital lease	Non-cancellable operating leases
2018	$2,387	$31,049
2019	2,411	31,066
2020	2,620	31,436
2021	2,794	31,628
2022	2,794	29,472
Thereafter	819,894	703,254
Total minimum lease payments	$832,900	$857,905
Amount representing interest	(790,057)
Capital lease obligations	$42,843
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
Selected results of operations for the years ended December 31, 2017, 2016, and 2015, and selected asset information as of December 31, 2017 and 2016, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2017	$1,317,602	$193,871	$1,511,473
December 31, 2016	1,650,973	213,008	1,863,981
December 31, 2015	1,481,701	181,128	1,662,829
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, loss on early extinguishment of debt, and gain (loss) on sale of marketable securities

Years ended:
December 31, 2017	$16,557	$170,363	$186,920
December 31, 2016	(197,000)	204,256	7,256
December 31, 2015	(71,634)	161,923	90,289
Total assets
As of:
December 31, 2017	$11,696,560	$2,286,344	$13,982,904
December 31, 2016	13,868,672	1,989,115	15,857,787
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRA. Interest is imputed on the remaining investments

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the years ended, December 31, 2016, 2015, and 2014 marketing, general and administrative expenses totaled $100.5 million, $99.8 million, and $94.9 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, loss on early extinguishment of debt, and gain (loss) on sale of marketable securities	$186,920	$7,256	$90,289
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	16,166	44,009	15,844
Purchase price fair value adjustment	—	—	40,078
Gain on sale of real estate, net	73,241	238,116	175,974
Depreciable real estate reserves	(178,520)	(10,387)	(19,226)
Loss on early extinguishment of debt	—	—	(49)
Gain (loss) on sale of investment in marketable securities	3,262	(83)	—
Income from continuing operations	101,069	278,911	302,910
Net income from discontinued operations	—	—	427
Gain on sale of discontinued operations	—	—	14,122
Net income	$101,069	$278,911	$317,459

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

22. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2017 and 2016 was as follows (in thousands, except for per share amounts):

2017 Quarter Ended	December 31	September 30		June 30		March 31
Total revenues	$361,342	$374,600	—	$398,150	—	$377,381
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of real estate, depreciable real estate reserves and gain on the sale of investment in marketable securities	$47,234	$40,687	—	$32,401	—	$44,706
Equity in net income from unconsolidated joint ventures	7,788	4,078	—	3,412	—	6,614
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	1,030	—	13,089	—	2,047
Gain (loss) on sale of real estate, net	76,497	—	—	(3,823)	—	567
Depreciable real estate reserves	(93,184)	—	—	(29,064)	—	(56,272)
Gain on the sale of investment in marketable securities	—	—	—	—	—	3,262
Noncontrolling interests and preferred unit distributions	(6,616)	(3,188)	—	(4,056)	—	14,165
Net income attributable to SL Green	31,719	42,607		11,959		15,089
Perpetual preferred stock dividends	(3,737)	(3,738)		(3,737)	—	(3,738)
Net income attributable to SL Green common stockholders	$27,982	$38,869		$8,222		$11,351
Net income attributable to common stockholders per common share—basic	$0.29	$0.40	—	$0.08	—	$0.11
Net income attributable to common stockholders per common share—diluted	$0.29	$0.40	—	$0.08	—	$0.11

2016 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$374,242	$416,681	$617,614	$455,444
Income (loss) from continuing operations before equity in net (loss) income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, depreciable real estate reserves and loss on sale of marketable securities	$26,278	$46,689	$(76,304)	$(1,281)
Equity in net (loss) income from unconsolidated joint ventures	(95)	(3,968)	5,841	10,096
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	421	225	33,448	9,915
Gain on sale of real estate, net	27,366	397	196,580	13,773
Depreciable real estate reserves	—	—	(10,387)	—
Loss on the sale of investment in marketable securities	—	—	(83)	—
Noncontrolling interests and preferred unit distributions	(6,217)	(5,353)	(11,901)	(5,544)
Net income attributable to SL Green	47,753	37,990	137,194	26,959
Perpetual preferred stock dividends	(3,737)	(3,738)	(3,737)	(3,738)
Net income attributable to SL Green common stockholders	$44,016	$34,252	$133,457	$23,221
Net income attributable to common stockholders per common share—basic	$0.44	$0.34	$1.33	$0.23
Net income attributable to common stockholders per common share—diluted	$0.44	$0.34	$1.33	$0.23

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2017

23. Quarterly Financial Data of the Operating Partnership (unaudited)
Summarized quarterly financial data for the years ended December 31, 2017 and 2016 was as follows (in thousands, except for per share amounts):

2017 Quarter Ended	December 31	September 30		June 30		March 31
Total revenues	$361,342	$374,600	—	$398,150	—	$377,381
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of real estate, depreciable real estate reserves and gain on the sale of investment in marketable securities	$47,234	$40,687	—	$32,401	—	$44,706
Equity in net income from unconsolidated joint ventures	7,788	4,078	—	3,412	—	6,614
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	1,030	—	13,089	—	2,047
Gain (loss) on sale of real estate, net	76,497	—	—	(3,823)	—	567
Depreciable real estate reserves	(93,184)	—	—	(29,064)	—	(56,272)
Gain on the sale of investment in marketable securities	—	—	—	—	—	3,262
Noncontrolling interests and preferred unit distributions	(5,328)	(1,376)	—	(3,637)	—	14,641
Net income attributable to SLGOP	33,007	44,419	—	12,378		15,565
Perpetual preferred units distributions	(3,737)	(3,738)	—	(3,737)	—	(3,738)
Net income attributable to SLGOP common unitholders	$29,270	$40,681	—	$8,641		$11,827
Net income attributable to common unitholders per common unit—basic	$0.29	$0.40	—	$0.08	—	$0.11
Net income attributable to common unitholders per common unit—diluted	$0.29	$0.40	—	$0.08	—	$0.11

2016 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$374,242	$416,681	$617,614	$455,444
Income (loss) from continuing operations before equity in net (loss) income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate, depreciable real estate reserves and loss on the sale of investment in marketable securities	$26,278	$46,689	$(76,304)	$(1,281)
Equity in net (loss) income from unconsolidated joint ventures	(95)	(3,968)	5,841	10,096
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	421	225	33,448	9,915
Gain on sale of real estate, net	27,366	397	196,580	13,773
Depreciable real estate reserves	—	—	(10,387)	—
Loss on the sale of investment in marketable securities	—	—	(83)	—
Noncontrolling interests and preferred unit distributions	(4,252)	(3,690)	(6,315)	(4,622)
Net income attributable to SLGOP	49,718	39,653	142,780	27,881
Perpetual preferred units distributions	(3,737)	(3,738)	(3,737)	(3,738)
Net income attributable to SLGOP common unitholders	$45,981	$35,915	$139,043	$24,143
Net income attributable to common unitholders per common unit—basic	$0.44	$0.34	$1.33	$0.23
Net income attributable to common unitholders per common unit—diluted	$0.44	$0.34	$1.33	$0.23

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule II - Valuation and Qualifying Accounts
December 31, 2017
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off/Recovery (1)	Balance at End of Year
Year Ended December 31, 2017
Tenant and other receivables—allowance	$16,592	$6,106	$(4,061)	$18,637
Deferred rent receivable—allowance	$25,203	$2,321	$(10,317)	$17,207
Year Ended December 31, 2016
Tenant and other receivables—allowance	$17,618	$10,630	$(11,656)	$16,592
Deferred rent receivable—allowance	$21,730	$13,620	$(10,147)	$25,203
Year Ended December 31, 2015
Tenant receivables—allowance	$18,068	$8,139	$(8,589)	$17,618
Deferred rent receivable—allowance	$27,411	$2,789	$(8,470)	$21,730
(1) Includes the effect of properties that were sold and/or deconsolidated within the period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave(1)	$300,000	$—	$107,832	$—	$253,314	$—	$361,146	$361,146	$157,502	1927	3/1998	Various
711 Third Avenue(1)(2)	—	19,844	42,499	—	66,553	19,844	109,052	128,896	39,396	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	61,424	18,846	140,128	158,974	64,281	1971	1/1999	Various
220 East 42nd Street(1)	275,000	50,373	203,727	635	143,059	51,008	346,786	397,794	97,895	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	16,185	—	78,880	78,880	28,378	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	42,543	51,093	248,515	299,608	93,469	1958	7/2004	Various
625 Madison Ave(1)	—	—	246,673	—	43,175	—	289,848	289,848	107,791	1956	10/2004	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	110,648	78,282	437,473	515,755	168,921	1956	12/2004	Various
609 Fifth Avenue(1)	—	36,677	145,954	—	10,435	36,677	156,389	193,066	46,059	1925	6/2006	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	71,735	114,077	548,121	662,198	162,606	1970	1/2007	Various
919 Third Avenue(1)(3)	500,000	223,529	1,033,198	35,410	68,413	258,939	1,101,611	1,360,550	303,424	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	47,793	—	776,006	776,006	242,681	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	(97)	41,911	90,941	422,655	513,596	124,638	1966	1/2007	Various
100 Summit Lake Drive(4)	—	10,526	43,109	—	11,215	10,526	54,324	64,850	16,963	1988	1/2007	Various
200 Summit Lake Drive(4)	—	11,183	47,906	—	11,177	11,183	59,083	70,266	18,818	1990	1/2007	Various
500 Summit Lake Drive(4)	—	9,777	39,048	—	6,358	9,777	45,406	55,183	13,074	1986	1/2007	Various
360 Hamilton Avenue(4)	—	29,497	118,250	—	15,392	29,497	133,642	163,139	39,811	2000	1/2007	Various
1-6 Landmark Square(5)	100,000	50,947	195,167	—	51,515	50,947	246,682	297,629	70,120	1973-1984	1/2007	Various
7 Landmark Square(5)	—	2,088	7,748	(367)	670	1,721	8,418	10,139	1,286	2007	1/2007	Various
1010 Washington Boulevard(5)	—	7,747	30,423	—	7,378	7,747	37,801	45,548	11,044	1988	1/2007	Various
400 Summit Lake Drive(4)	—	38,889	1	285	2	39,174	3	39,177	—	---	1/2007	N/A
1055 Washington Boulevard(5)	—	13,516	53,228	—	8,390	13,516	61,618	75,134	18,075	1987	6/2007	Various
1 Madison Avenue(1)	486,153	172,641	654,394	905	15,801	173,546	670,195	843,741	175,971	1960	8/2007	Various
100 Church Street(1)	217,273	32,494	79,996	2,500	96,027	34,994	176,023	211,017	46,825	1959	1/2010	Various
125 Park Avenue(1)	—	120,900	189,714	—	74,660	120,900	264,374	385,274	65,529	1923	10/2010	Various
Williamsburg(6)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	1,865	2010	12/2010	Various
110 East 42nd Street(1)	—	34,000	46,411	2,196	27,253	36,196	73,664	109,860	17,603	1921	5/2011	Various
400 East 58th Street(1)(7)	40,000	17,549	30,916	—	7,590	17,549	38,506	56,055	5,154	1929	1/2012	Various
752 Madison Avenue(1)	—	282,415	7,131	1,871	58	284,286	7,189	291,475	1,180	1996/2012	1/2012	Various
762 Madison Avenue(1)(7)	771	6,153	10,461	—	131	6,153	10,592	16,745	1,627	1910	1/2012	Various
19-21 East 65th Street(1)(7)	—	—	7,389	—	364	—	7,753	7,753	1,141	1928-1940	1/2012	Various
304 Park Avenue(1)	—	54,189	75,619	300	14,550	54,489	90,169	144,658	16,445	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	51,805	24,343	88,963	113,306	7,854	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	6,029	45,976	73,345	119,321	12,097	1902	9/2012	Various
1080 Amsterdam(1)(8)	36,363	—	27,445	—	20,489	—	47,934	47,934	4,216	1932	10/2012	Various

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
315 West 33rd Street (1)	250,000	195,834	164,429	—	11,583	195,834	176,012	371,846	19,966	2000-2001	11/2013	Various
562 Fifth Avenue(1)	—	57,052	10,487	—	1,213	57,052	11,700	68,752	3,596	1909/1920/1921	11/2013	Various
719 Seventh Avenue(1)(9)	41,622	41,850	—	2,336	34,055	44,186	34,055	78,241	215	1927	7/2014	Various
115 Spring Street(1)	—	11,078	44,799	—	1,759	11,078	46,558	57,636	4,083	1900	7/2014	Various
635 Madison(1)	—	205,632	15,805	—	—	205,632	15,805	221,437	1,306		9/2014	N/A
1640 Flatbush Avenue(6)	—	6,226	501	—	231	6,226	732	6,958	35	1966	3/2015	Various
One Vanderbilt (1)(10)	—	80,069	116,557	(80,069)	(116,558)	—	(1)	(1)	—	N/A	6/2001 - 11/2011	Various
Upper East Side Residential (1)(11)	—	48,152	—	13,323	—	61,475	—	61,475	—	1930	6/2015	Various
110 Greene Street (1)(7)	—	45,120	215,470	—	9,611	45,120	225,081	270,201	15,693	1910	7/2015	Various
187 Broadway (1)	—	7,600	9,412	(7,600)	(154)	—	9,258	9,258	9,258	1969	8/2015	Various
5-7 Dey Street (1)	58,000	13,400	34,175	13,050	10,481	26,450	44,656	71,106	34,136	1921	8/2015	Various
30 East 40th Street (1)	—	4,650	20,000	2	4,197	4,652	24,197	28,849	534	1927	8/2015	Various
183 Broadway(1)	—	5,799	23,431	(5,799)	923	—	24,354	24,354	24,354	1920	3/2016	Various
Other(12)	—	922	14,210	(3)	2	919	14,212	15,131	3,201			Various
Total	$2,755,182	$2,374,414	$6,492,236	$(17,363)	$1,356,835	$2,357,051	$7,849,071	$10,206,122	$2,300,116

(1)	Property located in New York, New York.

(2)	We own a 50.0% interest in this property.

(3)	We own a 51.0% interest in this property.

(4)	Property located in Westchester County, New York.

(5)	Property located in Connecticut.

(6)	Property located in Brooklyn, New York.

(7)	We own a 90.0% interest in this property.

(8)	We own a 92.5% interest in this property.

(9)	We own a 75.0% interest in this property.

(10)	Properties at 317 Madison Avenue, 331 Madison Avenue and 51 East 42nd Street were demolished in preparation of the development site for the One Vanderbilt project.

(11)	We own a 95.1% interest in this property.

(12)	Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(in thousands)

The changes in real estate for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$12,743,332	$16,681,602	$14,069,141
Property acquisitions	13,323	29,230	3,064,137
Improvements	342,014	426,060	396,555
Retirements/disposals/deconsolidation	(2,892,547)	(4,393,560)	(848,231)
Balance at end of year	$10,206,122	$12,743,332	$16,681,602
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2017 was $9.2 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$2,264,694	$2,060,706	$1,905,165
Depreciation for year	347,015	353,502	480,523
Retirements/disposals/deconsolidation	(311,593)	(149,514)	(324,982)
Balance at end of year	$2,300,116	$2,264,694	$2,060,706

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2017.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on Internal Control over Financial Reporting
We have audited SL Green Realty Corp.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Realty Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
February 23, 2018

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on Internal Control over Financial Reporting
We have audited SL Green Operating Partnership L.P.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Operating Partnership, L.P. (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Operating Partnership and our report dated February 23, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
February 23, 2018

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2018, or the 2018 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2018 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

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

INDEX TO EXHIBITS

3.1	Articles of Restatement, incorporated by reference to the Company's Form 10-Q, dated July 11, 2014, filed with the SEC on August 11, 2014.
3.2	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to the Company’s Form 8-K, dated July 18, 2017, filed with the SEC on July 18, 2017.
3.3	Fourth Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated March 23, 2016, filed with the SEC on March 23, 2016.
3.4
Articles Supplementary Electing that SL Green Realty Corp. be Subject to Maryland General Corporations Law Section 3-804(c), incorporated by reference to the Company's Form 8-K, dated September 16, 2009, filed with the SEC on September 16, 2009.

3.5
Articles Supplementary reclassifying 4,600,000 shares of 8.0% Series A Convertible Cumulative Preferred Stock, 1,300,000 shares of Series B Junior Participating Preferred Stock and 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock into authorized preferred stock without further designation, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.

3.6
Articles Supplementary classifying and designating 9,200,000 shares of the Company's 6.50% Series I Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.

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

3.29
Twenty-Third Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 28, 2016, incorporated by reference to the Company's Form 8-K, dated as of April 1, 2016, filed with the SEC on April 1, 2016.

3.30
Twenty-Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 28, 2016, incorporated by reference to the Company's Form 8-K, dated as of April 1, 2016, filed with the SEC on April 1, 2016.

3.31
Twenty-Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 17, 2016, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
4.2
Form of stock certificate evidencing the 6.50% Series I Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.

4.3
Indenture, dated as of March 16, 2010, among ROP, as Issuer, the Company and the Operating Partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.

4.4	Form of 7.75% Senior Note due 2020 of ROP, the Company and the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.
4.5
Indenture, dated as of October 12, 2010, by and among the Operating Partnership, as Issuer, ROP, as Guarantor, the Company and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated October 12, 2010, filed with the SEC on October 14, 2010.

4.6
Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

4.7
First Supplemental Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

4.8	Form of 5.00% Senior Note due 2018 of the Company, the Operating Partnership and ROP, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

4.9
Second Supplemental Indenture, dated as of November 15, 2012, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.

4.10
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

4.12
Indenture, dated as of October 5, 2017, among the Company, the Operating Partnership, ROP and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.

4.13
First Supplemental Indenture, dated as of October 5, 2017, among the Operating Partnership, as Issuer, the Company and ROP, as Guarantors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.

4.14	Form of 3.250% Senior Note due 2022 of the Operating Partnership, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
10.1	Amended and Restated Agreement of Limited Partnership of ROP, dated December 6, 1995, filed herewith.
10.2
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of Wyoming Acquisition GP LLC, incorporated by reference to ROP's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

10.3
Registration Rights Agreement, dated as of March 26, 2007, by and among the Company, the Operating Partnership and the Initial Purchaser, incorporated by reference to the Company's Form 8-K, dated March 21, 2007, filed with the SEC on March 27, 2007.

10.4
Registration Rights Agreement, dated as of October 12, 2010, by and among the Operating Partnership, ROP, the Company and Citigroup Global Markets Inc., incorporated by reference to the Company's Form 8-K, dated October 12, 2010, filed with the SEC on October 14, 2010.

10.5
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

10.8
SL Green Realty Corp. Fourth Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on April 22, 2016

10.9	Amended and Restated Non-Employee Directors' Deferral Program, dated December 13, 2017, filed herewith.
10.10
Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.

10.11
Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.

10.12
Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.

10.13
Amended and Restated Employment and Noncompetition Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.

10.14
Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 13, 2013.

10.15
Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.

10.16
Amended and Restated Employment and Noncompetition Agreement, dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.

10.17	First Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of August 28, 2014, between the Company and Andrew Mathias, filed herewith.
10.18	Second Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of December 20, 2016, between the Company and Andrew Mathias, filed herewith.
10.19	Third Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of December 21, 2017, between the Company and Andrew Mathias, filed herewith.
10.20
Deferred Compensation Agreement (2014), dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.

10.21
Amended and Restated Employment and Noncompetition Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Andrew S. Levine, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.

10.22
Amended and Restated Employment and Noncompetition Agreement, dated as of February 2, 2018, by and between the Company and Matthew DiLiberto, incorporated by reference to the Company’s Form 8-K, dated February 2, 2018, filed with the SEC on February 5, 2018.

10.23
Second Amended and Restated Credit Agreement, dated as of November 21, 2017, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Revolving Credit Facility and Term Loan A Facility, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMO Capital Markets Corp., as joint lead arrangers for the Revolving Credit Facility and Term Loan A Facility, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term Loan A Facility, Deutsche Bank Securities, Inc., U.S. Bank National Association, Bank of America, N.A., and Bank of Montreal, as documentation agents for the Revolving Credit Facility and Term Loan A Facility, Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Term Loan B Facility, U.S. Bank National Association, as syndication agent for the Term Loan B Facility, and the other lenders and agents a party thereto, incorporated by reference to the Company's Form 8-K, dated November 27, 2017, filed with the SEC on November 27, 2017.

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of SL Green Realty Corp., filed herewith.
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of SL Green Operating Partnership, L.P., filed herewith.
21.1	Subsidiaries of SL Green Realty Corp., filed herewith.
21.2	Subsidiaries of SL Green Operating Partnership L.P., filed herewith.
23.1	Consent of Ernst & Young LLP for SL Green Realty Corp., filed herewith.
23.2	Consent of Ernst & Young LLP for SL Green Operating Partnership, L.P., filed herewith.
24.1	Power of Attorney for SL Green Realty Corp., included on the signature page of this Form 10-K.
24.2	Power of Attorney for SL Green Operating Partnership, L.P., included on the signature page of this Form 10-K.
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101.1
The following financial statements from the SL Green Realty Corp. and SL Green Operating Partnership, L.P. 's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statement of Equity for the years ended December 31, 2017, 2016 and 2015 of the Company, (v) Consolidated Statement of Capital for the years ended December 31, 2017, 2016 and 2015 of the Operating Partnership (vi) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vii) Notes to Consolidated Financial Statements, detail tagged, filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 23, 2018		Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	February 23, 2018
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2018
Marc Holliday

/s/ Andrew W. Mathias	President and Director	February 23, 2018
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2018
Matthew J. DiLiberto

/s/ John H. Alschuler Jr.	Director	February 23, 2018
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director	February 23, 2018
Edwin T. Burton, III

/s/ John S. Levy	Director	February 23, 2018
John S. Levy

/s/ Craig M. Hatkoff	Director	February 23, 2018
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director	February 23, 2018
Betsy S. Atkins

/s/ Lauren B. Dillard	Director	February 23, 2018
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 23, 2018	By:	Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	February 23, 2018
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 23, 2018
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2018
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 23, 2018
Matthew J. DiLiberto

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2018
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2018
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2018
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2018
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2018
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2018
Lauren B. Dillard