Form 10-Q
period 2018-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2018-05-10
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
SL Green Realty Corp.    Yes ☐    No ☒            SL Green Operating Partnership, L.P.    Yes ☐    No ☒
As of May 9, 2018, 88,422,771 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of May 9, 2018, 1,468,438 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of March 31, 2018 the Company owns 94.98% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2018, noncontrolling investors held, in aggregate, a 5.02% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,098,406	$2,357,051
Building and improvements	5,206,982	6,351,012
Building leasehold and improvements	1,420,346	1,450,614
Properties under capital lease	47,445	47,445
	8,773,179	10,206,122
Less: accumulated depreciation	(1,944,629)	(2,300,116)
	6,828,550	7,906,006
Assets held for sale	67,819	338,354
Cash and cash equivalents	288,808	127,888
Restricted cash	89,457	122,138
Investments in marketable securities	28,252	28,579
Tenant and other receivables, net of allowance of $18,363 and $18,637 in 2018 and 2017, respectively	49,552	57,644
Related party receivables	31,305	23,039
Deferred rents receivable, net of allowance of $16,897and $17,207 in 2018 and 2017, respectively	320,547	365,337
Debt and preferred equity investments, net of discounts and deferred origination fees of $24,998 and $25,507 in 2018 and 2017, respectively	2,085,871	2,114,041
Investments in unconsolidated joint ventures	3,034,596	2,362,989
Deferred costs, net	195,557	226,201
Other assets	360,556	310,688
Total assets (1)	$13,380,870	$13,982,904
Liabilities
Mortgages and other loans payable, net	$2,433,994	$2,837,282
Revolving credit facility, net	—	30,336
Unsecured term loan, net	1,491,922	1,491,575
Unsecured notes, net	1,396,320	1,395,939
Accrued interest payable	36,808	38,142
Other liabilities	103,654	188,005
Accounts payable and accrued expenses	131,797	137,142
Deferred revenue	177,896	208,119
Capital lease obligations	43,029	42,843
Deferred land leases payable	3,403	3,239
Dividend and distributions payable	82,337	85,138
Security deposits	64,647	67,927
Liabilities related to assets held for sale	42	4,074
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,065,849	6,629,761

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	475,807	461,954
Preferred units	301,585	301,735

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2018 and December 31, 2017	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 90,190 and 93,858 issued and outstanding at March 31, 2018 and December 31, 2017, respectively (including 1,055 shares held in treasury at March 31, 2018 and December 31, 2017)	902	939
Additional paid-in-capital	4,776,594	4,968,338
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive income	28,573	18,604
Retained earnings	1,583,833	1,139,329
Total SL Green stockholders' equity	6,487,785	6,225,093
Noncontrolling interests in other partnerships	49,844	364,361
Total equity	6,537,629	6,589,454
Total liabilities and equity	$13,380,870	$13,982,904

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $174.8 million and $398.0 million of land, $0.3 billion and $1.4 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $29.8 million and $330.9 million of accumulated depreciation, $706.0 million and $221.0 million of other assets included in other line items, $134.4 million and $628.9 million of real estate debt, net, $0.4 million and $2.5 million of accrued interest payable, $43.0 million and $42.8 million of capital lease obligations, and $17.7 million and $56.8 million of other liabilities included in other line items as of March 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenue, net	$215,369	$281,329
Escalation and reimbursement	26,399	44,192
Investment income	45,290	40,299
Other income	14,637	11,561
Total revenues	301,695	377,381
Expenses
Operating expenses, including related party expenses of $3,834 in 2018 and $4,173 in 2017.	59,782	74,506
Real estate taxes	45,661	61,068
Ground rent	8,308	8,308
Interest expense, net of interest income	47,916	65,622
Amortization of deferred financing costs	3,537	4,761
Depreciation and amortization	69,388	94,134
Transaction related costs	162	133
Marketing, general and administrative	23,528	24,143
Total expenses	258,282	332,675
Income before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities	43,413	44,706
Equity in net income from unconsolidated joint ventures	4,036	6,614
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(6,440)	2,047
Purchase price and other fair value adjustments	49,293	—
Gain on sale of real estate, net	23,521	567
Depreciable real estate reserves	—	(56,272)
Gain on sale of investment in marketable securities	—	3,262
Net income	113,823	924
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(5,272)	(476)
Noncontrolling interests in other partnerships	(198)	17,491
Preferred units distributions	(2,849)	(2,850)
Net income attributable to SL Green	105,504	15,089
Perpetual preferred stock dividends	(3,738)	(3,738)
Net income attributable to SL Green common stockholders	$101,766	$11,351

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Amounts attributable to SL Green common stockholders:
Income before depreciable real estate reserves and gains on sale and fair value adjustments	$38,657	$62,660
Purchase price and other fair value adjustments	46,868	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(6,123)	1,957
Gain on sale of real estate, net	22,364	542
Depreciable real estate reserves	—	(53,808)
Net income attributable to SL Green common stockholders	$101,766	$11,351
Basic earnings per share:
Income before depreciable real estate reserves and gains on sale and fair value adjustments	$0.43	$0.62
Purchase price and other fair value adjustments	0.52	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(0.07)	0.02
Gain on sale of real estate, net	0.24	0.01
Depreciable real estate reserves	—	(0.54)
Net income attributable to SL Green common stockholders	$1.12	$0.11
Diluted earnings per share:
Income before depreciable real estate reserves and gains on sale and fair value adjustments	$0.43	$0.62
Purchase price and other fair value adjustments	0.52	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(0.07)	0.02
Gain on sale of real estate, net	0.24	0.01
Depreciable real estate reserves	—	(0.54)
Net income attributable to SL Green common stockholders	$1.12	$0.11

Dividends per share	$0.8125	$0.775
Basic weighted average common shares outstanding	90,520	100,643
Diluted weighted average common shares and common share equivalents outstanding	95,256	105,554

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$113,823	$924
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SL Green's share of joint venture net unrealized gain (loss) on derivative instruments	10,913	(1,075)
Change in unrealized gain on marketable securities	(325)	(4,750)
Other comprehensive income (loss)	10,588	(5,825)
Comprehensive income (loss)	124,411	(4,901)
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(8,319)	17,491
Other comprehensive (loss) income attributable to noncontrolling interests	(619)	199
Comprehensive income attributable to SL Green	$115,473	$12,789

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2017	$221,932	92,803	$939	$4,968,338	$(124,049)	$18,604	$1,139,329	$364,361	$6,589,454
Cumulative adjustment upon adoption of ASC 610-20							570,524		570,524
Balance at January 1, 2018	$221,932	92,803	$939	$4,968,338	$(124,049)	$18,604	$1,709,853	$364,361	$7,159,978
Net income							105,504	198	105,702
Other comprehensive income						9,969			9,969
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		1		42					42
Reallocation of noncontrolling interest in the Operating Partnership							3,645		3,645
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(19)		3,102					3,102
Repurchases of common stock		(3,654)	(37)	(195,617)			(159,090)		(354,744)
Proceeds from stock options exercised		4		729					729
Contributions to consolidated joint venture interests								157	157
Deconsolidation of partially owned entity								(314,596)	(314,596)
Cash distributions to noncontrolling interests								(276)	(276)
Cash distributions declared ($0.8125 per common share, none of which represented a return of capital for federal income tax purposes)							(72,341)		(72,341)
Balance at March 31, 2018	$221,932	89,135	$902	$4,776,594	$(124,049)	$28,573	$1,583,833	$49,844	$6,537,629

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$113,823	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,925	98,895
Equity in net income from unconsolidated joint ventures	(4,036)	(6,614)
Distributions of cumulative earnings from unconsolidated joint ventures	7,510	5,468
Equity in net loss (gain) on sale of interest in unconsolidated joint venture interest/real estate	6,440	(2,047)
Purchase price and other fair value adjustments	(49,293)	—
Depreciable real estate reserves	—	56,272
Gain on sale of real estate, net	(23,521)	(567)
Gain on sale of investments in marketable securities	—	(3,262)
Deferred rents receivable	(3,120)	(11,722)
Other non-cash adjustments	12,155	23,245
Changes in operating assets and liabilities:
Tenant and other receivables	(1,847)	1,272
Related party receivables	(4,567)	(3,211)
Deferred lease costs	(7,679)	(9,421)
Other assets	(47,826)	(45,356)
Accounts payable, accrued expenses, other liabilities and security deposits	18,890	(16,327)
Deferred revenue and land leases payable	4,692	25,600
Net cash provided by operating activities	94,546	113,149
Investing Activities
Acquisitions of real estate property	(1,276)	—
Additions to land, buildings and improvements	(51,631)	(101,090)
Acquisition deposits and deferred purchase price	(3,020)	—
Investments in unconsolidated joint ventures	(51,158)	(8,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	142,694	37,811
Net proceeds from disposition of real estate/joint venture interest	409,867	3,000
Proceeds from sale or redemption of marketable securities	—	54,363
Other investments	(21,687)	21,721
Origination of debt and preferred equity investments	(229,428)	(402,453)
Repayments or redemption of debt and preferred equity investments	261,641	411,969
Net cash provided by investing activities	456,002	17,321

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Financing Activities
Proceeds from mortgages and other loans payable	$99,115	$778,445
Repayments of mortgages and other loans payable	(9,406)	(680,572)
Proceeds from revolving credit facility and senior unsecured notes	455,000	277,800
Repayments of revolving credit facility and senior unsecured notes	(495,000)	(277,800)
Proceeds from stock options exercised and DRIP issuance	771	8,808
Repurchase of common stock	(382,679)	(102)
Redemption of preferred stock	(150)	—
Distributions to noncontrolling interests in other partnerships	(276)	(469)
Contributions from noncontrolling interests in other partnerships	157	31,947
Distributions to noncontrolling interests in the Operating Partnership	(3,841)	(3,537)
Dividends paid on common and preferred stock	(81,729)	(84,179)
Tax withholdings related to restricted share awards	(3,842)	(3,816)
Deferred loan costs and capitalized lease obligation	(429)	(7,712)
Net cash (used in) provided by financing activities	(422,309)	38,813
Net increase in cash, cash equivalents, and restricted cash	128,239	169,283
Cash, cash equivalents, and restricted cash at beginning of year	250,026	369,967
Cash, cash equivalents, and restricted cash at end of period	$378,265	$539,250

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$15,448	$18,240
Redemption of units in the Operating Partnership for stock	—	13,112
Derivative instruments at fair value	6,937	4,734
Tenant improvements and capital expenditures payable	15,952	7,087
Fair value adjustment to noncontrolling interest in Operating Partnership	3,645	15,548
Deconsolidation of subsidiaries	298,403	—
Transfer of assets related to assets held for sale	—	54,694
Transfer of liabilities related to assets held for sale	—	43
Deferred leasing payable	1,203	1,455
Removal of fully depreciated commercial real estate properties	106,142	2,043
Share repurchase payable	27,935	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$288,808	$468,035
Restricted cash	89,457	71,215
Total cash, cash equivalents, and restricted cash	$378,265	$539,250
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,098,406	$2,357,051
Building and improvements	5,206,982	6,351,012
Building leasehold and improvements	1,420,346	1,450,614
Properties under capital lease	47,445	47,445
	8,773,179	10,206,122
Less: accumulated depreciation	(1,944,629)	(2,300,116)
	6,828,550	7,906,006
Assets held for sale	67,819	338,354
Cash and cash equivalents	288,808	127,888
Restricted cash	89,457	122,138
Investments in marketable securities	28,252	28,579
Tenant and other receivables, net of allowance of $18,363 and $18,637 in 2018 and 2017, respectively	49,552	57,644
Related party receivables	31,305	23,039
Deferred rents receivable, net of allowance of $16,897and $17,207 in 2018 and 2017, respectively	320,547	365,337
Debt and preferred equity investments, net of discounts and deferred origination fees of $24,998 and $25,507 in 2018 and 2017, respectively	2,085,871	2,114,041
Investments in unconsolidated joint ventures	3,034,596	2,362,989
Deferred costs, net	195,557	226,201
Other assets	360,556	310,688
Total assets (1)	$13,380,870	$13,982,904
Liabilities
Mortgages and other loans payable, net	$2,433,994	$2,837,282
Revolving credit facility, net	—	30,336
Unsecured term loan, net	1,491,922	1,491,575
Unsecured notes, net	1,396,320	1,395,939
Accrued interest payable	36,808	38,142
Other liabilities	103,654	188,005
Accounts payable and accrued expenses	131,797	137,142
Deferred revenue	177,896	208,119
Capital lease obligations	43,029	42,843
Deferred land leases payable	3,403	3,239
Dividend and distributions payable	82,337	85,138
Security deposits	64,647	67,927
Liabilities related to assets held for sale	42	4,074
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,065,849	6,629,761
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,715 and 4,453 limited partner common units outstanding at March 31, 2018 and December 31, 2017, respectively)	475,807	461,954
Preferred units	301,585	301,735

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2018 and December 31, 2017	221,932	221,932
SL Green partners' capital (939 and 973 general partner common units and 88,196 and 91,831 limited partner common units outstanding at March 31, 2018 and December 31, 2017, respectively)	6,237,280	5,984,557
Accumulated other comprehensive income	28,573	18,604
Total SLGOP partners' capital	6,487,785	6,225,093
Noncontrolling interests in other partnerships	49,844	364,361
Total capital	6,537,629	6,589,454
Total liabilities and capital	$13,380,870	$13,982,904

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $174.8 million and $398.0 million of land, $0.3 billion and $1.4 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $29.8 million and $330.9 million of accumulated depreciation, $706.0 million and $221.0 million of other assets included in other line items, $134.4 million and $628.9 million of real estate debt, net, $0.4 million and $2.5 million of accrued interest payable, $43.0 million and $42.8 million of capital lease obligations, and $17.7 million and $56.8 million of other liabilities included in other line items as of March 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenue, net	$215,369	$281,329
Escalation and reimbursement	26,399	44,192
Investment income	45,290	40,299
Other income	14,637	11,561
Total revenues	301,695	377,381
Expenses
Operating expenses, including related party expenses of $3,834 in 2018 and $4,173 in 2017.	59,782	74,506
Real estate taxes	45,661	61,068
Ground rent	8,308	8,308
Interest expense, net of interest income	47,916	65,622
Amortization of deferred financing costs	3,537	4,761
Depreciation and amortization	69,388	94,134
Transaction related costs	162	133
Marketing, general and administrative	23,528	24,143
Total expenses	258,282	332,675
Income before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities	43,413	44,706
Equity in net income from unconsolidated joint ventures	4,036	6,614
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(6,440)	2,047
Purchase price and other fair value adjustments	49,293	—
Gain on sale of real estate, net	23,521	567
Depreciable real estate reserves	—	(56,272)
Gain on sale of investment in marketable securities	—	3,262
Net income	113,823	924
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	(198)	17,491
Preferred units distributions	(2,849)	(2,850)
Net income attributable to SLGOP	110,776	15,565
Perpetual preferred unit distributions	(3,738)	(3,738)
Net income attributable to SLGOP common unitholders	$107,038	$11,827

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Amounts attributable to SLGOP common unitholders:
Income before depreciable real estate reserves and gains on sale and fair value adjustments	$40,664	$65,485
Purchase price and other fair value adjustments	49,293	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(6,440)	2,047
Gain on sale of real estate, net	23,521	567
Depreciable real estate reserves	—	(56,272)
Net income attributable to SLGOP common unitholders	$107,038	$11,827
Basic earnings per unit:
Income before depreciable real estate reserves and gains on sale and fair value adjustments	$0.43	$0.62
Purchase price and other fair value adjustments	0.52	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(0.07)	0.02
Gain on sale of real estate, net	0.24	0.01
Depreciable real estate reserves	—	(0.54)
Net income attributable to SLGOP common unitholders	$1.12	$0.11
Diluted earnings per unit:
Income before depreciable real estate reserves and gains on sale and fair value adjustments	$0.43	$0.62
Purchase price and other fair value adjustments	0.52	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(0.07)	0.02
Gain on sale of real estate, net	0.24	0.01
Depreciable real estate reserves	—	(0.54)
Net income attributable to SLGOP common unitholders	$1.12	$0.11

Dividends per unit	$0.8125	$0.775
Basic weighted average common units outstanding	95,203	105,250
Diluted weighted average common units and common unit equivalents outstanding	95,256	105,554

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$113,823	$924
Other comprehensive income (loss):
Change in net unrealized gain on derivative instruments, including SLGOP's share of joint venture net unrealized gain on derivative instruments	10,913	(1,075)
Change in unrealized gain on marketable securities	(325)	(4,750)
Other comprehensive income (loss)	10,588	(5,825)
Comprehensive income (loss)	124,411	(4,901)
Net (loss) income attributable to noncontrolling interests	(198)	17,491
Other comprehensive (loss) income attributable to noncontrolling interests	(619)	199
Comprehensive income attributable to SLGOP	$123,594	$12,789

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$221,932	92,803	$5,984,557	$18,604	$364,361	$6,589,454
Cumulative adjustment upon adoption of ASC 610-20			570,524			570,524
Balance at January 1, 2018	$221,932	92,803	$6,555,081	$18,604	$364,361	$7,159,978
Net income			105,504		198	105,702
Other comprehensive income				9,969		9,969
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		1	42			42
Reallocation of noncontrolling interests in the operating partnership			3,645			3,645
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(19)	3,102			3,102
Repurchases of common stock		(3,654)	(354,744)			(354,744)
Contribution to consolidated joint venture interests					157	157
Deconsolidation of partially owned entity					(314,596)	(314,596)
Contributions - proceeds from stock options exercised		4	729			729
Cash distributions to noncontrolling interests					(276)	(276)
Cash distributions declared ($0.8125 per common unit, none of which represented a return of capital for federal income tax purposes)			(72,341)			(72,341)
Balance at March 31, 2018	$221,932	89,135	$6,237,280	$28,573	$49,844	$6,537,629

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$113,823	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,925	98,895
Equity in net income from unconsolidated joint ventures	(4,036)	(6,614)
Distributions of cumulative earnings from unconsolidated joint ventures	7,510	5,468
Equity in net loss (gain) on sale of interest in unconsolidated joint venture interest/real estate	6,440	(2,047)
Purchase price and other fair value adjustments	(49,293)	—
Depreciable real estate reserves	—	56,272
Gain on sale of real estate, net	(23,521)	(567)
Gain on sale of investments in marketable securities	—	(3,262)
Deferred rents receivable	(3,120)	(11,722)
Other non-cash adjustments	12,155	23,245
Changes in operating assets and liabilities:
Tenant and other receivables	(1,847)	1,272
Related party receivables	(4,567)	(3,211)
Deferred lease costs	(7,679)	(9,421)
Other assets	(47,826)	(45,356)
Accounts payable, accrued expenses, other liabilities and security deposits	18,890	(16,327)
Deferred revenue and land leases payable	4,692	25,600
Net cash provided by operating activities	94,546	113,149
Investing Activities
Acquisitions of real estate property	(1,276)	—
Additions to land, buildings and improvements	(51,631)	(101,090)
Acquisition deposits and deferred purchase price	(3,020)	—
Investments in unconsolidated joint ventures	(51,158)	(8,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	142,694	37,811
Net proceeds from disposition of real estate/joint venture interest	409,867	3,000
Proceeds from sale or redemption of marketable securities	—	54,363
Other investments	(21,687)	21,721
Origination of debt and preferred equity investments	(229,428)	(402,453)
Repayments or redemption of debt and preferred equity investments	261,641	411,969
Net cash provided by investing activities	456,002	17,321

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Financing Activities
Proceeds from mortgages and other loans payable	$99,115	$778,445
Repayments of mortgages and other loans payable	(9,406)	(680,572)
Proceeds from revolving credit facility and senior unsecured notes	455,000	277,800
Repayments of revolving credit facility and senior unsecured notes	(495,000)	(277,800)
Proceeds from stock options exercised and DRIP issuance	771	8,808
Repurchase of common stock	(382,679)	(102)
Redemption of preferred stock	(150)	—
Distributions to noncontrolling interests in other partnerships	(276)	(469)
Contributions from noncontrolling interests in other partnerships	157	31,947
Distributions paid on common and preferred units	(85,570)	(87,716)
Tax withholdings related to restricted share awards	(3,842)	(3,816)
Deferred loan costs and capitalized lease obligation	(429)	(7,712)
Net cash (used in) provided by financing activities	(422,309)	38,813
Net increase in cash, cash equivalents, and restricted cash	128,239	169,283
Cash, cash equivalents, and restricted cash at beginning of year	250,026	369,967
Cash, cash equivalents, and restricted cash at end of period	$378,265	$539,250

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$15,448	$18,240
Redemption of units in the Operating Partnership for stock	—	13,112
Derivative instruments at fair value	6,937	4,734
Tenant improvements and capital expenditures payable	15,952	7,087
Fair value adjustment to noncontrolling interest in Operating Partnership	3,645	15,548
Deconsolidation of subsidiaries	298,403	—
Transfer of assets related to assets held for sale	—	54,694
Transfer of liabilities related to assets held for sale	—	43
Deferred leasing payable	1,203	1,455
Removal of fully depreciated commercial real estate properties	106,142	2,043
Share repurchase payable	27,935	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$288,808	$468,035
Restricted cash	89,457	71,215
Total cash, cash equivalents, and restricted cash	$378,265	$539,250

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2018
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2018, noncontrolling investors held, in the aggregate, a 5.02% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements".
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of March 31, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	20		12,387,091	11	12,165,164	31	24,552,255	94.2%
	Retail	4	(2)	302,583	9	347,970	13	650,553	94.2%
	Development/Redevelopment	8		318,985	3	416,214	11	735,199	44.4%
	Fee Interest	1		176,530	1	—	2	176,530	100.0%
		33		13,185,189	24	12,929,348	57	26,114,537	92.8%
Suburban	Office	20	(3)	3,013,200	2	640,000	22	3,653,200	83.1%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	—%
		22		3,066,200	3	640,000	25	3,706,200	83.3%
Total commercial properties		55		16,251,389	27	13,569,348	82	29,820,737	91.6%
Residential:
Manhattan	Residential	3	(2)	472,105	10	2,156,751	13	2,628,856	88.9%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	10	2,156,751	13	2,628,856	88.9%
Total portfolio		58		16,723,494	37	15,726,099	95	32,449,593	91.4%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which are classified as held for sale at March 31, 2018.
As of March 31, 2018, we also managed an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2018 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Subsequent Events
In May 2018, the Company was the successful bidder for the leasehold interest at 2 Herald Square, at the foreclosure of the asset. The Company had purchased notes receivable secured by 2 Herald Square in April and May 2017. The loans were in maturity default at the time of acquisition and subsequently put on non-accrual in August 2017. No impairment had been recorded as the Company believed that the fair value of the property exceeded the carrying amount of the loans. The Company also reached an agreement to joint venture the asset with an Israeli-based institutional investor, subsequent to closing on the acquisition.
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
We recognized $2.4 million and $4.8 million of rental revenue for the three months ended March 31, 2018 and 2017 respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. For the three months ended March 31, 2018 and 2017, we recognized as a reduction to interest expense the amortization of above-market rate mortgages of $0.0 million and $0.7 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Identified intangible assets (included in other assets):
Gross amount	$282,288	$325,880
Accumulated amortization	(241,043)	(277,038)
Net(1)	$41,245	$48,842
Identified intangible liabilities (included in deferred revenue):
Gross amount	$359,469	$540,283
Accumulated amortization	(256,685)	(402,583)
Net(1)	$102,784	$137,700

(1)
As of March 31, 2018 and December 31, 2017, $0.1 million and $13.9 million, respectively and $0.1 million and $4.1 million, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of March 31, 2018, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale debt securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The Company adopted ASU 2016-01 effective January 1, 2018 which required entities to measure investments in equity securities at fair value and recognize any changes in fair value in net income. Upon adoption we did not hold investments in equity securities and therefore did not record a cumulative-effect adjustment. We did not hold investments in equity securities as of March 31, 2018.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At March 31, 2018 and December 31, 2017, we held the following marketable securities (in thousands):

	March 31, 2018	December 31, 2017
Commercial mortgage-backed securities	$28,252	$28,579
Total marketable securities available-for-sale	$28,252	$28,579
The cost basis of the commercial mortgage-backed securities was $27.5 million at both March 31, 2018 and December 31, 2017. These securities mature at various times through 2035. We held no equity marketable securities as of March 31, 2018 and December 31, 2017.
During the three months ended March 31, 2018, we did not dispose of any marketable securities. During the three months ended March 31, 2017, we disposed of marketable securities for aggregate net proceeds of $54.4 million and realized a gain of $3.3 million, which is included in gain on sale of investment in marketable securities on the consolidated statements of operations.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Reserve for Possible Credit Losses
The reserve for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered include geographic trends, product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish a provision for possible credit loss on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three months ended March 31, 2018 and 2017.
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
During the three months ended March 31, 2018, we recorded Federal, state and local tax provisions of $0.5 million.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the ‘‘Tax Act’’) was signed into law and makes substantial changes to the Code. Many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. The Tax Act has not had a material impact on our financial statements.
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
March 31, 2018
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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Credit Suisse Securities (USA), Inc., who accounts for 8.2% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at March 31, 2018. For the three months ended March 31, 2018, 7.3%, 7.3%, 6.3%, 5.8% and 5.7% of our annualized cash rent was attributable to 11 Madison Avenue, 1185 Avenue of the Americas, 420 Lexington Avenue, 1515 Broadway, and One Madison Avenue respectively. Annualized cash rent for all other consolidated properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In February 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments- Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. These amendments provide additional guidance related to equity securities without a readily determinable fair value, forward contracts and options purchased on those equity securities and fair value option liabilities. The guidance will be effective for the Company in the interim period beginning after June 15, 2018. The Company has not yet adopted this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements when the new standard is implemented.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The amendments in the new standard will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standard will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has not yet adopted the guidance, and does not expect a material impact on the Company’s consolidated financial statements when the new standard is implemented.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The guidance clarifies the changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in Topic 718. The Company adopted the guidance on January 1, 2018 and it had no impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash. As a result, entities will no longer present transfers between these items on the statement of cash flows. The Company adopted the guidance on January 1, 2018 and has included the changes in restricted cash when reconciling the beginning-of-period and end-of-period total amounts on the statement of cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 15, 2018. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

leases. The accounting applied by a lessor is largely unchanged from that applied under the previous standard. However, the presentation and disclosure in the financial statements of non-lease components such as charges to tenants for a building’s operating expenses has been updated. In January 2018, the FASB issued an exposure draft, Leases (Topic 842) Targeted Improvements, which would provide lessors with a practical expedient to not separate non-lease components from the related lease component under certain conditions. At the March 2018 Board meeting, the Board approved an amendment to the practical expedient. We anticipate the majority of our leases would qualify for the amended practical expedient. We expect this amended guidance to be finalized in 2018 and, as a result, we would adopt the practical expedient. Another impact is the measurement and presentation of ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. The Company is currently quantifying these impacts. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance January 1, 2019 and will apply the modified retrospective approach.
In January 2016, the FASB issued ASU 2016-01 (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value through earnings, to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income, use the exit price notion when measuring an instrument’s fair value for disclosure and to separately present financial assets and liabilities by measurement category and form of instrument on the balance sheet or in the notes to the financial statements. The Company adopted the guidance effective January 1, 2018, and it had no impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (ASU 2014-09). The FASB also issued implementation guidance in March 2016, April 2016 and May 2016 - ASU’s 2016-08, 2016-10 and 2016-12, respectively. The Company adopted this guidance on January 1, 2018. Since the Company’s revenue is related to leasing activities, the adoption of this guidance did not have a material impact on the consolidated financial statements. The new guidance is applicable to service contracts with joint ventures for which the Company earns property management fees, leasing commissions and development and construction fees. The adoption of this new guidance did not change the accounting for these fees as the pattern of recognition of revenue does not change with the new guidance. We will continue to recognize revenue over time on these contracts because the customer simultaneously receives and consumes the benefits provided by our performance.
In February 2017, the FASB issued ASU No. 2017-05 to clarify the scope of asset derecognition guidance in Subtopic 610-20, which also provided guidance on accounting for partial sales of nonfinancial assets.  Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09.  The Company adopted this guidance on January 1, 2018, and applied the modified retrospective approach. The Company elected to adopt the practical expedient under ASC 606, Revenue from Contracts with Customers, which allows an entity to apply the guidance only to contracts with non-customers that are open based on ASU 360-20, Real Estate Sales, (i.e. failed sales) as of the adoption date.   The Company had one open contract in 2017 with a non-customer that was evaluated under ASC 610-20.  The Company entered into an agreement to sell a portion of their interest in an entity that held a controlling interest in the property at 1515 Broadway.  Upon execution of the agreement in 2017, the transaction was evaluated under ASC 360-20, Real Estate Sales, and did not meet the criteria for sale accounting.  Upon adoption of ASC 606, this contract met the criteria for sale accounting under ASC 610-20. Through the sale, the Company no longer retains a controlling interest, as defined in ASC 810, Consolidation, and the impact of this adjustment is a gain of $0.6 billion from the sale of the partial interest and related step-up in basis to fair value of the non-controlling interest retained. This was recorded in the first quarter of 2018 as an adjustment to beginning retained earnings.
3. Property Acquisitions
During the three months ended March 31, 2018, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended March 31, 2018, we entered into agreements to sell the properties at 1-6 International Drive in Rye Brook, NY for a sale price of $55.0 million and the properties at 115-117 Stevens Avenue in Valhalla, New York, for a sales price of $12.0 million. We closed on the sale of 115-117 Stevens Avenue in May 2018.
As of March 31, 2018, 1-6 International Drive and 115-117 Stevens Avenue were classified as held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

In May 2018, we reached an agreement to sell the fee interest at 635 Madison Avenue for a sales price of $151 million. We expect to record a $14 million charge in connection with the sale, which will be included in depreciable real estate reserves. The transaction, subject to certain closing conditions, is expected to be completed during the third quarter of 2018.
Property Dispositions
The following table summarizes the properties sold during the three months ended March 31, 2018:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (in millions)
600 Lexington Avenue(2)	January 2018	Fee Interest	303,515	$305.0	$23.8

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)	Gain on sale amounts do not include adjustments for expenses recorded in subsequent periods.
5. Debt and Preferred Equity Investments
Below is the rollforward analysis of the activity relating to our debt and preferred equity investments for the three months ended March 31, 2018 and the twelve months ended December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Balance at beginning of period (1)	$2,114,041	$1,640,412
Debt investment originations/accretion (2)	233,370	1,142,591
Preferred equity investment originations/accretion (2)	2,074	144,456
Redemptions/sales/syndications/amortization (3)	(263,614)	(813,418)
Balance at end of period (1)	$2,085,871	$2,114,041

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

Debt Investments
As of March 31, 2018 and December 31, 2017, we held the following debt investments with an aggregate weighted average current yield of 9.19%, excluding our investment in Two Herald Square, at March 31, 2018 (in thousands):

Loan Type	March 31, 2018 Future Funding Obligations	March 31, 2018 Senior Financing	March 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Jr. Mortgage Loan(3)	$—	$—	$250,464	$250,464	April 2017
Mortgage Loan(4)	—	—	26,380	26,366	February 2019
Mortgage Loan	—	—	201	239	August 2019
Mezzanine Loan(5a)	—	1,160,000	206,230	204,005	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,918	24,913	April 2022
Mezzanine Loan	—	280,000	35,074	34,600	August 2022
Mezzanine Loan	—	86,580	12,701	12,699	November 2023
Mezzanine Loan(5b)	—	115,000	12,934	12,932	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,657,500	55,250	55,250	June 2027
Total fixed rate	$—	$3,896,080	$672,652	$669,968
Floating Rate Investments:
Mezzanine Loan(6)	—	40,000	19,999	19,982	April 2018

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Loan Type	March 31, 2018 Future Funding Obligations	March 31, 2018 Senior Financing	March 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan(6)	—	75,014	23,346	34,947	April 2018
Mezzanine Loan	523	20,523	10,952	10,934	August 2018
Mortgage/Mezzanine Loan	—	—	19,965	19,940	August 2018
Mezzanine Loan	—	65,000	14,973	14,955	August 2018
Mortgage/Mezzanine Loan	—	—	16,980	16,969	September 2018
Mezzanine Loan	—	37,500	14,908	14,855	September 2018
Mortgage/Mezzanine Loan	391	—	23,609	23,609	October 2018
Mezzanine Loan	2,325	45,025	34,975	34,879	October 2018
Mezzanine Loan(5c)	—	85,000	15,327	15,381	December 2018
Mezzanine Loan(5d)	—	65,000	14,816	14,869	December 2018
Mezzanine Loan	—	33,000	26,947	26,927	December 2018
Mezzanine Loan	—	175,000	59,797	59,723	December 2018
Mezzanine Loan	—	45,000	12,192	12,174	January 2019
Mezzanine Loan	4,493	27,852	9,457	8,550	January 2019
Mezzanine Loan(5e)(7)	795	—	15,150	15,148	March 2019
Mezzanine Loan	—	38,000	21,951	21,939	March 2019
Mezzanine Loan	—	175,000	37,307	37,250	April 2019
Mezzanine Loan	—	265,000	24,862	24,830	April 2019
Mortgage/Jr. Mortgage Participation Loan	24,587	208,094	74,944	71,832	August 2019
Mezzanine Loan	2,034	189,829	37,867	37,851	September 2019
Mortgage/Mezzanine Loan	22,570	—	146,517	143,919	September 2019
Mezzanine Loan	—	350,000	34,773	34,737	October 2019
Mortgage/Mezzanine Loan	1,792	—	66,026	—	December 2019
Mortgage/Mezzanine Loan	21,303	—	48,245	43,845	January 2020
Mezzanine Loan	1,592	568,461	77,927	75,834	January 2020
Mortgage Loan	16,038	—	83,465	—	February 2020
Mezzanine Loan	5,993	294,036	48,490	—	March 2020
Mezzanine Loan	6,654	35,112	11,539	11,259	July 2020
Mezzanine Loan	47,557	326,552	79,477	75,428	November 2020
Mortgage and Mezzanine Loan	40,798	—	90,789	88,989	December 2020
Mortgage and Mezzanine Loan	—	—	35,179	35,152	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,642	15,635	July 2021
Mortgage/Mezzanine Loan(8)	—	—	—	162,553	—
Mezzanine Loan(8)	—	—	—	74,755	—
Total floating rate	$199,445	$3,223,998	$1,268,393	$1,299,650
Total	$199,445	$7,120,078	$1,941,045	$1,969,618

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
These loans were purchased at par in April and May 2017 and were in maturity default at the time of acquisition. At the time the loans were purchased, the Company expected to collect all contractually required payments, including interest. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. No impairment was recorded as the Company believes that the fair value of the property exceeds the carrying amount of the loans. As of March 31, 2018, the loans had an outstanding principal balance of $250.5 million and an accrued interest balance of $7.7 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition, is currently on non-accrual status and has no carrying value.

(5)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.3 million, (b) $12.0 million, (c) $14.6 million, (d) $14.1 million, and (e) $5.1 million.

(6)	This loan was extended in April 2018.

(7)	This loan was extended in March 2018.

(8)	This loan was repaid in February 2018.

Preferred Equity Investments
As of March 31, 2018 and December 31, 2017, we held the following preferred equity investments with an aggregate weighted average current yield of 6.97% at March 31, 2018 (in thousands):

Type	March 31, 2018 Future Funding Obligations	March 31, 2018 Senior Financing	March 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Preferred Equity	$—	$272,000	$144,826	$144,423	April 2021
Total	$—	$272,000	$144,826	$144,423

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
At March 31, 2018 and December 31, 2017, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a mortgage and junior mortgage participation that were purchased in maturity default in May 2017 and April 2017, respectively, as discussed in subnote 3 of the Debt Investments table above and a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at March 31, 2018 and 2017 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $88.0 million and $65.5 million at March 31, 2018 and December 31, 2017, respectively. No financing receivables were 90 days past due at March 31, 2018, with the exception of a mortgage and junior mortgage participation purchased in maturity default in May 2017 and April 2017, respectively, as discussed in subnote 3 of the Debt Investments table above.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2018 and December 31, 2017, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, One Vanderbilt, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $631.4 million and $606.2 million as of March 31, 2018 and December 31, 2017, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of March 31, 2018:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Property	Partner	Ownership Interest(1)	Economic Interest(1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	February 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
919 Third Avenue(3)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000	January 2007	1,256,727
1745 Broadway(4)	Ivanhoe Cambridge, Inc.	56.87%	56.87%	674,000	April 2007	520,000
Jericho Plaza(5)	Onyx Equities/Credit Suisse	11.67%	11.67%	640,000	April 2007	210,000
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
3 Columbus Circle(6)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(7)	Jeff Sutton	50.00%	50.00%	57,718	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,010	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(8)	Private Investors	32.28%	32.28%	13,069	December 2012	75,000
650 Fifth Avenue(9)	Jeff Sutton	50.00%	50.00%	69,214	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street Brooklyn, New York(10)	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio(11)	Various	Various	Various	1,439,016	February 2015	36,668
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000	August 2016	2,605,000
333 East 22nd Street	Private Investors	33.33%	33.33%	26,926	August 2016	—
400 E 57th Street(12)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482	October 2016	170,000
One Vanderbilt(13)	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—	January 2017	3,310,000
Mezzanine Loan(14)	Private Investors	33.33%	33.33%	—	May 2017	15,000
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725	October 2017	1,725,000
1515 Broadway(15)	Allianz Real Estate of America	56.87%	56.87%	1,750,000	November 2017	1,950,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of March 31, 2018. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
Acquisition date and price represent the date on which the Company initially acquired an interest in the joint venture and the actual or implied gross purchase price for the joint venture on that date. Acquisition date and price are not adjusted for subsequent acquisitions or dispositions of interest.

(3)
In January 2018, the partnership agreement for our investment was modified resulting in the Company no longer having a controlling interest in this investment. As a result the investment was deconsolidated as of January 1, 2018. The Company recorded its non-controlling interest at fair value resulting in a $49.3 million fair value adjustment in the consolidated statement of operations. This fair value was allocated to the assets and liabilities, including identified intangibles of the property.

(4)	In April 2018, the Company entered into an agreement to sell its interest in 1745 Broadway. The transaction is expected to close in the second quarter of 2018.

(5)	In April 2018, the Company entered into an agreement to sell its interest in Jericho Plaza. The transaction is expected to close in the second quarter of 2018.

(6)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns floors three through eight at the property. Because the joint venture has an option to repurchase these floors, the gain associated with this sale was deferred.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

(7)
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

(10)	In April 2018, the Company, together with its joint venture partners, closed on the sale of this property.

(11)
In February and March 2018, the Company, together with its joint venture partner, closed on the sale of two properties from the Stonehenge Portfolio. These sales are further described under Sale of Joint Venture Interest of Properties below.

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

(13)
The partners have committed aggregate equity totaling no less than $525 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 29.0%. At March 31, 2018 the total of the two partners' ownership interests based on equity contributed was 6.84%.

(14)
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

(15)
In November 2017, the Company sold a 30% interest in 1515 Broadway to affiliates of Allianz Real Estate. The sale did not meet the criteria for sale accounting and as a result the property was accounted for under the profit sharing method at December 31, 2017. The Company achieved sale accounting upon adoption of ASC 610-20 in January 2018 and recorded a $0.6 billion gain from the sale of the partial interest and related step-up in basis to fair value of the retained non-controlling interest as an adjustment to beginning retained earnings based on the application of the modified retrospective adoption approach. The Company closed on the sale of an additional 13% interest in the property to Allianz in February 2018.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of March 31, 2018 and December 31, 2017, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	March 31, 2018	December 31, 2017	Maturity Date
Mezzanine Loan(1)	$44,751	$44,823	February 2022
Mezzanine Loan(2)	27,628	26,716	July 2036
Mezzanine Loan and Preferred Equity(3)	—	100,000
	$72,379	$171,539

(1)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP.

(2)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.

(3)	The mezzanine loan was repaid and the preferred equity interest was redeemed in March 2018.

Sale of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the three months ended March 31, 2018:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Loss on Sale (in thousands)(2)
1274 Fifth Avenue(3)	9.83%	February 2018	Property	$44,100	$(362)
1515 Broadway(4)	13.00%	February 2018	Ownership Interest	1,950,000	—
Stonehenge Village(3)	5.00%	March 2018	Property	287,000	(5,701)

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents the Company's share of the loss.

(3)	Property was part of the Stonehenge Portfolio.

(4)	Our investment in 1515 Broadway was marked to fair value on January 1, 2018 upon adoption of ASC 610-20.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2018 and December 31, 2017, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		March 31, 2018	December 31, 2017
Fixed Rate Debt:
521 Fifth Avenue	50.50%	November 2019		3.73%	$170,000	$170,000
717 Fifth Avenue (3)	10.92%	July 2022		4.45%	300,000	300,000
717 Fifth Avenue (3)	10.92%	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (4)	50.00%	October 2022		4.46%	210,000	210,000
650 Fifth Avenue (4)	50.00%	October 2022		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023		5.12%	500,000	—
3 Columbus Circle	48.90%	March 2025		3.61%	350,000	350,000
1515 Broadway	56.87%	March 2025		3.93%	868,309	872,528
11 Madison Avenue	60.00%	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026		3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026		3.00%	100,000	100,000
Worldwide Plaza	24.35%	November 2027		3.98%	1,200,000	1,200,000
Stonehenge Portfolio (5)	Various	Various		4.25%	306,990	357,282
Total fixed rate debt					$6,014,627	$5,569,138
Floating Rate Debt:
175-225 Third Street (6)	95.00%	June 2018	Prime+	1.00%	$40,000	$40,000
Jericho Plaza (7)	11.67%	March 2019	L+	4.15%	81,922	81,099
724 Fifth Avenue (8)	50.00%	April 2019	L+	2.42%	275,000	275,000
280 Park Avenue	50.00%	September 2019	L+	1.73%	1,200,000	1,200,000
121 Greene Street	50.00%	November 2019	L+	1.50%	15,000	15,000
1745 Broadway (9)	56.87%	January 2020	L+	1.85%	345,000	345,000
10 East 53rd Street	55.00%	February 2020	L+	2.25%	170,000	170,000
131-137 Spring Street	20.00%	August 2020	L+	1.55%	141,000	141,000
1552 Broadway	50.00%	October 2020	L+	2.65%	195,000	195,000
55 West 46th Street (10)	25.00%	November 2020	L+	2.13%	172,511	171,444
11 West 34th Street	30.00%	January 2021	L+	1.45%	23,000	23,000
100 Park Avenue	49.90%	February 2021	L+	1.75%	360,000	360,000
One Vanderbilt (11)	71.01%	September 2021	L+	3.50%	375,000	355,535
605 West 42nd Street	20.00%	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	1 Year Treasury+	2.75%	1,628	1,648
Stonehenge Portfolio	Various	January 2021	L+	1.40%	38,000	55,340
Total floating rate debt					$3,983,061	$3,979,066
Total joint venture mortgages and other loans payable					$9,997,688	$9,548,204
Deferred financing costs, net					(120,809)	(136,103)
Total joint venture mortgages and other loans payable, net					$9,876,879	$9,412,101

(1)
Economic interest represents the Company's interests in the joint venture as of March 31, 2018. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

(2)
Interest rates as of March 31, 2018, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	These loans are comprised of a $210.0 million fixed rate mortgage loan and $65.0 million fixed rate mezzanine loan.

(5)	Amount is comprised of $136.4 million and $170.6 million in fixed-rate mortgages that mature in August 2019 and June 2024, respectively.

(6)	In April 2018, along with our joint venture partner, we closed on the sale of the property.

(7)	The property secures a two year $100.0 million loan, of which $81.9 million is currently outstanding. In March 2018, we exercised a 12-month extension option.

(8)	In April 2018, we exercised a 12-month extension option.

(9)	This loan has a committed amount of $375.0 million, of which $30.0 million was unfunded as of March 31, 2018.

(10)	This loan has a committed amount of $195.0 million, of which $22.5 million was unfunded as of March 31, 2018.

(11)
This loan is a $1.5 billion construction facility, which bears interest at 350 basis points over 30-day LIBOR, with reductions based on meeting certain conditions, and has an initial five-year term with two one-year extension options. Advances under the loan are subject to incurred costs, funded equity, loan to value thresholds, and entering into construction contracts.

We act as the operating partner and day-to-day manager for all our joint ventures, except for Worldwide Plaza, 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 175-225 Third Street, 605 West 42nd Street, 400 East 57th Street, and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $3.8 million and $5.4 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2018 and 2017, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018	December 31, 2017
Assets (1)
Commercial real estate property, net	$14,652,483	$12,822,133
Cash and restricted cash	452,648	494,909
Tenant and other receivables, related party receivables, and deferred rents receivable, net of allowance	359,396	349,944
Debt and preferred equity investments, net	103,379	202,539
Other assets	2,361,367	1,407,806
Total assets	$17,929,273	$15,277,331
Liabilities and equity (1)
Mortgages and other loans payable, net	$9,876,879	$9,412,101
Deferred revenue/gain	1,911,564	985,648
Other liabilities	493,369	411,053
Members' equity	5,647,461	4,468,529
Total liabilities and members' equity	$17,929,273	$15,277,331
Company's investments in unconsolidated joint ventures	$3,034,596	$2,362,989

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

The combined statements of operations for the unconsolidated joint ventures, for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenues	$320,941	$216,521
Operating expenses	59,773	38,794
Ground rent	4,393	4,251
Real estate taxes	57,027	34,939
Interest expense, net of interest income	89,741	55,328
Amortization of deferred financing costs	5,116	6,505
Transaction related costs	—	89
Depreciation and amortization	105,080	71,164
Total expenses	321,130	211,070
Net (loss) income before gain on sale (1)	$(189)	$5,451
Company's equity in net income from unconsolidated joint ventures (1)	$4,036	$6,614

(1)
The combined statements of operation and the Company's equity in net income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

7. Deferred Costs
Deferred costs at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred leasing costs	$415,824	$443,341
Less: accumulated amortization	(220,267)	(217,140)
Deferred costs, net	$195,557	$226,201

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at March 31, 2018 and December 31, 2017, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)		March 31, 2018	December 31, 2017
Fixed Rate Debt:
Unsecured Loan	June 2018		4.81%	$16,000	$16,000
One Madison Avenue	May 2020		5.91%	477,843	486,153
762 Madison Avenue	February 2022		5.00%	771	771
100 Church Street	July 2022		4.68%	216,240	217,273
420 Lexington Avenue	October 2024		3.99%	300,000	300,000
400 East 58th Street (2)	November 2026		3.00%	40,000	40,000
Landmark Square	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027		3.58%	36,300	36,363
315 West 33rd Street	February 2027		4.17%	250,000	250,000
Series J Preferred Units (4)	April 2051		3.75%	4,000	4,000
919 Third Avenue (5)				—	500,000
Total fixed rate debt				$1,891,154	$2,400,560
Floating Rate Debt:
183, 187 Broadway & 5-7 Dey Street	May 2018	L+	2.70%	$58,000	$58,000
2017 Master Repurchase Agreement	June 2018	L+	2.23%	189,883	90,809
719 Seventh Avenue	February 2019	L+	3.05%	42,143	41,622
220 East 42nd Street	October 2020	L+	1.60%	275,000	275,000
Total floating rate debt				$565,026	$465,431
Total fixed rate and floating rate debt				$2,456,180	$2,865,991
Mortgages reclassed to liabilities related to assets held for sale				—	—
Total mortgages and other loans payable				$2,456,180	$2,865,991
Deferred financing costs, net of amortization				(22,186)	(28,709)
Total mortgages and other loans payable, net				$2,433,994	$2,837,282

(1)
Interest rate as of March 31, 2018, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(2)	The loan carries a fixed interest rate of 300 basis points for the first five years and is prepayable without penalty at the end of year five.

(3)
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

(5)	Our investment in the property was deconsolidated as of January 1, 2018. See Note 6, "Investments in Unconsolidated Joint Ventures".
At March 31, 2018 and December 31, 2017, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $3.5 billion and $4.8 billion, respectively.
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
March 31, 2018
(unaudited)

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
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. At March 31, 2018, the facility had an outstanding balance of $189.5 million, net of deferred financing costs.
In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and has an initial two-year term, with a one year extension option. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance is less than $150.0 million. At March 31, 2018, the facility had no outstanding balance and a carrying value of $(0.6) million, representing deferred financing costs presented within other liabilities.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of March 31, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2018, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At March 31, 2018, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2018, the facility fee was 20 basis points.
As of March 31, 2018, we had $11.8 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.5 billion under the 2017 credit facility. At March 31, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $(9.2) million and $30.3 million, respectively, net of deferred financing costs. The March 31, 2018 carrying value represents deferred financing costs and is presented within other liabilities. At March 31, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility. ROP is a guarantor under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2018 and December 31, 2017, respectively, by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2018 Unpaid Principal Balance	March 31, 2018 Accreted Balance	December 31, 2017 Accreted Balance	Coupon Rate (1)	Initial Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,972	$249,953	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	10	March 2020
October 5, 2017 (3)	500,000	499,514	499,489	3.25%	5	October 2022
November 15, 2012 (4)	300,000	304,920	305,163	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	10	December 2025
	$1,400,000	$1,404,406	$1,404,605
Deferred financing costs, net		(8,086)	(8,666)
	$1,400,000	$1,396,320	$1,395,939

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(3)	Issued by the Operating Partnership with the Company and ROP as guarantors.

(4)
In October 2017, the Company, the Operating Partnership and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2018 and 2017, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2018, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2018	$28,555	$74,000	$—	$—	$—	$250,000	$352,555	$45,477
2019	42,271	42,143	—	—	—	—	84,414	262,460
2020	23,466	869,414	—	—	—	250,000	1,142,880	471,714
2021	11,638	—	—	—	—	—	11,638	454,571
2022	9,430	198,555	—	—	—	800,000	1,007,985	220,759
Thereafter	16,591	1,140,117	—	1,500,000	100,000	100,000	2,856,708	2,878,381
	$131,951	$2,324,229	$—	$1,500,000	$100,000	$1,400,000	$5,456,180	$4,333,362
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense before capitalized interest	$54,918	$72,422
Interest capitalized	(6,686)	(6,279)
Interest income	(316)	(521)
Interest expense, net	$47,916	$65,622
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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $1.0 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $4.0 million and $4.5 million for the three months ended March 31, 2018 and 2017, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

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
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Due from joint ventures	$21,972	$15,025
Other	9,333	8,014
Related party receivables	$31,305	$23,039
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2018 and December 31, 2017, the noncontrolling interest unit holders owned 5.02%, or 4,715,338 units, and 4.58%, or 4,452,979 units, of the Operating Partnership, respectively. As of March 31, 2018, 4,715,338 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2018 and the twelve months ended December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Balance at beginning of period	$461,954	$473,882
Distributions	(3,841)	(14,266)
Issuance of common units	15,448	25,723
Redemption of common units	—	(21,574)
Net income	5,272	3,995
Accumulated other comprehensive income allocation	619	(94)
Fair value adjustment	(3,645)	(5,712)
Balance at end of period	$475,807	$461,954

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
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
March 31, 2018
(unaudited)

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
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of March 31, 2018, no Subsidiary Series B Preferred Units have been issued.
Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership for the three months ended March 31, 2018 and the twelve months ended December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Balance at beginning of period	$301,735	$302,010
Issuance of preferred units	—	—
Redemption of preferred units	(150)	(275)
Balance at end of period	$301,585	$301,735
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2018, 89,135,009 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Stock Repurchase Program
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. In December 2017, our board of directors authorized an increase to the size of this plan by an additional $500 million of our common stock, bringing it to a total of $1.5 billion of shares of our common stock.
At March 31, 2018, repurchases under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be repurchased under the plan (in millions) (1)
2017	8,342,411	$101.64	8,342,411	$652.0
First quarter 2018 (2)	3,653,928	$97.07	11,996,339	$297.2

(1)	Reflective of $1.5 billion plan maximum as of March 31, 2018.

(2)	Includes 142,004 shares of common stock repurchased by the Company in March 2018 that were settled in April 2018.
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
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2018, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
Earnings per Share
SL Green's earnings per share for the three months ended March 31, 2018 and 2017 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2018	2017
Basic Earnings:
Income attributable to SL Green common stockholders	$101,766	$11,351
Effect of Dilutive Securities:
Redemption of units to common shares	5,272	476
Diluted Earnings:
Income attributable to SL Green common stockholders	$107,038	$11,827

	Three Months Ended March 31,
Denominator	2018	2017
Basic Shares:
Weighted average common stock outstanding	90,520	100,643
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,683	4,607
Stock-based compensation plans	53	304
Diluted weighted average common stock outstanding	95,256	105,554

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

SL Green has excluded 1,210,802 and 1,025,419 common stock equivalents from the diluted shares outstanding for the three months ended March 31, 2018 and 2017, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at March 31, 2018 owned 89,135,009 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of March 31, 2018, limited partners other than SL Green owned 5.02%, or 4,715,338 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2018 and 2017, respectively, are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2018	2017
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$107,038	$11,827

	Three Months Ended March 31,
Denominator	2018	2017
Basic units:
Weighted average common units outstanding	95,203	105,250
Effect of Dilutive Securities:
Stock-based compensation plans	53	304
Diluted weighted average common units outstanding	95,256	105,554
The Operating Partnership has excluded 1,210,802 and 1,025,419 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2018 and 2017, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2018, 7.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2018 and the year ended December 31, 2017.

	March 31, 2018	December 31, 2017
Dividend yield	2.85%	2.51%
Expected life	3.5 years	4.4 years
Risk-free interest rate	2.48%	1.73%
Expected stock price volatility	22.00%	28.10%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

A summary of the status of the Company's stock options as of March 31, 2018 and December 31, 2017, and changes during the three months ended March 31, 2018 and year ended December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,548,719	$101.48	1,737,213	$98.44
Granted	6,000	97.91	174,000	105.66
Exercised	(4,000)	88.91	(292,193)	81.07
Lapsed or canceled	(18,799)	111.39	(70,301)	121.68
Balance at end of period	1,531,920	$101.37	1,548,719	$101.48
Options exercisable at end of period	1,040,103	$98.25	800,902	$94.33
Total fair value of options granted during the period	$84,068		$3,816,652
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.4 years and the remaining average contractual life of the options exercisable was 2.9 years.
During the three months ended March 31, 2018 and 2017, we recognized compensation expense for these options of $1.6 million and $2.0 million, respectively. As of March 31, 2018, there was $6.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.2 years.
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
A summary of the Company's restricted stock as of March 31, 2018 and December 31, 2017 and charges during the three months ended March 31, 2018 and the year ended December 31, 2017, are as follows:

	March 31, 2018	December 31, 2017
Balance at beginning of period	3,298,216	3,202,031
Granted	33,450	96,185
Canceled	(4,550)	—
Balance at end of period	3,327,116	3,298,216
Vested during the period	91,014	95,736
Compensation expense recorded	$3,134,975	$9,809,749
Total fair value of restricted stock granted during the period	$3,237,006	$9,905,986
The fair value of restricted stock that vested during the three months ended March 31, 2018 and the year ended December 31, 2017 was $9.7 million and $9.4 million, respectively. As of March 31, 2018 there was $18.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
For the three months ended March 31, 2018 and 2017, $1.6 million and $1.6 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $20.6 million and $20.5 million as of March 31, 2018 and December 31, 2017, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2018, there was $9.7 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.2 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

During the three months ended March 31, 2018 and 2017, we recorded compensation expense related to bonus, time-based and performance based awards of $6.9 million and $10.0 million, respectively.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded no compensation expense for the three months ended March 31, 2018 and compensation expense of $2.1 million for the three months ended March 31, 2017 related to the 2014 Outperformance Plan.
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
During the three months ended March 31, 2018, 10,211 phantom stock units and 9,266 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.2 million and $1.9 million during the three months ended March 31, 2018 and 2017, respectively, related to the Deferred Compensation Plan.
As of March 31, 2018, there were 110,064 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2018, 107,193 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of March 31, 2018 (in thousands):

	Net unrealized gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2017	$12,542	$5,020	$1,042	$18,604
Other comprehensive (loss) income before reclassifications	6,859	3,114	(315)	9,658
Amounts reclassified from accumulated other comprehensive income	310	1	—	311
Balance at March 31, 2018	$19,711	$8,135	$727	$28,573

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of March 31, 2018 and December 31, 2017, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $2.7 million and $3.2 million, respectively.

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2018 and December 31, 2017 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,252	$—	$28,252	$—
Interest rate cap and swap agreements (included in other assets)	$23,629	$—	$23,629	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,579	$—	$28,579	$—
Interest rate cap and swap agreements (included in other assets)	$16,692	$—	$16,692	$—
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
As of March 31, 2018, we held notes receivable with an outstanding principal balance of $250.5 million and an accrued interest balance of $7.7 million, which were purchased at par, and were in maturity default at the time of acquisition. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. The Company has initiated proceedings to foreclose on the property, and expects to take control of the property unless the buyer is able to repay the principal and interest, including default interest and fees, on the notes receivable in full prior to the completion of the foreclosure process. We believe the collateral value is sufficient to recover the carrying amounts of the notes receivable.
In January 2018, the partnership agreement for our investment in 919 Third Avenue was modified resulting in the Company no longer having a controlling interest in this investment. As a result the investment was deconsolidated as of January 1, 2018. The Company recorded its non-controlling interest at fair value resulting in a $49.3 million fair value adjustment in the consolidated statement of operations. This fair value was determined using a third party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
Marketable securities classified as Level 1 are derived from quoted prices in active markets. The valuation technique used to measure the fair value of marketable securities classified as Level 2 were valued based on quoted market prices or model driven valuations using the significant inputs derived from or corroborated by observable market data. Marketable securities in an unrealized loss position are not considered to be other than temporarily impaired. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$2,085,871	(2)	$2,114,041	(2)

Fixed rate debt	$3,795,560	$3,840,843	$4,305,165	$4,421,866
Variable rate debt	1,665,026	1,673,313	1,605,431	1,612,224
	$5,460,586	$5,514,156	$5,910,596	$6,034,090

(1)	Amounts exclude net deferred financing costs.

(2)	At both March 31, 2018 and December 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2018 and December 31, 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at March 31, 2018 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	1.131%	July 2016	July 2023	Other Assets	$14,149
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	6,927
Interest Rate Cap	137,500	4.000%	September 2017	September 2019	Other Assets	19
Interest Rate Swap	100,000	1.928%	December 2017	November 2020	Other Assets	1,273
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Assets	1,260
						$23,628
During the three months ended March 31, 2018, we recorded a loss on the changes in the fair value of $0.2 million, which is included in interest expense in the consolidated statements of operations. During the three months ended March 31, 2017, we recorded a loss on the changes in the fair value of $0.1 million, which is included in interest expense in the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2018, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was zero. As of March 31, 2018, the Company

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of zero at March 31, 2018.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $1.3 million of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $1.0 million of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized into Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2018	2017		2018	2017		2018	2017
Interest Rate Swaps/Caps	$7,282	$(3,137)	Interest expense	$329	$979	Interest expense	$(9)	$(8)
Share of unconsolidated joint ventures' derivative instruments	3,313	341	Equity in net income from unconsolidated joint ventures	1	399	Equity in net income from unconsolidated joint ventures	(89)	(95)
	$10,595	$(2,796)		$330	$1,378		$(98)	$(103)
18. Commitments and Contingencies
Legal Proceedings
As of March 31, 2018, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of March 31, 2018 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2018	$1,790	$23,286
2019	2,411	31,066
2020	2,620	31,437
2021	2,794	31,628
2022	2,794	29,472
2023	2,794	27,166
Thereafter	817,100	676,088
Total minimum lease payments	$832,303	$850,143
Amount representing interest	(789,274)
Capital lease obligations	$43,029
19. Segment Information
The Company has two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected consolidated results of operations for the three months ended March 31, 2018 and 2017, and selected asset information as of March 31, 2018 and December 31, 2017, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2018	$256,405	$45,290	$301,695
March 31, 2017	337,082	40,299	377,381
Net income before equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities

Three months ended:
March 31, 2018	$14,024	$33,425	$47,449
March 31, 2017	13,807	37,513	51,320
Total assets
As of:
March 31, 2018	$11,144,740	$2,236,130	$13,380,870
December 31, 2017	11,643,261	2,339,643	13,982,904
Net income before equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2018
(unaudited)

includes actual costs incurred for borrowings on the 2016 MRA and 2017 MRA. Interest is imputed on the investments that do not collateralize the 2016 MRA or 2017 MRA using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three months ended March 31, 2018, and 2017, marketing, general and administrative expenses totaled $23.5 million, and $24.1 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles net income before equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities to net income for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income before equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, purchase price and other fair value adjustments, gain on sale of real estate, net, depreciable real estate reserves, and gain on sale of investment in marketable securities	$47,449	$51,320
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(6,440)	2,047
Purchase price and other fair value adjustments	49,293	—
Gain on sale of real estate, net	23,521	567
Depreciable real estate reserves	—	(56,272)
Gain on sale of investment in marketable securities	—	3,262
Net income	$113,823	$924

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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
As of March 31, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	20		12,387,091	11	12,165,164	31	24,552,255	94.2%
	Retail	4	(2)	302,583	9	347,970	13	650,553	94.2%
	Development/Redevelopment	8		318,985	3	416,214	11	735,199	44.4%
	Fee Interest	1		176,530	1	—	2	176,530	100.0%
		33		13,185,189	24	12,929,348	57	26,114,537	92.8%
Suburban	Office	20	(3)	3,013,200	2	640,000	22	3,653,200	83.1%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	1	—	2	1,000	—%
		22		3,066,200	3	640,000	25	3,706,200	83.3%
Total commercial properties		55		16,251,389	27	13,569,348	82	29,820,737	91.6%
Residential:
Manhattan	Residential	3	(2)	472,105	10	2,156,751	13	2,628,856	88.9%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		3		472,105	10	2,156,751	13	2,628,856	88.9%
Total portfolio		58		16,723,494	37	15,726,099	95	32,449,593	91.4%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes the properties at 115-117 Stevens Avenue in Valhalla, New York, and 1-6 International Drive in Rye Brook, New York which are classified as held for sale at March 31, 2018.
As of March 31, 2018, we also managed an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.

Critical Accounting Policies
Refer to the 2017 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three months ended March 31, 2018.

Reconciliation of Net Income to Same-Store Operating Income
We present Same-Store Operating Income because we believe that this measure, when taken together with the corresponding GAAP financial measures and our reconciliation, provides investors with meaningful information regarding the operating performance of our properties. When operating performance is compared across multiple periods, the investor is provided with information not immediately apparent from net income that is determined in accordance with GAAP. Same-Store Operating Income provides information on trends in the revenue generated and expenses incurred in operating our properties, unaffected by the cost of leverage, depreciation, amortization, and other net income components. We use this metric internally as a performance measure. This measure is not an alternative to net income (determined in accordance with GAAP) and same-store performance should not be considered an alternative to GAAP net income performance.
For properties owned since January 1, 2017 and still owned and operated at March 31, 2018, Same-Store Operating Income is determined as follows (in millions):

	Three months ended
	March 31,
(in millions)	2018	2017
Net income	$113.8	$0.9
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	6.4	(2.0)
Purchase price and other fair value adjustments	(49.3)	—
Gain on sale of real estate, net	(23.5)	(0.6)
Depreciable real estate reserves	—	56.3
Gain on sale of investment in marketable securities	—	(3.3)
Depreciation and amortization	69.4	94.1
Interest expense, net of interest income	47.9	65.6
Amortization of deferred financing costs	3.5	4.8
Operating income	168.2	215.8
Less: Operating income from other properties/affiliates	(36.1)	(83.4)
Same-store operating income	$132.1	$132.4

Results of Operations
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017
The following comparison for the three months ended March 31, 2018, or 2018, to the three months ended March 31, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at March 31, 2018 (Same-Store Properties totaled 48 of our 58 consolidated properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and properties that are under development, redevelopment

iii.	"Disposed Properties" which represents all properties sold as well as interests in properties sold or partially sold in 2018 and 2017, and

iv.
“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	$ Change	% Change
Rental revenue	$208.7	$209.1	$(0.4)	(0.2)%	$0.5	$17.2	$6.2	$55.0	$215.4	$281.3	$(65.9)	(23.4)%
Escalation and reimbursement	26.8	25.8	1.0	3.9%	—	1.4	(0.4)	17.0	26.4	44.2	(17.8)	(40.3)%
Investment income	—	—	—	—%	—	—	45.3	40.3	45.3	40.3	5.0	12.4%
Other income	3.9	1.0	2.9	290.0%	—	0.2	10.7	10.4	14.6	11.6	3.0	25.9%
Total revenues	239.4	235.9	3.5	1.5%	0.5	18.8	61.8	122.7	301.7	377.4	(75.7)	(20.1)%

Property operating expenses	107.3	103.5	3.8	3.7%	0.3	6.4	6.1	34.0	113.7	143.9	(30.2)	(21.0)%
Transaction related costs	—	—	—	—%	—	—	0.2	0.1	0.2	0.1	0.1	100.0%
Marketing, general and administrative	—	—	—	—%	—	—	23.5	24.1	23.5	24.1	(0.6)	(2.5)%
	107.3	103.5	3.8	3.7%	0.3	6.4	29.8	58.2	137.4	168.1	(30.7)	(18.3)%

Operating income before equity in net income from unconsolidated joint ventures	$132.1	$132.4	$(0.3)	(0.2)%	$0.2	$12.4	$32.0	$64.5	$164.3	$209.3	$(45.0)	(21.5)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(51.5)	(70.4)	18.9	(26.8)%
Depreciation and amortization									(69.4)	(94.1)	24.7	(26.2)%
Equity in net income from unconsolidated joint ventures									4.0	6.6	(2.6)	(39.4)%
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate									(6.4)	2.0	(8.4)	(420.0)%
Purchase price and other fair value adjustments									49.3	—	49.3	100.0%
Gain on sale of real estate, net									23.5	0.6	22.9	3,816.7%
Depreciable real estate reserves									—	(56.3)	56.3	(100.0)%
Gain on sale of investment in marketable securities									—	3.3	(3.3)	(100.0)%
Net income									$113.8	$1.0	$112.8	11,280.0%
Rental, Escalation and Reimbursement Revenues
Rental revenues decreased primarily as a result of the effect of the deconsolidation of 919 Third Avenue ($23.9 million), the partial sale and deconsolidation of 1515 Broadway ($23.3 million), the sale of 600 Lexington Avenue ($4.5 million), the sale of 885 Third Avenue ($3.6 million) and the sale of 16 Court Street ($3.3 million).
Escalation and reimbursement revenue decreased primarily as a result of the partial sale and deconsolidation of 1515 Broadway ($10.0 million), and the effect of the deconsolidation of 919 Third Avenue ($5.1 million), partially offset by higher recoveries at our Same-Store properties ($1.0 million).
The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2018 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,502,238
Property no longer in redevelopment	79,192
Sold Vacancies	(28,347)
Property in redevelopment	(51,583)
Space which became available during the period (3)
• Office	275,294
• Retail	133
• Storage	1,546
	276,973
Total space available	1,778,473
Leased space commenced during the period:
• Office(4)	315,506	341,857	$67.91	$61.78	$71.00	8.1	9.8
• Retail	25,982	26,252	$71.48	$285.37	$196.08	11.4	14.6
• Storage	4,330	5,412	$31.28	$30.31	$—	—	9.3
Total leased space commenced	345,818	373,521	$67.63	$63.46	$78.76	8.2	10.0

Total available space at end of period	1,432,655

Early renewals
• Office	97,309	103,773	$92.44	$80.79	$84.05	8.8	11.8
Total early renewals	97,309	103,773	$92.44	$80.79	$84.05	8.8	11.8

Total commenced leases, including replaced previous vacancy
• Office		445,630	$73.62	$67.55	$80.72	8.3	10.2
• Retail		26,252	$71.48	$285.37	$196.08	11.4	14.6
• Storage		5,412	$31.28	$30.31	$—	—	4.0
Total commenced leases		477,294	$73.02	$68.67	$86.15	8.3	10.4

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	655,672
Space which became available during the period(3)
• Office	70,350
• Storage	2,806
	73,156
Total space available	728,828
Leased space commenced during the period:
• Office(5)	37,201	36,578	$32.94	$32.28	$19.64	3.9	5.0
• Storage	905	984	$14.71	$13.43	$—	—	4.7
Total leased space commenced	38,106	37,562	$32.46	$31.58	$19.13	3.8	5.0

Total available space at end of the period	690,722

Early renewals
• Office	61,179	61,581	$32.50	$38.11	$29.76	10.9	8.1
Total early renewals	61,179	61,581	$32.50	$38.11	$29.76	10.9	8.1

Total commenced leases, including replaced previous vacancy
• Office		98,159	$32.66	$36.89	$25.99	8.3	6.9
• Storage		984	$14.71	$13.43	$—	—	4.7
Total commenced leases		99,143	$32.48	$36.70	$25.73	8.2	6.9

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $63.25 per rentable square feet for 238,439 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $72.10 per rentable square feet for 342,212 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $33.03 per rentable square feet for 16,324 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $32.61 per rentable square feet for 77,905 rentable square feet.

Investment Income
For the three months ended March 31, 2018, investment income increased primarily as a result of a larger weighted average balance compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.0 billion and 9.2%, excluding our investments in Two Herald Square which were put on non-accrual in August 2017, respectively, compared to $1.6 billion and 9.4%, respectively, for the same period in 2017. As of March 31, 2018, the debt and preferred equity investments had a weighted average term to maturity of 2.1 years, excluding extension options and our investments in Two Herald Square.
Other Income
Other income increased primarily as a result of greater lease termination income recognized at the Same-Store properties ($2.9 million).
Property Operating Expenses
Property operating expenses decreased primarily due to the partial sale and deconsolidation of 1515 Broadway and deconsolidation of 919 Third Avenue ($27.5 million), and the sale of 600 Lexington Avenue ($2.2 million) which was partially offset by increased operating expenses at our Same-Store Properties ($3.8 million).

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended March 31, 2018 were $23.5 million, or 5.3% of total combined revenues, including our share of joint venture revenues, and an annualized 50 basis points of total combined assets, including our share of joint venture assets compared to $24.1 million, or 5.2% of total revenues including our share of joint venture revenues, and 51 basis points of total assets including our share of joint venture assets for 2017.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the the partial sale and deconsolidation of 1515 Broadway ($9.0 million), the deconsolidation of 919 Third Avenue ($6.6 million) in the first quarter of 2018, and repayment of senior unsecured notes ($2.6 million), partially offset by a higher weighted average balance of the 2017 term loan facility ($3.3 million). The weighted average consolidated debt balance outstanding was $5.5 billion for the three months ended March 31, 2018 compared to $6.7 billion for the three months ended March 31, 2017. The consolidated weighted average interest rate was 3.99% for the three months ended March 31, 2018 as compared to 4.08% for the three months ended March 31, 2017.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the the deconsolidation of 919 Third Avenue and partial sale and deconsolidation of 1515 Broadway ($14.5 million), 5-7 Dey Street and 183 & 187 Broadway which were moved to development ($4.6 million), and the sale of 600 Lexington Avenue ($3.4 million).
Equity in Net Income in Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment of a debt position held in an unconsolidated joint venture ($1.5 million) in 2017. 919 Third Avenue and 1515 Broadway, which were deconsolidated in the first quarter of 2018, contributed $1.2 million to equity in net income from unconsolidated joint ventures.
Purchase price and other fair value adjustments
In January 2018, the partnership agreement for our investment in 919 Third Avenue was modified resulting in our partner now having substantive participating rights in the venture and the Company no longer having a controlling interest in this investment. As a result the investment in this property was deconsolidated as of January 1, 2018. The Company recorded its non-controlling interest at fair value resulting in a $49.3 million fair value adjustment in the consolidated statement of operations. This fair value was allocated to the assets and liabilities, including identified intangibles of the property.
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures/Real Estate
During the three months ended March 31, 2018, we recognized a gain on sale related to our interest in 600 Lexington Avenue ($23.8 million).
Depreciable Real Estate Reserves
During the three months ended March 31, 2017, we recorded a $56.3 million charge in connection with 520 White Plains Road in Tarrytown, NY, and 680/750 Washington Boulevard in Stamford, Connecticut.
Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, common stock repurchases, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments may include:

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2018 were as follows (in thousands):

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Property mortgages and other loans	$102,555	$84,414	$702,997	$11,638	$207,985	$1,156,708	$2,266,297
Master Repurchase Agreements	—	—	189,883	—	—	—	189,883
Corporate obligations	250,000	—	250,000	—	800,000	1,700,000	3,000,000
Joint venture debt-our share	45,477	262,460	471,714	454,571	220,759	2,878,381	4,333,362
Total	$398,032	$346,874	$1,614,594	$466,209	$1,228,744	$5,735,089	$9,789,542
As of March 31, 2018, we had $317.1 million of consolidated cash on hand, inclusive of $28.3 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash, cash equivalents, and restricted cash were $378.3 million and $539.3 million at March 31, 2018 and 2017, respectively, representing a decrease of $161.0 million. The decrease was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$94,546	$113,149	$(18,603)
Net cash provided by investing activities	$456,002	$17,321	$438,681
Net cash (used in) provided by financing activities	$(422,309)	$38,813	$(461,122)
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

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate property	$(1,276)
Additions to land, buildings and improvements	49,459
Acquisition deposits and deferred purchase price	(3,020)
Investments in unconsolidated joint ventures	(43,158)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	104,883
Net proceeds from disposition of real estate/joint venture interest	406,867
Proceeds from sale or redemption of marketable securities	(54,363)
Other investments	(43,408)
Origination of debt and preferred equity investments	173,025
Repayments or redemption of debt and preferred equity investments	(150,328)
Increase in net cash provided by investing activities	$438,681
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $101.1 million for the three months ended March 31, 2017 to $51.6 million for the three months ended March 31, 2018. The decrease in capital expenditures relates primarily to lower costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our credit facilities, our MRA facilities, senior unsecured notes, convertible or exchangeable securities, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.
During the three months ended March 31, 2018, when compared to the three months ended March 31, 2017, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$(679,330)
Repayments of mortgages and other loans payable	671,166
Proceeds from revolving credit facility and senior unsecured notes	177,200
Repayments of revolving credit facility and senior unsecured notes	(217,200)
Proceeds from stock options exercised and DRIP issuance	(8,037)
Repurchase of common stock	(382,577)
Redemption of preferred stock	(150)
Distributions to noncontrolling interests in other partnerships	193
Contributions from noncontrolling interests in other partnerships	(31,790)
Distributions to noncontrolling interests in the Operating Partnership	(304)
Dividends paid on common and preferred stock	2,450
Tax withholdings related to restricted share awards	(26)
Deferred loan costs and capitalized lease obligation	7,283
Decrease in net cash used by financing activities	$(461,122)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2018, 89,135,009 shares of common stock and no shares of excess stock were issued and outstanding.

Stock Repurchase Program
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. In December 2017, our board of directors authorized an increase to the size of this plan by an additional $500 million of our common stock, bringing it to a total of $1.5 billion of shares of our common stock.
At March 31, 2018 repurchases under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be repurchased under the plan (in millions) (1)
2017	8,342,411	$101.64	8,342,411	$652.0
First quarter 2018 (2)	3,653,928	$97.07	11,996,339	$297.2

(1)	Reflective of $1.5 billion plan maximum as of March 31, 2018.

(2)	Includes 142,004 shares of common stock repurchased by the Company in March 2018 that were settled in April 2018.
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2018 and 2017, respectively (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Shares of common stock issued	447	521
Dividend reinvestments/stock purchases under the DRSPP	$42	$56
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of March 31, 2018, 7.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded no compensation expense for the three months ended March 31, 2018 and compensation expense of $2.1 million for the three months ended March 31, 2017 related to the 2014 Outperformance Plan.

Deferred Compensation Plan for Directors
During the three months ended March 31, 2018, 10,211 phantom stock units and 9,266 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.2 million and $1.9 million during the three months ended March 31, 2018 and 2017, respectively, related to the Deferred Compensation Plan.
As of March 31, 2018, there were 110,064 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Market Capitalization
At March 31, 2018, borrowings under our mortgages and other loans payable, 2017 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 50.5% of our combined market capitalization of $19.4 billion (based on a common stock price of $96.83 per share, the closing price of our common stock on the NYSE on March 31, 2018). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2018 and December 31, 2017, (amounts in thousands).

Debt Summary:	March 31, 2018	December 31, 2017
Balance
Fixed rate	$3,295,560	$3,805,165
Variable rate—hedged	500,000	500,000
Total fixed rate	3,795,560	4,305,165
Total variable rate	1,665,026	1,605,431
Total debt	$5,460,586	$5,910,596

Debt, preferred equity, and other investments subject to variable rate	1,293,934	1,325,166
Net exposure to variable rate debt	371,092	280,265

Percent of Total Debt:
Fixed rate	69.5%	72.8%
Variable rate	30.5%	27.2%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.38%	4.31%
Variable rate	3.08%	2.76%
Effective interest rate	3.99%	4.00%
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (1.88% and 1.56% at March 31, 2018 and December 31, 2017, respectively). Our consolidated debt at March 31, 2018 had a weighted average term to maturity of 5.05 years.
Certain of our debt and equity investments and other investments, with a carrying value of $1.3 billion at March 31, 2018, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
2017 Credit Facility
As of March 31, 2018, we had $11.8 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.5 billion under the 2017 credit facility. At March 31, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $(9.2) million and $30.3 million, respectively, net of deferred financing costs. The March 31, 2018 carrying value represents deferred financing costs and is presented within other liabilities. At March 31, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2018 and 2017, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2018 would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $3.5 million and would increase our share of joint venture annual interest cost by $17.3 million. At March 31, 2018, 60.8% of our $2.1 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $3.8 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of March 31, 2018 bore interest based on a spread of LIBOR plus 110 basis points to LIBOR plus 415 basis points.
Contractual Obligations
Refer to our 2017 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2018.
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
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2018, we expect to incur $149.8 million of recurring capital expenditures and $48.6 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $389.1 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.25 per share, we would pay $289.7 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, our captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger, although if Belmont is required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of Belmont's required payment. As of March 31, 2018, our second captive insurance company, Ticonderoga Insurance Company, or Ticonderoga, reinsures the NBCR risk that was retained by Belmont. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by the Company or its affiliates.
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

FFO for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to SL Green common stockholders	$101,766	$11,351
Add:
Depreciation and amortization	69,388	94,134
Joint venture depreciation and noncontrolling interest adjustments	48,006	24,282
Net income (loss) attributable to noncontrolling interests	5,470	(17,015)
Less:
Gain on sale of real estate, net	23,521	567
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(6,440)	2,047
Purchase price and other fair value adjustments	49,293	—
Depreciation on non-rental real estate assets	566	516
Depreciable real estate reserves	—	(56,272)
Funds from Operations attributable to SL Green common stockholders	$157,690	$165,894
Cash flows provided by operating activities	$94,546	$113,149
Cash flows provided by (used in) investing activities	$456,002	$17,321
Cash flows (used in) provided by financing activities	$(422,309)	$38,813
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2017 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2017.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2018, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of March 31, 2018 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2018 the Operating Partnership issued no units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock, on a one-for-one basis, pursuant to the Operating Partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
In August 2016, our board of directors approved a stock repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. In December 2017, our board of directors authorized an increase to the size of this plan by an additional $500 million of our common stock, bringing it to a total of $1.5 billion of shares of our common stock.
At March 31, 2018 repurchases made under the stock repurchase plans were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be repurchased under the plan (in millions)
2017	8,342,411	$101.64	8,342,411	$652.0
First quarter 2018	3,653,928	$97.07	11,996,339	$297.2
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

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: May 10, 2018	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	May 10, 2018
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	May 10, 2018
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2018
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	May 10, 2018
Matthew J. DiLiberto

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2018
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2018
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2018
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2018
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2018
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2018
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: May 10, 2018		Matthew J. DiLiberto Chief Financial Officer