Form 10-Q
period 2018-09-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2018-10-31
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
SL Green Realty Corp.    Yes ☐    No ☒            SL Green Operating Partnership, L.P.    Yes ☐    No ☒
As of October 30, 2018, 85,270,726 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of October 30, 2018, 1,022,921 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of September 30, 2018 the Company owns 94.90% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2018, noncontrolling investors held, in aggregate, a 5.10% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,827,999	$2,357,051
Building and improvements	5,271,442	6,351,012
Building leasehold and improvements	1,427,381	1,450,614
Properties under capital lease	47,445	47,445
	8,574,267	10,206,122
Less: accumulated depreciation	(2,049,338)	(2,300,116)
	6,524,929	7,906,006
Assets held for sale	696,069	338,354
Cash and cash equivalents	160,248	127,888
Restricted cash	98,344	122,138
Investments in marketable securities	28,538	28,579
Tenant and other receivables, net of allowance of $16,401 and $18,637 in 2018 and 2017, respectively	44,614	57,644
Related party receivables	21,425	23,039
Deferred rents receivable, net of allowance of $15,482 and $17,207 in 2018 and 2017, respectively	329,325	365,337
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,973 and $25,507 in 2018 and 2017, respectively	1,977,057	2,114,041
Investments in unconsolidated joint ventures	3,070,825	2,362,989
Deferred costs, net	202,500	226,201
Other assets	301,130	310,688
Total assets (1)	$13,455,004	$13,982,904
Liabilities
Mortgages and other loans payable, net	$2,316,688	$2,837,282
Revolving credit facility, net	136,734	30,336
Unsecured term loan, net	1,492,550	1,491,575
Unsecured notes, net	1,494,826	1,395,939
Accrued interest payable	27,211	38,142
Other liabilities	97,565	188,005
Accounts payable and accrued expenses	141,082	137,142
Deferred revenue	110,283	208,119
Capital lease obligations	43,416	42,843
Deferred land leases payable	3,731	3,239
Dividend and distributions payable	79,165	85,138
Security deposits	64,501	67,927
Liabilities related to assets held for sale	311,049	4,074
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,418,801	6,629,761

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	467,743	461,954
Preferred units	301,285	301,735

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2018 and December 31, 2017	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 86,649 and 93,858 issued and outstanding at September 30, 2018 and December 31, 2017, respectively (including 1,055 shares held in treasury at September 30, 2018 and December 31, 2017)	867	939
Additional paid-in-capital	4,602,650	4,968,338
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive income	36,299	18,604
Retained earnings	1,476,959	1,139,329
Total SL Green stockholders' equity	6,214,658	6,225,093
Noncontrolling interests in other partnerships	52,517	364,361
Total equity	6,267,175	6,589,454
Total liabilities and equity	$13,455,004	$13,982,904

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $110.0 million and $398.0 million of land, $0.3 billion and $1.4 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $34.6 million and $330.9 million of accumulated depreciation, $991.3 million and $221.0 million of other assets included in other line items, $141.0 million and $628.9 million of real estate debt, net, $0.4 million and $2.5 million of accrued interest payable, $43.4 million and $42.8 million of capital lease obligations, and $203.4 million and $56.8 million of other liabilities included in other line items as of September 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenue, net	$221,763	$274,765	$648,501	$835,501
Escalation and reimbursement	29,103	44,749	82,554	131,561
Investment income	48,977	47,820	143,540	148,741
Other income	7,702	7,266	35,761	34,328
Total revenues	307,545	374,600	910,356	1,150,131
Expenses
Operating expenses, including related party expenses of $4,790 and $13,289 in 2018 and $5,505 and $14,941 in 2017, respectively.	56,852	75,927	172,871	221,285
Real estate taxes	48,805	64,160	139,788	186,173
Ground rent	9,507	8,307	26,661	24,923
Interest expense, net of interest income	55,168	65,634	156,695	196,112
Amortization of deferred financing costs	2,630	4,008	9,713	12,201
Depreciation and amortization	70,747	91,728	208,049	318,916
Loan loss and other investment reserves, net of recoveries	1,087	—	1,087	—
Transaction related costs	163	186	673	365
Marketing, general and administrative	20,594	23,963	66,601	72,362
Total expenses	265,553	333,913	782,138	1,032,337

Equity in net income from unconsolidated joint ventures	971	4,078	9,709	14,104
(Loss) gain on sale of real estate, net	(2,504)	—	6,227	(3,256)
Depreciable real estate reserves	(6,691)	—	(6,691)	(85,336)
Purchase price and other fair value adjustments	(3,057)	—	57,385	—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	70,937	1,030	136,522	16,166
Gain on sale of investment in marketable securities	—	—	—	3,262
Loss on early extinguishment of debt	(2,194)	—	(2,194)	—
Net income	99,454	45,795	329,176	62,734
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(4,797)	(1,812)	(15,656)	(2,707)
Noncontrolling interests in other partnerships	136	1,474	(234)	18,179
Preferred units distributions	(2,846)	(2,850)	(8,542)	(8,551)
Net income attributable to SL Green	91,947	42,607	304,744	69,655
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net income attributable to SL Green common stockholders	$88,209	$38,869	$293,531	$58,442

Basic Earnings per Share	$1.03	$0.40	$3.34	$0.59
Diluted Earnings per Share	$1.03	$0.40	$3.34	$0.59

Basic weighted average common shares outstanding	85,566	97,783	87,692	99,431
Diluted weighted average common shares and common share equivalents outstanding	90,428	102,570	92,580	104,280
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$99,454	$45,795	$329,176	$62,734
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments, including SL Green's share of joint venture net unrealized gain (loss) on derivative instruments	3,919	(217)	18,809	(3,812)
Change in unrealized gain (loss) on marketable securities	(32)	44	(39)	(4,443)
Other comprehensive income (loss)	3,887	(173)	18,770	(8,255)
Comprehensive income	103,341	45,622	347,946	54,479
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(7,507)	(3,188)	(24,432)	6,921
Other comprehensive (income) loss attributable to noncontrolling interests	(210)	4	(1,075)	303
Comprehensive income attributable to SL Green	$95,624	$42,438	$322,439	$61,703

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2017	$221,932	92,803	$939	$4,968,338	$(124,049)	$18,604	$1,139,329	$364,361	$6,589,454
Cumulative adjustment upon adoption of ASC 610-20							570,524		570,524
Balance at January 1, 2018	$221,932	92,803	$939	$4,968,338	$(124,049)	$18,604	$1,709,853	$364,361	$7,159,978
Net income							212,797	371	213,168
Other comprehensive income						14,018			14,018
Preferred dividends							(7,475)		(7,475)
DRSPP proceeds		1		64					64
Conversion of units in the Operating Partnership for common stock		15		1,560					1,560
Reallocation of noncontrolling interest in the Operating Partnership							(4,493)		(4,493)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(20)		8,090					8,090
Repurchases of common stock		(7,133)	(72)	(382,080)			(310,939)		(693,091)
Proceeds from stock options exercised		59	1	5,636					5,637
Contributions to consolidated joint venture interests								1,828	1,828
Deconsolidation of partially owned entity								(314,596)	(314,596)
Cash distributions to noncontrolling interests								(724)	(724)
Cash distributions declared ($1.625 per common share, none of which represented a return of capital for federal income tax purposes)							(141,908)		(141,908)
Balance at June 30, 2018	221,932	85,725	868	4,601,608	(124,049)	32,622	1,457,835	51,240	6,242,056
Net income							91,947	(136)	91,811
Other comprehensive income						3,677			3,677
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		—		52					52
Conversion of units in the Operating Partnership for common stock		—		—					—
Reallocation of noncontrolling interest in the Operating Partnership							11,941		11,941
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		13		4,634					4,634
Repurchases of common stock		(253)	(2)	(13,579)			(11,655)		(25,236)
Proceeds from stock options exercised		109	1	9,935					9,936
Contributions to consolidated joint venture interests								3,072	3,072
Deconsolidation of partially owned entity								(520)	(520)
Cash distributions to noncontrolling interests								(1,139)	(1,139)
Cash distributions declared ($0.8125 per common share, none of which represented a return of capital for federal income tax purposes)							(69,371)		(69,371)
Balance at September 30, 2018	$221,932	85,594	$867	$4,602,650	$(124,049)	$36,299	$1,476,959	$52,517	$6,267,175

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2016	$221,932	100,562	$1,017	$5,624,545	$(124,049)	$22,137	$1,578,893	$426,436	$7,750,911
Net income							27,048	(16,705)	10,343
Other comprehensive loss						(7,783)			(7,783)
Preferred dividends							(7,475)		(7,475)
DRSPP proceeds		1		111					111
Conversion of units in the Operating Partnership for common stock		122	1	13,241					13,242
Reallocation of noncontrolling interest in the Operating Partnership							(12,712)		(12,712)
Equity component of repurchased exchangeable senior notes				(18,824)					(18,824)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(8)		13,544					13,544
Repurchases of common stock		(2,448)	(24)	(253,173)					(253,197)
Proceeds from stock options exercised		138	1	11,594					11,595
Contributions to consolidated joint venture interests								33,009	33,009
Deconsolidation of partially owned entity								(30,203)	(30,203)
Cash distributions to noncontrolling interests								(609)	(609)
Cash distributions declared ($1.55 per common share, none of which represented a return of capital for federal income tax purposes)							(154,312)		(154,312)
Balance at June 30, 2017	221,932	98,367	995	5,391,038	(124,049)	14,354	1,431,442	411,928	7,347,640
Net income							42,607	(1,474)	41,133
Other comprehensive income						(169)			(169)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		1		74					74
Conversion of units in the Operating Partnership for common stock		20	—	2,111					2,111
Reallocation of noncontrolling interest in the Operating Partnership		—					15,381		15,381
Equity component of repurchased exchangeable senior notes				(9,145)					(9,145)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		2		6,511					6,511
Repurchases of common stock		(952)	(10)	(96,784)					(96,794)
Proceeds from stock options exercised		8	—	695					695
Contributions to consolidated joint venture interests								193	193
Deconsolidation of partially owned entity								—	—
Cash distributions to noncontrolling interests								(44,480)	(44,480)
Cash distributions declared ($0.775 per common share, none of which represented a return of capital for federal income tax purposes)							(75,360)		(75,360)
Balance at September 30, 2017	$221,932	97,446	$985	$5,294,500	$(124,049)	$14,185	$1,410,332	$366,167	$7,184,052

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$329,176	$62,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,762	331,117
Equity in net income from unconsolidated joint ventures	(9,709)	(14,104)
Distributions of cumulative earnings from unconsolidated joint ventures	10,174	19,609
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(136,522)	(16,166)
Purchase price and other fair value adjustments	(57,385)	—
Depreciable real estate reserves	6,691	85,336
(Gain) loss on sale of real estate, net	(6,227)	3,256
Loan loss reserves and other investment reserves, net of recoveries	1,087	—
Gain on sale of investments in marketable securities	—	(3,262)
Loss on early extinguishment of debt	2,194	—
Deferred rents receivable	(11,328)	(33,523)
Other non-cash adjustments	8,907	21,224
Changes in operating assets and liabilities:
Tenant and other receivables	3,186	(2,318)
Related party receivables	5,186	(8,238)
Deferred lease costs	(31,828)	(31,479)
Other assets	(52,172)	(58,068)
Accounts payable, accrued expenses, other liabilities and security deposits	20,715	773
Deferred revenue and land leases payable	17,638	55,361
Net cash provided by operating activities	317,545	412,252
Investing Activities
Acquisitions of real estate property	(40,279)	(25,114)
Additions to land, buildings and improvements	(163,750)	(251,906)
Investments in unconsolidated joint ventures	(298,836)	(112,697)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	208,724	279,478
Net proceeds from disposition of real estate/joint venture interest	892,350	160,649
Proceeds from sale or redemption of marketable securities	—	55,129
Other investments	991	46,955
Origination of debt and preferred equity investments	(652,309)	(935,724)
Repayments or redemption of debt and preferred equity investments	553,341	707,676
Net cash provided by (used in) investing activities	500,232	(75,554)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2018	2017
Financing Activities
Proceeds from mortgages and other loans payable	$339,125	$779,650
Repayments of mortgages and other loans payable	(351,080)	(706,056)
Proceeds from revolving credit facility and senior unsecured notes	2,205,000	1,447,800
Repayments of revolving credit facility and senior unsecured notes	(2,000,000)	(1,270,804)
Proceeds from stock options exercised and DRIP issuance	15,689	12,475
Repurchase of common stock	(760,073)	(349,991)
Redemption of preferred stock	(350)	(125)
Distributions to noncontrolling interests in other partnerships	(1,863)	(45,089)
Contributions from noncontrolling interests in other partnerships	4,900	33,202
Distributions to noncontrolling interests in the Operating Partnership	(11,469)	(10,639)
Dividends paid on common and preferred stock	(237,007)	(251,701)
Other obligations related to loan participations	(3,842)	16,737
Tax withholdings related to restricted share awards	16	(3,879)
Deferred loan costs and capitalized lease obligation	(8,257)	(8,993)
Net cash used in financing activities	(809,211)	(357,413)
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,566	(20,715)
Cash, cash equivalents, and restricted cash at beginning of year	250,026	369,967
Cash, cash equivalents, and restricted cash at end of period	$258,592	$349,252

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$—	$23,273
Conversion of units in the Operating Partnership for common stock	1,560	15,352
Redemption of units in the Operating Partnership for the sale of a joint venture	10,445	—
Tenant improvements and capital expenditures payable	16,246	8,926
Fair value adjustment to noncontrolling interest in Operating Partnership	7,448	2,669
Deconsolidation of subsidiaries	298,391	328,643
Transfer of assets related to assets held for sale	734,008	273,455
Transfer of liabilities related to assets held for sale	310,496	1,290
Removal of fully depreciated commercial real estate properties	115,320	11,158
Share repurchase payable	41,746	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$160,248	$241,489
Restricted cash	98,344	107,763
Total cash, cash equivalents, and restricted cash	$258,592	$349,252
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,827,999	$2,357,051
Building and improvements	5,271,442	6,351,012
Building leasehold and improvements	1,427,381	1,450,614
Properties under capital lease	47,445	47,445
	8,574,267	10,206,122
Less: accumulated depreciation	(2,049,338)	(2,300,116)
	6,524,929	7,906,006
Assets held for sale	696,069	338,354
Cash and cash equivalents	160,248	127,888
Restricted cash	98,344	122,138
Investments in marketable securities	28,538	28,579
Tenant and other receivables, net of allowance of $16,401 and $18,637 in 2018 and 2017, respectively	44,614	57,644
Related party receivables	21,425	23,039
Deferred rents receivable, net of allowance of $15,482 and $17,207 in 2018 and 2017, respectively	329,325	365,337
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,973 and $25,507 in 2018 and 2017, respectively	1,977,057	2,114,041
Investments in unconsolidated joint ventures	3,070,825	2,362,989
Deferred costs, net	202,500	226,201
Other assets	301,130	310,688
Total assets (1)	$13,455,004	$13,982,904
Liabilities
Mortgages and other loans payable, net	$2,316,688	$2,837,282
Revolving credit facility, net	136,734	30,336
Unsecured term loan, net	1,492,550	1,491,575
Unsecured notes, net	1,494,826	1,395,939
Accrued interest payable	27,211	38,142
Other liabilities	97,565	188,005
Accounts payable and accrued expenses	141,082	137,142
Deferred revenue	110,283	208,119
Capital lease obligations	43,416	42,843
Deferred land leases payable	3,731	3,239
Dividend and distributions payable	79,165	85,138
Security deposits	64,501	67,927
Liabilities related to assets held for sale	311,049	4,074
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,418,801	6,629,761
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,601 and 4,453 limited partner common units outstanding at September 30, 2018 and December 31, 2017, respectively)	467,743	461,954
Preferred units	301,285	301,735

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2018 and December 31, 2017	221,932	221,932
SL Green partners' capital (908 and 973 general partner common units and 85,215 and 91,831 limited partner common units outstanding at September 30, 2018 and December 31, 2017, respectively)	5,956,427	5,984,557
Accumulated other comprehensive income	36,299	18,604
Total SLGOP partners' capital	6,214,658	6,225,093
Noncontrolling interests in other partnerships	52,517	364,361
Total capital	6,267,175	6,589,454
Total liabilities and capital	$13,455,004	$13,982,904

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $110.0 million and $398.0 million of land, $0.3 billion and $1.4 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $34.6 million and $330.9 million of accumulated depreciation, $991.3 million and $221.0 million of other assets included in other line items, $141.0 million and $628.9 million of real estate debt, net, $0.4 million and $2.5 million of accrued interest payable, $43.4 million and $42.8 million of capital lease obligations, and $203.4 million and $56.8 million of other liabilities included in other line items as of September 30, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental revenue, net	$221,763	$274,765	$648,501	$835,501
Escalation and reimbursement	29,103	44,749	82,554	131,561
Investment income	48,977	47,820	143,540	148,741
Other income	7,702	7,266	35,761	34,328
Total revenues	307,545	374,600	910,356	1,150,131
Expenses
Operating expenses, including related party expenses of $4,790 and $13,289 in 2018 and $5,505 and $14,941 in 2017, respectively.	56,852	75,927	172,871	221,285
Real estate taxes	48,805	64,160	139,788	186,173
Ground rent	9,507	8,307	26,661	24,923
Interest expense, net of interest income	55,168	65,634	156,695	196,112
Amortization of deferred financing costs	2,630	4,008	9,713	12,201
Depreciation and amortization	70,747	91,728	208,049	318,916
Loan loss and other investment reserves, net of recoveries	1,087	—	1,087	—
Transaction related costs	163	186	673	365
Marketing, general and administrative	20,594	23,963	66,601	72,362
Total expenses	265,553	333,913	782,138	1,032,337

Equity in net income from unconsolidated joint ventures	971	4,078	9,709	14,104
(Loss) gain on sale of real estate, net	(2,504)	—	6,227	(3,256)
Depreciable real estate reserves	(6,691)	—	(6,691)	(85,336)
Purchase price and other fair value adjustments	(3,057)	—	57,385	—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	70,937	1,030	136,522	16,166
Gain on sale of investment in marketable securities	—	—	—	3,262
Loss on early extinguishment of debt	(2,194)	—	(2,194)	—
Net income	99,454	45,795	329,176	62,734
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	136	1,474	(234)	18,179
Preferred units distributions	(2,846)	(2,850)	(8,542)	(8,551)
Net income attributable to SLGOP	96,744	44,419	320,400	72,362
Perpetual preferred unit distributions	(3,738)	(3,738)	(11,213)	(11,213)
Net income attributable to SLGOP common unitholders	$93,006	$40,681	$309,187	$61,149

Basic Earnings per Unit	$1.03	$0.40	$3.34	$0.59
Diluted Earnings per Unit	$1.03	$0.40	$3.34	$0.59

Basic weighted average common units outstanding	90,209	102,326	92,369	104,001
Diluted weighted average common units and common unit equivalents outstanding	90,428	102,570	92,580	104,280

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$99,454	$45,795	$329,176	$62,734
Other comprehensive income (loss):
Change in net unrealized gain on derivative instruments, including SLGOP's share of joint venture net unrealized gain on derivative instruments	3,919	(217)	18,809	(3,812)
Change in unrealized gain (loss) on marketable securities	(32)	44	(39)	(4,443)
Other comprehensive income (loss)	3,887	(173)	18,770	(8,255)
Comprehensive income	103,341	45,622	347,946	54,479
Net income loss (income) attributable to noncontrolling interests	136	1,474	(234)	18,179
Other comprehensive (income) loss attributable to noncontrolling interests	(210)	4	(1,075)	303
Comprehensive income attributable to SLGOP	$103,267	$47,100	$346,637	$72,961

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$221,932	92,803	$5,984,557	$18,604	$364,361	$6,589,454
Cumulative adjustment upon adoption of ASC 610-20			570,524			570,524
Balance at January 1, 2018	$221,932	92,803	$6,555,081	$18,604	$364,361	$7,159,978
Net income			212,797		371	213,168
Other comprehensive income				14,018		14,018
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		1	64			64
Conversion of common units		15	1,560			1,560
Reallocation of noncontrolling interests in the operating partnership			(4,493)			(4,493)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(20)	8,090			8,090
Repurchases of common stock		(7,133)	(693,091)			(693,091)
Contribution to consolidated joint venture interests					1,828	1,828
Deconsolidation of partially owned entity					(314,596)	(314,596)
Contributions - proceeds from stock options exercised		59	5,637			5,637
Cash distributions to noncontrolling interests					(724)	(724)
Cash distributions declared ($1.625 per common unit, none of which represented a return of capital for federal income tax purposes)			(141,908)			(141,908)
Balance at June 30, 2018	221,932	85,725	5,936,262	32,622	51,240	6,242,056
Net income			91,947		(136)	91,811
Other comprehensive income				3,677		3,677
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		—	52			52
Conversion of common units		—	—			—
Reallocation of noncontrolling interests in the operating partnership			11,941			11,941
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		13	4,634			4,634
Repurchases of common stock		(253)	(25,236)			(25,236)
Contribution to consolidated joint venture interests					3,072	3,072
Deconsolidation of partially owned entity					(520)	(520)
Contributions - proceeds from stock options exercised		109	9,936			9,936
Cash distributions to noncontrolling interests					(1,139)	(1,139)
Cash distributions declared ($0.8125 per common unit, none of which represented a return of capital for federal income tax purposes)			(69,371)			(69,371)
Balance at September 30, 2018	$221,932	$85,594	$5,956,427	$36,299	$52,517	$6,267,175

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2016	$221,932	100,562	$7,080,406	$22,137	$426,436	$7,750,911
Net income			27,048		(16,705)	10,343
Other comprehensive income				(7,783)		(7,783)
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		1	111			111
Conversion of common units		122	13,242			13,242
Reallocation of noncontrolling interests in the operating partnership			(12,712)			(12,712)
Equity component of repurchased exchangeable senior notes			(18,824)			(18,824)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(8)	13,544			13,544
Repurchases of common stock		(2,448)	(253,197)			(253,197)
Contribution to consolidated joint venture interests					33,009	33,009
Deconsolidation of partially owned entity					(30,203)	(30,203)
Contributions - proceeds from stock options exercised		138	11,595			11,595
Cash distributions to noncontrolling interests					(609)	(609)
Cash distributions declared ($1.55 per common unit, none of which represented a return of capital for federal income tax purposes)			(154,312)			(154,312)
Balance at June 30, 2017	221,932	98,367	6,699,426	14,354	411,928	7,347,640
Net income			42,607		(1,474)	41,133
Other comprehensive income				(169)		(169)
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		1	74			74
Conversion of common units		20	2,111			2,111
Reallocation of noncontrolling interests in the operating partnership			15,381			15,381
Equity component of repurchased exchangeable senior notes			(9,145)			(9,145)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		2	6,511			6,511
Repurchases of common stock		(952)	(96,794)			(96,794)
Contribution to consolidated joint venture interests					193	193
Deconsolidation of partially owned entity						—
Contributions - proceeds from stock options exercised		8	695			695
Cash distributions to noncontrolling interests					(44,480)	(44,480)
Cash distributions declared ($0.775 per common unit, none of which represented a return of capital for federal income tax purposes)			(75,360)			(75,360)
Balance at September 30, 2017	$221,932	$97,446	$6,581,768	$14,185	$366,167	$7,184,052
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$329,176	$62,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,762	331,117
Equity in net income from unconsolidated joint ventures	(9,709)	(14,104)
Distributions of cumulative earnings from unconsolidated joint ventures	10,174	19,609
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(136,522)	(16,166)
Purchase price and other fair value adjustments	(57,385)	—
Depreciable real estate reserves	6,691	85,336
(Gain) loss on sale of real estate, net	(6,227)	3,256
Loan loss reserves and other investment reserves, net of recoveries	1,087	—
Gain on sale of investments in marketable securities	—	(3,262)
Loss on early extinguishment of debt	2,194	—
Deferred rents receivable	(11,328)	(33,523)
Other non-cash adjustments	8,907	21,224
Changes in operating assets and liabilities:
Tenant and other receivables	3,186	(2,318)
Related party receivables	5,186	(8,238)
Deferred lease costs	(31,828)	(31,479)
Other assets	(52,172)	(58,068)
Accounts payable, accrued expenses, other liabilities and security deposits	20,715	773
Deferred revenue and land leases payable	17,638	55,361
Net cash provided by operating activities	317,545	412,252
Investing Activities
Acquisitions of real estate property	(40,279)	(25,114)
Additions to land, buildings and improvements	(163,750)	(251,906)
Investments in unconsolidated joint ventures	(298,836)	(112,697)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	208,724	279,478
Net proceeds from disposition of real estate/joint venture interest	892,350	160,649
Proceeds from sale or redemption of marketable securities	—	55,129
Other investments	991	46,955
Origination of debt and preferred equity investments	(652,309)	(935,724)
Repayments or redemption of debt and preferred equity investments	553,341	707,676
Net cash provided by (used in) investing activities	500,232	(75,554)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Financing Activities
Proceeds from mortgages and other loans payable	$339,125	$779,650
Repayments of mortgages and other loans payable	(351,080)	(706,056)
Proceeds from revolving credit facility and senior unsecured notes	2,205,000	1,447,800
Repayments of revolving credit facility and senior unsecured notes	(2,000,000)	(1,270,804)
Proceeds from stock options exercised and DRIP issuance	15,689	12,475
Repurchase of common stock	(760,073)	(349,991)
Redemption of preferred stock	(350)	(125)
Distributions to noncontrolling interests in other partnerships	(1,863)	(45,089)
Contributions from noncontrolling interests in other partnerships	4,900	33,202
Distributions paid on common and preferred units	(248,476)	(262,340)
Other obligations related to loan participations	(3,842)	16,737
Tax withholdings related to restricted share awards	16	(3,879)
Deferred loan costs and capitalized lease obligation	(8,257)	(8,993)
Net cash used in financing activities	(809,211)	(357,413)
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,566	(20,715)
Cash, cash equivalents, and restricted cash at beginning of year	250,026	369,967
Cash, cash equivalents, and restricted cash at end of period	$258,592	$349,252

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$—	$23,273
Conversion of units in the Operating Partnership for common stock	1,560	15,352
Redemption of units in the Operating Partnership for the sale of a joint venture	10,445	—
Tenant improvements and capital expenditures payable	16,246	8,926
Fair value adjustment to noncontrolling interest in Operating Partnership	7,448	2,669
Deconsolidation of subsidiaries	298,391	328,643
Transfer of assets related to assets held for sale	734,008	273,455
Transfer of liabilities related to assets held for sale	310,496	1,290
Removal of fully depreciated commercial real estate properties	115,320	11,158

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$160,248	$241,489
Restricted cash	98,344	107,763
Total cash, cash equivalents, and restricted cash	$258,592	$349,252

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2018
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2018, noncontrolling investors held, in the aggregate, a 5.10% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of September 30, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	21	(2)	12,756,091	10	11,491,164	31	24,247,255	94.5%
	Retail	5	(3)	312,623	9	352,174	14	664,797	98.4%
	Development/Redevelopment	7		308,945	2	347,000	9	655,945	40.1%
	Fee Interest	—		—	1	—	1	—	—%
		33		13,377,659	22	12,190,338	55	25,567,997	93.2%
Suburban	Office	13		2,295,200	—	—	13	2,295,200	91.6%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	—	—	1	1,000	—%
		15		2,348,200	—	—	15	2,348,200	91.7%
Total commercial properties		48		15,725,859	22	12,190,338	70	27,916,197	93.1%
Residential:
Manhattan	Residential	4	(3)(4)	511,097	10	2,156,751	14	2,667,848	92.4%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		4		511,097	10	2,156,751	14	2,667,848	92.4%
Total portfolio		52		16,236,956	32	14,347,089	84	30,584,045	93.0%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes 2 Herald Square, which is under contract for sale of a joint venture interest and has been classified as held for sale as of September 30, 2018.

(3)
As of September 30, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(4)	Includes the Upper East Side Residential Assemblage and 1231 Third Avenue, which are classified as held for sale at September 30, 2018.
As of September 30, 2018, we also managed an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2018 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
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
We consolidate a VIE in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
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
We recognized $1.3 million and $5.5 million of rental revenue for the three and nine months ended September 30, 2018, respectively, and $4.6 million and $15.8 million for the three and nine months ended September 30, 2017, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. For the three and nine months ended September 30, 2018 we recognized as a reduction to interest expense the amortization of above-market rate mortgages of $0.0 million and $0.0 million, respectively. For the three and nine months ended September 30, 2017 we recognized as a reduction to interest expense the amortization of above-market rate mortgages of $0.0 million and $0.8 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Identified intangible assets (included in other assets):
Gross amount	$261,216	$325,880
Accumulated amortization	(239,479)	(277,038)
Net(1)	$21,737	$48,842
Identified intangible liabilities (included in deferred revenue):
Gross amount	$274,120	$540,283
Accumulated amortization	(251,895)	(402,583)
Net(1)	$22,225	$137,700

(1)
As of September 30, 2018 and December 31, 2017, $0.2 million and $13.9 million, respectively, and $0.0 million and $4.1 million, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of September 30, 2018, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale debt securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The Company adopted ASU 2016-01 effective January 1, 2018 which required entities to measure investments in equity securities at fair value and recognize any changes in fair value in net income. Upon adoption we did not hold investments in equity securities and therefore did not record a cumulative-effect adjustment. We did not hold investments in equity securities as of September 30, 2018.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At September 30, 2018 and December 31, 2017, we held the following marketable securities (in thousands):

	September 30, 2018	December 31, 2017
Commercial mortgage-backed securities	$28,538	$28,579
Total marketable securities available-for-sale	$28,538	$28,579
The cost basis of the commercial mortgage-backed securities was $27.5 million at both September 30, 2018 and December 31, 2017. These securities mature at various times through 2035. We held no equity marketable securities as of September 30, 2018 and December 31, 2017.
During the three and nine months ended September 30, 2018, we did not dispose of any marketable securities. During the three months ended September 30, 2017, we disposed of marketable securities for aggregate net proceeds of $0.8 million. During the nine months ended September 30, 2017, we disposed of marketable securities for aggregate net proceeds of $55.2 million and realized a gain of $3.3 million, which is included in gain on sale of investment in marketable securities on the consolidated statements of operations.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. We recorded loan losses of $1.1 million and $1.1 million during the three and nine months ended September 30, 2018, respectively, related to the repayment of an investment pursuant to the sale of a property. No loan losses were recorded during the three and nine months ended September 30, 2017, respectively.
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
During the three and nine months ended September 30, 2018, we recorded Federal, state and local tax provisions of $0.3 million and $2.0 million, respectively.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the ‘‘Tax Act’’) was signed into law and makes substantial changes to the Code. Many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. The Tax Act has not had a material impact on our financial statements for the three and nine months ended September 30, 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Credit Suisse Securities (USA), Inc., who accounts for 8.1% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at September 30, 2018. For the three months ended September 30, 2018, 7.2%, 6.4%, 6.2%, 5.8% and 5.6% of our annualized cash rent was attributable to 11 Madison Avenue, 420 Lexington Avenue, 1185 Avenue of the Americas, 1515 Broadway, and One Madison Avenue, respectively. Annualized cash rent for each of our other consolidated properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In August 2018, The Securities and Exchange Commission adopted a final rule that eliminated or amended disclosure requirements that were redundant or outdated in light of changes in its requirements, generally accepted accounting principles, or changes in the business environment. The commission also referred certain disclosure requirements to the Financial Accounting Standards Board for potential incorporation into generally accepted accounting principles. The rule is effective for filings after November 5, 2018. The Company assessed the impact of this rule and determined that the changes resulted in clarification or expansion of existing requirements. The Company early adopted the rule upon publication to the federal register on October 5, 2018 and it did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-15, Intangibles - Goodwill and Other- Internal-Use Software (Topic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments provide guidance on accounting for fees paid when the arrangement includes a software license and align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs to develop or obtain internal-use software. The guidance will be effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet adopted this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements when the new standard is implemented.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment removed, modified and added the disclosure requirements under Topic 820. The changes are effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted for the removed or modified disclosures with adoption of the additional disclosures upon the effective date. The Company has not yet adopted this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements when the new standard is implemented.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This amendment provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. The guidance will be effective for the Company for fiscal years beginning after December 15, 2018, including the interim periods within that fiscal year. The Company has not yet adopted this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements when the new standard is implemented.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments- Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. These amendments provide additional guidance related to equity securities without a readily determinable fair value, forward contracts and options purchased on those equity securities and fair value option liabilities. The Company adopted the guidance on July 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, and in July 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in the new standards will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standards will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has not yet adopted the guidance, and does not expect a material impact on the Company’s consolidated financial statements when the new standards are implemented.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, and in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by a lessor, inclusive of the effect of a practical expedient offered in ASU No. 2018-11 that allows lessors to not separate non-lease components from the related lease components under certain conditions, which the Company expects most of its leases to qualify for and to adopt, is largely unchanged from that applied under the previous standard. However, the Company will apply this guidance to the ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. While the Company is continuing to assess all potential impacts of the standard, we expect total liabilities and total assets to increase by $0.4 to $0.5 billion as of the date of adoption. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company expects to adopt this guidance January 1, 2019 and will apply the modified retrospective approach, and anticipates electing the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases.
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
September 30, 2018
(unaudited)

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
3. Property Acquisitions
The following table summarizes the properties acquired during the nine months ended September 30, 2018:

Property	Acquisition Date	Property Type	Approximate Square Feet		Acquisition Price (in millions)
2 Herald Square(1)	May 2018	Leasehold Interest	369,000		$266.0
1231 Third Avenue(2)	July 2018	Fee Interest	39,000		55.4
Upper East Side Residential(3)	August 2018	Fee Interest	0.2	acres	30.2

(1)
In May 2018, the Company was the successful bidder for the leasehold interest in 2 Herald Square, at the foreclosure of the asset. In April and May 2017, the Company had purchased, at par, loans in maturity default, which were secured by the leasehold interest in 2 Herald Square. At the time the loans were purchased, the Company expected to collect all contractually required payments, including interest. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. No impairment was recorded as the Company believed that the fair value of the leasehold exceeded the carrying amount of the loans. In May 2018, the Company was the successful bidder at the foreclosure of the asset. We recorded the assets acquired and liabilities assumed at fair value. This resulted in the recognition of a fair value adjustment of $8.1 million, which is reflected in the Company's consolidated statement of operations within purchase price and other fair value adjustments. See Note 16, "Fair Value Measurements."

(2)
In July 2018, the Company accepted an assignment of the equity interests in the property in lieu of repayment of the Company's debt investment, and marked the assets received and liabilities assumed to fair value.

(3)	In August 2018, the Company acquired the fee interest in three additional land parcels at the Upper East Side Residential Assemblage.
In September 2018, the Company entered into an agreement to sell the fee interests in 1231 Third Avenue and the Upper East Side Residential Assemblage, resulting in the properties being classified as held for sale as of September 30, 2018. The Company closed on this sale in October 2018. See Note 4, "Properties Held for Sale and Property Dispositions."
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended September 30, 2018, we entered into an agreement to sell the Upper East Side Residential Assemblage and 1231 Third Avenue in Manhattan for a gross sales price of $143.8 million. We closed on the sale of the Upper East Side Residential Assemblage and 1231 Third Avenue in October 2018.
As of September 30, 2018, 2 Herald Square, the Upper East Side Residential Assemblage, and 1231 Third Avenue were classified as held for sale. We closed on the sale of the Upper East Side Residential Assemblage and 1231 Third Avenue in October

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

2018. During the third quarter of 2018, the Company recorded a charge of $6.7 million in connection with the reclassification of the Upper East Side Residential Assemblage to held for sale. This charge is included in depreciable real estate reserves in the consolidated statement of operations.
Property Dispositions
The following table summarizes the properties sold during the nine months ended September 30, 2018:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss)(2) (in millions)
600 Lexington Avenue	January 2018	Fee Interest	303,515	$305.0	$23.8
115-117 Stevens Avenue	May 2018	Fee Interest	178,000	12.0	(0.7)
635 Madison Avenue	June 2018	Fee Interest	176,530	153.0	(14.1)
1-6 International Drive	July 2018	Fee Interest	540,000	55.0	(2.6)

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 600 Lexington Avenue is net of $1.3 million in employee compensation accrued in connection with the realization of this investment gain. Additionally, gain (loss) amounts do not include adjustments for expenses recorded in subsequent periods.

5. Debt and Preferred Equity Investments
Below is a summary of the activity relating to our debt and preferred equity investments for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Balance at beginning of period (1)	$2,114,041	$1,640,412
Debt investment originations/accretion (2)	664,961	1,142,591
Preferred equity investment originations/accretion (2)	6,305	144,456
Redemptions/sales/syndications/amortization (3)	(808,250)	(813,418)
Balance at end of period (1)	$1,977,057	$2,114,041

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

Debt Investments
As of September 30, 2018 and December 31, 2017, we held the following debt investments with an aggregate weighted average current yield of 8.92% at September 30, 2018 (in thousands):

Loan Type	September 30, 2018 Future Funding Obligations	September 30, 2018 Senior Financing	September 30, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan(3a)	$—	$1,160,000	$210,832	$204,005	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,927	24,913	April 2022
Mezzanine Loan	—	280,000	36,069	34,600	August 2022
Mezzanine Loan	—	83,689	12,704	12,699	November 2023
Mezzanine Loan(3b)	—	115,000	12,939	12,932	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,657,500	55,250	55,250	June 2027
Mortgage/Jr. Mortgage Loan(4)	—	—	—	250,464
Mortgage Loan(5)(6)	—	—	—	26,366

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Loan Type	September 30, 2018 Future Funding Obligations	September 30, 2018 Senior Financing	September 30, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Mortgage Loan(7)	—	—	—	239
Total fixed rate	$—	$3,893,189	$401,221	$669,968
Floating Rate Investments:
Mezzanine Loan(8)	—	20,523	10,977	10,934	August 2018
Mezzanine Loan(9)	2,325	45,025	35,168	34,879	October 2018
Mezzanine Loan(3c)	—	150,000	15,368	15,381	December 2018
Mezzanine Loan(3d)	—	—	14,856	14,869	December 2018
Mezzanine Loan	—	33,000	26,987	26,927	December 2018
Mezzanine Loan	3,607	30,438	10,403	8,550	January 2019
Mezzanine Loan(3e)(10)	795	—	15,150	15,148	March 2019
Mezzanine Loan	—	38,000	21,977	21,939	March 2019
Mezzanine Loan(11)	—	40,000	19,972	19,982	April 2019
Mezzanine Loan(11)	—	37,891	18,380	34,947	April 2019
Mezzanine Loan	—	175,000	37,404	37,250	April 2019
Mezzanine Loan	—	265,000	24,928	24,830	April 2019
Mortgage/Jr. Mortgage Participation Loan	17,186	228,516	82,517	71,832	August 2019
Mortgage/Mezzanine Loan(12)	—	—	19,999	19,940	August 2019
Mezzanine Loan(13)	—	65,000	14,998	14,955	August 2019
Mortgage/Mezzanine Loan	5,905	—	180,339	143,919	September 2019
Mezzanine Loan	—	350,000	34,847	34,737	October 2019
Mortgage/Mezzanine Loan	387	—	39,338	—	December 2019
Mortgage/Mezzanine Loan	13,048	—	56,624	43,845	January 2020
Mezzanine Loan	812	574,120	78,841	75,834	January 2020
Mortgage Loan	13,579	—	86,058	—	February 2020
Mezzanine Loan	2,944	312,310	51,669	—	March 2020
Mortgage/Mezzanine Loan	27,776	—	288,811	—	April 2020
Mezzanine Loan	6,095	36,786	12,141	11,259	July 2020
Mezzanine Loan	41,309	355,148	85,955	75,428	November 2020
Mortgage and Mezzanine Loan	35,631	—	96,185	88,989	December 2020
Mortgage and Mezzanine Loan	—	—	35,236	35,152	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,657	15,635	July 2021
Mortgage/Mezzanine Loan(14)	—	—	—	162,553
Mortgage/Mezzanine Loan(14)	—	—	—	74,755
Mortgage/Mezzanine Loan (15)	—	—	—	23,609
Mezzanine Loan(16)	—	—	—	12,174
Mezzanine Loan(17)	—	—	—	37,851
Mezzanine Loan(17)	—	—	—	14,855
Mortgage/Mezzanine Loan(6)	—	—	—	16,969
Mezzanine Loan(7)	—	—	—	59,723
Total floating rate	$171,399	$2,816,757	$1,430,785	$1,299,650
Total	$171,399	$6,709,946	$1,832,006	$1,969,618

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

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

(4)
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

(6)	This loan was repaid in August 2018.

(7)	This loan was repaid in September 2018.

(8)	In October 2018, the Company accepted an assignment of the equity interests in the property in lieu of repayment of the loan, and marked the assets received and liabilities assumed to fair value.

(9)	This loan was extended in October 2018.

(10)	This loan was extended in March 2018.

(11)	This loan was extended in April 2018.

(12)	This loan was extended in August 2018.

(13)	This loan was extended in July 2018.

(14)	This loan was repaid in February 2018.

(15)	This loan was sold in May 2018.

(16)	In July 2018, the Company accepted an assignment of the equity interests in the property in lieu of repayment, and marked the assets received and liabilities assumed to fair value.

(17)	This loan was repaid in July 2018.

Preferred Equity Investments
As of September 30, 2018 and December 31, 2017, we held the following preferred equity investments with an aggregate weighted average current yield of 5.73% at September 30, 2018 (in thousands):

Type	September 30, 2018 Future Funding Obligations	September 30, 2018 Senior Financing	September 30, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Preferred Equity	$—	$272,000	$145,051	$144,423	April 2021
Total	$—	$272,000	$145,051	$144,423

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
At September 30, 2018, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of one mezzanine loan which is in maturity default as discussed in subnote 8 of the Debt Investments table above.
At December 31, 2017, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of our investment in 2 Herald Square which was purchased in maturity default in May 2017 and April 2017, respectively, for which we subsequently were the successful bidder for the leasehold interest at the foreclosure of the asset as discussed in Note 3, "Property Acquisitions," and a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as discussed in subnote 5 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at September 30, 2018 and December 31, 2017, comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $84.8 million and $65.5 million at September 30, 2018 and December 31, 2017, respectively. No financing receivables were 90 days past due at September 30, 2018.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2018, the book value of these investments was $3.1 billion, net of investments with negative book values totaling $81.9 million for which we have an implicit commitment to fund future capital needs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

As of September 30, 2018 and December 31, 2017, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, One Vanderbilt, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $722.4 million and $606.2 million as of September 30, 2018 and December 31, 2017, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of September 30, 2018:

Property	Partner	Ownership Interest(1)	Economic Interest(1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	February 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
919 Third Avenue(3)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000	January 2007	1,256,727
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
3 Columbus Circle(4)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(5)	Jeff Sutton	50.00%	50.00%	57,718	August 2011	136,550
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(6)	Private Investors	32.28%	32.28%	13,069	December 2012	75,000
650 Fifth Avenue(7)	Jeff Sutton	50.00%	50.00%	69,214	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio(8)	Various	Various	Various	1,439,016	February 2015	36,668
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000	August 2016	2,605,000
333 East 22nd Street	Private Investors	33.33%	33.33%	26,926	August 2016	—
400 East 57th Street(9)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482	October 2016	170,000
One Vanderbilt(10)	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—	January 2017	3,310,000
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725	October 2017	1,725,000
1515 Broadway(11)	Allianz Real Estate of America	56.87%	56.87%	1,750,000	November 2017	1,950,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of September 30, 2018. Changes in ownership or economic interests within the current year are disclosed in the notes below.

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

(4)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns floors three through eight at the property. Because the joint venture has an option to repurchase these floors, the gain associated with this sale was deferred. In August 2018, the Company entered into an agreement to sell its interest in 3 Columbus Circle. The transaction is expected to close in the fourth quarter of 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

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

(10)
The partners have committed aggregate equity totaling no less than $525 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 29.0%. At September 30, 2018 the total of the two partners' ownership interests based on equity contributed was 17.10%.

(11)
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

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of September 30, 2018 and December 31, 2017, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	September 30, 2018	December 31, 2017	Maturity Date
Preferred Equity	$145,007	$—	November 2018
Mezzanine Loan(1)	44,420	44,823	February 2022
Mezzanine Loan(2)	—	26,716
Mezzanine Loan and Preferred Equity(3)	—	100,000
	$189,427	$171,539

(1)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP.

(2)	The Company was redeemed on this investment in July 2018.

(3)	The mezzanine loan was repaid and the preferred equity interest was redeemed in March 2018.

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the nine months ended September 30, 2018:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain (Loss) on Sale (in thousands)(2)
1274 Fifth Avenue(3)	9.83%	February 2018	Property	$44,100	$(362)
1515 Broadway(4)	13.00%	February 2018	Ownership Interest	1,950,000	—
Stonehenge Village(3)	5.00%	March 2018	Property	287,000	(5,701)
175-225 Third Street Brooklyn, New York	95.00%	April 2018	Property	115,000	19,483
1745 Broadway	56.87%	May 2018	Property	633,000	52,038
Jericho Plaza	11.67%	June 2018	Ownership Interest	117,400	147
724 Fifth Avenue	49.90%	July 2018	Ownership Interest	365,000	64,587
Mezzanine Loan(5)	33.33%	August 2018	Repayment(5)	15,000	N/A

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

(2)
Represents the Company's share of the gain (loss). The gains on sale for 175-225 Third Street, 1745 Broadway, and 724 Fifth Avenue are net of $1.5 million, $2.2 million, and $2.4 million in employee compensation accrued in connection with the realization of these investment gains, respectively. Additionally, gain (loss) amounts do not include adjustments for expenses recorded in subsequent periods.

(3)	Property was part of the Stonehenge Portfolio.

(4)	Our investment in 1515 Broadway was marked to fair value on January 1, 2018 upon adoption of ASC 610-20.

(5)	Our investment in a joint venture that owned a mezzanine loan secured by a commercial property in midtown Manhattan was repaid after the joint venture received repayment of the underlying loan.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2018 and December 31, 2017, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)	September 30, 2018	December 31, 2017
Fixed Rate Debt:
521 Fifth Avenue	50.50%	November 2019	3.73%	$170,000	$170,000
717 Fifth Avenue (3)	10.92%	July 2022	4.45%	300,000	300,000
717 Fifth Avenue (3)	10.92%	July 2022	5.50%	355,328	355,328
650 Fifth Avenue (4)	50.00%	October 2022	4.46%	210,000	210,000
650 Fifth Avenue (4)	50.00%	October 2022	5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	5.12%	500,000	—
3 Columbus Circle	48.90%	March 2025	3.61%	350,000	350,000
1515 Broadway	56.87%	March 2025	3.93%	860,124	872,528
11 Madison Avenue	60.00%	September 2025	3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026	3.00%	100,000	100,000
Worldwide Plaza	24.35%	November 2027	3.98%	1,200,000	1,200,000
Stonehenge Portfolio (5)	Various	Various	4.20%	322,073	357,282
Total fixed rate debt				$6,021,525	$5,569,138

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		September 30, 2018	December 31, 2017
Floating Rate Debt:
280 Park Avenue	50.00%	September 2019	L+	1.73%	$1,200,000	$1,200,000
121 Greene Street	50.00%	November 2019	L+	1.50%	15,000	15,000
10 East 53rd Street	55.00%	February 2020	L+	2.25%	170,000	170,000
131-137 Spring Street	20.00%	August 2020	L+	1.55%	141,000	141,000
1552 Broadway	50.00%	October 2020	L+	2.65%	195,000	195,000
55 West 46th Street (6)	25.00%	November 2020	L+	2.13%	177,694	171,444
11 West 34th Street	30.00%	January 2021	L+	1.45%	23,000	23,000
103 East 86th Street	1.00%	January 2021	L+	1.40%	38,000	55,340
100 Park Avenue	49.90%	February 2021	L+	1.75%	360,000	360,000
One Vanderbilt (7)	71.01%	September 2021	L+	3.50%	375,000	355,535
605 West 42nd Street	20.00%	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	1 Year Treasury+	2.75%	1,590	1,648
175-225 Third Street (8)					—	40,000
1745 Broadway (9)					—	345,000
Jericho Plaza (10)					—	81,099
724 Fifth Avenue (11)					—	275,000
Total floating rate debt					$3,246,284	$3,979,066
Total joint venture mortgages and other loans payable					$9,267,809	$9,548,204
Deferred financing costs, net					(103,748)	(136,103)
Total joint venture mortgages and other loans payable, net					$9,164,061	$9,412,101

(1)
Economic interest represents the Company's interests in the joint venture as of September 30, 2018. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)
Interest rates as of September 30, 2018, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	These loans are comprised of a $210.0 million fixed rate mortgage loan and $65.0 million fixed rate mezzanine loan.

(5)	Amount is comprised of $135.0 million, $54.5 million, and $132.6 million in fixed-rate mortgages that mature in August 2019, June 2024, and April 2028, respectively.

(6)	This loan has a committed amount of $195.0 million, of which $17.3 million was unfunded as of September 30, 2018.

(7)
This loan is a $1.5 billion construction facility, which bears interest at 350 basis points over 30-day LIBOR, with reductions in interest cost based on meeting certain conditions, and has an initial five-year term with two one-year extension options. Advances under the loan are subject to incurred costs, funded equity, loan to value thresholds, and entering into construction contracts.

(8)	In April 2018, along with our joint venture partner, we closed on the sale of the property.

(9)	In May 2018, along with our joint venture partner, we closed on the sale of the property.

(10)	In June 2018, we closed on the sale of our interest in the property.

(11)	In July 2018, we closed on the sale of substantially all of our interest in the property to our joint venture partner.
We act as the operating partner and day-to-day manager for all our joint ventures, except for Worldwide Plaza, 800 Third Avenue, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 605 West 42nd Street, 400 East 57th Street, and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.4 million and $9.3 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2018, respectively. We earned $1.5 million and $19.4 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2017, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018	December 31, 2017
Assets (1)
Commercial real estate property, net	$14,091,365	$12,822,133
Cash and restricted cash	350,802	494,909
Tenant and other receivables, related party receivables, and deferred rents receivable, net of allowance	287,509	349,944
Debt and preferred equity investments, net	189,427	202,539
Other assets	2,235,237	1,407,806
Total assets	$17,154,340	$15,277,331
Liabilities and equity (1)
Mortgages and other loans payable, net	$9,164,061	$9,412,101
Deferred revenue/gain	1,851,079	985,648
Other liabilities	474,169	411,053
Equity	5,665,031	4,468,529
Total liabilities and equity	$17,154,340	$15,277,331
Company's investments in unconsolidated joint ventures	$3,070,825	$2,362,989

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

The combined statements of operations for the unconsolidated joint ventures, for the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$304,869	$216,100	$940,005	$643,210
Operating expenses	56,304	38,055	166,433	115,996
Ground rent	4,397	4,182	13,247	12,612
Real estate taxes	56,747	37,282	169,612	107,391
Interest expense, net of interest income	88,328	61,066	269,717	176,096
Amortization of deferred financing costs	4,446	4,030	16,912	17,994
Transaction related costs	—	—	—	146
Depreciation and amortization	101,538	61,447	318,113	198,556
Total expenses	311,760	206,062	954,034	628,791
Loss on early extinguishment of debt	—	(7,638)	—	(7,638)
Net (loss) income before gain on sale (1)	$(6,891)	$2,400	$(14,029)	$6,781
Company's equity in net income from unconsolidated joint ventures (1)	$971	$4,078	$9,709	$14,104

(1)
The combined statements of operation and the Company's equity in net income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

7. Deferred Costs
Deferred costs at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred leasing costs	$438,964	$443,341
Less: accumulated amortization	(236,464)	(217,140)
Deferred costs, net	$202,500	$226,201

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at September 30, 2018 and December 31, 2017, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)		September 30, 2018	December 31, 2017
Fixed Rate Debt:
One Madison Avenue	May 2020		5.91%	$461,159	$486,153
762 Madison Avenue	February 2022		5.00%	771	771
100 Church Street	July 2022		4.68%	214,575	217,273
420 Lexington Avenue	October 2024		3.99%	300,000	300,000
400 East 58th Street (2)	November 2026		3.00%	40,000	40,000
Landmark Square	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027		3.58%	35,975	36,363
315 West 33rd Street	February 2027		4.17%	250,000	250,000
919 Third Avenue (4)				—	500,000
Unsecured Loan (5)				—	16,000
Series J Preferred Units (6)				—	4,000
Total fixed rate debt				$1,852,480	$2,400,560
Floating Rate Debt:
1231 Third Avenue (7)	January 2019	L+	3.70%	$45,000	$—
FHLB Facility	May 2019	L+	0.27%	13,000	—
183, 187 Broadway & 5-7 Dey Street	May 2019	L+	2.70%	58,000	58,000
2017 Master Repurchase Agreement	June 2019	L+	2.34%	300,000	90,809
115 Spring Street	September 2023	L+	3.40%	65,550	—
719 Seventh Avenue	September 2023	L+	1.20%	50,000	41,622
220 East 42nd Street (8)				—	275,000
Total floating rate debt				$531,550	$465,431
Total fixed rate and floating rate debt				$2,384,030	$2,865,991
Mortgages reclassed to liabilities related to assets held for sale (7)				(45,000)	—
Total mortgages and other loans payable				$2,339,030	$2,865,991
Deferred financing costs, net of amortization				(22,342)	(28,709)
Total mortgages and other loans payable, net				$2,316,688	$2,837,282

(1)
Interest rate as of September 30, 2018, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

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

(4)	Our investment in the property was deconsolidated as of January 1, 2018. See Note 6, "Investments in Unconsolidated Joint Ventures".

(5)	In May 2018, the loan was repaid in connection with the sale of property.

(6)	In June 2018, the Series J Preferred Units were redeemed in connection with the sale of the property.

(7)	This property was held for sale at September 30, 2018 and the related mortgage of $45.0 million, is included in liabilities related to assets held for sale.

(8)	In July 2018, the mortgage was repaid.
At September 30, 2018 and December 31, 2017, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $3.9 billion and $4.8 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Federal Home Loan Bank of New York Facility
The Company's wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances. As of September 30, 2018, we had $13.0 million in outstanding secured advances with a borrowing rate of 30-day LIBOR over 27 basis points.
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
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. In June 2018, we exercised a one year extension option. At September 30, 2018, the facility had an outstanding balance of $299.4 million, net of deferred financing costs.
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
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of September 30, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2018, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At September 30, 2018, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2018, the facility fee was 20 basis points.
As of September 30, 2018, we had $11.8 million of outstanding letters of credit, $145.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the 2017 credit facility. At September 30, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $136.7 million and $30.3 million, respectively, net of deferred financing costs. At September 30, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility. ROP is a guarantor under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2018 and December 31, 2017, respectively, by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2018 Unpaid Principal Balance	September 30, 2018 Accreted Balance	December 31, 2017 Accreted Balance	Interest Rate (1)		Initial Term (in Years)	Maturity Date
March 16, 2010 (2)	$250,000	$250,000	$250,000		7.75%	10	March 2020
August 7, 2018 (3)	350,000	350,000	—	L+	0.98%	3	August 2021
October 5, 2017 (3)	500,000	499,565	499,489		3.25%	5	October 2022
November 15, 2012 (4)	300,000	304,421	305,163		4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000		4.27%	10	December 2025
August 5, 2011 (2) (5)	—	—	249,953
	$1,500,000	$1,503,986	$1,404,605
Deferred financing costs, net		(9,160)	(8,666)
	$1,500,000	$1,494,826	$1,395,939

(1)
Interest rate as of September 30, 2018, taking into account interest rate hedges in effect during the period. Floating rate notes are presented with the stated spread over 3-month LIBOR, unless otherwise specified. Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(3)	Issued by the Operating Partnership with the Company and ROP as guarantors.

(4)
In October 2017, the Company, the Operating Partnership and ROP, as co-obligors, issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

(5)	Balance was repaid in August 2018.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2018 and December 31, 2017, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2018, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2018	$9,881	$—	$—	$—	$—	$—	$9,881	$2,568
2019	42,271	116,000	—	—	—	—	158,271	115,295
2020	23,466	704,531	—	—	—	250,000	977,997	276,822
2021	11,638	—	—	—	—	350,000	361,638	454,621
2022	9,430	198,555	—	—	—	800,000	1,007,985	220,810
Thereafter	16,591	1,251,667	145,000	1,500,000	100,000	100,000	3,113,258	2,879,344
	$113,277	$2,270,753	$145,000	$1,500,000	$100,000	$1,500,000	$5,629,030	$3,949,460
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense before capitalized interest	$64,078	$72,859	$180,550	$217,273
Interest capitalized	(8,504)	(6,869)	(22,785)	(19,892)
Interest income	(406)	(356)	(1,070)	(1,269)
Interest expense, net	$55,168	$65,634	$156,695	$196,112
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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million and $3.0 million for the three and nine months ended September 30, 2018, respectively, and was $1.0 million and $3.0 million for the three and nine months ended September 30, 2017, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $5.0 million and $14.0 million for the three and nine months ended September 30, 2018, respectively, for these services (excluding services provided directly to tenants), and $5.7 million and $16.0 million for the three and nine months ended September 30, 2017, respectively.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2017, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Due from joint ventures	$12,485	$15,025
Other	8,940	8,014
Related party receivables	$21,425	$23,039
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2018 and December 31, 2017, the noncontrolling interest unit holders owned 5.10%, or 4,600,521 units, and 4.58%, or 4,452,979 units, of the Operating Partnership, respectively. As of September 30, 2018, 4,600,521 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Balance at beginning of period	$461,954	$473,882
Distributions	(11,469)	(14,266)
Issuance of common units	19,980	25,723
Redemption of common units	(12,005)	(21,574)
Net income	15,656	3,995
Accumulated other comprehensive income allocation	1,075	(94)
Fair value adjustment	(7,448)	(5,712)
Balance at end of period	$467,743	$461,954

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
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
September 30, 2018
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
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of September 30, 2018, no Subsidiary Series B Preferred Units have been issued.
Below is a summary of the activity relating to the preferred units in the Operating Partnership for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Balance at beginning of period	$301,735	$302,010
Issuance of preferred units	—	—
Redemption of preferred units	(450)	(275)
Balance at end of period	$301,285	$301,735
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2018, 85,593,863 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
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
At September 30, 2018, repurchases executed under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be repurchased under the plan (in millions) (1)
Year ended 2017	8,342,411	$101.64	8,342,411	$1,152.0
First quarter 2018	3,653,928	$97.07	11,996,339	$797.2
Second quarter 2018	3,479,552	$97.22	15,475,891	$458.9
Third quarter 2018	252,947	$99.75	15,728,838	$433.6

(1)	Reflective of $2.0 billion plan maximum as of September 30, 2018.

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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the nine months ended September 30, 2018 and 2017, respectively (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Shares of common stock issued	1,183	1,771
Dividend reinvestments/stock purchases under the DRSPP	$64	$185
Earnings per Share
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

SL Green's earnings per share for the three and nine months ended September 30, 2018 and 2017 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2018	2017	2018	2017
Basic Earnings:
Income attributable to SL Green common stockholders	$88,209	$38,869	$293,531	$58,442
Less: distributed earnings allocated to participating securities	(125)	(109)	(371)	(330)
Less: undistributed earnings allocated to participating securities	(33)	—	(138)	—
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$88,051	$38,760	$293,022	$58,112
Add back: undistributed earnings allocated to participating securities	33	—	138	—
Add back: distributed earnings allocated to participating securities	125	109	371	330
Add back: Effect of dilutive securities (redemption of units to common shares)	4,797	1,812	15,656	2,707
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$93,006	$40,681	$309,187	$61,149

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2018	2017	2018	2017
Basic Shares:
Weighted average common stock outstanding	85,566	97,783	87,692	99,431
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,643	4,543	4,677	4,570
Stock-based compensation plans	219	244	211	279
Diluted weighted average common stock outstanding	90,428	102,570	92,580	104,280
SL Green has excluded 941,636 and 1,137,971 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2018, respectively, as they were anti-dilutive. SL Green has excluded 1,175,708 and 1,076,695 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2017, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at September 30, 2018 owned 85,593,863 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of September 30, 2018, limited partners other than SL Green owned 5.10%, or 4,600,521 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2018 and 2017, respectively, are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2018	2017	2018	2017
Basic Earnings:
Income attributable to SLGOP common unitholders	$93,006	$40,681	$309,187	$61,149
Less: distributed earnings allocated to participating securities	(125)	(109)	(371)	(330)
Less: undistributed earnings allocated to participating securities	(33)	—	(138)	—
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$92,848	$40,572	$308,678	$60,819
Add back: undistributed earnings allocated to participating securities	33	—	138	—
Add back: distributed earnings allocated to participating securities	125	109	371	330
Income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$93,006	$40,681	$309,187	$61,149

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2018	2017	2018	2017
Basic units:
Weighted average common units outstanding	90,209	102,326	92,369	104,001
Effect of Dilutive Securities:
Stock-based compensation plans	219	244	211	279
Diluted weighted average common units outstanding	90,428	102,570	92,580	104,280
The Operating Partnership has excluded 941,636 and 1,137,971 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2018, respectively, as they were anti-dilutive. The Operating Partnership has excluded 1,175,708 and 1,076,695 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2017, respectively, as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2018, 7.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2018 and the year ended December 31, 2017.

	September 30, 2018	December 31, 2017
Dividend yield	2.85%	2.51%
Expected life	3.5 years	4.4 years
Risk-free interest rate	2.48%	1.73%
Expected stock price volatility	22.00%	28.10%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

A summary of the status of the Company's stock options as of September 30, 2018 and December 31, 2017, and changes during the nine months ended September 30, 2018 and year ended December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,548,719	$101.48	1,737,213	$98.44
Granted	6,000	97.91	174,000	105.66
Exercised	(167,868)	90.54	(292,193)	81.07
Lapsed or canceled	(90,199)	114.34	(70,301)	121.68
Balance at end of period	1,296,652	$101.98	1,548,719	$101.48
Options exercisable at end of period	931,169	$99.41	800,902	$94.33
Total fair value of options granted during the period	$84,068		$3,816,652
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.3 years and the remaining average contractual life of the options exercisable was 3.3 years.
During the three and nine months ended September 30, 2018, we recognized compensation expense for these options of $1.1 million and $4.3 million, respectively. During the three and nine months ended September 30, 2017, we recognized compensation expense for these options of $2.0 million and $5.9 million, respectively.
As of September 30, 2018, there was $3.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.0 years.
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
A summary of the Company's restricted stock as of September 30, 2018 and December 31, 2017 and charges during the nine months ended September 30, 2018 and the year ended December 31, 2017, are as follows:

	September 30, 2018	December 31, 2017
Balance at beginning of period	3,298,216	3,202,031
Granted	11,700	96,185
Canceled	(9,100)	—
Balance at end of period	3,300,816	3,298,216
Vested during the period	92,114	95,736
Compensation expense recorded	$9,441,158	$9,809,749
Total fair value of restricted stock granted during the period	$1,222,031	$9,905,986
The fair value of restricted stock that vested during the nine months ended September 30, 2018 and the year ended December 31, 2017 was $9.8 million and $9.4 million, respectively. As of September 30, 2018 there was $13.4 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.
For the three and nine months ended September 30, 2018, $1.6 million and $4.7 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and nine months ended September 30, 2017 $1.4 million and $5.0 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $20.6 million and $20.5 million as of September 30, 2018 and December 31, 2017, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2018, there was $5.2 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.0 year.
During the three and nine months ended September 30, 2018, we recorded compensation expense related to bonus, time-based and performance based awards of $2.3 million and $11.4 million, respectively. During the three and nine months ended September 30, 2017 we recorded compensation expense related to bonus, time-based and performance based awards of $2.5 million and $15.1 million, respectively.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded no compensation expense for the three and nine months ended September 30, 2018 related to the 2014 Outperformance Plan. We recorded compensation expense of $1.9 million and $8.2 million for the three and nine months ended September 30, 2017, respectively, related to the 2014 Outperformance Plan.
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
During the nine months ended September 30, 2018, 12,541 phantom stock units and 9,394 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.1 million and $2.2 million during the three and nine months ended September 30, 2018, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.1 million and $2.2 million during the three and nine months ended September 30, 2017, respectively, related to the Deferred Compensation Plan.
As of September 30, 2018, there were 112,394 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2018, 112,815 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of September 30, 2018 (in thousands):

	Net unrealized gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2017	$12,542	$5,020	$1,042	$18,604
Other comprehensive (loss) income before reclassifications	11,876	6,266	(44)	18,098
Amounts reclassified from accumulated other comprehensive income	(36)	(367)	—	(403)
Balance at September 30, 2018	$24,382	$10,919	$998	$36,299

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $1.8 million and $3.2 million, respectively.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,538	$—	$28,538	$—
Interest rate cap and swap agreements (included in other assets)	$27,547	$—	$27,547	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,579	$—	$28,579	$—
Interest rate cap and swap agreements (included in other assets)	$16,692	$—	$16,692	$—
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
In May 2018, the Company was the successful bidder at the foreclosure of 2 Herald Square, at which time the Company's $250.5 million outstanding principal balance and $7.7 million accrued interest balance receivables were credited to our equity investment in the property. We recorded the assets acquired and liabilities assumed at fair value. This resulted in the recognition of a fair value adjustment of $8.1 million, which is reflected on the Company's consolidated statement of operations within purchase price and other fair value adjustments. This fair value was determined by utilizing our successful bid at the foreclosure of the asset, the agreement to sell a partial interest in the property, and cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as a sales comparison approach, which utilizes comparable sales, listings and sales contracts, all of which are classified as Level 3 inputs.
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
September 30, 2018
(unaudited)

is classified as Level 3, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,977,057	(2)	$2,114,041	(2)

Fixed rate debt	$3,506,466	$3,516,292	$4,305,165	$4,421,866
Variable rate debt	2,126,550	2,149,406	1,605,431	1,612,224
	$5,633,016	$5,665,698	$5,910,596	$6,034,090

(1)	Amounts exclude net deferred financing costs.

(2)
At September 30, 2018, debt and preferred equity investments had an estimated fair value ranging between $2.0 billion and $2.2 billion. At December 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2018 and December 31, 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at September 30, 2018 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	1.131%	July 2016	July 2023	Other Assets	$15,924
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	7,829
Interest Rate Cap	137,500	4.000%	September 2017	September 2019	Other Assets	1
Interest Rate Swap	100,000	1.928%	December 2017	November 2020	Other Assets	1,901
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Assets	1,892
						$27,547
During the three months ended September 30, 2018, we recorded a loss on the changes in the fair value of $0.1 million, which is included in interest expense in the consolidated statements of operations. During the nine months ended September 30, 2018, we recorded a loss on the changes in the fair value of $0.4 million, which is included in interest expense in the consolidated statements of operations. During both the three and nine months ended September 30, 2017, we recorded a loss on the changes in the fair value of $0.1 million, which is included in interest expense in the consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2018, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was zero. As of September 30, 2018, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of zero at September 30, 2018.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $3.7 million of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $1.9 million of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2018	2017		2018	2017		2018	2017
Interest Rate Swaps/Caps	$2,207	$(304)	Interest expense	$295	$(85)	Interest expense	$19	$4
Share of unconsolidated joint ventures' derivative instruments	2,263	(290)	Equity in net income from unconsolidated joint ventures	238	(185)	Equity in net income from unconsolidated joint ventures	16	(48)
	$4,470	$(594)		$533	$(270)		$35	$(44)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized into Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2018	2017		2018	2017		2018	2017
Interest Rate Swaps/Caps	$12,605	$(5,477)	Interest expense	$42	$(1,583)	Interest expense	$7	$(4)
Share of unconsolidated joint ventures' derivative instruments	6,668	(1,277)	Equity in net income from unconsolidated joint ventures	392	(876)	Equity in net income from unconsolidated joint ventures	(103)	(109)
	$19,273	$(6,754)		$434	$(2,459)		$(96)	$(113)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

18. Commitments and Contingencies
Legal Proceedings
As of September 30, 2018, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of September 30, 2018 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2018	$2,662	$8,959
2019	10,825	35,943
2020	11,244	36,435
2021	11,634	36,752
2022	11,855	34,724
2023	12,082	32,549
Thereafter	1,391,066	1,008,779
Total minimum lease payments	$1,451,368	$1,194,141
Amount representing interest	(1,142,418)
Amount classified within liabilities held for sale (1)	(265,534)
Capital lease obligations	$43,416

(1)	Related to the ground lease at 2 Herald Square, which is under contract for sale of a joint venture interest and has been classified as held for sale as of September 30, 2018.
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
Selected consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and selected asset information as of September 30, 2018 and December 31, 2017, regarding our operating segments are as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2018
(unaudited)

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2018	$258,568	$48,977	$307,545
September 30, 2017	326,780	47,820	374,600
Nine months ended:
September 30, 2018	766,816	143,540	910,356
September 30, 2017	1,001,390	148,741	1,150,131
Net income
Three months ended:
September 30, 2018	$62,587	$36,867	$99,454
September 30, 2017	6,073	39,722	45,795
Nine months ended:
September 30, 2018	224,609	104,567	329,176
September 30, 2017	(68,379)	131,113	62,734
Total assets
As of:
September 30, 2018	$11,256,296	$2,198,708	$13,455,004
December 31, 2017	11,631,290	2,351,614	13,982,904
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2016 MRA and 2017 MRA. Interest is imputed on the investments that do not collateralize the 2016 MRA or 2017 MRA using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and nine months ended September 30, 2018, marketing, general and administrative expenses totaled $20.6 million, and $66.6 million, respectively. For the three and nine months ended September 30, 2017, marketing, general and administrative expenses totaled $24.0 million, and $72.4 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
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
As of September 30, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	21	(2)	12,756,091	10	11,491,164	31	24,247,255	94.5%
	Retail	5	(3)	312,623	9	352,174	14	664,797	98.4%
	Development/Redevelopment	7		308,945	2	347,000	9	655,945	40.1%
	Fee Interest	—		—	1	—	1	—	—%
		33		13,377,659	22	12,190,338	55	25,567,997	93.2%
Suburban	Office	13		2,295,200	—	—	13	2,295,200	91.6%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	—	—	1	1,000	—%
		15		2,348,200	—	—	15	2,348,200	91.7%
Total commercial properties		48		15,725,859	22	12,190,338	70	27,916,197	93.1%
Residential:
Manhattan	Residential	4	(3)(4)	511,097	10	2,156,751	14	2,667,848	92.4%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		4		511,097	10	2,156,751	14	2,667,848	92.4%
Total portfolio		52		16,236,956	32	14,347,089	84	30,584,045	93.0%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes 2 Herald Square, which is under contract for sale of a joint venture interest and has been classified as held for sale as of September 30, 2018.

(3)
As of September 30, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(4)	Includes the Upper East Side Residential Assemblage and 1231 Third Avenue, which are classified as held for sale at September 30, 2018.
As of September 30, 2018, we also managed an approximately 336,000 square foot (unaudited) office building owned by a third party and held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.

Critical Accounting Policies
Refer to the 2017 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and nine months ended September 30, 2018.

Reconciliation of Net Income to Same-Store Operating Income
We present Same-Store Operating Income because we believe that this measure, when taken together with the corresponding GAAP financial measures and our reconciliation, provides investors with meaningful information regarding the operating performance of our properties. When operating performance is compared across multiple periods, the investor is provided with information not immediately apparent from net income that is determined in accordance with GAAP. Same-Store Operating Income provides information on trends in the revenue generated and expenses incurred in operating our properties, unaffected by the cost of leverage, depreciation, amortization, and other net income components. We use this metric internally as a performance measure. This measure is not an alternative to net income (determined in accordance with GAAP) and same-store performance should not be considered an alternative to GAAP net income performance. This metric may be defined differently, and may not be comparable, to similarly named metrics used by other companies.
For properties owned since January 1, 2017 and still owned and operated at September 30, 2018, Same-Store Operating Income is determined as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net income	$99.5	$45.8	$329.2	$62.7
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(70.9)	(1.0)	(136.5)	(16.2)
Purchase price and other fair value adjustments	3.1	—	(57.4)	—
Loss (gain) on sale of real estate, net	2.5	—	(6.2)	3.3
Depreciable real estate reserves	6.7	—	6.7	85.3
Loss on early extinguishment of debt	2.2	—	2.2	—
Gain on sale of investment in marketable securities	—	—	—	(3.3)
Depreciation and amortization	70.7	91.7	208.0	318.9
Interest expense, net of interest income	55.2	65.6	156.7	196.1
Amortization of deferred financing costs	2.6	4.0	9.7	12.2
Loss on early extinguishment of debt	(2.2)	—	(2.2)	—
Operating income	169.4	206.1	510.2	659.0
Less: Operating income from other properties/affiliates	(34.5)	(79.0)	(110.7)	(270.8)
Same-store operating income	$134.9	$127.1	$399.5	$388.2

Results of Operations
Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017
The following comparison for the three months ended September 30, 2018, or 2018, to the three months ended September 30, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at September 30, 2018 (Same-Store Properties totaled 40 of our 52 consolidated properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and properties that are under development, redevelopment,

iii.	"Disposed Properties" which represents all properties sold as well as interests in properties sold or partially sold in 2018 and 2017, and

iv.
“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	$ Change	% Change
Rental revenue	$210.7	$204.2	$6.5	3.2%	$0.4	$14.1	$10.7	$56.5	$221.8	$274.8	$(53.0)	(19.3)%
Escalation and reimbursement	28.9	27.1	1.8	6.6%	0.1	1.2	0.1	16.4	29.1	44.7	(15.6)	(34.9)%
Investment income	—	—	—	—%	—	—	49.0	47.8	49.0	47.8	1.2	2.5%
Other income	1.3	1.6	(0.3)	(18.8)%	(0.6)	0.1	7.0	5.6	7.7	7.3	0.4	5.5%
Total revenues	240.9	232.9	8.0	3.4%	(0.1)	15.4	66.8	126.3	307.6	374.6	(67.0)	(17.9)%

Property operating expenses	106.0	105.8	0.2	0.2%	0.3	7.1	8.8	35.5	115.1	148.4	(33.3)	(22.4)%
Transaction related costs	—	—	—	—%	—	—	0.2	0.2	0.2	0.2	—	—%
Marketing, general and administrative	—	—	—	—%	—	—	20.6	24.0	20.6	24.0	(3.4)	(14.2)%
	106.0	105.8	0.2	0.2%	0.3	7.1	29.6	59.7	135.9	172.6	(36.7)	(21.3)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(57.8)	(69.6)	11.8	(17.0)%
Depreciation and amortization									(70.7)	(91.7)	21.0	(22.9)%
Equity in net income from unconsolidated joint ventures									1.0	4.1	(3.1)	(75.6)%
(Loss) gain on sale of real estate, net									(2.5)	—	(2.5)	100.0%
Depreciable real estate reserves									(6.7)	—	(6.7)	100.0%
Purchase price and other fair value adjustments									(3.1)	—	(3.1)	100.0%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									70.9	1.0	69.9	6,990.0%
Loss on early extinguishment of debt									(2.2)	—	(2.2)	100.0%
Loan loss and other investment reserves, net of recoveries									(1.1)	—	(1.1)	100.0%
Net income									$99.5	$45.8	$53.7	117.2%
Rental, Escalation and Reimbursement Revenues
Rental revenues decreased primarily as a result Disposed Properties ($13.7 million) and the partial sale and deconsolidation of 1515 Broadway along with the deconsolidation of 919 Third Avenue ($47.1 million). The decrease was partially offset by increased revenue at our Same-Store properties ($6.5 million).
Escalation and reimbursement revenue decreased primarily as a result of the partial sale and deconsolidation of 1515 Broadway along with the deconsolidation of 919 Third Avenue ($16.0 million), partially offset by higher recoveries at our Same-Store properties ($1.8 million).

The following table presents a summary of the commenced leasing activity for the three months ended September 30, 2018 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,437,819
Space which became available during the period (3)
• Office	318,984
• Retail	11,072
• Storage	512
	330,568
Total space available	1,768,387
Leased space commenced during the period:
• Office(4)	423,262	460,000	$63.81	$60.75	$81.95	5.4	23.6
• Retail	3,885	3,355	$199.76	$126.45	$—	2.0	6.4
• Storage	512	645	$30.31	$38.07	$—	—	11.5
Total leased space commenced	427,659	464,000	$64.75	$64.75	$81.24	5.3	23.5

Total available space at end of period	1,340,728

Early renewals
• Office	56,030	90,348	$70.77	$68.80	$6.98	8.3	8.4
• Retail	26,000	25,735	$27.45	$32.58	$77.72	—	15.0
Total early renewals	82,030	116,083	$61.17	$60.77	$22.66	6.5	9.9

Total commenced leases, including replaced previous vacancy
• Office		550,348	$64.95	$66.03	$69.64	5.8	21.1
• Retail		29,090	$47.32	$43.41	$68.76	0.2	14.0
• Storage		645	$30.31	$38.07	$—	—	11.5
Total commenced leases		580,083	$64.03	$61.99	$69.52	5.6	20.7

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	440,860
Sold vacancies	(255,555)
Space which became available during the period(3)
• Office	32,306
• Storage	200
	32,506
Total space available	217,811
Leased space commenced during the period:
• Office(5)	20,278	20,445	$38.73	$38.27	$6.63	1.0	2.6
• Retail	1,000	1,300	$35.00	$—	$—	9.0	10.8
• Storage	200	200	$10.00	$10.00	$—	—	0.5
Total leased space commenced	21,478	21,945	$38.24	$37.89	$6.18	1.4	3.1

Total available space at end of the period	196,333

Early renewals
• Office	6,750	6,750	$34.14	$34.14	$0.88	1.0	2.2
• Retail	50,247	50,247	$7.46	$7.46	$—	9.0	12.3
Total early renewals	56,997	56,997	$10.62	$10.62	$0.10	8.1	11.1

Total commenced leases, including replaced previous vacancy
• Office		27,195	$37.59	$36.97	$5.20	1.0	2.5
• Retail		51,547	$8.15	$7.46	$—	9.0	12.2
• Storage		200	$10.00	$10.00	$—	—	0.5
Total commenced leases		78,942	$18.30	$16.27	$1.79	6.2	8.8

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $65.89 per rentable square feet for 47,460 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $69.09 per rentable square feet for 137,808 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $37.98 per rentable square feet for 14,713 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $36.77 per rentable square feet for 21,463 rentable square feet.

Investment Income
For the three months ended September 30, 2018, investment income increased primarily as a result of an increase in the weighted average book balance. For the three months ended September 30, 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.1 billion and 8.7%, respectively, compared to $2.0 billion and 9.4%, respectively, for the same period in 2017. As of September 30, 2018, the debt and preferred equity investments had a weighted average term to maturity of 1.8 years, excluding extension options.
Other Income
Other income increased primarily due to increased management fees at our Joint-Venture Properties ($1.4 million), partially offset by the Disposed Properties ($0.7 million).
Property Operating Expenses
Property operating expenses decreased primarily due to the partial sale and deconsolidation of 1515 Broadway and deconsolidation of 919 Third Avenue ($28.3 million) and the Disposed Properties ($6.8 million).

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses were $20.6 million for the three months ended September 30, 2018, or 4.7% of total combined revenues, including our share of joint venture revenues, and an annualized 44 basis points of total combined assets, including our share of joint venture assets for 2018 compared to $24.0 million for the three months ended September 30, 2017, or 5.1% of total revenues including our share of joint venture revenues, and 51 basis points of total assets including our share of joint venture assets for 2017.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the partial sale and deconsolidation of 1515 Broadway ($9.1 million) and the deconsolidation of 919 Third Avenue ($6.6 million) in the first quarter of 2018, partially offset by a higher weighted average balance of the 2017 term loan facility ($4.1 million) and issuance of senior unsecured notes ($0.8 million). The weighted average consolidated debt balance outstanding was $5.8 billion for the three months ended September 30, 2018, compared to $6.7 billion for the three months ended September 30, 2017. The consolidated weighted average interest rate was 4.10% for the three months ended September 30, 2018, as compared to 3.98% for the three months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the deconsolidation of 919 Third Avenue and partial sale and deconsolidation of 1515 Broadway ($17.6 million), and the Disposed Properties ($4.8 million).
Equity in Net Income in Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment and redemption of certain debt and preferred equity positions accounted for under the equity method ($2.9 million).
(Loss) gain on sale of real estate, net
During the three months ended September 30, 2018, we recognized a loss on sale related to our interests in Reckson Executive Park ($2.6 million).
Depreciable real estate reserves
During the three months ended September 30, 2018, we recognized depreciable real estate reserves related to the Upper East Side Residential Assemblage ($6.7 million).
Purchase price and other fair value adjustments
During the three months ended September 30, 2018, we recorded a $3.1 million purchase price and other fair value adjustment related to our investment in 2 Herald Square for which the Company was the successful bidder at the foreclosure of the property in May 2018.
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the three months ended September 30, 2018, we recognized a gain on sale related to our interest in 724 Fifth Avenue ($64.6 million), and 720 Fifth Avenue ($6.3 million).
Loss on early extinguishment of debt
During the three months ended September 30, 2018, we recognized a loss on early extinguishment of debt as a result of unamortized costs that were written off upon the early repayment of the mortgage at 220 East 42nd ($2.2 million).
Loan loss and other investment reserves, net of recoveries
During the three months ended September 30, 2018, we recognized a loss related to the repayment of an investment pursuant to the sale of a property ($1.1 million).

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017
The following comparison for the nine months ended September 30, 2018, or 2018, to the nine months ended September 30, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at September 30, 2018 (Same-Store Properties totaled 40 of our 52 consolidated operating properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and all non-
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

	Same-Store				Disposed		Other		Consolidated
(in millions)	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	$ Change	% Change
Rental revenue	$621.0	$612.1	$8.9	1.5%	$8.8	$51.6	$18.7	$171.8	$648.5	$835.5	$(187.0)	(22.4)%
Escalation and reimbursement	81.7	77.1	4.6	6.0%	0.9	4.3	—	50.2	82.6	131.6	(49.0)	(37.2)%
Investment income	—	—	—	—%	—	—	143.5	148.7	143.5	148.7	(5.2)	(3.5)%
Other income	10.3	4.1	6.2	151.2%	1.5	0.5	24.0	29.7	35.8	34.3	1.5	4.4%
Total revenues	713.0	693.3	19.7	2.8%	11.2	56.4	186.2	400.4	910.4	1,150.1	(239.7)	(20.8)%

Property operating expenses	313.2	305.1	8.1	2.7%	5.1	23.7	21.0	103.6	339.3	432.4	(93.1)	(21.5)%
Transaction related costs	0.3	—	0.3	—%	—	—	0.4	0.4	0.7	0.4	0.3	75.0%
Marketing, general and administrative	—	—	—	—%	—	—	66.6	72.4	66.6	72.4	(5.8)	(8.0)%
	313.5	305.1	8.4	2.8%	5.1	23.7	88.0	176.4	406.6	505.2	(98.6)	(19.5)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(166.4)	(208.3)	41.9	(20.1)%
Depreciation and amortization									(208.0)	(318.9)	110.9	(34.8)%
Equity in net income from unconsolidated joint ventures									9.7	14.1	(4.4)	(31.2)%
(Loss) gain on sale of real estate, net									6.2	(3.3)	9.5	(287.9)%
Depreciable real estate reserves									(6.7)	(85.3)	78.6	(92.1)%
Purchase price and other fair value adjustments									57.4	—	57.4	100.0%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									136.5	16.2	120.3	742.6%
Gain on sale of investment in marketable securities									—	3.3	(3.3)	(100.0)%
Loss on early extinguishment of debt									(2.2)	—	(2.2)	100.0%
Loan loss and other investment reserves, net of recoveries									(1.1)	—	(1.1)	100.0%
Net income									$329.2	$62.7	$266.5	425.0%
Rental, Escalation and Reimbursement Revenues
Rental revenues decreased primarily as a result of Disposed Properties ($42.8 million) and the partial sale and deconsolidation of 1515 Broadway along with the deconsolidation of 919 Third Avenue ($146.3 million). The decrease was partially offset by increased revenues at our Same-Store Properties ($8.9 million).

Escalation and reimbursement revenue decreased primarily as a result of the partial sale and deconsolidation of 1515 Broadway along with the deconsolidation of 919 Third Avenue ($44.7 million), partially offset by higher recoveries at our Same-Store properties ($4.6 million).
The following table presents a summary of the commenced leasing activity for the nine months ended September 30, 2018 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,502,238
Property no longer in redevelopment	79,192
Sold Vacancies	(28,347)
Acquired Vacancies	67,917
Property in redevelopment	(51,583)
Space which became available during the period (3)
• Office	771,354
• Retail	11,205
• Storage	3,404
	785,963
Total space available	2,355,380
Leased space commenced during the period:
• Office(4)	977,326	1,066,860	$66.08	$61.70	$72.11	5.8	15.6
• Retail	32,259	31,999	$90.84	$210.28	$161.39	9.6	12.8
• Storage	5,067	6,282	$31.32	$32.82	$—	0.3	5.8
Total leased space commenced	1,014,652	1,105,141	$66.59	$63.72	$74.29	5.9	15.4

Total available space at end of period	1,340,728

Early renewals
• Office	282,140	334,652	$76.47	$70.70	$37.63	5.3	7.7
• Retail	31,173	31,149	$93.26	$104.61	$64.21	—	13.5
Total early renewals	313,313	365,801	$77.90	$73.58	$39.89	4.9	8.2

Total commenced leases, including replaced previous vacancy
• Office		1,401,512	$68.56	$65.32	$63.88	5.7	13.7
• Retail		63,148	$92.03	$124.61	$113.46	4.9	13.2
• Storage		6,282	$31.32	$32.82	$—	0.3	5.8
Total commenced leases		1,470,942	$69.41	$67.85	$65.74	5.7	13.6

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	655,672
Sold vacancies	(502,366)
Space which became available during the year (3)
• Office	146,693
• Retail	2,693
• Storage	3,806
	153,192
Total space available	306,498
Leased space commenced during the year:
• Office(5)	106,889	105,451	$34.49	$36.39	$17.90	2.4	5.4
• Retail	1,771	2,071	$28.30	$17.00	$—	5.6	8.6
• Storage	1,505	1,606	$13.58	$12.36	$—	—	3.4
Total leased space commenced	110,165	109,128	$34.07	$35.78	$17.30	2.4	5.4

Total available space at end of the year	196,333

Early renewals
• Office	72,364	81,005	$33.30	$37.54	$24.17	10.4	7.1
• Retail	50,247	50,247	$7.46	$7.46	$—	9.0	12.3
Total early renewals	122,611	131,252	$23.41	$26.02	$14.92	9.9	9.0

Total commenced leases, including replaced previous vacancy
• Office		186,456	$33.98	$37.02	$20.63	5.9	6.1
• Retail		52,318	$8.28	$7.60	$—	8.9	12.1
• Storage		1,606	$13.58	$12.36	$—	—	3.4
Total commenced leases		240,380	$28.25	$29.37	$16.00	6.5	7.4

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $70.28 per rentable square feet for 832,955 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $66.04 per rentable square feet for 568,557 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $35.34 per rentable square feet for 92,233 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $32.65 per rentable square feet for 94,223 rentable square feet.

Investment Income
For the nine months ended September 30, 2018, investment income decreased primarily as a result of previously unrecognized income in the second quarter of 2017 net with 2018 income related to our preferred equity investment in 885 Third Avenue ($7.2 million), partially offset by new originations and a larger weighted average book balance. Excluding our investment in Two Herald Square which was put on non-accrual in August 2017, for the nine months ended September 30, 2018 and 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.1 billion and 9.0%, respectively, compared to $1.9 billion and 9.3%, respectively. As of September 30, 2018, the debt and preferred equity investments had a weighted average term to maturity of 1.8 years excluding extension options.
Other Income
Other income increased primarily as a result of real estate tax refunds at our Same-Store Properties ($4.1 million), lease termination income earned at 1185 Avenue of the Americas ($2.9 million), and promote income related to the sale of 1274 Fifth Avenue ($2.1 million), partially offset by net fees recognized in connection with the One Vanderbilt venture in 2017 ($11.3 million).

Property Operating Expenses
Property operating expenses decreased primarily due to the partial sale and deconsolidation of 1515 Broadway and deconsolidation of 919 Third Avenue ($81.6 million), and the Disposed Properties ($18.6 million) which was partially offset by increased real estate taxes at our Same-Store Properties ($6.4 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses were $66.6 million for the nine months ended September 30, 2018, or 5.0% of total combined revenues, including our share of joint venture revenues, and annualized 48 basis points of total combined assets, including our share of joint venture assets for 2018 compared to $72.4 million, or 5.1% of total revenues including our share of joint venture revenues, and 52 basis points of total assets including our share of joint venture assets for 2017.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the partial sale and deconsolidation of 1515 Broadway ($27.2 million), the deconsolidation of 919 Third Avenue ($19.9 million) in the first quarter of 2018, and repayment of senior unsecured notes ($1.3 million), partially offset by a higher weighted average balance of the 2017 term loan facility ($11.3 million). The weighted average consolidated debt balance outstanding was $5.7 billion for the nine months ended September 30, 2018, compared to $6.6 billion for the nine months ended September 30, 2017. The consolidated weighted average interest rate was 4.06% for the nine months ended September 30, 2018, as compared to 4.02% for the nine months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of 5-7 Dey Street and 183 & 187 Broadway which were moved to development ($50.4 million) in the first quarter of 2018, the deconsolidation of 919 Third Avenue and partial sale and deconsolidation of 1515 Broadway ($47.4 million), and the Disposed Properties ($18.5 million).
Equity in Net Income in Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result the repayment and redemption of certain debt and preferred equity positions accounted for under the equity method ($6.7 million), partially offset by a new debt position accounted for under the equity method ($4.3 million).
(Loss) gain on sale of real estate, net
During the nine months ended September 30, 2018, we recognized a gain on sale related to our interests in 600 Lexington ($23.6 million) and we recognized a loss on sale related to our interest in 635 Madison ($14.1 million), Reckson Executive Park ($2.6 million) and 115-117 Stevens Avenue ($0.7 million). During the nine months ended September 30, 2017, we recognized a loss on the sale of 885 Third Avenue ($8.8 million) which closed in 2016, but was only recognized in the second quarter of 2017 due to the sale not meeting the criteria for sale accounting under the full accrual method in ASC 360-20 until the second quarter of 2017. This loss was partially offset by a gain on sale associated with the partial sale of the property at 102 Greene Street ($4.9 million).
Depreciable real estate reserves
During the nine months ended September 30, 2018, we recorded a charge related to the Upper East Side Residential Assemblage ($6.7 million). During the nine months ended September 30, 2017, we recorded a $85.3 million charge related to 125 Chubb Avenue in Lyndhurst, New Jersey, Stamford Towers and 520 White Plains Road in Tarrytown, New York.
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
In May, 2018, the Company was the successful bidder at the foreclosure of 2 Herald Square, at which time the Company's $250.5 million outstanding principal balance and $7.7 million accrued interest balance receivables were credited to our equity investment in the property. We recorded the assets acquired and liabilities assumed at fair value. This resulted in the recognition of a fair value adjustment of $8.1 million, which is reflected on the Company's consolidated statement of operations within purchase price and other fair value adjustments. This fair value was allocated to the assets and liabilities, including identified intangibles of the property.

Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures/Real Estate
During the nine months ended September 30, 2018, we recognized a gain on sale related to our joint venture interests in 724 Fifth Avenue ($64.6 million), 1745 Broadway ($52.0 million), 175-225 Third Avenue ($19.4 million), 720 Fifth Avenue ($6.3 million) and Jericho Plaza ($0.3 million), and a loss on sale related to our deconsolidation of Stonehenge Village ($5.5 million). During the nine months ended September 30, 2017, we recognized a gain on sale related to our interests in 747 Madison Avenue ($13.0 million), part of our interest in the Stonehenge Portfolio ($0.9 million), and 102 Greene Street ($0.3 million). The sale of 747 Madison, which occurred in 2014, did not meet the criteria for sale accounting at that time and, therefore, remained on our consolidated financial statement until the criteria was met in the second quarter of 2017.
Loss on early extinguishment of debt
During the nine months ended September 30, 2018, we recognized a loss on early extinguishment of debt as a result of unamortized costs that were written off upon the early repayment of the mortgage at 220 East 42nd ($2.2 million).
Loan loss and other investment reserves, net of recoveries
During the nine months ended September 30, 2018, we recognized a loss related to the repayment of an investment pursuant to the sale of a property ($1.1 million).
Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, common stock repurchases, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments may include:

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2018 were as follows (in thousands):

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Property mortgages and other loans	$9,881	$145,271	$427,997	$11,638	$207,985	$1,268,258	$2,071,030
MRA and FHLB facility	—	13,000	300,000	—	—	—	313,000
Corporate obligations	—	—	250,000	350,000	800,000	1,845,000	3,245,000
Joint venture debt-our share	2,568	115,295	276,822	454,621	220,810	2,879,344	3,949,460
Total	$12,449	$273,566	$1,254,819	$816,259	$1,228,795	$5,992,602	$9,578,490
As of September 30, 2018, we had $188.8 million of consolidated cash on hand, inclusive of $28.5 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash, cash equivalents, and restricted cash were $258.6 million and $349.3 million at September 30, 2018 and 2017, respectively, representing a decrease of $90.7 million. The decrease was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$317,545	$412,252	$(94,707)
Net cash provided by (used in) investing activities	$500,232	$(75,554)	$575,786
Net cash used in financing activities	$(809,211)	$(357,413)	$(451,798)
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
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017, the change in investing cash flows was due to the following activities (in thousands):

Acquisitions of real estate property	$(15,165)
Additions to land, buildings and improvements	88,156
Acquisition deposits and deferred purchase price	—
Investments in unconsolidated joint ventures	(186,139)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	(70,754)
Net proceeds from disposition of real estate/joint venture interest	731,701
Proceeds from sale or redemption of marketable securities	(55,129)
Other investments	(45,964)
Origination of debt and preferred equity investments	283,415
Repayments or redemption of debt and preferred equity investments	(154,335)
Increase in net cash provided by investing activities	$575,786
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $251.9 million for the nine months ended September 30, 2017 to $163.8 million for the nine months ended September 30, 2018. The decrease in capital expenditures relates primarily to lower costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our credit facilities, our MRA facilities, senior unsecured notes, convertible or exchangeable securities, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.

During the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$(440,525)
Repayments of mortgages and other loans payable	354,976
Proceeds from revolving credit facility and senior unsecured notes	757,200
Repayments of revolving credit facility and senior unsecured notes	(729,196)
Proceeds from stock options exercised and DRIP issuance	3,214
Repurchase of common stock	(410,082)
Redemption of preferred stock	(225)
Distributions to noncontrolling interests in other partnerships	43,226
Contributions from noncontrolling interests in other partnerships	(28,302)
Distributions to noncontrolling interests in the Operating Partnership	(830)
Dividends paid on common and preferred stock	14,694
Other obligations related to loan participations	(20,579)
Tax withholdings related to restricted share awards	3,895
Deferred loan costs and capitalized lease obligation	736
Increase in net cash used in financing activities	$(451,798)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2018, 85,593,863 shares of common stock and no shares of excess stock were issued and outstanding.
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
At September 30, 2018, repurchases executed under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be repurchased under the plan (in millions) (1)
Year ended 2017	8,342,411	$101.64	8,342,411	$1,152.0
First quarter 2018	3,653,928	$97.07	11,996,339	$797.2
Second quarter 2018	3,479,552	$97.22	15,475,891	$458.9
Third quarter 2018	252,947	$99.75	15,728,838	$433.6

(1)	Reflective of $2.0 billion plan maximum as of September 30, 2018.

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the nine months ended September 30, 2018 and 2017, respectively (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Shares of common stock issued	1,183	1,771
Dividend reinvestments/stock purchases under the DRSPP	$64	$185
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of September 30, 2018, 7.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded no compensation expense for the three and nine months ended September 30, 2018, respectively, related to the 2014 Outperformance Plan. We recorded compensation expense of $1.9 million and $8.2 million for the three and nine months ended September 30, 2017, respectively, related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors
During the nine months ended September 30, 2018, 12,541 phantom stock units and 9,394 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.1 million and $2.2 million during the three and nine months ended September 30, 2018 and 2017, respectively, related to the Deferred Compensation Plan.
As of September 30, 2018, there were 112,394 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Market Capitalization
At September 30, 2018, borrowings under our mortgages and other loans payable, 2017 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 50.7% of our combined market capitalization of $18.9 billion (based on a common stock price of $97.53 per share, the closing price of our common stock on the NYSE on September 30, 2018). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2018 and December 31, 2017, (amounts in thousands).

Debt Summary:	September 30, 2018	December 31, 2017
Balance
Fixed rate	$3,006,466	$3,805,165
Variable rate—hedged	500,000	500,000
Total fixed rate	3,506,466	4,305,165
Total variable rate	2,126,550	1,605,431
Total debt	$5,633,016	$5,910,596

Debt, preferred equity, and other investments subject to variable rate	1,430,786	1,325,166
Net exposure to variable rate debt	695,764	280,265

Percent of Total Debt:
Fixed rate	62.2%	72.8%
Variable rate	37.8%	27.2%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.37%	4.31%
Variable rate	3.45%	2.76%
Effective interest rate	4.06%	4.00%
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (2.26% and 1.56% at September 30, 2018 and December 31, 2017, respectively). Our consolidated debt at September 30, 2018 had a weighted average term to maturity of 4.71 years.
Certain of our debt and equity investments and other investments, with a carrying value of $1.4 billion at September 30, 2018, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
2017 Credit Facility
As of September 30, 2018, we had $11.8 million of outstanding letters of credit, $145.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the 2017 credit facility. At September 30, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $136.7 million and $30.3 million, respectively, net of deferred financing costs. At September 30, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2018 and December 31, 2017, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2018 would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $6.6 million and would increase our share of joint venture annual interest cost by $13.6 million. At September 30, 2018, 72.4% of our $2.0 billion debt and preferred equity portfolio is indexed to LIBOR.

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
Our long-term debt of $3.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of September 30, 2018 bore interest based on a spread of LIBOR plus 27 basis points to LIBOR plus 370 basis points.
Contractual Obligations
Refer to our 2017 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and nine months ended September 30, 2018.
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
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2018, we expect to incur $49.4 million of recurring capital expenditures and $20.3 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $126.5 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.25 per share, we would pay $278.2 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2017 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, our captive insurance company, Belmont Insurance Company, or Belmont, provides coverage for certain policies including NBCR terrorist acts above a deductible. Since March 31, 2018, our second captive insurance company, Ticonderoga Insurance Company, or Ticonderoga, reinsures the NBCR risk that was retained by Belmont. If Ticonderoga is required to pay a claim under a NBCR insurance policy, we would ultimately record the loss to the extent of Ticonderoga's payment. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont provides coverage solely on properties owned by the Company or its affiliates.
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

FFO for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to SL Green common stockholders	$88,209	$38,869	$293,531	$58,442
Add:
Depreciation and amortization	70,747	91,728	208,049	318,916
Joint venture depreciation and noncontrolling interest adjustments	45,485	23,517	140,799	72,936
Net income (loss) attributable to noncontrolling interests	4,661	338	15,890	(15,472)
Less:
(Loss) gain on sale of real estate, net	(2,504)	—	6,227	(3,256)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	70,937	1,030	136,522	16,166
Purchase price and other fair value adjustments	(3,057)	—	57,385	—
Depreciable real estate reserves	(6,691)	—	(6,691)	(85,336)
Depreciation on non-rental real estate assets	616	557	1,766	1,636
Funds from Operations attributable to SL Green common stockholders	$149,801	$152,865	$463,060	$505,612
Cash flows provided by operating activities	$71,333	$101,402	$317,545	$412,252
Cash flows provided by (used in) investing activities	$232,168	$162,033	$500,232	$(75,554)
Cash flows used in financing activities	$(424,889)	$(295,107)	$(809,211)	$(357,413)
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2017 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2017.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2018, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of September 30, 2018 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2018 the Operating Partnership issued no units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock, on a one-for-one basis, pursuant to the Operating Partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
In August 2016, our Board of Directors approved a stock repurchase plan under which we can repurchase up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized two separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017 and the second quarter of 2018 bringing the program total to $2.0 billion.
At September 30, 2018, repurchases executed under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs	Maximum approximate dollar value of shares that may yet be repurchased under the plan (in millions)
Year ended 2017	8,342,411	$101.64	8,342,411	$1,152.0
First quarter 2018	3,653,928	$97.07	11,996,339	$797.2
Second quarter 2018	3,479,552	$97.22	15,475,891	$458.9
Third quarter 2018	252,947	$99.75	15,728,838	$433.6

(1)	Reflective of $2.0 billion plan maximum as of September 30, 2018.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

4.1
Second Supplemental Indenture, dated as of August 7, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of October 5, 2017, between SL Green Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 7, 2018, filed with the SEC on August 7, 2018.

4.2	Form of Floating Rate Note (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.1 of this Form 10-Q).
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

101.10
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: October 31, 2018	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	October 31, 2018
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	October 31, 2018
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	October 31, 2018
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	October 31, 2018
Matthew J. DiLiberto

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	October 31, 2018
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	October 31, 2018
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	October 31, 2018
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	October 31, 2018
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	October 31, 2018
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	October 31, 2018
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: October 31, 2018		Matthew J. DiLiberto Chief Financial Officer