Form 10-K
period 2018-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2019-02-27
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (79,576,758 shares) was $8.0 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2018.
As of February 25, 2019, 84,325,436 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 25, 2019, 1,022,921 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2019 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of December 31, 2018, the Company owns 95.30% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2018, noncontrolling investors held, in aggregate, a 4.70% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
This report also includes separate Part II, Item 5. Market for Registrants' Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 6. Selected Financial Data and Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1. BUSINESS

General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, engaged in the acquisition, development, ownership, management and operation of commercial and residential real estate properties, principally office properties, located in the New York metropolitan area. We were formed in June, 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, who serves as a member and the chairman emeritus of the Company's board of directors, had been engaged in the business of owning, managing, leasing, and repositioning office properties in Manhattan, a borough of New York City. Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of December 31, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	20		12,387,091	10	11,329,183	30	23,716,274	94.5%
	Retail	7	(2)	325,648	9	352,174	16	677,822	96.7%
	Development/Redevelopment	5		486,101	2	347,000	7	833,101	54.1%
	Fee Interest	—		—	1	—	1	—	—%
		32		13,198,840	22	12,028,357	54	25,227,197	93.2%
Suburban	Office	13		2,295,200	—	—	13	2,295,200	91.3%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	—	—	1	1,000	—%
		15		2,348,200	—	—	15	2,348,200	91.4%
Total commercial properties		47		15,547,040	22	12,028,357	69	27,575,397	93.1%
Residential:
Manhattan	Residential	2	(2)	445,105	10	2,156,751	12	2,601,856	91.5%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		2		445,105	10	2,156,751	12	2,601,856	91.5%
Total portfolio		49		15,992,145	32	14,185,108	81	30,177,253	92.9%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

As of December 31, 2018, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet, and held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2018, we employed 1,058 employees, 310 of whom were employed in our corporate offices. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2018, we owned 95.30% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns a 100% interest in Management LLC.
In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through the Service Corporation, a consolidated variable interest entity. We, through our Operating Partnership, receive substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation is held by an entity owned and controlled by Stephen L. Green, who serves as a member and as the chairman emeritus of the Company's board of directors.
Business and Growth Strategies
SL Green is New York City's largest owner of office real estate and an investment-grade S&P 500 company that is focused primarily on owning, managing and maximizing the value of Manhattan commercial properties.
Our core business is the ownership of high quality commercial properties and our primary business objective is to maximize the total return to stockholders, through growth in net income attributable to common stockholders and funds from operations, or FFO, and through asset value appreciation. The commercial real estate expertise resulting from owning, operating, investing, developing, redeveloping and lending on real estate in Manhattan for over 38 years has enabled us to invest in a collection of premier office and retail properties, selected multifamily residential assets, and high quality debt and preferred equity investments. We also own high quality commercial properties in the New York metropolitan area.
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

Leasing and Property Management
We seek to capitalize on our management's extensive knowledge of Manhattan and the New York metropolitan area and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing tens of millions of square feet of office, retail and residential space since the Company was founded; (ii) careful tenant management, which results in long average lease terms and a manageable lease expiration schedule; (iii) utilization of an extensive network of third-party brokers to supplement our in-house leasing team; (iv) use of comprehensive building management analysis and planning; and (v) a commitment to tenant satisfaction by providing high quality tenant services at competitive rental rates.
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
Management’s breadth of activities and expertise in New York City has also enabled us to identify and acquire retail properties in prime locations.  Combining our real estate skills and ability to attract premier tenants has resulted in transactions that have provided significant capital appreciation.  This same market penetration has permitted us to grow a portfolio of high quality, well-located multifamily properties
We believe that we have many advantages over our competitors in acquiring core and non-core properties, both directly and through our joint venture program that includes a predominance of high quality institutional investors. Those advantages include: (i) senior management's average 31 years of experience leading a full-service, fully-integrated real estate company focused, primarily, on the Manhattan market; (ii) the ability to offer tax-efficient structures to sellers through the exchange of ownership interests, including units in our Operating Partnership; and (iii) the ability to underwrite and close transactions on an expedited basis even when the transaction requires a complicated structure.
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
We seek to efficiently deploy the capital proceeds generated from these dispositions into property acquisitions and debt and preferred equity investments that we expect will provide enhanced future capital gains and earnings growth opportunities. Management may also elect to utilize the capital proceeds from these dispositions to repurchase shares of our common stock, repay existing indebtedness of the Company or its subsidiaries, or increase cash liquidity.
Property Repositioning
Our extensive knowledge of the markets in which we operate and our ability to efficiently plan and execute capital projects provide the expertise to enhance returns by repositioning properties that are underperforming. Many of the properties we own or seek to acquire feature unique architectural design elements or other amenities and characteristics that can be appealing to tenants when fully exploited. Our strategic investment in these properties, combined with our active management and pro-active leasing, provide the opportunity to creatively meet market needs and generate favorable returns.
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

Debt and Preferred Equity Investments
We invest in well-collateralized debt and preferred equity investments in the markets in which we operate, primarily New York City, that generate attractive yields. See Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable a highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size, include the following:

•
Our typical investments provide high current returns at conservative exposure levels and, in certain cases, the potential for future capital gains. Our expertise and operating capabilities provide both insight and operating skills that mitigate risk.

•
In certain instances, these investments serve as a potential source of real estate acquisitions for us when a borrower seeks an efficient off-market transaction. Ownership knows that we are fully familiar with the asset through our existing investment, and that we can close more efficiently and quickly than others. Property owners may also provide us the opportunity to consider off-market transactions involving other properties because we have previously provided debt or preferred equity financing to them.

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
Manhattan Office Market Overview
Manhattan is by far the largest office market in the United States containing more rentable square feet than the next four largest central business district office markets combined. The properties in our portfolio are primarily concentrated in some of Manhattan's most prominent midtown locations.
According to Cushman and Wakefield Research Services as of December 31, 2018, Manhattan has a total office inventory of approximately 401.0 million square feet, including approximately 242.5 million square feet in midtown. We estimate that approximately 16.3 million square feet of new construction class-A buildings over 250,000 square feet will become available between 2019 and 2023 in Manhattan, approximately 43.4% of which is pre-leased. We estimate that this increase is partially offset by approximately 4.4 million square feet which will be converted from office use to an alternative use. This will add only approximately 0.6% per year to Manhattan's total inventory, net of conversions, over the next five years.
While the addition of new supply to the Manhattan office inventory is nominal relative to the size of the overall market, we view any additional supply as a positive to the Manhattan office market given the older vintage of the majority of Manhattan’s office inventory and the desire of certain tenants to occupy new, high quality, efficient office space, which often isn’t available in older vintage properties. In addition, Manhattan’s office inventory has only grown by approximately 3.4 million square feet over the last 25 years.
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
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased for properties owned by us as of December 31, 2018:

	Percent Occupied as of December 31,
Property	2018	2017
Same-Store properties (1) - Manhattan	93.7%	93.8%
Same-Store properties (1) - Suburban	91.3%	92.3%
Manhattan properties	94.5%	93.8%
Suburban properties	91.3%	92.3%
Unconsolidated Joint Venture Properties	95.4%	96.8%
Portfolio	94.2%	93.7%

(1)
Same-Store properties represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at December 31, 2018, which totaled 40 of our 49 consolidated operating properties.

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

	ANNUAL LEASE EXPIRATIONS - MANHATTAN OPERATING PROPERTIES
	Consolidated Properties						Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)

2018 (1)	9	22,898	0.19%	$1,536,831	$67.12	$100.62	5	16,730	0.15%	$1,523,868	$91.09	$72.67

1st Quarter 2019	13	85,157	0.70%	$6,046,396	$71.00	$73.38	2	202,722	1.82%	$16,897,788	$83.35	$84.78
2nd Quarter 2019	20	64,365	0.53%	5,505,414	85.53	97.18	7	42,193	0.38%	3,638,127	86.23	80.68
3rd Quarter 2019	9	97,569	0.80%	7,135,581	73.13	72.75	10	82,738	0.74%	5,586,862	67.52	77.19
4th Quarter 2019	30	618,102	5.06%	48,040,655	77.72	69.10	6	32,098	0.29%	2,992,213	93.22	109.60

Total 2018	72	865,193	7.09%	$66,728,046	$77.13	$72.02	25	359,751	3.23%	$29,114,990	$80.93	$84.77

2020	92	2,272,494	18.60%	$152,163,212	$66.96	$70.30	23	249,004	2.24%	$17,756,290	$71.31	$74.82
2021	105	1,191,293	9.75%	72,109,224	60.53	67.51	32	932,426	8.39%	69,555,534	74.60	75.30
2022	90	1,048,783	8.58%	72,400,832	69.03	76.61	33	348,017	3.13%	39,195,339	112.62	119.29
2023	73	853,016	6.98%	52,668,025	61.74	65.76	18	459,849	4.14%	38,188,805	83.05	79.56
2024	35	299,349	2.45%	21,359,670	71.35	74.12	24	1,031,059	9.27%	101,559,921	98.50	85.98
2025	36	554,077	4.54%	53,524,504	96.60	90.02	12	497,458	4.47%	39,844,313	80.10	83.70
2026	30	788,512	6.45%	51,612,141	65.46	68.45	17	480,419	4.32%	49,691,923	103.43	109.48
2027	38	578,686	4.74%	44,650,725	77.16	73.01	17	310,167	2.79%	26,193,603	84.45	91.44
Thereafter	91	3,743,016	30.63%	223,926,495	59.83	67.40	55	6,434,692	57.87%	416,251,258	64.69	81.74
	671	12,217,317	100.00%	$812,679,705	$66.52	$70.54	261	11,119,572	100.00%	$828,875,844	$74.54	$84.16

	ANNUAL LEASE EXPIRATIONS - SUBURBAN OPERATING PROPERTIES
	Consolidated Properties						Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)

2018 (1)	9	71,273	3.64%	$2,709,023	$38.01	$38.17	—	—	—%	$—	$—	$—

1st Quarter 2019	7	21,566	1.10%	$719,937	$33.38	$39.86	—	—	—%	$—	$—	$—
2nd Quarter 2019	7	19,083	0.97%	668,151	35.01	36.57	—	—	—%	—	—	—
3rd Quarter 2019	10	34,713	1.77%	1,120,499	32.28	37.28	—	—	—%	—	—	—
4th Quarter 2019	6	172,242	8.79%	5,122,185	29.74	27.92	—	—	—%	—	—	—

Total 2018	30	247,604	12.63%	$7,630,772	$30.82	$30.94	—	—	—%	$—	$—	$—

2020	37	248,056	12.66%	$9,125,479	$36.79	$37.58	—	—	—%	$—	$—	$—
2021	38	272,678	13.91%	10,079,197	36.96	37.16	—	—	—%	—	—	—
2022	28	126,582	6.46%	5,004,423	39.54	39.05	—	—	—%	—	—	—
2023	25	159,769	8.15%	5,631,282	35.25	35.14	—	—	—%	—	—	—
2024	8	49,924	2.55%	1,634,598	32.74	32.02	—	—	—%	—	—	—
2025	9	87,449	4.46%	2,945,942	33.69	35.08	—	—	—%	—	—	—
2026	16	258,795	13.20%	9,313,444	35.99	36.96	—	—	—%	—	—	—
2027	5	190,387	9.71%	4,852,149	25.49	27.42	—	—	—%	—	—	—
Thereafter	16	247,434	12.63%	6,970,040	28.17	28.64	—	—	—%	—	—	—
	221	1,959,951	100.00%	$65,896,349	$33.62	$34.15	—	—	—%	$—	$—	$—

(1)	Includes month to month holdover tenants that expired prior to December 31, 2018.

(2)	Tenants may have multiple leases.

(3)	Represents in place annualized rent allocated by year of expiration.

(4)	Management's estimate of current average asking rents for currently occupied space as of December 31, 2018. Taking rents are typically lower than asking rents and may vary from property to property.
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
At December 31, 2018, our real estate portfolio was primarily located in one geographical market, the New York metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of cleaning, security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2018, one tenant in our office portfolio contributed 8.2% of our share of annualized cash rent. No other tenant contributed more than 5.0% of our share of annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2018.
At December 31, 2018, we held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item. At December 31, 2018, the assets underlying our debt and preferred equity investments were located in the New York metropolitan area. The primary sources of revenue are generated from interest and fee income.
Employees
At December 31, 2018, we employed 1,058 employees, 310 of whom were employed in our corporate offices. There are currently six collective bargaining agreements which cover the workforce that services substantially all of our properties.
Highlights from 2018
Our significant achievements from 2018 included:
Corporate

•
Repurchased 9.7 million shares of our common stock under our share repurchase program at an average price of $96.22 per share and increased the size of our share repurchase program by $1 billion to $2.5 billion. Through December 31, 2018 we have repurchased a cumulative total of 18.1 million shares of our common stock under the program at an average price of $98.72 per share.

Leasing

•
Signed 180 Manhattan office leases covering approximately 2.3 million square feet. The mark-to-market on signed Manhattan office leases was 6.5% higher in 2018 than the previously fully escalated rents on the same spaces.

•
Signed 49 Suburban office leases covering approximately 0.4 million square feet. The mark-to-market on signed Suburban office leases was 3.7% lower in 2019 than the previously fully escalated rents on the same spaces.

•	Reached 52% leased at One Vanderbilt Avenue after signing leases with Greenberg Traurig, The Carlyle Group, TD Securities, MFA Financial Inc. and McDermott Will & Emery

•	Signed a new lease with Coty Inc. for 10,040 square feet at the retail flagship development 719 Seventh Avenue, now known as 30 Times Square.

•	Signed a new retail lease with sports brand PUMA for 24,000 square feet and a new lease with WeWork for 138,563 square feet, comprising the entire office portion of the building, at 609 Fifth Avenue.
Acquisitions

•
Took ownership of the leasehold interest at 2 Herald Square following the foreclosure of the asset and subsequently completed a recapitalization of the asset, which included securing $150.0 million of mortgage financing and selling a 49.0% interest in the property.

•	Announced that we had entered into an agreement to purchase a majority and controlling interest in 460 West 34th Street at a gross purchase price of $440 million.

•
Took possession of the retail co-op at 133 Greene Street in Soho. The 6,425 square foot retail space, inclusive of 3,300 square feet on grade, is located along one of SoHo's most popular shopping corridors and is currently occupied by Dior Homme. This property previously served as collateral for a debt and preferred equity investment and was acquired through a negotiated transaction with the sponsor of the investment.

•
Took possession of 712 Madison Avenue on Manhattan's Upper East Side. The five-story building offers 6,362 square feet of retail space, which is currently occupied by David Yurman. This property previously served as collateral for a debt and preferred equity investment and was acquired through a negotiated transaction with the sponsor of the investment.

Dispositions

•	Closed on the sale of 600 Lexington Avenue for a gross asset valuation of $305.0 million.

•	Closed on the sale of an additional 13% interest in 1515 Broadway, thereby completing the previously announced sale of interests totaling 43% at a gross asset valuation of $1.950 billion.

•	Together with our joint venture partner, closed on the sale of the multi-family property at 1274 Fifth Avenue at a gross asset valuation of $44.1 million

•	Together with our joint venture partners, closed on the sale of Stonehenge Village, at a gross asset valuation of $287.0 million.

•
Closed on a multi-faceted retail transaction, which included the sale of substantially all of the Company's interest in 724 Fifth Avenue to its joint venture partner, redemption of its investment in 720 Fifth Avenue, and partial repayment of another partnership loan.

•	Together with our joint venture partner, closed on the sale of the leasehold office condominium at 1745 Broadway for a sale price of $633 million

•	Closed on the sale of the fee interest at 635 Madison Avenue for a sale price of $153.0 million.

•	Closed on the sale of Reckson Executive Park in Rye Brook, New York, 115-117 Stevens Avenue, in Valhalla, New York and our 11.7% interest in Jericho Plaza for asset valuations totaling $184.4 million.

•	Closed on the sale of our 48.9% interest in 3 Columbus Circle to the Moinian Group, the owner of the remaining 51.1% interest, for a gross asset valuation of $851.0 million

•	Closed on the sale of our interests in 1231 Third Avenue and an Upper East Side residential assemblage for a combined sales price of $143.8 million.

•	Entered into an agreement to sell our 20.0% interest in 131-137 Spring Street to Invesco Real Estate, the owner of the remaining 80.0% interest.
Debt and Preferred Equity Investments

•
Originated and retained, or acquired, $1.0 billion in debt and preferred equity investments, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and recorded $1.0 billion of proceeds from sales, repayments and participations.

Finance

•
Issued $350.0 million aggregate principal amount of floating rate notes due 2021. The notes are callable by the Company, at par, after one year and bear interest at a floating rate of 0.98% over LIBOR.

•	Closed on a $65.6 million financing of 115 Spring Street. The new mortgage has a 5-year term and bears interest at a floating rate of 3.40% over LIBOR.

•	Refinanced One Vanderbilt Avenue's construction facility, increasing the facility size from $1.5 billion to $1.75 billion and decreasing the interest rate by 75 basis points to 2.75% over LIBOR.

•
Closed on a $225.0 million construction facility for 185 Broadway. The floating rate facility has a term of three years, with two one-year extension options and bears interest at an initial floating rate of 2.85% over LIBOR.

ITEM 1A.    RISK FACTORS
Declines in the demand for office space in the New York metropolitan area, and in particular midtown Manhattan, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends and distributions to security holders.
The majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include a number of retail properties and multifamily residential properties. As a result of the concentration of our holdings, our business is dependent on the condition of the New York metropolitan area economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York metropolitan area economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service current debt and to pay dividends and distributions to security holders.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2018, approximately 52.1% and approximately 21.3% of the rentable square feet, are scheduled to expire by December 31, 2023 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2018, these leases had annualized escalated rent totaling $457.8 million and $195.3 million, respectively. In addition, changes in space utilization by tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.
We face significant competition for tenants.
The leasing of real estate is highly competitive. The principal competitive factors are rent, location, services provided and the nature and condition of the property to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located.
Our commercial office properties are concentrated in highly developed areas of the New York metropolitan area. Manhattan is the largest office market in the United States. The number of competitive office properties in the New York metropolitan area, which may be newer or better located than our properties, could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.
The expiration of long term leases or operating sublease interests where we do not own a fee interest in the land could adversely affect our results of operations.
Our interests in 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 1185 Avenue of the Americas, 1080 Amsterdam Avenue, 650 Fifth Avenue, 2 Herald Square, and 30 East 40th Street, all in Manhattan, and 1055 Washington Avenue, Stamford, Connecticut, are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land.
We have the ability to acquire the fee positions at 461 Fifth Avenue and 2 Herald Square for fixed prices on specific dates and own 50% of the fee position at 711 Third Avenue. The average remaining term of these long-term leases as of December 31, 2018, including our unilateral extension rights on each of the properties, is 42 years. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Annualized cash rents, including our share of joint venture annualized cash rents, from properties held through long-term leases or operating sublease interests at December 31, 2018 totaled $321.3 million, or 23.7%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.
We rely on five large properties for a significant portion of our revenue.
Five of our properties, 11 Madison Avenue, 1185 Avenue of the Americas, 420 Lexington Avenue, 1515 Broadway, and 1 Madison Avenue accounted for 32.4% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent, as of December 31, 2018.

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
Giving effect to leases in effect as of December 31, 2018 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 17.5% of our share of Portfolio annualized cash rent, with one tenant, Credit Suisse Securities (USA) LLC, accounting for 8.2% of our share of Portfolio annualized cash rent, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, or economic volatility has a disproportionate impact on our clients, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
Construction is in progress at our development projects
The Company continues its significant ground-up development project, One Vanderbilt, as well as other smaller development projects. Construction of One Vanderbilt is expected to be completed in 2020. At this or other development projects, unforeseen matters could delay completion, result in increased costs or otherwise have a material effect on our results of operations. In addition, the extended time frame to complete these projects could cause them to be subject to shifts and trends in the real estate market which may not be consistent with our current business plans for the properties.
We are subject to risks that affect the retail environment.
Approximately 6.1% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan. As a result, we are subject to risks that affect the retail environment generally, including the level of consumer spending and preferences, consumer confidence, electronic retail competition and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
Adverse economic and geopolitical conditions in general and the commercial office markets in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and to pay dividends and distributions to security holders.
Our business may be affected by volatility in the financial and credit markets and other market, economic, or political challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy and uncertainty in connection with any such changes. Future periods of economic weakness or volatility could result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally and changes in the federal interest rates, may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Specifically, our business may be affected by the following conditions:

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
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
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
Cash flow could be insufficient to pay dividends and meet the payments of principal and interest required under our current mortgages, our 2017 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $5.5 billion as of December 31, 2018, consisting of $1.5 billion in unsecured bank term loans (or "Term Loan A" and "Term Loan B"), $1.5 billion under our senior unsecured notes, $0.1 billion of junior subordinated deferrable interest debentures, $2.0 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments, $500.0 million drawn under our revolving credit facility, and $11.8 million letters of credit. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2017 credit facility. As of December 31, 2018, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $9.1 billion, of which our proportionate share was $3.8 billion. As of December 31, 2018, we had no recourse indebtedness outstanding at our unconsolidated joint venture properties.
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
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $27.5 million of consolidated mortgage debt and $102.8 million of unconsolidated joint venture debt is scheduled to mature in 2019 after giving effect to repayments and refinancing of consolidated and joint venture debt between December 31, 2018 and February 25, 2019 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance, or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
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
Advances under our 2017 credit facility and certain property-level mortgage debt bear interest at a variable rate. Our consolidated variable rate borrowings totaled $2.0 billion at December 31, 2018. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2017 credit facility. Borrowings under our revolving credit facility and term loans bore interest at the 30-day LIBOR, plus spreads of 100 basis points, 110 basis points, and 165 basis points, respectively, at December 31, 2018. As of December 31, 2018, borrowings under our term loans and junior subordinated deferrable interest debentures totaled $1.5 billion and $100.0 million, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2018, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would increase our net annual interest costs by $7.1 million and would increase our share of joint venture annual interest costs by $14.3 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
The potential phasing out of LIBOR after 2021 may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes or the establishment of alternative reference rates.
The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, and on which the SEC staff and other regulators participate, has proposed an alternative rate to replace U.S. Dollar LIBOR, the Secured Overnight Financing Rate (“SOFR”). Any changes announced by the FCA, ARRC, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which U.S. Dollar LIBOR, SOFR, or any other alternative rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. In addition, although certain of our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.
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
Increases in our leverage could adversely affect our stock price.
Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. We consider many factors when making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our leverage could be viewed negatively by investors. As a result, our stock price could decrease.
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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $2.1 billion at December 31, 2018. Some of these instruments may be recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.

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
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2018, we had an aggregate cost basis in these joint ventures totaling $3.0 billion.
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
At our 2017 Annual Meeting of Stockholders, held on June 1, 2017, our stockholders voted to declassify the board of directors. Beginning with the election of the class I directors at the 2018 Annual Meeting of Stockholders, our board of directors has been elected for terms ending at the next annual meeting of stockholders following their election and until their successors are duly elected and qualify. By the 2020 Annual Meeting of Stockholders, our board of directors will be fully declassified.
Currently, our board of directors is divided into three classes. The terms of the class I and class II directors expire in 2019, and the terms of the class III directors expire in 2020. The nature of the different expiration dates for directors may deter a change in control because of the increased time period necessary for a third-party to acquire control of the board.
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
Between January 1, 2018 and December 31, 2018, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $77.63 to $105.86 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Equity issuances or buybacks by us or the perception that such issuances or buybacks may occur may also affect the market price of our common stock.
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
There is a potential conflict of interest relating to the disposition of certain property contributed to us by Stephen L. Green and affiliated entities in our initial public offering. Mr. Green serves as a member and as the chairman emeritus of our board of directors. If we sell a property in a transaction in which a taxable gain is recognized, for tax purposes the built-in gain would be allocated solely to him and not to us. As a result, Mr. Green has a conflict of interest if the sale of a property he contributed is in our best interest but not his.
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
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, who serves as a member and as the chairman emeritus of our board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Our company and our tenants accounted for 24.89% of Alliance's 2018 estimated total revenue, based on information provided to us by Alliance. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
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
If SL Green fails to qualify as a REIT, the funds available for distribution to our stockholders would be substantially reduced as we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates and possibly increased state and local taxes.
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
The Tax Cuts and Jobs Act (the ‘‘Tax Act’’) signed into law on December 22, 2017, made substantial changes to the Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The Tax Act also imposes certain additional limitations on the deduction of net operating losses, which may in the future cause us to be required to make distributions that will be taxable to our stockholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. The effect of these, and the many other, changes made in the Tax Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. Technical corrections to the Tax Act were proposed in 2018, and additional corrections may be proposed in 2019, the effect of which cannot be predicted and may be adverse to us or our stockholders.
Additionally, the rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
Loss of our key personnel could harm our operations and our stock price.
We are dependent on the efforts of Marc Holliday, our chairman and chief executive officer, and Andrew W. Mathias, our president. These officers have employment agreements which expire in January 2022 and December 2021, respectively. A loss of the services of either of these individuals could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our stock price.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2018, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2018, we owned or held interests in 20 consolidated commercial office buildings encompassing approximately 12.4 million rentable square feet and 10 unconsolidated commercial office buildings encompassing approximately 11.3 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2018, our portfolio also included ownership interests in 13 consolidated commercial office buildings encompassing approximately 2.3 million rentable square feet and no unconsolidated commercial office buildings encompassing approximately no rentable square feet located outside of Manhattan. We refer to these buildings as our Suburban properties. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2018, we also owned investments in 17 prime retail properties encompassing approximately 0.7 million square feet, eight buildings in some stage of development or redevelopment encompassing approximately 0.8 million square feet, 12 residential buildings encompassing 3,058 units (approximately 2.6 million square feet). In addition, we manage two office buildings owned by third parties encompassing approximately 2.1 million square feet and held debt and preferred equity investments with a book value of $2.1 billion including $0.1 billion of investments recorded in balance sheet line items other than the Debt and Preferred Equity Investments line item.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties and land interest in the portfolio as of December 31, 2018:

Manhattan Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store"
30 East 40th Street—60.00%	1927	Grand Central South	69,446	0.3%	94.3%	$5,082,192	0.2%	56	$73.03
100 Church Street	1959/2010	Downtown	1,047,500	4.0	99.6	46,140,850	3.6	17	42.06
110 East 42nd Street	1921	Grand Central	215,400	0.8	79.2	10,170,723	0.8	25	59.28
110 Greene Street—90.00%	1908/1920	Soho	223,600	0.9	77.3	13,933,096	1.0	59	82.5
125 Park Avenue	1923/2006	Grand Central	604,245	2.3	99.5	42,560,593	3.3	26	66.96
220 East 42nd Street	1929	Grand Central	1,135,000	4.4	88.8	62,561,274	4.8	36	59.02
304 Park Avenue South	1930	Midtown South	215,000	0.8	100.0	16,810,271	1.3	11	78.49
420 Lexington Ave (Graybar)	1927/1999	Grand Central North	1,188,000	4.6	95.7	84,218,281	6.5	200	59.89
461 Fifth Avenue (5)	1988	Midtown	200,000	0.8	79.0	14,739,342	1.1	10	91.27
485 Lexington Avenue	1956/2006	Grand Central North	921,000	3.5	81.0	54,815,200	4.2	29	72.09
555 West 57th Street	1971	Midtown West	941,000	3.6	99.9	43,578,630	3.4	9	43.07
625 Madison Avenue	1956/2002	Plaza District	563,000	2.2	98.8	63,714,420	4.9	25	110.3
635 Sixth Avenue	1902	Midtown South	104,000	0.4	100.0	9,810,351	0.8	2	104.04
641 Sixth Avenue	1902	Midtown South	163,000	0.6	100.0	14,960,424	1.2	6	88.21
711 Third Avenue—50.00%(6)	1955	Grand Central North	524,000	2.0	93.7	34,182,575	2.6	21	62.36
750 Third Avenue	1958/2006	Grand Central North	780,000	3.0	98.0	49,234,111	3.8	30	61.28
810 Seventh Avenue	1970	Times Square	692,000	2.7	97.6	48,957,570	3.8	51	67.68
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	4.1	85.5	87,029,341	6.7	13	93.25
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2.2	89.8	41,452,041	3.3	38	78.16
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4.5	100.0	74,901,661	5.8	2	63.28
Subtotal / Weighted Average			12,387,091	47.7%	93.7%	$818,852,946	63.1%	666
Total / Weighted Average Manhattan Consolidated Office Properties			12,387,091	47.7%	93.7%	$818,852,946	63.1%	666

Manhattan Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
100 Park Avenue—50.00%	1950/1980	Grand Central South	834,000	3.2%	90.0%	$62,880,533	2.4%	33	$78.15
280 Park Avenue—50.00%	1961	Park Avenue	1,219,158	4.7	89.5	112,778,340	4.4	37	97.95
521 Fifth Avenue—50.50%	1929/2000	Grand Central	460,000	1.8	94.7	32,039,489	1.3	43	68.65
800 Third Avenue—60.50%	1972/2006	Grand Central North	526,000	2.0	93.1	36,081,540	1.7	43	69.46
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	5.6	100.0	98,481,218	3.9	9	65.78
Added to Same Store in 2018
10 East 53rd Street— 55.00%	1972/2014	Plaza District	354,300	1.4	83.7	29,345,917	1.2	38	92.98
11 Madison Avenue—60.00%	1929	Park Avenue South	2,314,000	8.9	100.0	159,122,606	7.4	11	69.74
Subtotal / Weighted Average			7,161,458	27.6%	95.4%	$530,729,643	22.3%	214
"Non Same Store"
2 Herald Square—51.00%	1909	Herald Square	369,000	1.4%	73.4%	$26,488,392	1.0%	3	99.85
1515 Broadway—57.00%	1972	Times Square	1,750,000	6.7	98.5	135,246,619	6.0	13	73.66
World Wide Plaza—24.35%	1989/2013	Westside	2,048,725	7.8	96.9	136,411,188	2.6	25	68.84
Subtotal / Weighted Average			4,167,725	15.9%	95.5%	$298,146,199	9.6%	41
Total / Weighted Average Unconsolidated Office Properties			11,329,183	43.5%	95.4%	$828,875,842	31.9%	255
Manhattan Office Grand Total / Weighted Average			23,716,274	91.2%	94.5%	$1,647,728,788	95.0%	921
Manhattan Office Grand Total—SLG share of Annualized Rent						$1,226,920,486	95.0%
Manhattan Office Same Store Occupancy %—Combined			19,548,549	82.4%	94.3%

Suburban Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store" Westchester, NY
100 Summit Lake Drive	1988	Valhalla	250,000	1.0	97.5%	6,334,440	0.5	15	$26.35
200 Summit Lake Drive	1990	Valhalla	245,000	0.9	86.1%	5,480,904	0.4	7	26.8
500 Summit Lake Drive	1986	Valhalla	228,000	0.9	99.9%	6,136,920	0.5	8	28.72
360 Hamilton Avenue	2000	White Plains	384,000	1.5	100.0%	15,465,022	1.2	22	40.45
Westchester, NY Subtotal/Weighted Average			1,107,000	4.3%	96.3%	$33,417,286	2.6%	52
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford	862,800	3.3%	86.3%	$22,272,451	1.7%	118	$35.55
1055 Washington Boulevard	1987	Stamford	182,000	0.7	85.5	5,812,236	0.4	24	36.48
1010 Washington Boulevard	1988	Stamford	143,400	0.5	89.7	4,394,376	0.4	27	32.97
Connecticut Subtotal/Weighted Average			1,188,200	4.5%	86.6%	$32,479,063	2.5%	169
Total / Weighted Average Consolidated Office Properties			2,295,200	8.8%	91.3%	$65,896,349	5.1%	221
Suburban Grand Total / Weighted Average			2,295,200	8.8%	91.3%	$65,896,349		221
Suburban Office Grand Total—SLG share of Annualized Rent						$65,896,341	5.1%
Suburban Office Same Store Occupancy %—Combined			2,295,200	100.0%	91.3%
Portfolio Office Grand Total			26,011,474	100.0%		$1,713,625,137		1,138
Portfolio Office Grand Total—SLG Share of Annualized Rent						$1,292,816,827	100.1%

	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
PRIME RETAIL
"Same Store" Prime Retail
11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	2.3%	100.0%	$2,946,216	1.0%	1	$264.23
21 East 66th Street—32.28%	1921	Plaza District	13,069	1.8	100.0	3,586,889	1.3	1	590.63
121 Greene Street—50.00%	1887	Soho	7,131	1.0	100.0	1,620,276	0.9	2	227.22
131-137 Spring Street—20.00%	1915	SoHo	68,342	9.4	96.7	13,752,735	3.1	9	203.07
315 West 33rd Street—The Olivia	2000	Penn Station	270,132	37.0	100.0	17,695,595	20.1	10	64.2
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	16.4	100.0	50,663,334	6.3	6	409.62
752 Madison Avenue	1996/2012	Plaza District	21,124	2.9	100.0	15,051,768	17.1	1	712.54
762 Madison Avenue—90.00%	1910	Plaza District	6,109	0.8	100.0	1,891,484	1.9	5	289.75
Williamsburg Terrace	2010	Brooklyn, New York	52,000	7.1	100.0	1,801,412	2.0	3	34.62
Added to Same Store in 2018
115 Spring Street	1900	SoHo	5,218	0.7	100.0	3,406,360	3.9	1	556.42
1552-1560 Broadway—50.00%	1926/2014	Times Square	57,718	7.9	88.3	27,502,653	15.6	3	636.71
Subtotal/Weighted Average			637,543	87.3%	98.6%	$139,918,722	73.2%	42
"Non Same Store" Prime Retail
133 Greene Street	1900	SoHo	6,425	0.9%	100.0%	$590,043	0.7%	1	$91.84

650 Fifth Avenue— 50.00%	1977-1978	Plaza District	69,214	9.5	100.0	33,190,000	18.9	1	479.53
712 Madison Avenue	1900/1980	Plaza District	6,600	0.9	100.0	3,392,123	3.8	1	513.96
719 Seventh Avenue—75.00%	1927	Times Square	10,040	1.4	100.0	4,000,000	3.4	1	0398.41
Subtotal/Weighted Average			92,279	12.7%	100.0%	$41,172,166	26.8%	4
Total / Weighted Average Prime Retail Properties			729,822	100.0%	98.8%	$181,090,888	100.0%	46
DEVELOPMENT/REDEVELOPMENT
One Vanderbilt(7)	N/A	Grand Central	—	—%	—%	$—	—%	—	$—
19-21 East 65th Street	1928-1940	Plaza District	23,610	2.8	18.0	135,851	0.5	5	33.96
185 Broadway	1921	Lower Manhattan	259,856	31.2	—	—	—	—	—
562 Fifth Avenue	1920	Plaza District	42,635	5.1	100.0	3,999,996	13.6	1	93.82
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	19.2	96.0	20,123,601	68.1	2	123.85
55 West 46th Street—25.00%	2009	Midtown	347,000	41.6	72.1	21,031,366	17.8	12	92.12
1640 Flatbush Avenue	1966	Brooklyn, New York	1,000	0.1	—	—	—	—	—
Total / Weighted Average Development/Redevelopment Properties			834,101	100.0%	54.0%	$45,290,814	100.0%	20

		Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
"Same Store" Residential
315 West 33rd Street	Penn Station	222,855	333	96.1%	$16,306,174	$4,260
400 East 57th Street—41.00%	Upper East Side	290,482	263	92.8	12,529,767	3,716
400 East 58th Street—90.00%	Upper East Side	140,000	126	95.2	5,754,981	3,626
1080 Amsterdam - 92.50%	Upper West Side	82,250	97	94.8	4,767,058	4,075
Stonehenge Portfolio		938,911	1,064	95.2	59,815,455	4,301
Added to Same Store
605 West 42nd Street—20.00%	Midtown West	927,358	1,175	86.0%	$52,183,260	$3,799
Subtotal/Weighted Average		2,601,856	3,058	91.5%	$151,356,695	$4,028
Total / Weighted Average Residential Properties		2,601,856	3,058	91.5%	$151,356,695	$4,028

(1)	Excludes leases signed but not yet commenced as of December 31, 2018.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2018 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2018 for the 12 months ending December 31, 2019 would reduce cash rent by $56.5 million for our consolidated properties and $124.3 million for our unconsolidated properties.

(3)	Includes our share of unconsolidated joint venture annualized cash rent.

(4)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(5)	The Company has an option to acquire the fee interest for a fixed price on a specific date.

(6)	The Company owns 50% of the fee interest.

(7)
The 1.7 million gross square foot project, which is anticipated to be completed in the third quarter of 2020, has a total development budget, including land mark-up, of $3.17 billion excluding fees paid to the Company and up to $50.0 million in discretionary owner contingencies. As of December 31, 2018, $1.58 billion of the budget remains to be spent, comprised of $200.6 million of partners’ equity, and $1.38 billion of financing available under the project’s construction facility.

Historical Occupancy
Historically we have achieved consistently higher occupancy rates in our Manhattan portfolio as compared to the overall midtown Manhattan market, as shown over the last five years in the following table:

	Leased Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Midtown Manhattan Markets(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Manhattan Markets(2)(3)
December 31, 2018	94.5%	91.1%	89.4%
December 31, 2017	93.8%	90.5%	90.3%
December 31, 2016	94.9%	90.0%	92.2%
December 31, 2015	94.2%	90.9%	91.3%
December 31, 2014	95.3%	89.4%	91.6%

(1)	Includes leases signed but not yet commenced as of the relevant date in our wholly-owned and joint venture properties.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2023, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 1.3 million square feet and approximately 0.5 million square feet, respectively, representing an average annual expiration rate of approximately 10.3% and approximately 4.1%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2018 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2019(4)	81	888,091	7.3%	$68,264,877	8.4%	$76.87
2020(5)	92	2,272,494	18.6%	152,163,212	18.7	66.96
2021	105	1,191,293	9.8%	72,109,224	8.9	60.53
2022	90	1,048,783	8.6%	72,400,832	8.9	69.03
2023	73	853,016	7.0%	52,668,025	6.5	61.74
2024	35	299,349	2.5%	21,359,670	2.6	71.35
2025	36	554,077	4.5%	53,524,504	6.6	96.60
2026	30	788,512	6.5%	51,612,141	6.4	65.46
2027	38	578,686	4.7%	44,650,725	5.5	77.16
2028 & thereafter	91	3,743,016	30.5%	223,926,495	27.5	59.83
Total/weighted average	671	12,217,317	100.0%	$812,679,705	100.0%	$66.52

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2018 under existing leases as of December 31, 2018 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2018 for the 12 months ending December 31, 2019 will reduce cash rent by $54.0 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 22,898 square feet and annualized cash rent of $1.5 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2018.

(5)
Includes 1,146,881 square feet and annualized cash rent of $72.6 million attributable to leases with Credit Suisse at 1 Madison Avenue that expire in December 2020. The Company has stated that it intends to redevelop this property upon the expiration of these leases.

Manhattan Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2019(4)	30	376,481	3.4%	$30,638,858	3.7%	$81.38
2020	23	249,004	2.2	17,756,290	2.1	71.31
2021	32	932,426	8.4	69,555,534	8.4	74.60
2022	33	348,017	3.1	39,195,339	4.7	112.62
2023	18	459,849	4.1	38,188,805	4.6	83.05
2024	24	1,031,059	9.3	101,559,921	12.3	98.50
2025	12	497,458	4.5	39,844,313	4.8	80.10
2026	17	480,419	4.3	49,691,923	6.0	103.43
2027	17	310,167	2.8	26,193,603	3.2	84.45
2028 & thereafter	55	6,434,692	57.9	416,251,258	50.2	64.69
Total/weighted average	261	11,119,572	100.0%	$828,875,844	100.0%	$74.54

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2018 under existing leases as of December 31, 2018 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2018 for the 12 months ending December 31, 2019 will reduce cash rent by $124.3 million for the joint venture properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 16,730 square feet and annualized cash rent of $1.5 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2018.

Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2023, the average annual lease expirations at our Suburban consolidated operating properties is expected to be approximately 0.2 million square feet representing an average annual expiration rate of approximately 11.5% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated operating properties, respectively, with respect to leases in place as of December 31, 2018 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2019(4)	39	318,877	16.3%	$10,339,795	15.7%	$32.43
2020	37	248,056	12.7	9,125,479	13.8	36.79
2021	38	272,678	13.9	10,079,197	15.3	36.96
2022	28	126,582	6.5	5,004,423	7.6	39.54
2023	25	159,769	8.2	5,631,282	8.5	35.25
2024	8	49,924	2.5	1,634,598	2.5	32.74
2025	9	87,449	4.5	2,945,942	4.5	33.69
2026	16	258,795	13.2	9,313,444	14.1	35.99
2027	5	190,387	9.7	4,852,149	7.4	25.49
2028 & thereafter	16	247,434	12.5	6,970,040	10.6	28.17
Total/weighted average	221	1,959,951	100.0%	$65,896,349	100.0%	$33.62

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2018 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2018 for the 12 months ending December 31, 2019 will reduce cash rent by $2.5 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 71,273 square feet and annualized cash rent of $2.7 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2018.
Tenant Diversification
At December 31, 2018, our Manhattan and Suburban office properties were leased to 1,138 tenants, which are engaged in a variety of businesses, including, but not limited to, professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2018:

Tenant Name	Property	Lease Expiration	Total Rentable Square Feet	Annualized Cash Rent	SLG Share of Annualized Cash Rent ($)	% of SLG Share of Annualized Cash Rent (1)	Annualized Rent PSF
Credit Suisse Securities (USA), Inc.	1 Madison Avenue	Dec 2020	1,146,881	$72,570	$72,570	5.0%	$63.28
	11 Madison Avenue	May 2037	1,265,841	77,495	46,497	3.2%	61.22
	1055 Washington Blvd	Jan 2022	2,525	94	94	—%	37.25
			2,415,247	$150,159	$119,161	8.2%	$62.17

Viacom International, Inc.	1515 Broadway	Jun 2031	1,470,284	92,469	52,707	3.6%	$62.89
		Mar 2028	9,106	1,878	1,070	0.1%	206.22
			1,479,390	$94,347	$53,777	3.7%	$63.77

Ralph Lauren Corporation	625 Madison Avenue	Dec 2019	386,785	31,354	31,354	2.2%	$81.06
Sony Corporation	11 Madison Avenue	Jan 2031	578,791	44,357	26,614	1.8%	$76.64
Debevoise & Plimpton, LLP	919 Third Avenue	Dec 2021	577,438	46,709	23,822	1.6%	$80.89
King & Spalding	1185 Avenue of the Americas	Oct 2025	218,275	20,109	20,109	1.4%	$92.13
Visiting Nurse Service of New York	220 East 42nd Street	Sep 2048	308,115	18,933	18,933	1.3%	$61.45

The City of New York	100 Church Street	Mar 2034	509,068	$18,528	$18,528	1.3%	$36.40
	420 Lexington Avenue	Oct 2030	4,077	279	279	0.1%	68.48
			513,145	$18,807	$18,807	1.4%	$36.65

Advance Magazine Group, Fairchild Publications	750 Third Avenue	Feb 2021	286,622	14,720	14,720	1.0%	$51.36
	485 Lexington Avenue	Feb 2021	52,573	3,654	3,654	0.3%	69.50
			339,195	$18,374	$18,374	1.3%	$54.17

Metro-North Commuter Railroad Company	420 Lexington Avenue	Nov 2034	334,654	17,922	17,922	1.2%	$53.55
	110 East 42nd Street	Oct 2021	1,840	115	115	—%	62.64
			336,494	$18,037	$18,037	1.2%	$53.60

Giorgio Armani Corporation	752-760 Madison Avenue	Dec 2024	21,124	$15,052	$15,052	1.0%	$712.54
	717 Fifth Avenue	Sep 2022	46,940	22,027	2,401	0.2%	469.26
	762 Madison Avenue	Dec 2024	1,264	239	215	—%	188.96
			69,328	$37,318	$17,668	1.2%	$538.28

News America Incorporated	1185 Avenue of the Americas	Nov 2020	165,086	17,377	17,377	1.2%	$105.26
Nike Retail Services, Inc.	650 Fifth Avenue	Jan 2033	69,214	33,190	16,595	1.1%	$479.53

C.B.S. Broadcasting, Inc.	555 West 57th Street	Dec 2023	338,527	15,315	15,315	1.1%	$45.24
	Worldwide Plaza	Jan 2027	32,598	2,128	518	0.1%	65.28
			371,125	$17,443	$15,833	1.2%	$47.00

Omnicom Group, Inc., Cardinia Real Estate	220 East 42nd Street	Apr 2032	231,114	14,749	14,749	1.0%	$63.82
	1055 Washington Blvd.	Oct 2028	23,800	863	863	0.1%	36.25
			254,914	$15,612	$15,612	1.1%	$61.24

National Hockey League	1185 Avenue of the Americas	Nov 2022	148,217	15,319	15,319	1.1%	$103.35
Cravath, Swaine & Moore LLP	Worldwide Plaza	Aug 2024	617,135	62,225	15,152	1.0%	$100.83

WME IMG, LLC	304 Park Avenue	Apr 2028	129,313	9,424	9,424	0.6%	$72.88
	11 Madison Avenue	Sep 2030	103,426	9,056	5,434	0.4%	87.56
			232,739	$18,480	$14,858	1.0%	$79.40

WeWork	609 Fifth Avenue	Apr 2035	138,563	11,224	11,224	0.8%	$81.00
	2 Herald Square	Feb 2036	123,633	6,852	3,494	0.2%	55.42
			262,196	$18,076	$14,718	1.0%	$68.94

Amerada Hess Corp.	1185 Avenue of the Americas	Dec 2027	167,169	14,555	14,555	1.0%	$87.07

Total			9,509,998	$710,781	$506,675	35.0%	$74.74

(1) SLG Share of Annualized Cash Rent includes Manhattan, Suburban, Retail, Residential, and Development / Redevelopment properties.
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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2018, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 25, 2019, the reported closing sale price per share of common stock on the NYSE was $91.18 and there were 391 holders of record of our common stock.
SL GREEN OPERATING PARTNERSHIP, L.P.
At December 31, 2018, there were 4,130,579 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit of the same amount and in the same manner as dividends per share were distributed to common stockholders.
There is no established public trading market for the common units of the Operating Partnership. On February 25, 2019, there were 35 holders of record and 88,489,537 common units outstanding, 84,325,436 of which were held by SL Green.
In order for SL Green to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). SL Green has adopted a policy of paying regular quarterly dividends on its common stock, and the Operating Partnership has adopted a policy of paying regular quarterly distributions to its common units in the same amount as dividends paid by SL Green. Cash distributions have been paid on the common stock of SL Green and the common units of the Operating Partnership since the initial public offering of SL Green. Distributions are declared at the discretion of the board of directors of SL Green and depend on actual and anticipated cash from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors SL Green’s board of directors may consider relevant.
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
ISSUER PURCHASES OF EQUITY SECURITIES
In August 2016, our Board of Directors approved a share repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized three separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, and fourth quarter of 2018, bringing the total program size to $2.5 billion.
At December 31, 2018 repurchases executed under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
First quarter 2018	3,653,928	$97.07	11,996,339
Second quarter 2018	3,479,552	$97.22	15,475,891
Third quarter 2018	252,947	$99.75	15,728,838
Fourth quarter 2018	2,358,484	$93.04	18,087,322

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the year ended December 31, 2018, we issued 160,466 shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. During the years ended December 31, 2017 and 2016, we issued 201,696, and 292,291 shares of our common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were exchanged for an equal number of shares of our common stock.
The following table summarizes information, as of December 31, 2018, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,655,400	(2)	$101.28	(3)	7,086,746	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	3,655,400		$101.28		7,086,746

(1)	Includes our Fourth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.

(2)
Includes (i) 1,137,017 shares of common stock issuable upon the exercise of outstanding options (783,035 of which are vested and exercisable), (ii) 32,250 restricted stock units and 113,492 phantom stock units that may be settled in shares of common stock (113,492 of which are vested), (iii) 2,328,675 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (1,800,827 of which are vested).

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

SL GREEN REALTY CORP.

	Year Ended December 31,
Operating Data	2018	2017	2016	2015	2014
(in thousands, except per share data)
Total revenue	$1,227,392	$1,511,473	$1,863,981	$1,662,829	$1,519,978
Operating expenses	229,347	293,364	312,859	301,624	282,283
Real estate taxes	186,351	244,323	248,388	232,702	217,843
Ground rent	32,965	33,231	33,261	32,834	32,307
Interest expense, net of interest income	208,669	257,045	321,199	323,870	317,400
Amortization of deferred finance costs	12,408	16,498	24,564	27,348	22,377
Depreciation and amortization	279,507	403,320	821,041	560,887	371,610
Loan loss and other investment reserves, net of recoveries	6,839	—	—	—	—
Transaction related costs	1,099	(1,834)	7,528	11,430	8,707
Marketing, general and administrative	92,631	100,498	99,759	94,873	92,488
Total expenses	1,049,816	1,346,445	1,868,599	1,585,568	1,345,015
Equity in net income from unconsolidated joint ventures	7,311	21,892	11,874	13,028	26,537
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	303,967	16,166	44,009	15,844	123,253
Purchase price and other fair value adjustment	57,385	—	—	40,078	67,446
Gain on sale of real estate, net	(30,757)	73,241	238,116	175,974	—
Gain (loss) on sale of investment in marketable securities	—	3,262	(83)	—	3,895
Depreciable real estate reserves and impairment	(227,543)	(178,520)	(10,387)	(19,226)	—
Loss on early extinguishment of debt	(17,083)	—	—	(49)	(32,365)
Income from continuing operations	270,856	101,069	278,911	302,910	363,729
Discontinued operations	—	—	—	14,549	182,134
Net income	270,856	101,069	278,911	317,459	545,863
Net income attributable to noncontrolling interest in the Operating Partnership	(12,216)	(3,995)	(10,136)	(10,565)	(18,467)
Net loss (income) attributable to noncontrolling interests in other partnerships	6	15,701	(7,644)	(15,843)	(6,590)
Preferred unit distributions	(11,384)	(11,401)	(11,235)	(6,967)	(2,750)
Net income attributable to SL Green	247,262	101,374	249,896	284,084	518,056
Preferred stock redemption costs	—	—	—	—	—
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)	(14,952)	(14,952)
Net income attributable to SL Green common stockholders	$232,312	$86,424	$234,946	$269,132	$503,104
Net income per common share—Basic	$2.67	$0.87	$2.34	$2.71	$5.25
Net income per common share—Diluted	$2.67	$0.87	$2.34	$2.70	$5.23
Cash dividends declared per common share	$3.2875	$3.1375	$2.94	$2.52	$2.10
Basic weighted average common shares outstanding	86,753	98,571	100,185	99,345	95,774
Diluted weighted average common shares and common share equivalents outstanding	91,530	103,403	104,881	103,734	99,696

	As of December 31,
Balance Sheet Data (in thousands)	2018	2017	2016	2015	2014
Commercial real estate, before accumulated depreciation	$8,513,935	$10,206,122	$12,743,332	$16,681,602	$14,069,141
Total assets	12,751,358	13,982,904	15,857,787	19,727,646	17,096,587
Mortgages and other loans payable, revolving credit facilities, term loans and senior unsecured notes and trust preferred securities, net	5,541,701	5,855,132	6,481,666	10,275,453	8,178,787
Noncontrolling interests in the Operating Partnership	387,805	461,954	473,882	424,206	496,524
Total equity	5,947,855	6,589,454	7,750,911	7,719,317	7,459,216

	Year Ended December 31,
Other Data (in thousands)	2018	2017	2016	2015	2014
Net cash provided by operating activities(1)	441,537	543,001	644,010	542,691	496,895
Net cash provided by (used in) investing activities(1)	681,662	22,014	1,973,382	(2,151,702)	(784,710)
Net cash (used in) provided by financing activities(1)	(1,094,112)	(684,956)	(2,736,402)	1,713,417	379,784
Funds from operations available to all stockholders(2)	605,720	667,294	869,855	661,825	583,036

(1)	All periods presented in accordance with ASU2016-18

(2)
FFO is a widely recognized non-GAAP financial measure of REIT performance. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Company does. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002, and subsequently amended, defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

The Company presents FFO because it considers it an important supplemental measure of the Company’s operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties. The Company also uses FFO as one of several criteria to determine performance-based bonuses for members of its senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions, and real estate related impairment charges, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, providing perspective not immediately apparent from net income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including our ability to make cash distributions
A reconciliation of FFO to net income computed in accordance with GAAP is included in Item 7, of "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations."

SL GREEN OPERATING PARTNERSHIP, L.P.

	Year Ended December 31,
Operating Data	2018	2017	2016	2015	2014
(in thousands, except per unit data)
Total revenue	$1,227,392	$1,511,473	$1,863,981	$1,662,829	$1,519,978
Operating expenses	229,347	293,364	312,859	301,624	282,283
Real estate taxes	186,351	244,323	248,388	232,702	217,843
Ground rent	32,965	33,231	33,261	32,834	32,307
Interest expense, net of interest income	208,669	257,045	321,199	323,870	317,400
Amortization of deferred finance costs	12,408	16,498	24,564	27,348	22,377
Depreciation and amortization	279,507	403,320	821,041	560,887	371,610
Loan loss and other investment reserves, net of recoveries	6,839	—	—	—	—
Transaction related costs	1,099	(1,834)	7,528	11,430	8,707
Marketing, general and administrative	92,631	100,498	99,759	94,873	92,488
Total expenses	1,049,816	1,346,445	1,868,599	1,585,568	1,345,015
Equity in net income from unconsolidated joint ventures	7,311	21,892	11,874	13,028	26,537
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	303,967	16,166	44,009	15,844	123,253
Purchase price and other fair value adjustment	57,385	—	—	40,078	67,446
Gain on sale of real estate, net	(30,757)	73,241	238,116	175,974	—
Gain (loss) on sale of investment in marketable securities	—	3,262	(83)	—	3,895
Depreciable real estate reserves and impairment	(227,543)	(178,520)	(10,387)	(19,226)	—
Loss on early extinguishment of debt	(17,083)	—	—	(49)	(32,365)
Income from continuing operations	270,856	101,069	278,911	302,910	363,729
Discontinued operations	—	—	—	14,549	182,134
Net income	270,856	101,069	278,911	317,459	545,863
Net loss (income) attributable to noncontrolling interests in other partnerships	6	15,701	(7,644)	(15,843)	(6,590)
Preferred unit distributions	(11,384)	(11,401)	(11,235)	(6,967)	(2,750)
Net income attributable to SLGOP	259,478	105,369	260,032	294,649	536,523
Preferred unit redemption costs	—	—	—	—	—
Perpetual preferred unit distributions	(14,950)	(14,950)	(14,950)	(14,952)	(14,952)
Net income attributable to SLGOP common stockholders	$244,528	$90,419	$245,082	$279,697	$521,571
Net income per common unit—Basic	$2.67	$0.87	$2.34	$2.71	$5.25
Net income per common unit—Diluted	$2.67	$0.87	$2.34	$2.70	$5.23
Cash dividends declared per common unit	$3.2875	$3.1375	$2.94	$2.52	$2.10
Basic weighted average common units outstanding	91,315	103,127	104,508	103,244	99,288
Diluted weighted average common units and common units equivalents outstanding	91,530	103,403	104,881	103,734	99,696

	As of December 31,
Balance Sheet Data (in thousands)	2018	2017	2016	2015	2014
Commercial real estate, before accumulated depreciation	$8,513,935	$10,206,122	$12,743,332	$16,681,602	$14,069,141
Total assets	12,751,358	13,982,904	15,857,787	19,727,646	17,096,587
Mortgages and other loans payable, revolving credit facilities, term loans and senior unsecured notes and trust preferred securities, net	5,541,701	5,855,132	6,481,666	10,275,453	8,178,787
Total capital	5,947,855	6,589,454	7,750,911	7,719,317	7,459,216

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
Leasing and Operating
In 2018, our same-store Manhattan office property occupancy inclusive of leases signed but not commenced, was 95.7% compared to 95.8% in the prior year. We signed office leases in Manhattan encompassing approximately 2.3 million square feet, of which approximately 1.3 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on the signed Manhattan office leases that replaced previously occupied space was 6.5% for 2018.
According to Cushman & Wakefield, leasing activity in Manhattan in 2018 totaled approximately 35.9 million square feet. Of the total 2018 leasing activity in Manhattan, the Midtown submarket accounted for approximately 23.7 million square feet, or approximately 66.0%. Manhattan's overall office vacancy went from 8.9% at December 31, 2017 to 9.2% at December 31, 2018 primarily as a result of increased vacancy in the Downtown submarket partially offset by decreased vacancy in the Midtown submarket. Overall average asking rents in Manhattan increased in 2018 by 0.04% from $72.25 per square foot at December 31, 2017 to $72.28 per square foot at December 31, 2018.
Acquisition and Disposition Activity
Overall Manhattan sales volume increased by 43.5% in 2018 to $32.4 billion as compared to $22.5 billion in 2017. Consistent with our multi-faceted approach to property acquisitions, we were the successful bidder at the foreclosure of the leasehold interest in 2 Herald Square, and accepted equity interests in 1231 Third Avenue, 133 Greene Street, and 712 Madison Avenue in lieu of repayment of the respective mezzanine loans.
We also continued to take advantage of significant interest by both international and domestic institutions and individuals seeking ownership interests in Manhattan properties to sell assets, disposing of a significant volume of properties that were non-core or had more limited growth opportunities, raising efficiently priced capital that was used primarily for share repurchases and debt reduction. During the year, we sold all or part of our interest in 600 Lexington Avenue, 1515 Broadway, 1745 Broadway, 3 Columbus Circle, 2 Herald Square, 115-117 Stevens Avenue, Jericho Plaza, 1-6 International Drive, 175-225 Third Street, 635 Madison Avenue, 724 Fifth Avenue, and the 72nd Street Assemblage for total gross valuations of $5.0 billion
Debt and Preferred Equity
In 2017 and 2018, in our debt and preferred equity portfolio we continued to focus on the origination of financings, typically in the form of mezzanine debt, for owners, acquirers or developers of properties in New York City. This investment strategy provides us with the opportunity to fill a need for additional debt financing, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the New York City real estate market. The typical investments made by us during 2017 and 2018 were to reputable owners or acquirers which have sizable equity subordinate to our last dollar of exposure. During 2018, our debt and preferred equity activities included purchases and originations, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, of $986.0 million, and sales, redemption and participations of $994.9 million.

For descriptions of significant activities in 2018, refer to "Part I, Item 1. Business - Highlights from 2018."

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
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences that were identified as part of the initial accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. The Company has performance guarantees under a master lease at one joint venture. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2018.
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
Allowance for loan loss and other investment reserves
The expense for loan loss and other investment reserves in connection with debt and preferred equity investments is the charge to earnings to adjust the allowance for possible losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality.
The Company evaluates debt and preferred equity investments that are held to maturity for possible impairment or credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor. Quarterly, the Company assigns each loan a risk rating. Based on a 3-point scale, loans are rated “1” through “3,” from less risk to greater risk, which ratings are defined as follows: 1 - Low Risk Assets - Low probability of loss, 2 - Watch List Assets - Higher potential for loss, 3 - High Risk Assets - Loss more likely than not.
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
Debt and preferred equity investments that are classified as held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the investment will be reclassified at its net carrying value to debt and preferred equity investments held to maturity. For these reclassified investments, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the investment.
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
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
For properties owned since January 1, 2017 and still owned and operated at December 31, 2018, Same-Store Operating Income is determined as follows (in millions):

	Year Ended
	December 31,
(in millions)	2018	2017
Net income	$270.9	$101.1
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(304.0)	(16.2)
Purchase price and other fair value adjustment	(57.4)	—
Loss (gain) on sale of real estate, net	30.8	(73.2)
Depreciable real estate reserves and impairment	227.5	178.5
Gain on sale of investment in marketable securities	—	(3.3)
Depreciation and amortization	279.5	403.3
Interest expense, net of interest income	208.7	257.0
Amortization of deferred financing costs	12.4	16.5
Operating income	668.4	863.7
Less: Operating income from other properties/affiliates	(131.3)	(345.9)
Same-store operating income	$537.1	$517.8
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
For properties owned since January 1, 2016 and still owned and operated at December 31, 2017, Same-Store Operating Income is determined as follows (in millions):

	Year Ended
	December 31,
(in millions)	2017	2016
Net income	$101.1	$278.9
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(16.2)	(44.0)
Gain on sale of real estate, net	(73.2)	(238.1)
Depreciable real estate reserves and impairment	178.5	10.4
(Gain) loss on sale of investment in marketable securities	(3.3)	0.1
Depreciation and amortization	403.3	821.0
Interest expense, net of interest income	257.0	321.2
Amortization of deferred financing costs	16.5	24.6
Operating income	863.7	1,174.1
Less: Operating income from other properties/affiliates	(244.2)	(556.9)
Same-store operating income	$619.5	$617.2

Results of Operations
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
The following comparison for the year ended December 31, 2018, or 2018, to the year ended December 31, 2017, or 2017, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2017 and still owned by us in the same manner at December 31, 2018 (Same-Store Properties totaled 40 of our 49 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2018 and 2017 and all non-Same-Store Properties, including properties that are under development or redevelopment,

iii.	"Disposed Properties" which represents all properties or interests in properties sold in 2018 and 2017, and

iv.
“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2018	2017	$ Change	% Change	2018	2017	2018	2017	2018	2017	$ Change	% Change
Rental revenue	$832.9	$816.7	$16.2	2.0%	$8.8	$62.0	$23.3	$222.3	$865.0	$1,101.0	$(236.0)	(21.4)%
Escalation and reimbursement	111.9	105.3	6.6	6.3%	0.9	5.1	0.8	62.5	113.6	172.9	(59.3)	(34.3)%
Investment income	—	—	—	—%	—	—	201.5	193.9	201.5	193.9	7.6	3.9%
Other income	11.2	4.8	6.4	133.3%	1.5	3.8	34.6	35.1	47.3	43.7	3.6	8.2%
Total revenues	956.0	926.8	29.2	3.2%	11.2	70.9	260.2	513.8	1,227.4	1,511.5	(284.1)	(18.8)%

Property operating expenses	418.1	408.5	9.6	2.4%	5.2	28.0	25.4	134.4	448.7	570.9	(122.2)	(21.4)%
Transaction related costs	0.3	—	0.3	—%	—	—	0.8	(1.8)	1.1	(1.8)	2.9	(161.1)%
Marketing, general and administrative	—	—	—	—%	—	—	92.6	100.5	92.6	100.5	(7.9)	(7.9)%
	418.4	408.5	9.9	2.4%	5.2	28.0	118.8	233.1	542.4	669.6	(127.2)	(19.0)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(221.1)	(273.6)	52.5	(19.2)%
Depreciation and amortization									(279.5)	(403.3)	123.8	(30.7)%
Equity in net income from unconsolidated joint ventures									7.3	21.9	(14.6)	(66.7)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									304.0	16.2	287.8	1,776.5%
Purchase price and other fair value adjustment									57.4	—	57.4	—%
(Loss) gain on sale of real estate, net									(30.8)	73.2	(104.0)	(142.1)%
Depreciable real estate reserves and impairment									(227.5)	(178.5)	(49.0)	27.5%
Gain (loss) on sale of investment in marketable securities									—	3.3	(3.3)	(100.0)%
Loss on early extinguishment of debt									(17.1)	—	(17.1)	—%
Loan loss and other investment reserves, net of recoveries									(6.8)	—	(6.8)	—%
Net income									$270.9	$101.1	$169.8	168.0%
Rental, Escalation and Reimbursement Revenues
Rental revenues decreased primarily as a result of Disposed Properties ($53.2 million), including the partial sale and deconsolidation of 1515 Broadway, along with the deconsolidation of 919 Third Avenue ($190.6 million). The decrease was partially offset by increased revenue at our Same-Store properties ($16.2 million).

Escalation and reimbursement revenue decreased primarily as a result of the partial sale and deconsolidation of 1515 Broadway and the deconsolidation of 919 Third Avenue ($56.3 million), partially offset by higher recoveries at our Same-Store properties ($6.6 million).
The following table presents a summary of the commenced leasing activity for the year ended December 31, 2018 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	1,502,238
Property no longer in redevelopment	79,192
Sold Vacancies	(57,385)
Properties placed in service	67,917
Acquired vacancies	51,583
Property in redevelopment
Space which became available during the year(3)
• Office	1,009,099
• Retail	14,692
• Storage	4,744
	1,028,535
Total space available	2,672,080
Leased space commenced during the year:
• Office(4)	1,220,716	1,333,727	$67.20	$63.32	$69.17	5.8	14.0
• Retail	35,125	34,865	$90.77	$194.72	$148.12	9.0	12.2
• Storage	6,227	7,810	$28.99	$25.97	$—	0.3	5.1
Total leased space commenced	1,262,068	1,376,402	$67.58	$65.00	$70.78	5.9	13.9

Total available space at end of year	1,410,012

Early renewals
• Office	362,783	423,632	$79.74	$73.07	$30.16	4.6	6.8
• Retail	34,173	34,015	$94.04	$104.44	$58.80	—	12.9
• Storage	12,166	12,501	$6.65	$6.64	$—	0.2	6.3
Total early renewals	409,122	470,148	$78.83	$73.58	$31.43	4.2	7.2

Total commenced leases, including replaced previous vacancy
• Office		1,757,359	$70.22	$66.99	$59.77	5.6	12.3
• Retail		68,880	$92.39	$125.16	$104.01	4.5	12.5
• Storage		20,311	$15.24	$10.89	$—	0.3	5.9
Total commenced leases		1,846,550	$70.44	$68.39	$60.76	5.5	12.2

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of year	655,672
Sold Vacancies	(502,366)
Space which became available during the year(3)
• Office	172,144
• Retail	2,693
• Storage	4,056
	178,893
Total space available	332,199
Leased space commenced during the year:
• Office(5)	125,629	124,899	$33.99	$36.38	$19.42	3.1	5.7
• Retail	2,385	2,685	$29.60	$17.00	$—	5	7.6
• Storage	1,705	1,816	$13.74	$12.36	$—	—	3.5
Total leased space commenced	129,719	129,400	$33.61	$35.84	$18.74	3.1	5.7

Total available space at end of the year	461,918

Early renewals
• Office	195,623	197,514	$28.68	$31.40	$24.22	8.3	7.3
• Retail	50,585	50,585	$7.64	$7.66	$—	9.0	12.2
• Storage	2,000	2,000	$11.00	$11.00	$—	—	7.6
Total early renewals	248,208	250,099	$24.29	$26.43	$19.13	8.4	8.3

Total commenced leases, including replaced previous vacancy
• Office		322,413	$30.74	$32.78	$22.36	6.3	6.7
• Retail		53,270	$8.74	$7.80	$—	8.8	12.0
• Storage		3,816	$12.31	$11.49	$—	—	5.7
Total commenced leases		379,499	$27.47	$28.66	$18.99	6.6	7.4

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $72.42 per rentable square feet for 1,127,841 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $66.29 per rentable square feet for 629,518 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $30.05 per rentable square feet for 217,842 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $32.17 per rentable square feet for 104,571 rentable square feet.

Investment Income
Investment income increased primarily as a result of new originations, a larger weighted average book balance, and higher acceleration of previously unrecognized fees as a result of sales, redemptions, modifications or syndications ($1.3 million).
For the year ended December 31, 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.1 billion and 9.0%, respectively. Excluding our investment in Two Herald Square which was put on non-accrual in August 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield for the year ended December 31, 2017 were to $1.9 billion and 9.3%, respectively. As of December 31, 2018, the debt and preferred equity investments had a weighted average term to maturity of 1.8 years excluding extension options.
Other Income
Other income increased primarily as a result of fees recognized in connection with the recapitalization of a joint venture property ($5.8 million), real estate tax refunds at our Same-Store Properties ($3.2 million), lease termination income ($2.9 million), and promote income related to the sale of 1274 Fifth Avenue ($2.1 million), partially offset by net fees recognized in connection with the One Vanderbilt joint venture ($8.4 million).
Property Operating Expenses
Property operating expenses decreased primarily as a result of the partial sale and deconsolidation of 1515 Broadway, the deconsolidation of 919 Third Avenue ($103.2 million) and the Disposed Properties ($22.8 million), which was partially offset by increased real estate taxes at our Same-Store Properties ($8.0 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased by $7.9 million to $92.6 million for the year ended December 31, 2018, or 5.2% of total combined revenues, including our share of joint venture revenues, compared to $100.5 million, or 5.3% of total revenues including our share of joint venture revenues, for the year ended December 31, 2017.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the partial sale and deconsolidation of 1515 Broadway ($33.0 million) and the deconsolidation of 919 Third Avenue ($26.5 million). The weighted average consolidated debt balance outstanding was $5.7 billion for the year ended December 31, 2018 as compared to $6.6 billion for the year ended December 31, 2017. The consolidated weighted average interest rate increased to 4.06% for the year ended December 31, 2018 as compared to 4.00% for the year ended December 31, 2017 as a result of an increase in LIBOR.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of 185 Broadway which was moved to development ($50.4 million) in the first quarter of 2018, the deconsolidation of 919 Third Avenue, the partial sale and deconsolidation of 1515 Broadway ($60.6 million) and the Disposed Properties ($22.4 million).
Equity in Net Income in Unconsolidated Joint Venture/Real Estate
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment and redemption of certain debt and preferred equity positions accounted for under the equity method ($8.7 million), and the sale of 1745 Broadway in the second quarter of 2018 ($2.9 million), partially offset by the partial sale and deconsolidation of 1515 Broadway and the deconsolidation of 919 Third Avenue ($6.6 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the year ended December 31, 2018, we recognized a gain on sale related to our joint venture interests in 3 Columbus Circle ($160.4 million), 724 Fifth Avenue ($64.6 million), 1745 Broadway ($52.0 million), 175-225 Third Avenue ($19.5 million), 720 Fifth Avenue ($6.3 million) and Jericho Plaza ($0.1 million), and a loss related to the sale of our interest in Stonehenge Village ($5.7 million).
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
In May, 2018, the Company was the successful bidder at the foreclosure of 2 Herald Square, at which time the Company's $250.5 million outstanding principal balance on its debt and preferred equity investment and $7.7 million accrued interest balance receivables were credited to our equity investment in the property. We recorded the assets acquired and liabilities assumed at fair value. This resulted in the recognition of a fair value adjustment of $8.1 million, which is reflected on the Company's consolidated statement of operations within purchase price and other fair value adjustments. This fair value was allocated to the assets and liabilities, including identified intangibles of the property.
(Loss) Gain on Sale of Real Estate, Net
During the year ended December 31, 2018, we recognized a gain on sale related to our interests in 600 Lexington ($23.8 million) and we recognized a loss on sale related to our interest in 300-400 Summit Lake Drive ($36.2 million), 635 Madison ($14.1 million), Reckson Executive Park ($2.6 million) and 115-117 Stevens Avenue ($0.7 million). During the year ended December 31, 2017, we recognized a gain on sale associated with the sale of the property at 16 Court Street ($64.9 million), and the partial sale of the property at 102 Greene Street ($4.9 million). This gain was partially offset by a loss on the sale of 885

Third Avenue ($8.8 million) which closed in 2016, but was only recognized in the second quarter of 2017 due to the sale not meeting the criteria for sale accounting under the full accrual method in ASC 360-20 until the second quarter of 2017.
Depreciable Real Estate Reserves and Impairment
During the year ended December 31, 2018, we recorded a charge related to 5 suburban office properties comprised of 13 buildings ($221.9 million), which the company has stated it intends to dispose of, and a charge related to the Upper East Side Residential Assemblage ($5.8 million). During the year ended December 31, 2017, we recorded a $178.5 million of depreciable real estate reserves and impairment related to Reckson Executive Park, Stamford Towers, 125 Chubb Avenue in Lyndhurst, NJ, 115-117 Stevens Avenue in Valhalla, New York, 520 White Plains Road in Tarrytown, NY, and our investment in Jericho Plaza.
Loss on early extinguishment of debt
During the year ended December 31, 2018, we recognized a loss on early extinguishment of debt as a result of the early repayment of the debt at One Madison Avenue ($14.9 million), and the mortgage at 220 East 42nd ($2.2 million).
Loan loss and other investment reserves, net of recoveries
During the year ended December 31, 2018, we recognized a loss related to two of our debt and preferred equity positions ($5.8 million) that are being marketed for sale, and the repayment of an investment pursuant to the sale of a property ($1.1 million).
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
The following comparison for the year ended December 31, 2017, or 2017, to the year ended December 31, 2016, or 2016, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at December 31, 2017 (Same-Store Properties totaled 43 of our 60 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2017 and 2016 and all non-Same-Store Properties, including properties that are under development or redevelopment,

iii.	"Disposed Properties" which represents all properties or interests in properties sold in 2017 and 2016, and

iv.
“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2017	2016	$ Change	% Change	2017	2016	2017	2016	2017	2016	$ Change	% Change
Rental revenue	$961.8	$942.6	$19.2	2.0%	$121.1	$360.7	$18.1	$20.5	$1,101.0	$1,323.8	$(222.8)	(16.8)%
Escalation and reimbursement	131.4	142.0	(10.6)	(7.5)%	40.1	52.7	1.4	2.2	172.9	196.9	(24.0)	(12.2)%
Investment income	—	—	—	—%	—	—	193.9	213.0	193.9	213.0	(19.1)	(9.0)%
Other income	8.9	6.8	2.1	30.9%	0.5	94.3	34.3	29.2	43.7	130.3	(86.6)	(66.5)%
Total revenues	1,102.1	1,091.4	10.7	1.0%	161.7	507.7	247.7	264.9	1,511.5	1,864.0	(352.5)	(18.9)%

Property operating expenses	482.6	474.2	8.4	1.8%	65.3	98.7	23.0	21.6	570.9	594.5	(23.6)	(4.0)%
Transaction related costs	—	—	—	—%	—	—	(1.8)	7.5	(1.8)	7.5	(9.3)	(124.0)%
Marketing, general and administrative	—	—	—	—%	—	—	100.5	99.8	100.5	99.8	0.7	0.7%
	482.6	474.2	8.4	1.8%	65.3	98.7	121.7	128.9	669.6	701.8	(32.2)	(4.6)%

Operating income before equity in net income from unconsolidated joint ventures	$619.5	$617.2	$2.3	0.4%	$96.4	$409.0	$126.0	$136.0	$841.9	$1,162.2	$(320.3)	(27.6)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(273.6)	(345.8)	72.2	(20.9)%
Depreciation and amortization									(403.3)	(821.0)	417.7	(50.9)%
Equity in net income from unconsolidated joint ventures									21.9	11.9	10.0	84.0%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									16.2	44.0	(27.8)	(63.2)%
Gain on sale of real estate, net									73.2	238.1	(164.9)	(69.3)%
Depreciable real estate reserves and impairment									(178.5)	(10.4)	(168.1)	1,616.3%
Gain (loss) on sale of investment in marketable securities									3.3	(0.1)	3.4	(3,400.0)%
Net income									$101.1	$278.9	$(177.8)	(63.8)%
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

Depreciable Real Estate Reserves and Impairment
During the year ended December 31, 2017, we recorded a $178.5 million of depreciable real estate reserves and impairment related to Reckson Executive Park, Stamford Towers, 125 Chubb Avenue in Lyndhurst, NJ, 115-117 Stevens Avenue in Valhalla, New York, 520 White Plains Road in Tarrytown, NY, and our investment in Jericho Plaza. During the year ended December 31, 2016, we recognized depreciable real estate reserves and impairment related to 500 West Putnam ($10.4 million).
Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, share repurchases, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

(1)	Cash flow from operations;

(2)	Cash on hand;

(3)	Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments;

(4)	Borrowings under the 2017 credit facility;

(5)	Other forms of secured or unsecured financing; and

(6)
Proceeds from common or preferred equity or debt offerings by the Company or the Operating Partnership (including issuances of units of limited partnership interest in the Operating Partnership and Trust preferred securities).

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2018 were as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Property mortgages and other loans	$6,241	$26,640	$151,505	$208,017	$122,851	$1,145,405	$1,660,659
MRA and FHLB facilities	27,500	300,000	—	—	—	—	327,500
Corporate obligations	—	250,000	350,000	800,000	1,800,000	400,000	3,600,000
Joint venture debt-our share	115,295	278,791	518,371	220,810	277,996	2,430,198	3,841,461
Total	$149,036	$855,431	$1,019,876	$1,228,827	$2,200,847	$3,975,603	$9,429,620
As of December 31, 2018, we had $158.1 million of consolidated cash on hand, inclusive of $28.6 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $279.1 million and $250.0 million at December 31, 2018 and 2017, respectively, representing a increase of $29.1 million. The increase was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2018	2017	(Decrease) Increase
Net cash provided by operating activities	$441,537	$543,001	$(101,464)
Net cash provided by investing activities	$681,662	$22,014	$659,648
Net cash used in by financing activities	$(1,094,112)	$(684,956)	$(409,156)
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
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2018, when compared to the year ended December 31, 2017, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(31,806)
Capital expenditures and capitalized interest	81,541
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	—
Joint venture investments	(11,180)
Distributions from joint ventures	(86,627)
Proceeds from sales of real estate/partial interest in property	538,208
Debt and preferred equity and other investments	169,512
Increase in net cash used in investing activities	$659,648
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $336.0 million for the year ended December 31, 2017 to $254.5 million for the year ended December 31, 2018. The decrease in capital expenditures relates primarily to lower costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our credit facilities, our MRA facilities, senior unsecured notes, convertible or exchangeable securities, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2018, when compared to the year ended December 31, 2017, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$29,333
Repayments of our debt obligations	(249,600)
Net distribution to noncontrolling interests	12,532
Other financing activities	(39,155)
Proceeds from stock options exercised and DRSPP issuance	5,511
Payment of debt extinguishment costs	(13,918)
Repurchase of common stock	(173,239)
Redemption of preferred stock	(933)
Dividends and distributions paid	20,313
Increase in net cash provided by financing activities	$(409,156)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2018, 83,683,847 shares of common stock and no shares of excess stock were issued and outstanding.

Share Repurchase Program
In August 2016, our Board of Directors approved a share repurchase plan under which we can repurchase up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized three separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, and fourth quarter of 2018, bringing the total program size to $2.5 billion.
At December 31, 2018 repurchases executed under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
First quarter 2018	3,653,928	$97.07	11,996,339
Second quarter 2018	3,479,552	$97.22	15,475,891
Third quarter 2018	252,947	$99.75	15,728,838
Fourth quarter 2018	2,358,484	$93.04	18,087,322
At-The-Market Equity Offering Program
In March 2015, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of our common stock. The Company did not make any sales of its common stock under the ATM program in the years ended December 31, 2018, 2017, or 2016.
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2018, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2018, 2017, and 2016, respectively (in thousands):

	Year Ended December 31,
	2018	2017	2016
Shares of common stock issued	1,399	2,141	2,687
Dividend reinvestments/stock purchases under the DRSPP	$136	$223	$277
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2018, 6.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.

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
The cost of the 2014 Outperformance Plan ($27.9 million subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded zero compensation expense during the year ended December 31, 2018, and compensation expense of $13.6 million and $8.4 million during the years ended December 31, 2017 and 2016, respectively, related to the 2014 Outperformance Plan.
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
During the year ended December 31, 2018, 13,638 phantom stock units were earned and 9,459 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.4 million during the year ended December 31, 2018 related to the Deferred Compensation Plan. As of December 31, 2018, there were 113,492 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2018, 116,368 shares of our common stock had been issued under the ESPP.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2018 and 2017, (amounts in thousands).

	December 31,
Debt Summary:	2018	2017
Balance
Fixed rate	$2,543,476	$3,805,165
Variable rate—hedged	1,000,000	500,000
Total fixed rate	3,543,476	4,305,165
Total variable rate	2,048,442	1,605,431
Total debt	$5,591,918	$5,910,596

Debt, preferred equity, and other investments subject to variable rate	1,299,390	1,325,166
Net exposure to variable rate debt	749,052	280,265

Percent of Total Debt:
Fixed rate	63.4%	72.8%
Variable rate	36.6%	27.2%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.34%	4.31%
Variable rate	3.57%	2.76%
Effective interest rate	4.06%	4.00%
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (2.50% and 1.56% at December 31, 2018 and 2017, respectively). Our consolidated debt at December 31, 2018 had a weighted average term to maturity of 4.66 years.
Certain of our debt and preferred equity investments, with a carrying value of $1.3 billion at December 31, 2018, are variable rate investments, which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of December 31, 2018, our total mortgage debt (excluding our share of joint venture mortgage debt of $3.8 billion) consisted of $1.4 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.26% and $0.6 billion of variable rate debt with an effective weighted average interest rate of 4.87%.
Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2018, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At December 31, 2018, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2018, the facility fee was 20 basis points.
As of December 31, 2018, we had $11.8 million of outstanding letters of credit, $500.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.0 billion under the 2017 credit facility. At December 31, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $492.2 million and $30.3 million, respectively, net of deferred financing costs. At December 31, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2018, we had $13.0 million and $14.5 million in outstanding secured advances with a borrowing rate of 30-day LIBOR over 27 basis points and 30-day LIBOR over 18 basis points, respectively.
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
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. In June 2018, we exercised a one year extension option. At December 31, 2018, the facility had a carrying value of $299.6 million, net of deferred financing costs.
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

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2018 and 2017, respectively, by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2018 Unpaid Principal Balance	December 31, 2018 Accreted Balance	December 31, 2017 Accreted Balance	Interest Rate (1)		Initial Term (in Years)	Maturity Date
March 16, 2010 (2)	$250,000	$250,000	$250,000		7.75%	10	March 2020
August 7, 2018 (3) (4)	350,000	350,000	—	L+	0.98%	3	August 2021
October 5, 2017 (3)	500,000	499,591	499,489		3.25%	5	October 2022
November 15, 2012 (5)	300,000	304,168	305,163		4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000		4.27%	10	December 2025
August 5, 2011 (2) (6)	—	—	249,953
	$1,500,000	$1,503,759	$1,404,605
Deferred financing costs, net		(8,545)	(8,666)
	$1,500,000	$1,495,214	$1,395,939

(1)
Interest rate as of December 31, 2018, taking into account interest rate hedges in effect during the period. Floating rate notes are presented with the stated spread over 3-month LIBOR, unless otherwise specified. Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by the Company and the Operating Partnership as co-obligors.

(3)	Issued by the Operating Partnership with the Company as the guarantor.

(4)
Beginning on August 8, 2019 and at any time thereafter, the notes are subject to redemption at the Company's option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the notes, plus unpaid accrued interest thereon to the redemption date.

(5)	In October 2017, the Company and the Operating Partnership as co-obligors issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

(6)	The balance was repaid in August 2018.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2018 and 2017, we were in compliance with all such covenants.
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
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of December 31, 2018, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $7.1 million and would increase our share of joint venture annual interest cost by $14.3 million. At December 31, 2018, 61.9% of our $2.1 billion debt and preferred equity portfolio is indexed to LIBOR.

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
Our long-term debt of $3.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2018 bore interest at rates between LIBOR plus 18 basis points and LIBOR plus 340 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2018 are as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Property mortgages and other loans	$6,241	$26,640	$151,505	$208,017	$122,851	$1,145,405	$1,660,659
MRA and FHLB facilities	27,500	300,000	—	—	—	—	327,500
Revolving credit facility	—	—	—	—	500,000	—	500,000
Unsecured term loans	—	—	—	—	1,300,000	200,000	1,500,000
Senior unsecured notes	—	250,000	350,000	800,000	—	100,000	1,500,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Capital lease	2,411	2,620	2,794	2,794	2,794	817,100	830,513
Ground leases	31,066	31,436	31,628	29,472	27,166	676,090	826,858
Estimated interest expense	222,554	196,142	185,017	150,712	81,781	193,794	1,030,000
Joint venture debt	115,295	278,791	518,371	220,810	277,996	2,430,198	3,841,461
Total	$405,067	$1,085,629	$1,239,315	$1,411,805	$2,312,588	$5,662,587	$12,116,991
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
Capital Expenditures
We estimate that for the year ending December 31, 2019, we expect to incur $151.1 million of recurring capital expenditures and $65.2 million of development or redevelopment expenditures on existing consolidated properties, and our share of capital expenditures at our joint venture properties will be $449.6 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.40 per share, we would pay $298.6 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for

Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2017 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, who serves as a member and as the chairman emeritus of our board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $3.9 million, $3.9 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $18.8 million, $22.6 million and $23.4 million the years ended December 31, 2018, 2017 and 2016, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.6 million, $0.5 million and $0.7 million for the years ended December 31, 2018, 2017, and 2016 respectively.
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

Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
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
Funds from Operations
FFO is a widely recognized non-GAAP financial measure of REIT performance. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Company does. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002, and subsequently amended, defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
The Company presents FFO because it considers it an important supplemental measure of the Company’s operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties. The Company also uses FFO as one of several criteria to determine performance-based bonuses for members of its senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions, and real estate related impairment charges, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, providing perspective not immediately apparent from net income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including our ability to make cash distributions.

FFO for the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income attributable to SL Green common stockholders	$232,312	$86,424	$234,946
Add:
Depreciation and amortization	279,507	403,320	821,041
Joint venture depreciation and noncontrolling interest adjustments	187,147	102,334	69,853
Net income (loss) attributable to noncontrolling interests	12,210	(11,706)	17,780
Less:
(Loss) gain on sale of real estate and discontinued operations	(30,757)	73,241	238,116
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	303,967	16,166	44,009
Purchase price and other fair value adjustment	57,385	—	—
Depreciable real estate reserves and impairment	(227,543)	(178,520)	(10,387)
Depreciation on non-rental real estate assets	2,404	2,191	2,027
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$605,720	$667,294	$869,855
Cash flows provided by operating activities	$441,537	$543,001	$644,010
Cash flows provided by investing activities	$681,662	$22,014	$1,973,382
Cash flows used in by financing activities	$(1,094,112)	$(684,956)	$(2,736,402)
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2018 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2019	$6,241	4.08%	$27,500	4.04%	$442,557	10.31%
2020	261,117	3.87%	315,523	3.79%	1,273,679	8.21%
2021	11,636	3.83%	489,869	3.73%	26,471	9.54%
2022	1,008,017	3.82%	—	4.00%	204,790	11.46%
2023	1,007,301	4.08%	915,550	4.38%	42,706	8.55%
Thereafter	1,245,405	4.29%	300,000	4.45%	109,190	8.46%
Total	$3,539,717	3.92%	$2,048,442	3.92%	$2,099,393	9.01%
Fair Value	$3,230,127		$2,057,966

(1)	Our debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion at December 31, 2018.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2018 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2019	$106,255	4.16%	$9,040	4.47%
2020	11,236	4.16%	267,555	4.45%
2021	11,730	4.16%	506,641	4.41%
2022	220,779	4.12%	31	4.70%
2023	271,064	3.95%	6,932	5.13%
Thereafter	1,719,845	3.91%	710,353	5.27%
Total	$2,340,909	4.12%	$1,500,552	4.55%
Fair Value	$2,327,716		$1,510,470

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2018 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit Facility	LIBOR	$200,000	1.131%	July 2016	July 2023	$11,148
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.161%	July 2016	July 2023	5,447
Interest Rate Cap	Mortgage	LIBOR	137,500	4.000%	September 2017	September 2019	—
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.928%	December 2017	November 2020	1,045
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.934%	December 2017	November 2020	1,035
Interest Rate Swap	Credit Facility	LIBOR	150,000	2.696%	January 2019	January 2024	(1,858)
Interest Rate Swap	Credit Facility	LIBOR	150,000	2.721%	January 2019	January 2026	(2,450)
Interest Rate Swap	Credit Facility	LIBOR	200,000	2.740%	January 2019	January 2026	(3,354)
Total Consolidated Hedges							$11,013
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps represented in aggregate an asset of $7.0 million at December 31, 2018. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented in aggregate an asset of $11.1 million at December 31, 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
New York, New York
February 26, 2019

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,774,899	$2,357,051
Building and improvements	5,268,484	6,351,012
Building leasehold and improvements	1,423,107	1,450,614
Properties under capital lease	47,445	47,445
	8,513,935	10,206,122
Less: accumulated depreciation	(2,099,137)	(2,300,116)
	6,414,798	7,906,006
Assets held for sale	—	338,354
Cash and cash equivalents	129,475	127,888
Restricted cash	149,638	122,138
Investments in marketable securities	28,638	28,579
Tenant and other receivables, net of allowance of $15,702 and $18,637 in 2018 and 2017, respectively	41,589	57,644
Related party receivables	28,033	23,039
Deferred rents receivable, net of allowance of $15,457 and $17,207 in 2018 and 2017, respectively	335,985	365,337
Debt and preferred equity investments, net of discounts and deferred origination fees of $22,379 and $25,507 in 2018 and 2017, respectively, and allowance of $5,750 in 2018	2,099,393	2,114,041
Investments in unconsolidated joint ventures	3,019,020	2,362,989
Deferred costs, net	209,110	226,201
Other assets	295,679	310,688
Total assets (1)	$12,751,358	$13,982,904
Liabilities
Mortgages and other loans payable, net	$1,961,240	$2,837,282
Revolving credit facility, net	492,196	30,336
Unsecured term loans, net	1,493,051	1,491,575
Unsecured notes, net	1,495,214	1,395,939
Accrued interest payable	23,154	38,142
Other liabilities	116,566	188,005
Accounts payable and accrued expenses	147,060	137,142
Deferred revenue	94,453	208,119
Capital lease obligations	43,616	42,843
Deferred land leases payable	3,603	3,239
Dividend and distributions payable	80,430	85,138
Security deposits	64,688	67,927
Liabilities related to assets held for sale	—	4,074
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,115,271	6,629,761
Commitments and contingencies
Noncontrolling interests in Operating Partnership	387,805	461,954
Preferred units	300,427	301,735

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2018	December 31, 2017
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2018 and 2017	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 84,739 and 93,858 issued and outstanding at December 31, 2018 and 2017, respectively (including 1,055 and 1,055 shares held in treasury at December 31, 2018 and 2017, respectively)	847	939
Additional paid-in-capital	4,508,685	4,968,338
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive income	15,108	18,604
Retained earnings	1,278,998	1,139,329
Total SL Green stockholders' equity	5,901,521	6,225,093
Noncontrolling interests in other partnerships	46,334	364,361
Total equity	5,947,855	6,589,454
Total liabilities and equity	$12,751,358	$13,982,904

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $110.0 million and $398.0 million of land, $0.3 billion and $1.4 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $42.2 million and $330.9 million of accumulated depreciation, $721.3 million and $221.0 million of other assets included in other line items, $140.8 million and $628.9 million of real estate debt, net, $0.4 million and $2.5 million of accrued interest payable, $43.6 million and $42.8 million of capital lease obligations, and $18.4 million and $56.8 million of other liabilities included in other line items as of December 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Rental revenue, net	$864,978	$1,100,993	$1,323,767
Escalation and reimbursement	113,596	172,939	196,858
Investment income	201,492	193,871	213,008
Other income	47,326	43,670	130,348
Total revenues	1,227,392	1,511,473	1,863,981
Expenses
Operating expenses, including $17,823 in 2018, $21,400 in 2017, $21,890 in 2016 of related party expenses	229,347	293,364	312,859
Real estate taxes	186,351	244,323	248,388
Ground rent	32,965	33,231	33,261
Interest expense, net of interest income	208,669	257,045	321,199
Amortization of deferred financing costs	12,408	16,498	24,564
Depreciation and amortization	279,507	403,320	821,041
Loan loss and other investment reserves, net of recoveries	6,839	—	—
Transaction related costs	1,099	(1,834)	7,528
Marketing, general and administrative	92,631	100,498	99,759
Total expenses	1,049,816	1,346,445	1,868,599
Equity in net income from unconsolidated joint ventures	7,311	21,892	11,874
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	303,967	16,166	44,009
Purchase price and other fair value adjustment	57,385	—	—
(Loss) gain on sale of real estate, net	(30,757)	73,241	238,116
Depreciable real estate reserves and impairment	(227,543)	(178,520)	(10,387)
Gain (loss) on sale of investment in marketable securities	—	3,262	(83)
Loss on early extinguishment of debt	(17,083)	—	—
Net income	270,856	101,069	278,911
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(12,216)	(3,995)	(10,136)
Noncontrolling interests in other partnerships	6	15,701	(7,644)
Preferred units distributions	(11,384)	(11,401)	(11,235)
Net income attributable to SL Green	247,262	101,374	249,896
Preferred stock redemption costs	—	—	—
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net income attributable to SL Green common stockholders	$232,312	$86,424	$234,946

Basic earnings per share:	$2.67	$0.87	$2.34
Diluted earnings per share:	$2.67	$0.87	$2.34

Basic weighted average common shares outstanding	86,753	98,571	100,185
Diluted weighted average common shares and common share equivalents outstanding	91,530	103,403	104,881

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$270,856	$101,069	$278,911
Other comprehensive income:
Change in net unrealized (loss) gain on derivative instruments, including SL Green's share of joint venture net unrealized (loss) gain on derivative instruments	(3,622)	1,040	28,508
Change in unrealized gain (loss) on marketable securities	60	(4,667)	3,677
Other comprehensive (loss) income	(3,562)	(3,627)	32,185
Comprehensive income	267,294	97,442	311,096
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(23,594)	305	(29,015)
Other comprehensive income (loss) attributable to noncontrolling interests	66	94	(1,299)
Comprehensive income attributable to SL Green	$243,766	$97,841	$280,782

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2015	$221,932	99,976	$1,001	$5,439,735	$(10,000)	$(8,749)	$1,643,546	$431,852	$7,719,317
Net income							249,896	7,644	257,540
Other comprehensive income						30,886			30,886
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		2		277					277
Conversion of units in the Operating Partnership to common stock		295	3	31,803					31,806
Reallocation of noncontrolling interest in the Operating Partnership							(4,222)		(4,222)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		96	1	23,901					23,902
Issuance of common stock			10	113,999	(114,049)				(40)
Proceeds from stock options exercised		193	2	14,830					14,832
Contributions to consolidated joint venture interests								2,359	2,359
Cash distributions to noncontrolling interests								(15,419)	(15,419)
Cash distributions declared ($2.94 per common share, none of which represented a return of capital for federal income tax purposes)							(295,377)		(295,377)
Balance at December 31, 2016	221,932	100,562	1,017	5,624,545	(124,049)	22,137	1,578,893	426,436	7,750,911
Net income (loss)							101,374	(15,701)	85,673
Other comprehensive loss						(3,533)			(3,533)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		2		223					223
Conversion of units in the Operating Partnership to common stock		202	2	21,572					21,574
Reallocation of noncontrolling interest in the Operating Partnership							5,712		5,712
Equity component of repurchased exchangeable senior notes				(109,776)					(109,776)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		87	1	29,786					29,787
Repurchases of common stock		(8,342)	(83)	(621,324)			(226,641)		(848,048)
Proceeds from stock options exercised		292	2	23,312					23,314
Contributions to consolidated joint venture interests								36,275	36,275
Deconsolidation of partially owned entity								(30,203)	(30,203)
Cash distributions to noncontrolling interests								(52,446)	(52,446)
Cash distributions declared ($3.1375 per common share, none of which represented a return of capital for federal income tax purposes)							(305,059)		(305,059)
Balance at December 31, 2017	221,932	92,803	939	4,968,338	(124,049)	18,604	1,139,329	364,361	6,589,454
Cumulative adjustment upon adoption of ASC 610-20							570,524		570,524

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at January 1, 2018	221,932	92,803	939	4,968,338	(124,049)	18,604	1,709,853	364,361	7,159,978
Net income (loss)							247,262	(6)	247,256
Other comprehensive loss						(3,496)			(3,496)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		1		136					136
Conversion of units in the Operating Partnership to common stock		160	2	16,301					16,303
Reallocation of noncontrolling interest in the Operating Partnership							34,236		34,236
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		149	1	17,483					17,484
Repurchases of common stock		(9,745)	(98)	(522,482)			(415,215)		(937,795)
Proceeds from stock options exercised		316	3	28,909					28,912
Contributions to consolidated joint venture interests								5,459	5,459
Deconsolidation of partially owned entity								(315,116)	(315,116)
Cash distributions to noncontrolling interests								(8,364)	(8,364)
Cash distributions declared ($3.2875 per common share, none of which represented a return of capital for federal income tax purposes)							(282,188)		(282,188)
Balance at December 31, 2018	$221,932	83,684	$847	$4,508,685	$(124,049)	$15,108	$1,278,998	$46,334	$5,947,855

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$270,856	$101,069	$278,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,915	419,818	845,605
Equity in net income from unconsolidated joint ventures	(7,311)	(21,892)	(11,874)
Distributions of cumulative earnings from unconsolidated joint ventures	10,277	20,309	24,337
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(303,967)	(16,166)	(44,009)
Purchase price and other fair value adjustment	(57,385)	—	—
Depreciable real estate reserves and impairment	227,543	178,520	10,387
Loss (gain) on sale of real estate, net	30,757	(73,241)	(238,116)
Loan loss reserves and other investment reserves, net of recoveries	6,839	—	—
(Gain) loss on sale of investments in marketable securities	—	(3,262)	83
Loss on early extinguishment of debt	17,083	—	—
Deferred rents receivable	(18,216)	(38,009)	26,716
Other non-cash adjustments (1)	2,932	19,621	(152,428)
Changes in operating assets and liabilities:
Tenant and other receivables	6,968	(5,717)	4,780
Related party receivables	(1,044)	(7,209)	(5,183)
Deferred lease costs	(44,158)	(41,939)	(70,707)
Other assets	(8,310)	(23,068)	9,899
Accounts payable, accrued expenses and other liabilities and security deposits	4,410	(12,440)	(35,628)
Deferred revenue and land leases payable	12,348	46,607	1,237
Net cash provided by operating activities	441,537	543,001	644,010
Investing Activities
Acquisitions of real estate property	(60,486)	(28,680)	(39,890)
Additions to land, buildings and improvements	(254,460)	(336,001)	(411,950)
Investments in unconsolidated joint ventures	(400,429)	(389,249)	(145,375)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	233,118	319,745	196,211
Proceeds from disposition of real estate/joint venture interest	1,231,004	692,796	2,475,954
Proceeds from sale of marketable securities	—	55,129	6,965
Purchases of marketable securities	—	—	(43,341)
Other investments	(38,912)	25,330	7,704
Origination of debt and preferred equity investments	(731,216)	(1,129,970)	(977,413)
Repayments or redemption of debt and preferred equity investments	703,043	812,914	904,517
Net cash provided by investing activities	681,662	22,014	1,973,382

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Financing Activities
Proceeds from mortgages and other loans payable	$564,391	$870,459	$408,293
Repayments of mortgages and other loans payable	(868,842)	(902,460)	(1,822,303)
Proceeds from revolving credit facility, term loans and senior unsecured notes	3,120,000	2,784,599	1,325,300
Repayments of revolving credit facility, term loans and senior unsecured notes	(2,560,000)	(2,276,782)	(2,334,604)
Payment of debt extinguishment costs	(13,918)	—	—
Proceeds from stock options exercised and DRSPP issuance	29,048	23,537	15,109
Repurchase of common stock	(979,541)	(806,302)	—
Redemption of preferred stock	(1,208)	(275)	(3,299)
Redemption of OP units	(33,972)	—	—
Distributions to noncontrolling interests in other partnerships	(8,364)	(52,446)	(15,419)
Contributions from noncontrolling interests in other partnerships	5,459	36,275	2,359
Distributions to noncontrolling interests in the Operating Partnership	(15,000)	(14,266)	(12,671)
Dividends paid on common and preferred stock	(313,230)	(333,543)	(314,079)
Other obligations related to mortgage loan participations	16	17,227	59,150
Payment of tax witholdings for restricted share awards	(3,842)	(3,879)	(3,162)
Deferred loan costs and capitalized lease obligation	(15,109)	(27,100)	$(41,076)
Net cash used in by financing activities	(1,094,112)	(684,956)	(2,736,402)
Net increase (decrease) in cash and cash equivalents	29,087	(119,941)	(119,010)
Cash, restricted cash, and cash equivalents at beginning of year	250,026	369,967	488,977
Cash, restricted cash, and cash equivalents at end of period	$279,113	$250,026	$369,967

(1) Included in Other non-cash adjustments is $172.4 million for the year ended December 31, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental cash flow disclosures:
Interest paid	$259,776	$273,819	$344,295
Income taxes paid	$1,418	$2,448	$2,009

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership	—	25,723	78,495
Redemption of units in the operating partnership	16,303	21,574	31,806
Redemption of units in the operating partnership for a joint venture sale	10,445	—	—
Exchange of debt investment for real estate or equity in joint venture	298,956	—	68,581
Issuance of preferred units relating to the real estate acquisition	—	—	22,793
Tenant improvements and capital expenditures payable	—	6,667	15,972
Fair value adjustment to noncontrolling interest in operating partnership	34,236	5,712	4,222
Deconsolidation of a subsidiary (1)	298,404	695,204	1,226,425
Transfer of assets to assets held for sale	—	611,809	2,048,376
Transfer of liabilities related to assets held for sale	—	5,364	1,677,528
Removal of fully depreciated commercial real estate properties	124,249	15,488	31,474
Issuance of SLG's common stock to a consolidated joint venture	—	—	114,049
Share repurchase payable	—	41,746	—

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

In December 2018, 2017 and 2016, the Company declared quarterly distributions per share of $0.85, $0.8125 and $0.775, respectively. These distributions were paid in January 2019, 2018 and 2017, respectively.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2018	2017	2016
Cash and cash equivalents	$129,475	$127,888	279,443
Restricted cash	149,638	122,138	90,524
Total cash, cash equivalents, and restricted cash	$279,113	$250,026	$369,967
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the Operating Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
New York, New York
February 26, 2019

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2018	December 31, 2017
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,774,899	$2,357,051
Building and improvements	5,268,484	6,351,012
Building leasehold and improvements	1,423,107	1,450,614
Property under capital lease	47,445	47,445
	8,513,935	10,206,122
Less: accumulated depreciation	(2,099,137)	(2,300,116)
	6,414,798	7,906,006
Assets held for sale	—	338,354
Cash and cash equivalents	129,475	127,888
Restricted cash	149,638	122,138
Investments in marketable securities	28,638	28,579
Tenant and other receivables, net of allowance of $15,702 and $18,637 in 2018 and 2017, respectively	41,589	57,644
Related party receivables	28,033	23,039
Deferred rents receivable, net of allowance of $15,457 and $17,207 in 2018 and 2017, respectively	335,985	365,337
Debt and preferred equity investments, net of discounts and deferred origination fees of $22,379 and $25,507 in 2018 and 2017, respectively, and allowance of $5,750 in 2018	2,099,393	2,114,041
Investments in unconsolidated joint ventures	3,019,020	2,362,989
Deferred costs, net	209,110	226,201
Other assets	295,679	310,688
Total assets (1)	$12,751,358	$13,982,904
Liabilities
Mortgages and other loans payable, net	$1,961,240	$2,837,282
Revolving credit facility, net	492,196	30,336
Unsecured term loans, net	1,493,051	1,491,575
Unsecured notes, net	1,495,214	1,395,939
Accrued interest payable	23,154	38,142
Other liabilities	116,566	188,005
Accounts payable and accrued expenses	147,060	137,142
Deferred revenue	94,453	208,119
Capital lease obligations	43,616	42,843
Deferred land leases payable	3,603	3,239
Dividend and distributions payable	80,430	85,138
Security deposits	64,688	67,927
Liabilities related to assets held for sale	—	4,074
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,115,271	6,629,761
Commitments and contingencies
Limited partner interests in SLGOP (4,131 and 4,453 limited partner common units outstanding at December 31, 2018 and 2017, respectively)	387,805	461,954
Preferred units	300,427	301,735

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2018	December 31, 2017
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2018 and 2017	221,932	221,932
SL Green partners' capital (878 and 973 general partner common units, and 82,806 and 91,831 limited partner common units outstanding at December 31, 2018 and 2017, respectively)	5,664,481	5,984,557
Accumulated other comprehensive income	15,108	18,604
Total SLGOP partners' capital	5,901,521	6,225,093
Noncontrolling interests in other partnerships	46,334	364,361
Total capital	5,947,855	6,589,454
Total liabilities and capital	$12,751,358	$13,982,904

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $110.0 million and $398.0 million of land, $0.3 billion and $1.4 billion of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $47.4 million and $47.4 million of properties under capital lease, $42.2 million and $330.9 million of accumulated depreciation, $721.3 million and $221.0 million of other assets included in other line items, $140.8 million and $628.9 million of real estate debt, net, $0.4 million and $2.5 million of accrued interest payable, $43.6 million and $42.8 million of capital lease obligations, and $18.4 million and $56.8 million of other liabilities included in other line items as of December 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Rental revenue, net	$864,978	$1,100,993	$1,323,767
Escalation and reimbursement	113,596	172,939	196,858
Investment income	201,492	193,871	213,008
Other income	47,326	43,670	130,348
Total revenues	1,227,392	1,511,473	1,863,981
Expenses
Operating expenses, including $17,823 in 2018, $21,400 in 2017, $21,890 in 2016 of related party expenses	229,347	293,364	312,859
Real estate taxes	186,351	244,323	248,388
Ground rent	32,965	33,231	33,261
Interest expense, net of interest income	208,669	257,045	321,199
Amortization of deferred financing costs	12,408	16,498	24,564
Depreciation and amortization	279,507	403,320	821,041
Loan loss and other investment reserves, net of recoveries	6,839	—	—
Transaction related costs	1,099	(1,834)	7,528
Marketing, general and administrative	92,631	100,498	99,759
Total expenses	1,049,816	1,346,445	1,868,599
Equity in net income from unconsolidated joint ventures	7,311	21,892	11,874
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	303,967	16,166	44,009
Purchase price and other fair value adjustment	57,385	—	—
(Loss) gain on sale of real estate, net	(30,757)	73,241	238,116
Depreciable real estate reserves and impairment	(227,543)	(178,520)	(10,387)
Gain (loss) on sale of investment in marketable securities	—	3,262	(83)
Loss on early extinguishment of debt	(17,083)	—	—
Net income	270,856	101,069	278,911
Net (income) loss attributable to noncontrolling interests in other partnerships	6	15,701	(7,644)
Preferred unit distributions	(11,384)	(11,401)	(11,235)
Net income attributable to SLGOP	259,478	105,369	260,032
Preferred stock redemption costs	—	—	—
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net income attributable to SLGOP common unitholders	$244,528	$90,419	$245,082

Basic earnings per unit:	$2.67	$0.87	$2.34
Diluted earnings per unit:	$2.67	$0.87	$2.34

Basic weighted average common units outstanding	91,315	103,127	104,508
Diluted weighted average common units and common unit equivalents outstanding	91,530	103,403	104,881

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$270,856	$101,069	$278,911
Other comprehensive income:
Change in net unrealized (loss) gain on derivative instruments, including SLGOP's share of joint venture net unrealized (loss) gain on derivative instruments	(3,622)	1,040	28,508
Change in unrealized gain (loss) on marketable securities	60	(4,667)	3,677
Other comprehensive (loss) income	(3,562)	(3,627)	32,185
Comprehensive income	267,294	97,442	311,096
Net loss (income) attributable to noncontrolling interests	6	15,701	(7,644)
Other comprehensive income (loss) attributable noncontrolling interests	66	94	(1,299)
Comprehensive income attributable to SLGOP	$267,366	$113,237	$302,153

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2015	$221,932	99,976	$7,074,282	$(8,749)	$431,852	$7,719,317
Net income			249,896		7,644	257,540
Other comprehensive income				30,886		30,886
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		2	277			277
Conversion of common units		295	31,806			31,806
Reallocation of noncontrolling interests in the operating partnership			(4,222)			(4,222)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		96	23,902			23,902
Issuance of stock			(40)			(40)
Contributions to consolidated joint venture interests					2,359	2,359
Proceeds from stock options exercised		193	14,832			14,832
Cash distributions to noncontrolling interests					(15,419)	(15,419)
Cash distributions declared ($2.94 per common unit, none of which represented a return of capital for federal income tax purposes)			(295,377)			(295,377)
Balance at December 31, 2016	221,932	100,562	7,080,406	22,137	426,436	7,750,911
Net income (loss)			101,374		(15,701)	85,673
Other comprehensive loss				(3,533)		(3,533)
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		2	223			223
Conversion of common units		202	21,574			21,574
Reallocation of noncontrolling interests in the operating partnership			5,712			5,712
Equity component of repurchased exchangeable senior notes			(109,776)			(109,776)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		87	29,787			29,787
Repurchases of common units		(8,342)	(848,048)			(848,048)
Proceeds from stock options exercised		292	$23,314			23,314
Contributions to consolidated joint venture interests					36,275	36,275
Deconsolidation of partially owned entity					(30,203)	(30,203)
Cash distributions to noncontrolling interests					(52,446)	(52,446)
Cash distributions declared ($3.1375 per common unit, none of which represented a return of capital for federal income tax purposes)			(305,059)			(305,059)
Balance at December 31, 2017	221,932	92,803	5,984,557	18,604	364,361	6,589,454
Cumulative adjustment upon adoption of ASC 610-20			570,524			570,524
Balance at January 1, 2018	221,932	92,803	6,555,081	18,604	364,361	7,159,978
Net income (loss)			247,262		(6)	247,256
Other comprehensive loss				(3,496)		(3,496)
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		1	136			136
Conversion of common units		160	16,303			16,303
Reallocation of noncontrolling interest in the Operating Partnership			34,236			34,236
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		149	17,484			17,484
Repurchases of common units		(9,745)	(937,795)			(937,795)
Proceeds from stock options exercised		316	28,912			28,912
Contributions to consolidated joint venture interests					5,459	5,459
Deconsolidation of partially owned entity					(315,116)	(315,116)
Cash distributions to noncontrolling interests					(8,364)	(8,364)
Cash distributions declared ($3.2875 per common unit, none of which represented a return of capital for federal income tax purposes)			(282,188)			(282,188)
Balance at December 31, 2018	$221,932	83,684	$5,664,481	$15,108	$46,334	$5,947,855

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net income	$270,856	$101,069	$278,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,915	419,818	845,605
Equity in net income from unconsolidated joint ventures	(7,311)	(21,892)	(11,874)
Distributions of cumulative earnings from unconsolidated joint ventures	10,277	20,309	24,337
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(303,967)	(16,166)	(44,009)
Purchase price and other fair value adjustment	(57,385)	—	—
Depreciable real estate reserves and impairment	227,543	178,520	10,387
Loss (gain) on sale of real estate, net	30,757	(73,241)	(238,116)
Loan loss reserves and other investment reserves, net of recoveries	6,839	—	—
(Gain) loss on sale of investments in marketable securities	—	(3,262)	83
Loss on early extinguishment of debt	17,083	—	—
Deferred rents receivable	(18,216)	(38,009)	26,716
Other non-cash adjustments (1)	2,932	19,621	(152,428)
Changes in operating assets and liabilities:
Tenant and other receivables	6,968	(5,717)	4,780
Related party receivables	(1,044)	(7,209)	(5,183)
Deferred lease costs	(44,158)	(41,939)	(70,707)
Other assets	(8,310)	(23,068)	9,899
Accounts payable, accrued expenses and other liabilities and security deposits	4,410	(12,440)	(35,628)
Deferred revenue and land leases payable	12,348	46,607	1,237
Net cash provided by operating activities	441,537	543,001	644,010
Investing Activities
Acquisitions of real estate property	(60,486)	(28,680)	(39,890)
Additions to land, buildings and improvements	(254,460)	(336,001)	(411,950)
Investments in unconsolidated joint ventures	(400,429)	(389,249)	(145,375)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	233,118	319,745	196,211
Net proceeds from disposition of real estate/joint venture interest	1,231,004	692,796	2,475,954
Proceeds from sale of marketable securities	—	55,129	6,965
Purchases of marketable securities	—	—	(43,341)
Other investments	(38,912)	25,330	7,704
Origination of debt and preferred equity investments	(731,216)	(1,129,970)	(977,413)
Repayments or redemption of debt and preferred equity investments	703,043	812,914	904,517
Net cash provided by investing activities	681,662	22,014	1,973,382

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Financing Activities
Proceeds from mortgages and other loans payable	$564,391	$870,459	$408,293
Repayments of mortgages and other loans payable	(868,842)	(902,460)	(1,822,303)
Proceeds from revolving credit facility, term loans and senior unsecured notes	3,120,000	2,784,599	1,325,300
Repayments of revolving credit facility, term loans and senior unsecured notes	(2,560,000)	(2,276,782)	(2,334,604)
Payments of debt extinguishment costs	(13,918)	—	—
Proceeds from stock options exercised and DRSPP issuance	29,048	23,537	15,109
Repurchase of common stock	(979,541)	(806,302)	—
Redemption of preferred units	(1,208)	(275)	(3,299)
Redemption of OP units	(33,972)	—	—
Distributions to noncontrolling interests in other partnerships	(8,364)	(52,446)	(15,419)
Contributions from noncontrolling interests in other partnerships	5,459	36,275	2,359
Distributions paid on common and preferred units	(328,230)	(347,809)	(326,750)
Other obligations related to mortgage loan participations	16	17,227	59,150
Payment of tax witholdings for restricted share awards	(3,842)	(3,879)	(3,162)
Deferred loan costs and capitalized lease obligation	(15,109)	(27,100)	(41,076)
Net cash used in by financing activities	(1,094,112)	(684,956)	(2,736,402)
Net increase (decrease) in cash and cash equivalents	29,087	(119,941)	(119,010)
Cash, restricted cash, and cash equivalents at beginning of year	250,026	369,967	488,977
Cash, restricted cash, and cash equivalents at end of period	$279,113	$250,026	$369,967

(1) Included in Other non-cash adjustments is $172.4 million for the year ended December 31, 2016 for the amortization of the below-market lease at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.

Supplemental cash flow disclosures:
Interest paid	$259,776	$273,819	$344,295
Income taxes paid	$1,418	$2,448	$2,009

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership	—	25,723	78,495
Redemption of units in the operating partnership	16,303	21,574	31,806
Redemption of units in the operating partnership for a joint venture sale	10,445	—	—
Exchange of debt investment for equity in joint venture	298,956	—	68,581
Issuance of preferred units relating to the real estate acquisition	—	—	22,793
Tenant improvements and capital expenditures payable	—	6,667	15,972
Fair value adjustment to noncontrolling interest in the operating partnership	34,236	5,712	4,222
Deconsolidation of a subsidiary (1)	298,404	695,204	1,226,425
Transfer of assets to assets held for sale	—	611,809	2,048,376
Transfer of liabilities related to assets held for sale	—	5,364	1,677,528
Removal of fully depreciated commercial real estate properties	124,249	15,488	31,474
Issuance of SLG's common stock to a consolidated joint venture	—	—	114,049
Share repurchase payable	—	41,746	—

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

In December 2018, 2017 and 2016, SLGOP declared quarterly distributions per common unit of $0.85, $0.8125 and $0.775, respectively. These distributions were paid in January 2019, 2018 and 2017, respectively.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2018	2017	2016
Cash and cash equivalents	$129,475	$127,888	279,443
Restricted cash	149,638	122,138	90,524
Total cash, cash equivalents, and restricted cash	$279,113	$250,026	$369,967
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2018

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2018, noncontrolling investors held, in the aggregate, a 4.70% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Realty Corp.
As of December 31, 2018, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	20		12,387,091	10	11,329,183	30	23,716,274	94.5%
	Retail	7	(2)	325,648	9	352,174	16	677,822	96.7%
	Development/Redevelopment	5		486,101	2	347,000	7	833,101	54.1%
	Fee Interest	—		—	1	—	1	—	—%
		32		13,198,840	22	12,028,357	54	25,227,197	93.2%
Suburban	Office	13		2,295,200	—	—	13	2,295,200	91.3%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	—	—	1	1,000	—%
		15		2,348,200	—	—	15	2,348,200	91.4%
Total commercial properties		47		15,547,040	22	12,028,357	69	27,575,397	93.1%
Residential:
Manhattan	Residential	2	(2)	445,105	10	2,156,751	12	2,601,856	91.5%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		2		445,105	10	2,156,751	12	2,601,856	91.5%
Total portfolio		49		15,992,145	32	14,185,108	81	30,177,253	92.9%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

(2)
As of December 31, 2018, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

As of December 31, 2018, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited) and held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
December 31, 2018

price is recorded as a purchase price fair value adjustment in our consolidated statements of operations. See Note 3, "Property Acquisitions."
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2018, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 1.8 years, 4.6 years, and 5.8 years, respectively.
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
Depreciation expense (including amortization of capital lease assets) totaled $242.8 million, $365.3 million, and $783.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
We recognized $6.8 million, $20.3 million, and $196.2 million of rental revenue for the years ended December 31, 2018, 2017, and 2016 respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. Included in rental revenue

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

for the year ended December 31, 2016 is $172.4 million related to the amortization of below-market leases at 388-390 Greenwich Street as a result of the tenant exercising their option to purchase the property and entering into an agreement to accelerate the sale.
We recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $0.0 million, $0.8 million, and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Identified intangible assets (included in other assets):
Gross amount	$266,540	$325,880
Accumulated amortization	(241,040)	(277,038)
Net(1)	$25,500	$48,842
Identified intangible liabilities (included in deferred revenue):
Gross amount	$276,245	$540,283
Accumulated amortization	(253,767)	(402,583)
Net(1)	$22,478	$137,700

(1)
As of December 31, 2018, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale. As of December 31, 2017, $13.9 million net intangible assets and $4.1 million net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.

The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2019	$(5,227)
2020	(3,655)
2021	(1,631)
2022	(1,328)
2023	(749)
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2019	$9,825
2020	4,817
2021	3,454
2022	1,892
2023	1,507
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
Fair Value Measurements
See Note 16, "Fair Value Measurements."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of December 31, 2018, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The Company adopted ASU 2016-01 effective January 1, 2018 which required entities to measure investments in equity securities at fair value and recognize any changes in fair value in net income. Upon adoption we did not hold investments in equity securities and therefore did not record a cumulative-effect adjustment. We did not hold investments in equity securities as of December 31, 2018.
At December 31, 2018 and 2017, we held the following marketable securities (in thousands):

	December 31,
	2018	2017
Commercial mortgage-backed securities	$28,638	$28,579
Total marketable securities available-for-sale	$28,638	$28,579
The cost basis of the commercial mortgage-backed securities was $27.5 million and $27.5 million at December 31, 2018 and 2017, respectively. These securities mature at various times through 2035. We held no equity marketable securities at December 31, 2018 and 2017.
During the year ended December 31, 2018, we did not dispose of any marketable securities.
During the year ended December 31, 2017, we disposed of marketable securities for aggregate net proceeds of $55.1 million and realized a loss of $3.3 million, which is included in gain (loss) on sale of investment in marketable securities on the consolidated statements of operations.
During the year ended December 31, 2016, we disposed of marketable securities for aggregate net proceeds of $7.0 million and realized a loss of $0.1 million, which is included in gain (loss) on sale of investment in marketable securities on the consolidated statements of operations.
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences that were identified as part of the initial accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. The Company has performance guarantees under a master lease at one joint venture. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2018.
We may originate loans for real estate acquisition, development and construction, where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with the accounting for our debt and preferred equity investments.
Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to execute operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2018, 2017 and 2016, $15.7 million, $16.4 million, and $15.4 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close. Deferred financing costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
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
We record a gain on sale of real estate assets when we no longer hold a controlling financial interest in the entity holding the real estate, a contract exists with a third party and that third party has control of the assets acquired.
Investment income on debt and preferred equity investments is accrued based on the contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

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
Allowance for Loan Loss and Other Investment Reserves
The expense for loan loss and other investment reserves in connection with debt and preferred equity investments is the charge to earnings to adjust the allowance for possible losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality.
The Company evaluates debt and preferred equity investments that are classified as held to maturity for possible impairment or credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor. Quarterly, the Company assigns each loan a risk rating. Based on a 3-point scale, loans are rated “1” through “3,” from less risk to greater risk, which ratings are defined as follows: 1 - Low Risk Assets - Low probability of loss, 2 - Watch List Assets - Higher potential for loss, 3 - High Risk Assets - Loss more likely than not.
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
Debt and preferred equity investments that are classified as held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the investment will be reclassified at its net carrying value to debt and preferred equity investments held to maturity. For these reclassified investments, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the investment.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

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
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal and state income tax liability for these entities.
During the years ended December 31, 2018, 2017 and 2016, we recorded Federal, state and local tax provisions of $2.8 million, $4.3 million, and $2.8 million, respectively. For the year ended December 31, 2018, the Company paid distributions on its common stock of $3.25 per share which represented $1.46 per share of ordinary income and $1.79 per share of capital gains. For the year ended December 31, 2017, the Company paid distributions on its common stock of $3.10 per share which represented $1.24 per share of ordinary income, and $1.86 per share of capital gains. For the year ended December 31, 2016, the Company

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

paid distributions on its common stock of $2.88 per share which represented $2.48 per share of ordinary income and $0.40 per share of capital gains.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the ‘‘Tax Act’’) was signed into law and makes substantial changes to the Code. The Tax Act has not had a material impact on our financial statements for the years ended December 31, 2018 or December 31, 2017.
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
December 31, 2018

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
Earnings per Share of the Company
The Company presents both basic and diluted earnings per share, or EPS, using the two-class method, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. Diluted EPS also includes units of limited partnership interest. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There was no dilutive effect for the exchangeable senior notes as the conversion premium was to be paid in cash.
Earnings per Unit of the Operating Partnership
The Operating Partnership presents both basic and diluted earnings per unit, or EPU, using the two-class method, which is an earnings allocation formula that determines EPU for common units and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPU is computed by dividing the income available to common unitholders by the weighted-average number of common units outstanding for the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common units. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount. The dilutive effect of unit options is reflected in the weighted average diluted outstanding units calculation by application of the treasury stock method. There was no dilutive effect for the exchangeable senior notes as the conversion premium was to be paid in cash.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Credit Suisse Securities (USA), Inc., who accounts for 8.2% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at December 31, 2018.
For the years ended December 31, 2018, 2017, and 2016, the following properties contributed more than 5.0% of our annualized cash rent, including our share of joint venture annualized cash rent:

Property	2018	Property	2017	Property	2016
11 Madison Avenue	7.4%	11 Madison Avenue	7.1%	1515 Broadway	8.8%
1185 Avenue of the Americas	6.7%	1185 Avenue of the Americas	7.1%	1185 Avenue of the Americas	6.9%
420 Lexington Avenue	6.5%	1515 Broadway	7.0%	11 Madison Avenue	6.1%
1515 Broadway	6.0%	420 Lexington Avenue	6.0%	420 Lexington Avenue	5.9%
One Madison Avenue	5.8%	One Madison Avenue	5.6%	One Madison Avenue	5.6%
As of December 31, 2018, 68.7% of our work force is covered by six collective bargaining agreements and 56.0% of our work force, which services substantially all of our properties, is covered by collective bargaining agreements that expire in December 2019. See Note 19, "Benefits Plans."
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In October 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-17, Consolidation (Topic 810), Targeted Improvements to Related Party Guidance for Variable Interest Entities. Under this amendment reporting entities, when determining if the decision-making fees are variable interests, are to consider indirect interests held through related parties under common control on a proportional basis rather than as a direct interest in its entirety. The guidance is effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has adopted this guidance and it had no impact on the Company’s consolidated financial statements.
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
In August 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-15, Intangibles - Goodwill and Other- Internal-Use Software (Topic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments provide guidance on accounting for fees paid when the arrangement includes a software license and align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs to develop or obtain internal-use software. The guidance is effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has not yet adopted this new guidance and does not expect it to have a material impact on the Company’s consolidated financial statements when the new standard is implemented.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This amendment provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. The guidance is effective for the Company for fiscal years beginning after December 15, 2018, including the interim periods within that fiscal year. The Company will adopt this guidance January 1, 2019 and does not expect it to have a material impact on the Company’s consolidated financial statements.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, and in July 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in the new standards will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standards will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company will adopt this guidance January 1, 2019, and does not expect a material impact on the Company’s consolidated financial statements when the new standards are implemented.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. . The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 15, 2018. The Company’s DPE portfolio and capital lease assets will be subject to this guidance once the Company adopts it. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. The Company continues to evaluate the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10 - Codification Improvements to Topic 842, Leases and ASU No. 2018-11 - Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 - Narrow-Scope Improvements for Lessors. This guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The Company will apply this guidance to the ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. While the Company is continuing to assess all potential impacts of the standard, we expect total liabilities and total assets to increase by $0.4 to $0.5 billion as of the date of adoption. The accounting applied by a lessor is largely unchanged from that applied under the previous standard. The Company does expect to adopt the practical expedient offered in ASU No. 2018-11 that allows lessors to not separate non-lease components from the related lease components under certain conditions, which the Company expects most of its leases to qualify for. Additionally, for future leases, the Company will no longer capitalize internal leasing costs as these costs are not considered to be incremental under the new guidance. The Company is assessing all potential impacts of the standard and currently estimates a decrease in net income of approximately $10.0 million related to this change based on its initial assessment. This guidance in this standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

adoption is permitted. The Company will adopt this guidance January 1, 2019 and will apply the modified retrospective approach. The Company will elect the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases.
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
3. Property Acquisitions
2018 Acquisitions
During the year ended December 31, 2018, the properties listed below were acquired from third parties.

Property	Acquisition Date	Property Type	Approximate Square Feet		Acquisition Price (in millions)
2 Herald Square(1)	May 2018	Leasehold Interest	369,000		$266.0
1231 Third Avenue(2)(3)	July 2018	Fee Interest	39,000		55.4
Upper East Side Residential(3)(4)	August 2018	Fee Interest	0.2	acres	30.2
133 Greene Street(2)	October 2018	Fee Interest	6,425		31.0
712 Madison Avenue(2)	December 2018	Fee Interest	6,600		58.0

(1)
In May 2018, the Company was the successful bidder for the leasehold interest in 2 Herald Square, at the foreclosure of the asset. In April and May 2017, the Company had purchased, at par, loans in maturity default that were secured by the leasehold interest in 2 Herald Square. At the time the loans were purchased, the Company expected to collect all contractually required payments, including interest. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. No impairment was recorded as the Company believed that the fair value of the leasehold exceeded the carrying amount of the loans. In May 2018, the Company was the successful bidder at the foreclosure of the asset. We recorded the assets acquired and liabilities assumed at fair value. This resulted in the recognition of a fair value adjustment of $8.1 million,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

which is reflected in the Company's consolidated statement of operations within purchase price and other fair value adjustments. See Note 16, "Fair Value Measurements." The Company subsequently sold a 49% interest in the property in November 2018. See Note 4, "Properties Held for Sale and Dispositions." and Note 6, "Investments in Unconsolidated Joint Ventures."

(2)
The Company accepted an assignment of the equity interests in the property in lieu of repayment of the Company's debt investment, and recorded the assets received and liabilities assumed at fair value.

(3)	This property was subsequently sold in October 2018. See Note 4, "Properties Held for Sale and Dispositions."

(4)	In August 2018, the Company acquired the fee interest in three additional land parcels at the Upper East Side Residential Assemblage.
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
December 31, 2018

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of December 31, 2018, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2018, 2017, and 2016:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet	Sales Price(1) (in millions)	Gain (Loss) on Sale(2) (in millions)
2 Herald Square(3)	November 2018	Office/Retail	369,000	$265.0	$—
400 Summit Lake Drive	November 2018	Land	39.5 acres	3.0	(36.2)
Upper East Side Assemblage(4)(5)	October 2018	Development	70,142	143.8	(6.3)
1-6 International Drive	July 2018	Office	540,000	55.0	(2.6)
635 Madison Avenue	June 2018	Retail	176,530	153.0	(14.1)
115-117 Stevens Avenue	May 2018	Office	178,000	12.0	(0.7)
600 Lexington Avenue	January 2018	Office	303,515	305.0	23.8
1515 Broadway (6)	December 2017	Office	1,750,000	1,950.0	—
125 Chubb Way	October 2017	Office	278,000	29.5	(26.1)
16 Court Street	October 2017	Office	317,600	171.0	64.9
680-750 Washington Boulevard	July 2017	Office	325,000	97.0	(44.2)
520 White Plains Road	April 2017	Office	180,000	21.0	(14.6)
102 Greene Street (7)	April 2017	Retail	9,200	43.5	4.9
400 East 57th Street	October 2016	Residential	290,482	83.3	23.9
11 Madison Avenue (8)	August 2016	Office	2,314,000	2,605.0	3.6
500 West Putnam	July 2016	Office	121,500	41.0	(10.4)
388 Greenwich	June 2016	Office	2,635,000	2,002.3	206.5
7 International Drive	May 2016	Land	31 Acres	20.0	(6.9)
248-252 Bedford Avenue	February 2016	Residential	66,611	55.0	15.3
885 Third Avenue (9)	February 2016	Leased Fee Interest	607,000	453.0	(8.8)

(1)	Sales price represents the actual sales price for an entire property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 600 Lexington, 16 Court Street, 102 Greene Street, 400 East 57th Street, 11 Madison Avenue, 388 Greenwich, and 248-252 Bedford Avenue are net of $1.3 million, $2.5 million, $0.9 million, $1.0 million, $0.6 million, $1.6 million, and $1.3 million in employee compensation accrued in connection with the realization of these investment gains. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)	In November 2018, the company sold a 49% interest in 2 Herald Square to an Israeli institutional investor. See Note 6, "Investments in Unconsolidated Joint Ventures."

(4)	Upper East Side Assemblage consists of 260 East 72nd Street, 31,076 square feet of development rights, 252-254 East 72nd Street, 257 East 71st Street, 259 East 71st Street, and 1231 Third Avenue.

(5)	The Company recorded a $5.8 million charge in 2018 that is included in depreciable real estate reserves and impairment in the consolidated statement of operations.

(6)
In November 2017, the Company sold a 30.13% interest in 1515 Broadway to affiliates of Allianz Real Estate. At that time, the sale did not meet the criteria for sale accounting and as a result the property was accounted for under the profit sharing method. The Company achieved sale accounting upon adoption of ASC 610-20 in January 2018 and closed on the sale of an additional 12.87% interest in the property to Allianz in February 2018. See Note 6, "Investments in Unconsolidated Joint Ventures."

(7)
In April 2017, we closed on the sale of a 90% interest 102 Greene Street and had subsequently accounted for our interest in the property as an investment in unconsolidated joint ventures. We sold the remaining 10% interest in September 2017. See Note 6, "Investments in Unconsolidated Joint Ventures."

(8)
In August 2016, we sold a 40% interest in 11 Madison Avenue. At that time, the sale did not meet the criteria for sale accounting and, as a result, the property was accounted for under the profit sharing method. In November 2016, the Company obtained consent to the modifications to the mortgage on the property, which resulted in the Company achieving sale accounting on the transaction. See Note 6, "Investments in Unconsolidated Joint Ventures."

(9)
In February 2016, we closed on the sale of 885 Third Avenue. At that time, the sale did not meet the criteria for sale accounting and as a result the property remained on our consolidated financial statements until the criteria was met in April 2017.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

5. Debt and Preferred Equity Investments
Below is a summary of the activity relating to our debt and preferred equity investments as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Balance at beginning of period (1)	$2,114,041	$1,640,412
Debt investment originations/accretion (2)	834,304	1,142,591
Preferred equity investment originations/accretion (2)	151,704	144,456
Redemptions/sales/syndications/amortization (3)	(994,906)	(813,418)
Net change in loan loss reserves	(5,750)	—
Balance at end of period (1)	$2,099,393	$2,114,041

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting and are included in other assets and other liabilities on the consolidated balance sheets.

The following table is a rollforward of our total loan loss reserves at December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of year	$—	$—	$—
Expensed	6,839	—	—
Recoveries	—	—	—
Charge-offs and reclassifications	(1,089)	—	—
Balance at end of period	$5,750	$—	$—
At December 31, 2018, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments. At December 31, 2018 the Company's loan loss reserves of $5.8 million were attributable to two investments with an unpaid principal balance of $159.9 million that are being marketed for sale, are performing in accordance with their respective terms, and were not put on nonaccrual.
At December 31, 2017, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of our investment in 2 Herald Square which was purchased in maturity default in May 2017 and April 2017, respectively, for which we subsequently were the successful bidder for the leasehold interest at the foreclosure of the asset as discussed in Note 3, "Property Acquisitions," and a junior mortgage participation acquired in September 2014, which was acquired for zero, had a carrying value of zero and was canceled in 2018.
We have determined that we have one portfolio segment of financing receivables at December 31, 2018 and 2017 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $88.8 million and $65.5 million at December 31, 2018 and 2017, respectively. No financing receivables were 90 days past due at December 31, 2018 with the exception of a $28.4 million financing receivable which was put on nonaccrual in August as a result of interest default. The loan was evaluated in accordance with our loan review procedures and the Company concluded that the fair value of the collateral exceeded the carrying amount of the loan.
As of December 31, 2018, Management estimated the weighted average risk rating for our debt and preferred equity investments to be 1.2.
Debt Investments
As of December 31, 2018 and 2017, we held the following debt investments with an aggregate weighted average current yield of 8.99%, at December 31, 2018 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Loan Type	December 31, 2018 Future Funding Obligations	December 31, 2018 Senior Financing	December 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan(3a)	$—	$1,160,000	$213,185	$204,005	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,932	24,913	April 2022
Mezzanine Loan	—	280,000	36,585	34,600	August 2022
Mezzanine Loan	—	85,097	12,706	12,699	November 2023
Mezzanine Loan	—	180,000	30,000	—	December 2023
Mezzanine Loan(3b)	—	115,000	12,941	12,932	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	11,000	15,000	November 2026
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mortgage/Jr. Mortgage Loan(4)	—	—	—	250,464
Mortgage Loan(5)	—	—	—	26,366
Mortgage Loan(5)	—	—	—	239
Total fixed rate	$—	$4,129,847	$430,099	$669,968
Floating Rate Investments:
Mezzanine Loan(6)	$—	$45,025	$37,499	$34,879	January 2019
Mezzanine Loan(3c)(7)	—	85,000	15,333	15,381	March 2019
Mezzanine Loan(3d)(7)	—	65,000	14,822	14,869	March 2019
Mezzanine Loan(8)	—	38,000	21,990	21,939	March 2019
Mezzanine Loan(7)	—	40,000	19,986	19,982	April 2019
Mezzanine Loan	—	265,000	24,961	24,830	April 2019
Mortgage/Jr. Mortgage Participation Loan	40,530	233,086	84,012	71,832	August 2019
Mezzanine Loan(7)(8)	—	65,000	14,998	14,955	August 2019
Mortgage/Mezzanine Loan(7)	—	—	19,999	19,940	August 2019
Mortgage/Mezzanine Loan	1,027	—	154,070	143,919	September 2019
Mezzanine Loan	—	350,000	34,886	34,737	October 2019
Mortgage/Mezzanine Loan(9)	7,243	—	62,493	43,845	January 2020
Mezzanine Loan(9)	559	575,955	79,164	75,834	January 2020
Mortgage Loan	11,204	—	88,501	—	February 2020
Mezzanine Loan	1,277	322,300	53,402	—	March 2020
Mortgage/Mezzanine Loan	14,860	—	277,694	—	April 2020
Mortgage/Mezzanine Loan(7)	—	—	37,094	—	June 2020
Mezzanine Loan	7,887	38,167	12,627	11,259	July 2020
Mortgage/Mezzanine Loan	—	—	83,449	—	October 2020
Mezzanine Loan	38,575	362,908	88,817	75,428	November 2020
Mortgage/Mezzanine Loan	33,131	—	98,804	88,989	December 2020
Mortgage/Mezzanine Loan	—	—	35,266	35,152	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,665	15,635	July 2021
Mezzanine Loan(8)	—	38,596	7,305	34,947	December 2021
Mortgage/Mezzanine Loan (5)	—	—	—	162,553
Mortgage/Mezzanine Loan (5)	—	—	—	74,755
Mortgage/Mezzanine Loan (10)	—	—	—	23,609

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Loan Type	December 31, 2018 Future Funding Obligations	December 31, 2018 Senior Financing	December 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Maturity Date (2)
Mortgage/Mezzanine Loan(5)	—	—	—	16,969
Mezzanine Loan(5)	—	—	—	59,723
Mezzanine Loan(5)	—	—	—	37,851
Mezzanine Loan(5)	—	—	—	14,855
Mezzanine Loan(11)	—	—	—	12,174
Mezzanine Loan(11)	—	—	—	10,934
Mezzanine Loan(5)	—	—	—	37,250
Mezzanine Loan(5)	—	—	—	15,148
Mezzanine Loan(5)	—	—	—	8,550
Mezzanine Loan(11)	—	—	—	26,927
Total floating rate	$156,293	$2,584,037	$1,382,837	$1,299,650
Total	$156,293	$6,713,884	$1,812,936	$1,969,618

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.3 million, (b) $12.0 million, (c) $14.6 million, and (d) $14.1 million.

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

(5)	This loan was repaid in 2018.

(6)	As of January 2019, this loan is in maturity default. No impairment was recorded as the Company believes that the fair value of the property exceeded the carrying amount of the loans.

(7)	This loan was extended in 2018.

(8)	This loan was repaid in 2019.

(9)	This loan was modified in 2019.

(10)	This loan was sold in 2018.

(11)	In 2018, the Company accepted an assignment of the equity interests in the property in lieu of repayment of the loan, and recorded the assets received and liabilities assumed at fair value.

Preferred Equity Investments
As of December 31, 2018 and 2017, we held the following preferred equity investments with an aggregate weighted average current yield of 9.12% at December 31, 2018 (in thousands):

Type	December 31, 2018 Future Funding Obligations	December 31, 2018 Senior Financing	December 31, 2018 Carrying Value (1)	December 31, 2017 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity(3)	$—	$272,000	$143,183	$144,423	April 2021
Preferred Equity	—	1,768,000	143,274	—	June 2022
	$—	$2,040,000	$286,457	$144,423

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

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
December 31, 2018

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2018, the book value of these investments was $3.0 billion, net of investments with negative book values totaling $85.8 million for which we have an implicit commitment to fund future capital needs.
As of December 31, 2018 and December 31, 2017, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, One Vanderbilt and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $808.3 million as of December 31, 2018 and $606.2 million as of December 31, 2017. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2018:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet	Acquisition Date (2)	Acquisition Price(2) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	February 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
919 Third Avenue(3)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000	January 2007	1,256,727
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(4)	Jeff Sutton	50.00%	50.00%	57,718	August 2011	136,550
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(5)	Private Investors	32.28%	32.28%	13,069	December 2012	75,000
650 Fifth Avenue(6)	Jeff Sutton	50.00%	50.00%	69,214	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio(7)	Various	Various	Various	1,439,016	February 2015	36,668
131-137 Spring Street(8)	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000	August 2016	2,605,000
333 East 22nd Street	Private Investors	33.33%	33.33%	26,926	August 2016	—
400 East 57th Street(9)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482	October 2016	170,000
One Vanderbilt(10)	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—	January 2017	3,310,000
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725	October 2017	1,725,000
1515 Broadway(11)	Allianz Real Estate of America	56.87%	56.87%	1,750,000	November 2017	1,950,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000	November 2018	266,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2018. Changes in ownership or economic interests within the current year are disclosed in the notes below.

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
December 31, 2018

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

(8)	In January 2019, we closed on the sale of our interest in this property to our joint venture partner. The transaction generated net cash proceeds to the Company of $15.2 million.

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

(10)
The partners have committed aggregate equity to the project totaling no less than $525 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 29.0%. At December 31, 2018 the total of the two partners' ownership interests based on equity contributed was 23.4%.

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

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of December 31, 2018 and 2017, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	December 31, 2018	December 31, 2017	Maturity Date
Mezzanine Loan(1)	$44,357	44,823	February 2022
Mezzanine Loan and Preferred Equity (2)	—	100,000
Mezzanine Loan(3)	—	26,716
	$44,357	$171,539

(1)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP.

(2)	The mezzanine loan was repaid and the preferred equity interest was redeemed in March 2018.

(3)	The Company was redeemed on this investment in July 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2018, 2017, and 2016:

Property	Ownership Interest Sold	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain (Loss) on Sale (in thousands)(2)
3 Columbus Circle	48.90%	November 2018	Ownership Interest	$851,000	$160,368
Mezzanine Loan(3)	33.33%	August 2018	Repayment	15,000	N/A
724 Fifth Avenue	49.90%	July 2018	Ownership Interest	365,000	64,587
Jericho Plaza(4)	11.67%	June 2018	Ownership Interest	117,400	147
1745 Broadway	56.87%	May 2018	Property	633,000	52,038
175-225 Third Street Brooklyn, New York	95.00%	April 2018	Property	115,000	19,483
Stonehenge Village(5)	0.50%	March 2018	Property	287,000	(5,701)
1515 Broadway(6)	13.00%	February 2018	Ownership Interest	1,950,000	—
1274 Fifth Avenue(5)	9.83%	February 2018	Property	44,100	(362)
102 Greene Street	10.00%	September 2017	Ownership Interest	43,500	283
76 11th Avenue(7)	33.33%	May 2017	Repayment	138,240	N/A
Stonehenge Portfolio (partial)(6)	Various	March 2017	Ownership Interest	300,000	871
EOP Denver	0.48%	September 2016	Ownership Interest	180,700	300
33 Beekman (8)	45.90%	May 2016	Property	196,000	33,000
EOP Denver	4.79%	March 2016	Ownership Interest	180,700	2,800
7 Renaissance Square	50.00%	March 2016	Property	20,700	4,200
Jericho Plaza (4)	66.11%	February 2016	Ownership Interest	95,200	3,300

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)
Represents the Company's share of the gain or loss. The gain on sale is net of $11.7 million, $0, and $1.1 million of employee compensation accrued in connection with the realization of these investment gains in the years ended December 31, 2018, 2017, and 2016, respectively. Additionally, gain (loss) amounts do not include adjustments for expenses recorded in subsequent periods.

(3)	Our investment in a joint venture that owned a mezzanine loan secured by a commercial property in midtown Manhattan was repaid after the joint venture received repayment of the underlying loan.

(4)	We sold our 11.67% interest in June 2018. In the first quarter of 2016, our ownership percentage was reduced from 77.78% to 11.67%, upon completion of a restructuring of the joint venture.

(5)	Properties were part of the Stonehenge Portfolio.

(6)	Our investment in 1515 Broadway was marked to fair value on January 1, 2018 upon adoption of ASC 610-20.

(7)
Our investment in a joint venture that owned two mezzanine notes secured by interests in the entity that owns 76 11th Avenue was repaid after the joint venture received repayment of the underlying loans.

(8)	In connection with the sale of the property, we also recognized a promote of $10.8 million.
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
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2018 and 2017, respectively, are as follows (amounts in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		December 31, 2018	December 31, 2017
Fixed Rate Debt:
521 Fifth Avenue	50.50%	November 2019		3.73%	$170,000	$170,000
717 Fifth Avenue (3)	10.92%	July 2022		4.45%	300,000	300,000
717 Fifth Avenue (3)	10.92%	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (4)	50.00%	October 2022		4.46%	210,000	210,000
650 Fifth Avenue (4)	50.00%	October 2022		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023		5.12%	500,000	—
1515 Broadway	56.87%	March 2025		3.93%	855,876	872,528
11 Madison Avenue	60.00%	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026		3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026		3.00%	99,828	100,000
Worldwide Plaza	24.35%	November 2027		3.98%	1,200,000	1,200,000
Stonehenge Portfolio (5)	Various	Various		4.20%	321,076	357,282
3 Columbus Circle (6)					—	350,000
Total fixed rate debt					$5,666,108	$5,569,138
Floating Rate Debt:
280 Park Avenue	50.00%	September 2019	L+	1.73%	$1,200,000	$1,200,000
121 Greene Street	50.00%	November 2019	L+	1.50%	15,000	15,000
10 East 53rd Street	55.00%	February 2020	L+	2.25%	170,000	170,000
131-137 Spring Street (7)	20.00%	August 2020	L+	1.55%	141,000	141,000
1552 Broadway	50.00%	October 2020	L+	2.65%	195,000	195,000
55 West 46th Street (8)	25.00%	November 2020	L+	2.13%	185,569	171,444
11 West 34th Street	30.00%	January 2021	L+	1.45%	23,000	23,000
103 East 86th Street (9)	1.00%	January 2021	L+	1.40%	38,000	55,340
100 Park Avenue	49.90%	February 2021	L+	1.75%	360,000	360,000
One Vanderbilt (10)	71.01%	September 2021	L+	2.75%	375,000	355,535
2 Herald Square (11)	51.00%	November 2021	L+	1.55%	133,565	—
605 West 42nd Street	20.00%	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	1 Year Treasury+	2.75%	1,571	1,648
175-225 Third Street Brooklyn, New York (12)					—	40,000
1745 Broadway (12)					—	345,000
Jericho Plaza (13)					—	81,099
724 Fifth Avenue (14)					—	275,000
Total floating rate debt					$3,387,705	$3,979,066
Total joint venture mortgages and other loans payable					$9,053,813	$9,548,204
Deferred financing costs, net					(103,191)	(136,103)
Total joint venture mortgages and other loans payable, net					$8,950,622	$9,412,101

(1)
Economic interest represents the Company's interests in the joint venture as of December 31, 2018. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)
Interest rate as of December 31, 2018, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	These loans are comprised of a $210.0 million fixed rate mortgage loan and $65.0 million fixed rate mezzanine loan.

(5)	Amount is comprised of $134.3 million, $54.1 million, and $132.6 million in fixed-rated mortgages that mature in August 2019, June 2024, and April 2028, respectively.

(6)	In November 2018, we closed on the sale of our interest in the property to our joint venture partner.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

(7)	In January 2019, we closed on the sale of our interest in this property to our joint venture partner.

(8)	This loan has a committed amount of $195.0 million, of which $9.4 million was unfunded as of December 31, 2018.

(9)	In February 2019, along with our joint venture partner, we closed on the sale of the property.

(10)
This loan is a $1.75 billion construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial five-year term with two one-year extension options. Advances under the loan are subject to incurred costs, funded equity, loan to value thresholds, and entering into construction contracts.

(11)	This loan has a committed amount of $150.0 million.

(12)	In 2018, along with our joint venture partner, we closed on the sale of the property.

(13)	In 2018, we closed on the sale of our interest in the property.

(14)	In 2018, we closed on the sale of substantially all of our interest in the property to our joint venture partner.

We act as the operating partner and day-to-day manager for all our joint ventures, except for Worldwide Plaza, 800 Third Avenue, 280 Park Avenue, 21 East 66th Street, 605 West 42nd Street, 400 East 57th Street, and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $14.2 million, $22.6 million and $4.0 million from these services, net of our ownership share of the joint ventures, for the years ended December 31, 2018, 2017, and 2016, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at December 31, 2018 and 2017, are as follows (in thousands):

	December 31, 2018	December 31, 2017
Assets (1)
Commercial real estate property, net	$14,347,673	$12,822,133
Cash and restricted cash	381,301	494,909
Tenant and other receivables, related party receivables, and deferred rents receivable, net of allowance	273,141	349,944
Debt and preferred equity investments, net	44,357	202,539
Other assets	2,187,166	1,407,806
Total assets	$17,233,638	$15,277,331
Liabilities and equity (1)
Mortgages and other loans payable, net	$8,950,622	$9,412,101
Deferred revenue/gain	1,660,838	985,648
Other liabilities	946,313	411,053
Equity	5,675,865	4,468,529
Total liabilities and equity	$17,233,638	$15,277,331
Company's investments in unconsolidated joint ventures	$3,019,020	$2,362,989

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2018, 2017, and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total revenues	$1,244,804	$904,230	$712,689
Operating expenses	219,440	157,610	126,913
Real estate taxes	226,961	142,774	111,673
Ground rent	18,697	16,794	14,924
Interest expense, net of interest income	363,055	250,063	197,741
Amortization of deferred financing costs	21,634	23,026	24,829
Transaction related costs	—	146	5,566
Depreciation and amortization	421,458	279,419	199,011
Total expenses	$1,271,245	$869,832	$680,657
Loss on early extinguishment of debt	—	(7,899)	(1,606)
Net (loss) income before gain on sale (1)	$(26,441)	$26,499	$30,426
Company's equity in net income from unconsolidated joint ventures (1)	$7,311	$21,892	$11,874

(1)
The combined statements of operations and the Company's equity in net income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

7. Deferred Costs
Deferred costs at December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred leasing costs	$453,833	$443,341
Less: accumulated amortization	(244,723)	(217,140)
Deferred costs, net	$209,110	$226,201

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at December 31, 2018 and 2017, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)		December 31, 2018	December 31, 2017
Fixed Rate Debt:
762 Madison Avenue	February 2022		5.00%	771	771
100 Church Street	July 2022		4.68%	213,208	217,273
420 Lexington Avenue	October 2024		3.99%	300,000	300,000
400 East 58th Street (2)	November 2026		3.00%	39,931	40,000
Landmark Square	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027		3.58%	35,807	36,363
315 West 33rd Street	February 2027		4.17%	250,000	250,000
919 Third Avenue (4)				—	500,000
Unsecured Loan (5)				—	16,000
Series J Preferred Units (6)				—	4,000
One Madison Avenue (7)				—	486,153
Total fixed rate debt				$1,389,717	$2,400,560
Floating Rate Debt:
FHLB Facility	May 2019	L+	0.27%	$13,000	$—
2017 Master Repurchase Agreement	June 2019	L+	2.34%	300,000	90,809
FHLB Facility	December 2019	L+	0.18%	14,500	—
133 Greene Street	August 2020	L+	2.00%	15,523	—
185 Broadway (8)	November 2021	L+	2.85%	111,869	58,000
712 Madison	December 2021	L+	2.50%	28,000	—
115 Spring Street	September 2023	L+	3.40%	65,550	—
719 Seventh Avenue	September 2023	L+	1.20%	50,000	41,622
220 East 42nd Street (9)				—	275,000
Total floating rate debt				$598,442	$465,431
Total fixed rate and floating rate debt				$1,988,159	$2,865,991
Mortgages reclassed to liabilities related to assets held for sale				—	—
Total mortgages and other loans payable				$1,988,159	$2,865,991
Deferred financing costs, net of amortization				(26,919)	(28,709)
Total mortgages and other loans payable, net				$1,961,240	$2,837,282

(1)
Interest rate as of December 31, 2018, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

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

(4)	Our investment in the property was deconsolidated as of January 1, 2018. See Note 6, "Investments in Unconsolidated Joint Ventures".

(5)	In May 2018, the loan was repaid in connection with the sale of the property.

(6)	In June 2018, the Series J Preferred Units were redeemed in connection with the sale of the property.

(7)	In 2018, the Company recognized a $14.9 million loss on extinguishment of debt related to the early repayment of this loan.

(8)
This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three-year term with two one-year extension options. Advances under the loan are subject to incurred costs and funded equity requirements.

(9)	In 2018, the mortgage was repaid.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

At December 31, 2018 and 2017, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $3.9 billion and $4.8 billion, respectively.
Federal Home Loan Bank of New York Facility
The Company’s wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2018, we had $13.0 million and $14.5 million in outstanding secured advances with a borrowing rate of 30-day LIBOR over 27 basis points and 30-day LIBOR over 18 basis points, respectively.
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
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. In June 2018, we exercised a one year extension option. At December 31, 2018, the facility had a carrying value of $299.6 million, net of deferred financing costs.
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
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2018, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2018, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At December 31, 2018, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2018, the facility fee was 20 basis points.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

As of December 31, 2018, we had $11.8 million of outstanding letters of credit, $500.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.0 billion under the 2017 credit facility. At December 31, 2018 and December 31, 2017, the revolving credit facility had a carrying value of $492.2 million and $30.3 million, respectively, net of deferred financing costs. At December 31, 2018 and December 31, 2017, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2018 and 2017, respectively, by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2018 Unpaid Principal Balance	December 31, 2018 Accreted Balance	December 31, 2017 Accreted Balance	Interest Rate (1)		Initial Term (in Years)	Maturity Date
March 16, 2010 (2)	$250,000	$250,000	$250,000		7.75%	10	March 2020
August 7, 2018 (3) (4)	350,000	350,000	—	L+	0.98%	3	August 2021
October 5, 2017 (3)	500,000	499,591	499,489		3.25%	5	October 2022
November 15, 2012 (5)	300,000	304,168	305,163		4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000		4.27%	10	December 2025
August 5, 2011 (2) (6)	—	—	249,953
	$1,500,000	$1,503,759	$1,404,605
Deferred financing costs, net		(8,545)	(8,666)
	$1,500,000	$1,495,214	$1,395,939

(1)
Interest rate as of December 31, 2018, taking into account interest rate hedges in effect during the period. Floating rate notes are presented with the stated spread over 3-month LIBOR, unless otherwise specified. Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by the Company and the Operating Partnership as co-obligors.

(3)	Issued by the Operating Partnership with the Company as the guarantor.

(4)
Beginning on August 8, 2019 and at any time thereafter, the notes are subject to redemption at the Company's option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the notes, plus unpaid accrued interest thereon to the redemption date.

(5)	In October 2017, the Company and the Operating Partnership as co-obligors issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334%.

(6)	The balance was repaid in August 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2018 and 2017, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2018, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2019	$6,241	$27,500	$—	$—	$—	$—	$33,741	$115,295
2020	11,117	315,523	—	—	—	250,000	576,640	278,791
2021	11,636	139,869	—	—	—	350,000	501,505	518,371
2022	9,429	198,588	—	—	—	800,000	1,008,017	220,810
2023	7,301	115,550	500,000	1,300,000	—	—	1,922,851	277,996
Thereafter	9,290	1,136,115	—	200,000	100,000	100,000	1,545,405	2,430,198
	$55,014	$1,933,145	$500,000	$1,500,000	$100,000	$1,500,000	$5,588,159	$3,841,461
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest expense before capitalized interest	$244,788	$284,649	$348,062
Interest capitalized	(34,162)	(26,020)	(24,067)
Interest income	(1,957)	(1,584)	(2,796)
Interest expense, net	$208,669	$257,045	$321,199
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, who serves as a member and as the chairman emeritus of our board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $3.9 million, $3.9 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $18.8 million, $22.6 million and $23.4 million the years ended December 31, 2018, 2017 and 2016, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.6 million, $0.5 million and $0.7 million for the years ended December 31, 2018, 2017, and 2016 respectively.
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision, and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31,
	2018	2017
Due from joint ventures	$18,655	$15,025
Other	9,378	8,014
Related party receivables	$28,033	$23,039
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2018 and 2017, the noncontrolling interest unit holders owned 4.70%, or 4,130,579 units, and 4.58%, or 4,452,979 units, of the Operating Partnership, respectively. As of December 31, 2018, 4,130,579 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Balance at beginning of period	$461,954	$473,882
Distributions	(15,000)	(14,266)
Issuance of common units	23,655	25,723
Redemption of common units	(60,718)	(21,574)
Net income	12,216	3,995
Accumulated other comprehensive income allocation	(66)	(94)
Fair value adjustment	(34,236)	(5,712)
Balance at end of period	$387,805	$461,954
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
December 31, 2018

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
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2018, no Subsidiary Series B Preferred Units have been issued.
Below is a summary of the activity relating to the preferred units in the Operating Partnership as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Balance at beginning of period	$301,735	$302,010
Issuance of preferred units	—	—
Redemption of preferred units	(1,308)	(275)
Balance at end of period	$300,427	$301,735
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2018, 83,683,847 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
In August 2016, our Board of Directors approved a share repurchase plan under which we can buy up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized three separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, and fourth quarter of 2018, bringing the program total to $2.5 billion.
At December 31, 2018 repurchases executed under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
First quarter 2018	3,653,928	$97.07	11,996,339
Second quarter 2018	3,479,552	$97.22	15,475,891
Third quarter 2018	252,947	$99.75	15,728,838
Fourth quarter 2018	2,358,484	$93.04	18,087,322
At-The-Market Equity Offering Program
In March 2015, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of our common stock. The Company did not make any sales of its common stock under the ATM program in the years ended December 31, 2018, 2017, or 2016.
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
December 31, 2018

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2018, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2018, 2017, and 2016, respectively (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Shares of common stock issued	1,399	2,141	2,687
Dividend reinvestments/stock purchases under the DRSPP	$136	$223	$277
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
SL Green's earnings per share for the years ended December 31, 2018, 2017, and 2016 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2018	2017	2016
Basic Earnings:
Income attributable to SL Green common stockholders	$232,312	$86,424	$234,946
Less: distributed earnings allocated to participating securities	(552)	$(471)	$(634)
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$231,760	$85,953	$234,312
Add back: undistributed earnings allocated to participating securities	552	471	634
Add back: Effect of dilutive securities (redemption of units to common shares)	12,216	3,995	10,136
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$244,528	$90,419	$245,082

	Year Ended December 31,
Denominator	2018	2017	2016
Basic Shares:
Weighted average common stock outstanding	86,753	98,571	100,185
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,562	4,556	4,323
Stock-based compensation plans	215	276	373
Diluted weighted average common stock outstanding	91,530	103,403	104,881
SL Green has excluded 1,138,647, 774,782 and 263,991 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2018, 2017, and 2016 respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at December 31, 2018 owned 83,683,847 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of December 31, 2018, limited partners other than SL Green owned 4.70%, or 4,130,579 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2018, 2017, and 2016 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2018	2017	2016
Basic Earnings:
Income attributable to SLGOP common unitholders	$244,528	$90,419	$245,082
Less: distributed earnings allocated to participating securities	(552)	$(471)	$(634)
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$243,976	$89,948	$244,448
Add back: undistributed earnings allocated to participating securities	552	471	634
Income attributable to SLGOP common unitholders	$244,528	$90,419	$245,082

	Year Ended December 31,
Denominator	2018	2017	2016
Basic units:
Weighted average common units outstanding	91,315	103,127	104,508
Effect of Dilutive Securities:
Stock-based compensation plans	215	276	373
Diluted weighted average common units outstanding	91,530	103,403	104,881
The Operating Partnership has excluded 1,138,647, 774,782, and 263,991 common unit equivalents from the diluted units outstanding for the years ended December 31, 2018, 2017, and 2016 respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2018, 6.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
Dividend yield	2.85%	2.51%	2.37%
Expected life	3.5 years	4.4 years	3.7 years
Risk-free interest rate	2.48%	1.73%	1.57%
Expected stock price volatility	22.00%	28.10%	26.76%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

A summary of the status of the Company's stock options as of December 31, 2018, 2017, and 2016 and changes during the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018		2017		2016
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	$1,548,719	$101.48	$1,737,213	$98.44	$1,595,007	$95.52
Granted	6,000	97.91	174,000	105.66	445,100	105.86
Exercised	(316,302)	90.22	(292,193)	81.07	(192,875)	76.90
Lapsed or canceled	(101,400)	113.22	(70,301)	121.68	(110,019)	123.86
Balance at end of year	$1,137,017	$135.54	$1,548,719	$101.48	$1,737,213	$98.44
Options exercisable at end of year	783,035	$101.28	800,902	$94.33	748,617	$87.72
Weighted average fair value of options granted during the year	$84,068		$3,816,652		$8,363,036
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.5 years and the remaining weighted average contractual life of the options exercisable was 3.7 years.
During the years ended December 31, 2018, 2017, and 2016, we recognized compensation expense for these options of $5.4 million, $7.8 million, and $8.9 million, respectively. As of December 31, 2018, there was $2.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.0 years.
Stock-based Compensation
Effective January 1, 1999, the Company implemented a stock-based compensation plan where shares are granted to certain employees, including our executives, and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of December 31, 2018, 2017, and 2016 and charges during the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018	2017	2016
Balance at beginning of year	3,298,216	3,202,031	3,137,881
Granted	162,900	96,185	98,800
Canceled	(9,100)	—	(34,650)
Balance at end of year	3,452,016	3,298,216	3,202,031
Vested during the year	92,114	95,736	83,822
Compensation expense recorded	$12,757,704	$9,809,749	$7,153,966
Weighted average fair value of restricted stock granted during the year	$13,440,503	$9,905,986	$10,650,077
The fair value of restricted stock that vested during the years ended December 31, 2018, 2017, and 2016 was $9.8 million, $9.4 million and $7.6 million, respectively. As of December 31, 2018, there was $22.7 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.3 years.
For the years ended December 31, 2018, 2017, and 2016, $6.3 million, $7.2 million, and $6.0 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $22.0 million and $20.5 million during the years ended December 31, 2018 and 2017, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2018, there was $2.9 million of total unrecognized compensation expense related to the time-based and performance based LTIP Unit awards, which is expected to be recognized over a weighted average period of 1.3 years.
During the years ended December 31, 2018, 2017, and 2016, we recorded compensation expense related to bonus, time-based and performance based LTIP Unit awards of $24.4 million, $26.1 million, and $26.5 million, respectively.
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
The cost of the 2014 Outperformance Plan ($27.9 million subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded zero compensation expense during the year ended December 31, 2018, and compensation expense of $13.6 million and $8.4 million during the years ended December 31, 2017 and 2016, respectively, related to the 2014 Outperformance Plan.
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
During the year ended December 31, 2018, 13,638 phantom stock units were earned and 9,459 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.4 million during the year ended December 31, 2018 related to the Deferred Compensation Plan. As of December 31, 2018, there were 113,492 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2018, 116,368 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of December 31, 2018, 2017 and 2016 (in thousands):

	Net unrealized gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2015	$(10,160)	$(592)	$2,003	$(8,749)
Other comprehensive income before reclassifications	13,534	1,160	3,517	18,211
Amounts reclassified from accumulated other comprehensive income	9,222	3,453	—	12,675
Balance at December 31, 2016	12,596	4,021	5,520	22,137
Other comprehensive (loss) income before reclassifications	(1,618)	233	(1,348)	(2,733)
Amounts reclassified from accumulated other comprehensive income	1,564	766	(3,130)	(800)
Balance at December 31, 2017	12,542	5,020	1,042	18,604
Other comprehensive (loss) income before reclassifications	(2,252)	(103)	51	(2,304)
Amounts reclassified from accumulated other comprehensive income	(574)	(618)	—	(1,192)
Balance at December 31, 2018	$9,716	$4,299	$1,093	$15,108

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of December 31, 2018 and 2017, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $1.3 million and $3.2 million, respectively.

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2018 and 2017 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,638	$—	$28,638	$—
Interest rate cap and swap agreements (included in other assets)	$18,676	$—	$18,676	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$7,663	$—	$7,663	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,579	$—	$28,579	$—
Interest rate cap and swap agreements (included in other assets)	$16,692	$—	$16,692	$—
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
In December 2018, the Company determined that it was more likely than not that its suburban properties would be sold or otherwise disposed of significantly before the end of their previously estimated useful life. The Company tested the recoverability of the assets and, as a result of the carrying amount of the assets not being deemed recoverable and exceeding their fair value as measured on a asset by asset basis, recorded a $221.9 million impairment loss. These charges are included in depreciable real estate reserves and impairment in the consolidated statement of operations. The fair value of the assets were determined primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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
December 31, 2018

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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$2,099,393	(2)	$2,114,041	(2)

Fixed rate debt	$3,543,476	$3,230,127	$4,305,165	$4,421,866
Variable rate debt	2,048,442	2,057,966	1,605,431	1,612,224
	$5,591,918	$5,288,093	$5,910,596	$6,034,090

(1)	Amounts exclude net deferred financing costs.

(2)
At December 31, 2018, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion. At December 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2018 and 2017. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at December 31, 2018 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	1.131%	July 2016	July 2023	Other Assets	$11,148
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	5,447
Interest Rate Cap	137,500	4.000%	September 2017	September 2019	Other Assets	—
Interest Rate Swap	100,000	1.928%	December 2017	November 2020	Other Assets	1,045
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Assets	1,035
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(1,858)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(2,450)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(3,354)
						$11,013
During the years ended December 31, 2018, 2017, and 2016, we recorded a $0.2 million loss, a $0.5 million loss, and a $0.5 million gain, respectively, on the changes in the fair value, which is included in interest expense in the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2018, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7.7 million. As of December 31, 2018, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $7.7 million at December 31, 2018.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $2.5 million of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $0.6 million of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)			Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2018	2017	2016		2018	2017	2016		2018	2017	2016
Interest Rate Swaps/Caps	$(2,284)	$(2,282)	$14,616	Interest expense	$609	$1,821	$9,521	Interest expense	$(559)	$5	$(28)
Share of unconsolidated joint ventures' derivative instruments	(1,788)	(200)	2,012	Equity in net income from unconsolidated joint ventures	726	1,035	1,981	Equity in net income from unconsolidated joint ventures	(371)	55	785
	$(4,072)	$(2,482)	$16,628		$1,335	$2,856	$11,502		$(930)	$60	$757

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

18. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2019 to 2064. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2018 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2019	$830,336	$348,060
2020	765,610	375,228
2021	625,956	380,886
2022	562,250	348,222
2023	500,499	333,501
Thereafter	3,272,014	2,098,995
	$6,556,665	$3,884,892
19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2016, September 28, 2017, and September 28, 2018, the actuary certified that for the plan years beginning July 1, 2016, July 1, 2017, and July 1, 2018, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2018. For the Pension Plan years ended June 30, 2018, 2017, and 2016, the plan received contributions from employers totaling $272.3 million, $257.8 million, and $249.5 million. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan years ended, June 30, 2018, 2017, and 2016, the plan received contributions from employers totaling $1.4 billion, $1.3 billion and $1.2 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2018, 2017 and 2016 are included in the table below (in thousands):

Benefit Plan	2018	2017	2016
Pension Plan	$3,017	$3,856	$3,979
Health Plan	9,310	11,426	11,530
Other plans	1,106	1,463	1,583
Total plan contributions	$13,433	$16,745	$17,092
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2018, a matching contribution equal to 100% of the first 4% of annual compensation was made. For 2017 and 2016, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the year ended December 31, 2018, we made a matching contribution of $1,075,267. For the years ended December 31, 2017 and 2016, we made matching contributions of $1,011,830 and $906,875, respectively.
20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2018, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between February 2020 and January 2022. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total $3.3 million for 2019.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under debt our instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
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
Belmont had loss reserves of $4.0 million and $5.5 million as of December 31, 2018 and 2017, respectively. Ticonderoga had no loss reserves as of December 31, 2018.
Capital and Ground Leases Arrangements
In 2015, we entered into a ground lease for the land and building located at 30 East 40th Street with a lease term ending in August 2114. Based on our evaluation of the arrangement under ASC 840, land was estimated to be approximately 63.6% of the fair market value of the property. The portion attributable to land was classified as operating lease with an expiration date of 2114 ($76.0 million total over the lease term attributed to ground rent) and the remainder as a capital lease in the amount of $20.0 million. The ground rent will reset in 2035.
The property located at 420 Lexington Avenue operates under a ground lease ($10.9 million of ground rent annually through December 2019, $11.2 million of ground rent annually through December 2029, and $12.3 million annually afterwards, subject

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

to a one-time adjustment based on 6% of the fair value of the land) with an expiration date of 2050 and two options to renew for an additional 30 years.
The property located at 1080 Amsterdam Avenue operates under a ground and capital lease with an expiration date of 2111 ($41.6 million total over the lease term attributed to ground rent). Land was estimated to be 40.0% of the fair market value of the property, which was classified as an operating lease. The remainder was classified as a capital lease. The ground rent will reset in 2038.
The property located at 711 Third Avenue operates under an operating sub-lease with an expiration date of 2033 and five options to renew for an additional 10 years each. The ground rent was reset in July 2011. Following the reset, we were responsible for ground rent payments of $5.25 million annually through July 2016 and then $5.5 million annually thereafter on the 50% portion of the fee that we do not own. The ground rent will reset in July 2021 to the greater of $5.5 million or 7.75% of the fair value of the land.
The property located at 461 Fifth Avenue operates under a ground lease ($2.1 million of ground rent annually) with an expiration date of 2027 and two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the fee position for a fixed price on a specific date.
The property located at 625 Madison Avenue operates under a ground lease ($4.6 million of ground rent annually) with an expiration date of 2022 and two options to renew for an additional 32 years.
The property located at 1185 Avenue of the Americas operates under a ground lease ($6.9 million of ground rent annually) with an expiration date of 2043.
The property located at 1055 Washington Boulevard operates under a ground lease ($0.6 million of ground rent annually) with an expiration date of 2090.
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of December 31, 2018 (in thousands):

	Capital lease	Non-cancellable operating leases (1)
2019	$2,411	$31,066
2020	2,620	31,436
2021	2,794	31,628
2022	2,794	29,472
2023	2,794	27,166
Thereafter	817,100	676,090
Total minimum lease payments	$830,513	$826,858
Amount representing interest	(786,897)
Capital lease obligations	$43,616

(1)	As of December 31, 2018, the total minimum sublease rentals to be received in the future under non-cancellable subleases is $1.7 billion.
21. Segment Information
The Company has two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contributions.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

Selected consolidated results of operations for the years ended December 31, 2018, 2017, and 2016, and selected asset information as of December 31, 2018 and 2017, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2018	$1,025,900	$201,492	$1,227,392
December 31, 2017	1,317,602	193,871	1,511,473
December 31, 2016	1,650,973	213,008	1,863,981
Net Income
Years ended:
December 31, 2018	$129,253	$141,603	$270,856
December 31, 2017	(69,294)	170,363	101,069
December 31, 2016	74,655	204,256	278,911
Total assets
As of:
December 31, 2018	$10,481,594	$2,269,764	$12,751,358
December 31, 2017	11,598,438	2,384,466	13,982,904
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2016 MRA and 2017 MRA. Interest is imputed on the investments that do not collateralize the 2016 MRA or 2017 MRA using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the years ended, December 31, 2018, 2017, and 2016 marketing, general and administrative expenses totaled $92.6 million, $100.5 million, and $99.8 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

22. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2018 and 2017 was as follows (in thousands, except for per share amounts):

2018 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$317,036	$307,545	$301,116	$301,695
Total expenses	(267,678)	(265,553)	(258,303)	(258,282)
Equity in net income from unconsolidated joint ventures	(2,398)	971	4,702	4,036
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	167,445	70,937	72,025	(6,440)
Gain (loss) on sale of real estate, net	(36,984)	(2,504)	(14,790)	23,521
Purchase price and other fair value adjustments	—	(3,057)	11,149	49,293
Depreciable real estate reserves and impairment	(220,852)	(6,691)	—	—
Loss on early extinguishment of debt	(14,889)	(2,194)	—	—
Noncontrolling interests and preferred unit distributions	838	(7,507)	(8,606)	(8,319)
Net income attributable to SL Green	(57,482)	91,947	107,293	105,504
Perpetual preferred stock dividends	(3,737)	(3,738)	(3,737)	(3,738)
Net (loss) income attributable to SL Green common stockholders	$(61,219)	$88,209	$103,556	$101,766
Net (loss) income attributable to common stockholders per common share—basic	$(0.73)	$1.03	$1.19	$1.12
Net (loss) income attributable to common stockholders per common share—diluted	$(0.73)	$1.03	$1.19	$1.12

2017 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$361,342	$374,600	$398,150	$377,381
Total expenses	(314,108)	(333,913)	(365,749)	(332,675)
Equity in net income from unconsolidated joint ventures	7,788	4,078	3,412	6,614
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	1,030	13,089	2,047
Gain (loss) on sale of real estate, net	76,497	—	(3,823)	567
Depreciable real estate reserves and impairment	(93,184)	—	(29,064)	(56,272)
Gain on the sale of investment in marketable securities	—	—	—	3,262
Noncontrolling interests and preferred unit distributions	(6,616)	(3,188)	(4,056)	14,165
Net income attributable to SL Green	31,719	42,607	11,959	15,089
Perpetual preferred stock dividends	(3,737)	(3,738)	(3,737)	(3,738)
Net income attributable to SL Green common stockholders	$27,982	$38,869	$8,222	$11,351
Net income attributable to common stockholders per common share—basic	$0.29	$0.40	$0.08	$0.11
Net income attributable to common stockholders per common share—diluted	$0.29	$0.40	$0.08	$0.11

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2018

23. Quarterly Financial Data of the Operating Partnership (unaudited)
Summarized quarterly financial data for the years ended December 31, 2018 and 2017 was as follows (in thousands, except for per share amounts):

2018 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$317,036	$307,545	$301,116	$301,695
Total expenses	(267,678)	(265,553)	(258,303)	(258,282)
Equity in net (loss) income from unconsolidated joint ventures	(2,398)	971	4,702	4,036
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	167,445	70,937	72,025	(6,440)
(Loss) gain on sale of real estate, net	(36,984)	(2,504)	(14,790)	23,521
Purchase price and other fair value adjustments	—	(3,057)	11,149	49,293
Depreciable real estate reserves and impairment	(220,852)	(6,691)	—	—
Loss on early extinguishment of debt	(14,889)	(2,194)	—	—
Noncontrolling interests and preferred unit distributions	(2,601)	(2,710)	(3,020)	(3,047)
Net income attributable to SLOP	(60,921)	96,744	112,879	110,776
Perpetual preferred units distributions	(3,737)	(3,738)	(3,737)	(3,738)
Net (loss) income attributable to SLGOP common unitholders	$(64,658)	$93,006	$109,142	$107,038
Net (loss) income attributable to common unitholders per common share—basic	$(0.73)	$1.03	$1.19	$1.12
Net (loss) income attributable to common unitholders per common share—diluted	$(0.73)	$1.03	$1.19	$1.12

2017 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$361,342	$374,600	$398,150	$377,381
Total expenses	(314,108)	(333,913)	(365,749)	(332,675)
Equity in net income from unconsolidated joint ventures	7,788	4,078	3,412	6,614
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	1,030	13,089	2,047
Gain (loss) on sale of real estate, net	76,497	—	(3,823)	567
Depreciable real estate reserves and impairment	(93,184)	—	(29,064)	(56,272)
Gain on the sale of investment in marketable securities	—	—	—	3,262
Noncontrolling interests and preferred unit distributions	(5,328)	(1,376)	(3,637)	14,641
Net income attributable to SLOP	33,007	44,419	12,378	15,565
Perpetual preferred units distributions	(3,737)	(3,738)	(3,737)	(3,738)
Net income attributable to SLGOP common unitholders	$29,270	$40,681	$8,641	$11,827
Net income attributable to common unitholders per common share—basic	$0.29	$0.40	$0.08	$0.11
Net income attributable to common unitholders per common share—diluted	$0.29	$0.40	$0.08	$0.11

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule II - Valuation and Qualifying Accounts
December 31, 2018
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off/Recovery (1)	Balance at End of Year
Year Ended December 31, 2018
Tenant and other receivables—allowance	$18,637	$3,726	$(6,661)	$15,702
Deferred rent receivable—allowance	$17,207	$491	$(2,241)	$15,457
Year Ended December 31, 2017
Tenant and other receivables—allowance	$16,592	$6,106	$(4,061)	$18,637
Deferred rent receivable—allowance	$25,203	$2,321	$(10,317)	$17,207
Year Ended December 31, 2016
Tenant receivables—allowance	$17,618	$10,630	$(11,656)	$16,592
Deferred rent receivable—allowance	$21,730	$13,620	$(10,147)	$25,203
(1) Includes the effect of properties that were sold and/or deconsolidated within the period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave(1)	$300,000	$—	$107,832	$—	$225,667	$—	$333,499	$333,499	$133,978	1927	3/1998	Various
711 Third Avenue(1)	—	19,844	42,499	—	73,270	19,844	115,769	135,613	45,066	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	62,242	18,846	140,946	159,792	69,817	1971	1/1999	Various
220 East 42nd Street(1)	—	50,373	203,727	635	161,705	51,008	365,432	416,440	108,450	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	25,581	—	88,276	88,276	29,680	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	45,551	51,093	251,523	302,616	101,854	1958	7/2004	Various
625 Madison Avenue(1)	—	—	246,673	—	44,646	—	291,319	291,319	118,380	1956	10/2004	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	125,806	78,282	452,631	530,913	183,003	1956	12/2004	Various
609 Fifth Avenue(1)	—	36,677	145,954	—	49,527	36,677	195,481	232,158	43,777	1925	6/2006	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	74,433	114,077	550,819	664,896	176,354	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	62,893	—	791,106	791,106	265,896	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	(97)	50,773	90,941	431,517	522,458	136,853	1966	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	(3,337)	(94)	7,189	43,015	50,204	18,936	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	(5,321)	(9,102)	5,862	38,804	44,666	21,203	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	(3,601)	(7,875)	6,176	31,173	37,349	14,523	1986	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	(2,625)	8,005	26,872	126,255	153,127	43,901	2000	1/2007	Various
1-6 Landmark Square(3)	100,000	50,947	195,167	(23,095)	(33,824)	27,852	161,343	189,195	79,012	1973-1984	1/2007	Various
7 Landmark Square(3)	—	2,088	7,748	(367)	669	1,721	8,417	10,138	1,539	2007	1/2007	Various
1010 Washington Boulevard(3)	—	7,747	30,423	(1,259)	2,928	6,488	33,351	39,839	12,489	1988	1/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	(5,130)	(9,986)	8,386	43,242	51,628	20,382	1987	6/2007	Various
1 Madison Avenue(1)	—	172,641	654,394	905	18,411	173,546	672,805	846,351	193,033	1960	8/2007	Various
100 Church Street(1)	213,208	32,494	79,996	2,500	103,936	34,994	183,932	218,926	53,269	1959	1/2010	Various
125 Park Avenue(1)	—	120,900	189,714	—	80,884	120,900	270,598	391,498	77,542	1923	10/2010	Various
Williamsburg(4)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	2,127	2010	12/2010	Various
110 East 42nd Street(1)	—	34,000	46,411	2,196	31,942	36,196	78,353	114,549	17,400	1921	5/2011	Various
400 East 58th Street(1)(5)	39,931	17,549	30,916	—	7,833	17,549	38,749	56,298	6,119	1929	1/2012	Various
752 Madison Avenue(1)	—	282,415	7,131	1,871	1,183	284,286	8,314	292,600	1,380	1996/2012	1/2012	Various
762 Madison Avenue(1)(5)	771	6,153	10,461	—	109	6,153	10,570	16,723	1,884	1910	1/2012	Various
19-21 East 65th Street(1)	—	—	7,389	—	1,100	—	8,489	8,489	1,228	1928-1940	1/2012	Various
304 Park Avenue(1)	—	54,189	75,619	300	15,024	54,489	90,643	145,132	19,315	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	51,103	24,343	88,261	112,604	10,931	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	9,760	45,976	77,076	123,052	15,891	1902	9/2012	Various
1080 Amsterdam(1)(6)	35,807	—	27,445	—	20,503	—	47,948	47,948	5,441	1932	10/2012	Various
315 West 33rd Street(1)	250,000	195,834	164,429	—	15,133	195,834	179,562	375,396	25,397	2000-2001	11/2013	Various
562 Fifth Avenue(1)	—	57,052	10,487	—	1,213	57,052	11,700	68,752	4,458	1909/1920/1921	11/2013	Various

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
719 Seventh Avenue(1)(7)	50,000	41,850	—	(670)	46,232	41,180	46,232	87,412	3,025	1927	7/2014	Various
115 Spring Street(1)	65,550	11,078	44,799	—	1,850	11,078	46,649	57,727	5,248	1900	7/2014	Various
1640 Flatbush Avenue(4)	—	6,226	501	—	503	6,226	1,004	7,230	50	1966	3/2015	Various
110 Greene Street(1)(5)	—	45,120	215,470	—	12,923	45,120	228,393	273,513	23,683	1910	7/2015	Various
185 Broadway(1)(8)	111,869	13,400	34,175	32,022	(6,310)	45,422	27,865	73,287	419	1921	8/2015	Various
30 East 40th Street(1)(9)	—	4,650	20,000	2	6,654	4,652	26,654	31,306	2,017	1927	8/2015	Various
133 Greene Street(1)	15,523	3,446	27,542	—	—	3,446	27,542	30,988	119	1900	10/2018	Various
712 Madison Avenue(1)	28,000	7,207	47,397	—	—	7,207	47,397	54,604	—	1900/1980	12/2018	Various
Other(10)	—	1,738	16,225	(2)	(1)	1,736	16,224	17,960	4,068
Total	$1,660,659	$1,776,213	$5,370,786	$(1,314)	$1,368,250	$1,774,899	$6,739,036	$8,513,935	$2,099,137

(1)	Property located in New York, New York.

(2)	Property located in Westchester County, New York.

(3)	Property located in Connecticut.

(4)	Property located in Brooklyn, New York.

(5)	We own a 90.0% interest in this property.

(6)	We own a 92.5% interest in this property.

(7)	We own a 75.0% interest in this property.

(8)	Properties at 5-7 Dey Street, 183 Broadway, and 185 Broadway were demolished in preparation of the development site for the 185 Broadway project.

(9)	We own a 60.0% interest in this property.

(10)	Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2018
(in thousands)

The changes in real estate for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$10,206,122	$12,743,332	$16,681,602
Property acquisitions	52,939	13,323	29,230
Improvements	267,726	342,014	426,060
Retirements/disposals/deconsolidation	(2,012,852)	(2,892,547)	(4,393,560)
Balance at end of year	$8,513,935	$10,206,122	$12,743,332
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2018 was $9.9 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$2,300,116	$2,264,694	$2,060,706
Depreciation for year	245,033	347,015	353,502
Retirements/disposals/deconsolidation	(446,012)	(311,593)	(149,514)
Balance at end of year	$2,099,137	$2,300,116	$2,264,694

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Realty Corp.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Realty Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
February 26, 2019

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Operating Partnership L.P.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Operating Partnership, L.P. (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Operating Partnership and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
February 26, 2019

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2019, or the 2019 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2019 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

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

INDEX TO EXHIBITS

3.1	Articles of Restatement, incorporated by reference to the Company's Form 10-Q, dated July 11, 2014, filed with the SEC on August 11, 2014.
3.2	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to the Company’s Form 8-K, dated July 18, 2017, filed with the SEC on July 18, 2017.
3.3	Fifth Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
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
4.5
First Supplemental Indenture, dated as of December 28, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of March 16, 2010, among SL Green Realty Corp., SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated December 28, 2018, filed with the SEC on January 2, 2019.

4.6
Indenture, dated as of October 12, 2010, by and among the Operating Partnership, as Issuer, ROP, as Guarantor, the Company and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated October 12, 2010, filed with the SEC on October 14, 2010.

4.7
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

4.9
Form of 4.50% Senior Note due 2022 of the Company, the Operating Partnership and ROP, as Co-Obligors,incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.

4.10
Third Supplemental Indenture, dated as of December 28, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of August 5, 2011, among SL Green Realty Corp., SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated December 28, 2018, filed with the SEC on January 2, 2019.

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
4.15
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

4.16	Form of Floating Rate Note (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.15 of this Form 10-K).
10.1
Amended and Restated Agreement of Limited Partnership of ROP, dated December 6, 1995, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

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

10.5
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

10.6
SL Green Realty Corp. Fourth Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on April 22, 2016

10.7
Amended and Restated Non-Employee Directors' Deferral Program, dated December 13, 2017, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.

10.8
Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.

10.9
Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.

10.10
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

10.12
Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.

10.13
Deferred Compensation Agreement (2014), dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.

10.14
Amended and Restated Employment and Noncompetition Agreement, dated as of February 2, 2018, by and between the Company and Matthew DiLiberto, incorporated by reference to the Company’s Form 8-K, dated February 2, 2018, filed with the SEC on February 5, 2018.

10.15
Amended and Restated Employment and Noncompetition Agreement, dated as of April 30, 2018, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated April 27, 2018, filed with the SEC on May 3, 2018.

10.16
Letter Agreement, dated as of April 30, 2018, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated April 27, 2018, filed with the SEC on May 3, 2018.

10.17
Amended and Restated Employment and Noncompetition Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.

10.18
Amended and Restated Employment and Noncompetition Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.

10.19
Chairman Emeritus Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.

10.20
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

101.1
The following financial statements from the SL Green Realty Corp. and SL Green Operating Partnership, L.P. 's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statement of Equity for the years ended December 31, 2018, 2017 and 2016 of the Company, (v) Consolidated Statement of Capital for the years ended December 31, 2018, 2017 and 2016 of the Operating Partnership (vi) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (vii) Notes to Consolidated Financial Statements, detail tagged, filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 26, 2019		Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2019
Marc Holliday

/s/ Andrew W. Mathias	President and Director	February 26, 2019
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019
Matthew J. DiLiberto

/s/ Stephen L. Green	Director	February 26, 2019
Stephen L. Green

/s/ John H. Alschuler Jr.	Director	February 26, 2019
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director	February 26, 2019
Edwin T. Burton, III

/s/ John S. Levy	Director	February 26, 2019
John S. Levy

/s/ Craig M. Hatkoff	Director	February 26, 2019
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director	February 26, 2019
Betsy S. Atkins

/s/ Lauren B. Dillard	Director	February 26, 2019
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 26, 2019	By:	Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 26, 2019
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2019
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 26, 2019
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2019
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2019
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2019
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2019
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2019
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2019
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2019
Lauren B. Dillard