Form 10-Q
period 2019-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2019-05-09
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
SL Green Realty Corp.    Yes ☐    No ☒            SL Green Operating Partnership, L.P.    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Trading Symbol	Title of Each Class	Name of Each Exchange on Which Registered
SL Green Realty Corp.	SLG	Common Stock, $0.01 par value	New York Stock Exchange
SL Green Realty Corp.	SLG.PRI	6.500% Series I Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
As of May 8, 2019, 84,327,249 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of May 8, 2019, 1,022,624 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of March 31, 2019 the Company owns 95.13% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2019, noncontrolling investors held, in aggregate, a 4.87% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,775,006	$1,774,899
Building and improvements	5,294,612	5,268,484
Building leasehold and improvements	1,423,282	1,423,107
Right of use asset - financing leases	47,445	47,445
Right of use asset - operating leases	396,148	—
	8,936,493	8,513,935
Less: accumulated depreciation	(2,154,075)	(2,099,137)
	6,782,418	6,414,798
Cash and cash equivalents	144,323	129,475
Restricted cash	151,388	149,638
Investments in marketable securities	29,406	28,638
Tenant and other receivables	47,829	41,589
Related party receivables	29,458	28,033
Deferred rents receivable	337,099	335,985
Debt and preferred equity investments, net of discounts and deferred origination fees of $21,584 and $22,379 in 2019 and 2018, respectively, and allowance of $1,750 and $5,750 in 2019 and 2018, respectively.	2,272,241	2,099,393
Investments in unconsolidated joint ventures	3,055,368	3,019,020
Deferred costs, net	211,615	209,110
Other assets	324,629	295,679
Total assets (1)	$13,385,774	$12,751,358
Liabilities
Mortgages and other loans payable, net	$2,018,561	$1,961,240
Revolving credit facility, net	782,656	492,196
Unsecured term loans, net	1,493,357	1,493,051
Unsecured notes, net	1,495,490	1,495,214
Accrued interest payable	28,930	23,154
Other liabilities	135,448	116,566
Accounts payable and accrued expenses	111,899	147,060
Deferred revenue	102,598	94,453
Lease liability - financing leases	43,823	43,616
Lease liability - operating leases	389,857	3,603
Dividend and distributions payable	80,047	80,430
Security deposits	61,139	64,688
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,843,805	6,115,271

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	412,361	387,805
Preferred units	285,285	300,427

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2019 and December 31, 2018	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 84,328 and 84,739 issued and outstanding at March 31, 2019 and December 31, 2018, respectively (including 1,055 shares held in treasury at March 31, 2019 and December 31, 2018)	843	847
Additional paid-in-capital	4,492,581	4,508,685
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive (loss) income	(4,005)	15,108
Retained earnings	1,210,497	1,278,998
Total SL Green stockholders' equity	5,797,799	5,901,521
Noncontrolling interests in other partnerships	46,524	46,334
Total equity	5,844,323	5,947,855
Total liabilities and equity	$13,385,774	$12,751,358

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $110.0 million and $110.0 million of land, $0.3 billion and $0.3 billion of building and improvements, $0.0 million and $2.0 million of building and leasehold improvements, $61.1 million and $47.4 million of right of use assets, $45.0 million and $42.2 million of accumulated depreciation, $114.7 million and $112.6 million of other assets included in other line items, $140.6 million and $140.8 million of real estate debt, net, $0.4 million and $0.4 million of accrued interest payable, $56.2 million and $43.6 million of lease liabilities, and $16.5 million and $18.3 million of other liabilities included in other line items as of March 31, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenue, net	$240,118	$241,768
Investment income	50,031	45,290
Other income	14,106	14,637
Total revenues	304,255	301,695
Expenses
Operating expenses, including related party expenses of $2,793 in 2019 and $3,834 in 2018, respectively.	57,698	59,782
Real estate taxes	46,688	45,661
Operating lease rent	8,298	8,308
Interest expense, net of interest income	50,525	47,916
Amortization of deferred financing costs	2,742	3,537
Depreciation and amortization	68,343	69,388
Transaction related costs	55	162
Marketing, general and administrative	25,979	23,528
Total expenses	260,328	258,282

Equity in net (loss) income from unconsolidated joint ventures	(5,234)	4,036
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	17,166	(6,440)
Purchase price and other fair value adjustments	(2,041)	49,293
(Loss) gain on sale of real estate, net	(1,049)	23,521
Net income	52,769	113,823
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(2,278)	(5,272)
Noncontrolling interests in other partnerships	(237)	(198)
Preferred units distributions	(2,724)	(2,849)
Net income attributable to SL Green	47,530	105,504
Perpetual preferred stock dividends	(3,738)	(3,738)
Net income attributable to SL Green common stockholders	$43,792	$101,766

Basic Earnings per Share	$0.52	$1.12
Diluted Earnings per Share	$0.52	$1.12

Basic weighted average common shares outstanding	83,313	90,520
Diluted weighted average common shares and common share equivalents outstanding	87,810	95,256
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$52,769	$113,823
Other comprehensive (loss) income:
Change in net unrealized (loss) gain on derivative instruments, including SL Green's share of joint venture net unrealized (loss) gain on derivative instruments	(20,884)	10,913
Change in unrealized gain (loss) on marketable securities	768	(325)
Other comprehensive (loss) income	(20,116)	10,588
Comprehensive income	32,653	124,411
Net income attributable to noncontrolling interests and preferred units distributions	(5,239)	(8,319)
Other comprehensive loss (income) attributable to noncontrolling interests	1,003	(619)
Comprehensive income attributable to SL Green	$28,417	$115,473

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	83,684	$847	$4,508,685	$(124,049)	$15,108	$1,278,998	$46,334	$5,947,855
Net income							47,530	237	47,767
Other comprehensive income						(19,113)			(19,113)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		1		47					47
Conversion of units in the Operating Partnership for common stock		5		446					446
Reallocation of noncontrolling interest in the Operating Partnership							(28,932)		(28,932)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(20)		4,835					4,835
Repurchases of common stock		(398)	(4)	(21,432)			(12,807)		(34,243)
Contributions to consolidated joint venture interests								161	161
Cash distributions to noncontrolling interests								(208)	(208)
Cash distributions declared ($0.85 per common share, none of which represented a return of capital for federal income tax purposes)							(70,554)		(70,554)
Balance at March 31, 2019	$221,932	83,272	$843	$4,492,581	$(124,049)	$(4,005)	$1,210,497	$46,524	$5,844,323

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

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$52,769	$113,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,085	72,925
Equity in net loss (income) from unconsolidated joint ventures	5,234	(4,036)
Distributions of cumulative earnings from unconsolidated joint ventures	425	7,510
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(17,166)	6,440
Purchase price and other fair value adjustments	2,041	(49,293)
Loss (gain) on sale of real estate, net	1,049	(23,521)
Deferred rents receivable	(1,114)	(3,120)
Other non-cash adjustments	9,542	12,155
Changes in operating assets and liabilities:
Tenant and other receivables	(4,759)	(1,847)
Related party receivables	(1,270)	(4,567)
Deferred lease costs	(13,111)	(7,679)
Other assets	(40,218)	(47,826)
Accounts payable, accrued expenses, other liabilities and security deposits	(12,915)	18,890
Deferred revenue and land leases payable	10,721	4,692
Net cash provided by operating activities	62,313	94,546
Investing Activities
Acquisitions of real estate property	—	(1,276)
Additions to land, buildings and improvements	(39,524)	(51,631)
Acquisition deposits and deferred purchase price	(4,910)	(3,020)
Investments in unconsolidated joint ventures	(73,351)	(51,158)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	23,664	142,694
Net proceeds from disposition of real estate/joint venture interest	14,489	409,867
Other investments	(1,056)	(21,687)
Origination of debt and preferred equity investments	(430,034)	(229,428)
Repayments or redemption of debt and preferred equity investments	218,879	261,641
Net cash (used in) provided by investing activities	(291,843)	456,002

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Financing Activities
Proceeds from mortgages and other loans payable	$109,872	$99,115
Repayments of mortgages and other loans payable	(1,127)	(9,406)
Proceeds from revolving credit facility and senior unsecured notes	520,000	455,000
Repayments of revolving credit facility and senior unsecured notes	(230,000)	(495,000)
Proceeds from stock options exercised and DRSPP issuance	47	771
Repurchase of common stock	(34,243)	(382,679)
Redemption of preferred units	(15,142)	(150)
Redemption of OP units	(15,697)	—
Distributions to noncontrolling interests in other partnerships	(208)	(276)
Contributions from noncontrolling interests in other partnerships	161	157
Distributions to noncontrolling interests in the Operating Partnership	(3,643)	(3,841)
Dividends paid on common and preferred stock	(77,399)	(81,729)
Tax withholdings related to restricted share awards	(3,126)	(3,842)
Deferred loan costs and capitalized lease obligation	(3,367)	(429)
Net cash provided by (used in) financing activities	246,128	(422,309)
Net increase in cash, cash equivalents, and restricted cash	16,598	128,239
Cash, cash equivalents, and restricted cash at beginning of year	279,113	250,026
Cash, cash equivalents, and restricted cash at end of period	$295,711	$378,265

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$—	$15,448
Conversion of units in the Operating Partnership for common stock	446	—
Tenant improvements and capital expenditures payable	9,350	15,952
Fair value adjustment to noncontrolling interest in Operating Partnership	28,932	3,645
Deconsolidation of subsidiaries	—	298,403
Deferred leasing payable	—	1,203
Removal of fully depreciated commercial real estate properties	4,012	106,142
Share repurchase payable	—	27,935
Recognition of right of use assets and related lease liabilities	389,120	—
Amortization of lease liabilities	3,367	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$144,323	$288,808
Restricted cash	151,388	89,457
Total cash, cash equivalents, and restricted cash	$295,711	$378,265
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,775,006	$1,774,899
Building and improvements	5,294,612	5,268,484
Building leasehold and improvements	1,423,282	1,423,107
Right of use asset - financing leases	47,445	47,445
Right of use asset - operating leases	396,148	—
	8,936,493	8,513,935
Less: accumulated depreciation	(2,154,075)	(2,099,137)
	6,782,418	6,414,798
Cash and cash equivalents	144,323	129,475
Restricted cash	151,388	149,638
Investments in marketable securities	29,406	28,638
Tenant and other receivables	47,829	41,589
Related party receivables	29,458	28,033
Deferred rents receivable	337,099	335,985
Debt and preferred equity investments, net of discounts and deferred origination fees of $21,584 and $22,379 in 2019 and 2018, respectively, and allowance of $1,750 and $5,750 in 2019 and 2018, respectively.	2,272,241	2,099,393
Investments in unconsolidated joint ventures	3,055,368	3,019,020
Deferred costs, net	211,615	209,110
Other assets	324,629	295,679
Total assets (1)	$13,385,774	$12,751,358
Liabilities
Mortgages and other loans payable, net	$2,018,561	$1,961,240
Revolving credit facility, net	782,656	492,196
Unsecured term loans, net	1,493,357	1,493,051
Unsecured notes, net	1,495,490	1,495,214
Accrued interest payable	28,930	23,154
Other liabilities	135,448	116,566
Accounts payable and accrued expenses	111,899	147,060
Deferred revenue	102,598	94,453
Lease liability - financing leases	43,823	43,616
Lease liability - operating leases	389,857	3,603
Dividend and distributions payable	80,047	80,430
Security deposits	61,139	64,688
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,843,805	6,115,271
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,261 and 4,131 limited partner common units outstanding at March 31, 2019 and December 31, 2018, respectively)	412,361	387,805
Preferred units	285,285	300,427

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2019	December 31, 2018
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2019 and December 31, 2018	221,932	221,932
SL Green partners' capital (875 and 878 general partner common units and 82,397 and 82,806 limited partner common units outstanding at March 31, 2019 and December 31, 2018, respectively)	5,579,872	5,664,481
Accumulated other comprehensive (loss) income	(4,005)	15,108
Total SLGOP partners' capital	5,797,799	5,901,521
Noncontrolling interests in other partnerships	46,524	46,334
Total capital	5,844,323	5,947,855
Total liabilities and capital	$13,385,774	$12,751,358

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $110.0 million and $110.0 million of land, $0.3 billion and $0.3 billion of building and improvements, $0.0 million and $2.0 million of building and leasehold improvements, $61.1 million and $47.4 million of right of use assets, $45.0 million and $42.2 million of accumulated depreciation, $114.7 million and $112.3 million of other assets included in other line items, $140.6 million and $140.8 million of real estate debt, net, $0.4 million and $0.4 million of accrued interest payable, $56.2 million and $43.6 million of lease liabilities, and $16.5 million and $18.3 million of other liabilities included in other line items as of March 31, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenue, net	$240,118	$241,768
Investment income	50,031	45,290
Other income	14,106	14,637
Total revenues	304,255	301,695
Expenses
Operating expenses, including related party expenses of $2,793 in 2019 and $3,834 in 2018, respectively.	57,698	59,782
Real estate taxes	46,688	45,661
Operating lease rent	8,298	8,308
Interest expense, net of interest income	50,525	47,916
Amortization of deferred financing costs	2,742	3,537
Depreciation and amortization	68,343	69,388
Transaction related costs	55	162
Marketing, general and administrative	25,979	23,528
Total expenses	260,328	258,282

Equity in net (loss) income from unconsolidated joint ventures	(5,234)	4,036
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	17,166	(6,440)
Purchase price and other fair value adjustments	(2,041)	49,293
(Loss) gain on sale of real estate, net	(1,049)	23,521
Net income	52,769	113,823
Net income attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	(237)	(198)
Preferred units distributions	(2,724)	(2,849)
Net income attributable to SLGOP	49,808	110,776
Perpetual preferred unit distributions	(3,738)	(3,738)
Net income attributable to SLGOP common unitholders	$46,070	$107,038

Basic Earnings per Unit	$0.52	$1.12
Diluted Earnings per Unit	$0.52	$1.12

Basic weighted average common units outstanding	87,646	95,203
Diluted weighted average common units and common unit equivalents outstanding	87,810	95,256

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$52,769	$113,823
Other comprehensive (loss) income:
Change in net unrealized (loss) gain on derivative instruments, including SLGOP's share of joint venture net unrealized (loss) gain on derivative instruments	(20,884)	10,913
Change in unrealized gain (loss) on marketable securities	768	(325)
Other comprehensive (loss) income	(20,116)	10,588
Comprehensive income	32,653	124,411
Net income attributable to noncontrolling interests	(237)	(198)
Other comprehensive loss (income) attributable to noncontrolling interests	1,003	(619)
Comprehensive income attributable to SLGOP	$33,419	$123,594

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	83,684	$5,664,481	$15,108	$46,334	$5,947,855
Net income			47,530		237	47,767
Other comprehensive income				(19,113)		(19,113)
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		1	47			47
Conversion of common units		5	446			446
Reallocation of noncontrolling interests in the operating partnership			(28,932)			(28,932)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(20)	4,835			4,835
Repurchases of common stock		(398)	(34,243)			(34,243)
Contribution to consolidated joint venture interests					161	161
Cash distributions to noncontrolling interests					(208)	(208)
Cash distributions declared ($0.85 per common unit, none of which represented a return of capital for federal income tax purposes)			(70,554)			(70,554)
Balance at March 31, 2019	$221,932	83,272	$5,579,872	$(4,005)	$46,524	$5,844,323

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

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$52,769	$113,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,085	72,925
Equity in net loss (income) from unconsolidated joint ventures	5,234	(4,036)
Distributions of cumulative earnings from unconsolidated joint ventures	425	7,510
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(17,166)	6,440
Purchase price and other fair value adjustments	2,041	(49,293)
Loss (gain) on sale of real estate, net	1,049	(23,521)
Deferred rents receivable	(1,114)	(3,120)
Other non-cash adjustments	9,542	12,155
Changes in operating assets and liabilities:
Tenant and other receivables	(4,759)	(1,847)
Related party receivables	(1,270)	(4,567)
Deferred lease costs	(13,111)	(7,679)
Other assets	(40,218)	(47,826)
Accounts payable, accrued expenses, other liabilities and security deposits	(12,915)	18,890
Deferred revenue and land leases payable	10,721	4,692
Net cash provided by operating activities	62,313	94,546
Investing Activities
Acquisitions of real estate property	—	(1,276)
Additions to land, buildings and improvements	(39,524)	(51,631)
Acquisition deposits and deferred purchase price	(4,910)	(3,020)
Investments in unconsolidated joint ventures	(73,351)	(51,158)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	23,664	142,694
Net proceeds from disposition of real estate/joint venture interest	14,489	409,867
Other investments	(1,056)	(21,687)
Origination of debt and preferred equity investments	(430,034)	(229,428)
Repayments or redemption of debt and preferred equity investments	218,879	261,641
Net cash (used in) provided by investing activities	(291,843)	456,002

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Financing Activities
Proceeds from mortgages and other loans payable	$109,872	$99,115
Repayments of mortgages and other loans payable	(1,127)	(9,406)
Proceeds from revolving credit facility and senior unsecured notes	520,000	455,000
Repayments of revolving credit facility and senior unsecured notes	(230,000)	(495,000)
Proceeds from stock options exercised and DRSPP issuance	47	771
Repurchase of common stock	(34,243)	(382,679)
Redemption of preferred units	(15,142)	(150)
Redemption of OP units	(15,697)	—
Distributions to noncontrolling interests in other partnerships	(208)	(276)
Contributions from noncontrolling interests in other partnerships	161	157
Distributions paid on common and preferred units	(81,042)	(85,570)
Tax withholdings related to restricted share awards	(3,126)	(3,842)
Deferred loan costs and capitalized lease obligation	(3,367)	(429)
Net cash provided by (used in) financing activities	246,128	(422,309)
Net increase in cash, cash equivalents, and restricted cash	16,598	128,239
Cash, cash equivalents, and restricted cash at beginning of year	279,113	250,026
Cash, cash equivalents, and restricted cash at end of period	$295,711	$378,265

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the Operating Partnership	$—	$15,448
Conversion of units in the Operating Partnership for common stock	446	—
Tenant improvements and capital expenditures payable	9,350	15,952
Fair value adjustment to noncontrolling interest in Operating Partnership	28,932	3,645
Deconsolidation of subsidiaries	—	298,403
Removal of fully depreciated commercial real estate properties	4,012	106,142
Share repurchase payable	—	27,935
Recognition of right of use assets and related lease liabilities	389,120	—
Amortization of lease liabilities	3,367	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$144,323	$288,808
Restricted cash	151,388	89,457
Total cash, cash equivalents, and restricted cash	$295,711	$378,265

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2019
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2019, noncontrolling investors held, in the aggregate, a 4.87% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
As of March 31, 2019, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	20		12,387,091	11	11,676,183	31	24,063,274	94.0%
	Retail	7	(2)	325,648	7	283,832	14	609,480	98.9%
	Development/Redevelopment	5		486,101	1	—	6	486,101	40.6%
	Fee Interest	—		—	1	—	1	—	—%
		32		13,198,840	20	11,960,015	52	25,158,855	93.1%
Suburban	Office	13		2,295,200	—	—	13	2,295,200	90.4%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	—	—	1	1,000	—%
		15		2,348,200	—	—	15	2,348,200	90.6%
Total commercial properties		47		15,547,040	20	11,960,015	67	27,507,055	92.9%
Residential:
Manhattan	Residential	2	(2)	445,105	9	2,075,896	11	2,521,001	93.3%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		2		445,105	9	2,075,896	11	2,521,001	93.3%
Total portfolio		49		15,992,145	29	14,035,911	78	30,028,056	93.0%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2019, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

As of March 31, 2019, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $2.3 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2019 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018 of the Company and the Operating Partnership.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if the lease transfers ownership of the asset at the end of the lease term, the lease grants an option to purchase the asset that we are reasonably certain to exercise, the lease term is for a major part of the remaining economic life of the asset, or the present value of the lease payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement the Company records a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. The Company applies a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is known, the Company uses that rate. If the rate implicit in the lease is not known, the Company uses a discount rate reflective of the Company’s collateralized borrowing rate given the term of the lease. To determine the discount rate, the Company employs a third party specialist to develop a curve based primarily on the observable borrowing rates of the Company, other REITs, and other corporate borrowers with long-term borrowings. On the statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense. On the balance sheet, financing leases include the amounts previously captioned "Properties under capital lease." When applicable, the Company combines the consideration for lease and non-lease components in the calculation of the value of the lease obligation and right-of-use asset.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

We recognized $1.2 million and $2.4 million of rental revenue for the three months ended March 31, 2019 and 2018, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Identified intangible assets (included in other assets):
Gross amount	$266,540	$266,540
Accumulated amortization	(244,246)	(241,040)
Net(1)	$22,294	$25,500
Identified intangible liabilities (included in deferred revenue):
Gross amount	$276,245	$276,245
Accumulated amortization	(256,010)	(253,767)
Net(1)	$20,235	$22,478

(1)	As of March 31, 2019, and December 31, 2018, no net intangible assets and no net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of March 31, 2019, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
At March 31, 2019 and December 31, 2018, we held the following marketable securities (in thousands):

	March 31, 2019	December 31, 2018
Commercial mortgage-backed securities	$29,406	$28,638
Total marketable securities available-for-sale	$29,406	$28,638
The cost basis of the commercial mortgage-backed securities was $27.5 million at both March 31, 2019 and December 31, 2018. These securities mature at various times through 2035. We held no equity marketable securities as of March 31, 2019 and December 31, 2018.
During the three months ended March 31, 2019, we did not dispose of any marketable securities. During the three months ended March 31, 2018, we did not dispose of any marketable securities.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2019.
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

Lease Classification
Lease classification for leases under which the Company is the lessor is evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to the Company at the end of the lease term may also trigger sales-type lease classification. Leases would qualify as direct financing leases when the present value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable.
Revenue Recognition
Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use.
To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
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
In addition to base rent, our tenants also generally will pay variable rent which represents their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations. Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) are typically provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours. These escalations are based on actual expenses incurred in the prior calendar year. If the expenses in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.
Rental revenue is recognized if collectability is probable. If collectability of substantially all of the lease payments is assessed as not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current-period adjustment to rental revenue. A subsequent change in the assessment of collectability to probable may result in a current-period adjustment to rental revenue for any difference between the rental revenue that would have been recognized if collectability had always been assessed as probable and the rental revenue recognized to date.
The Company provides its tenants with certain customary services for lease contracts such as common area maintenance, general security or snow removal. We have elected to combine the nonlease components with the lease components of our operating lease agreements and account for them as a single lease component in accordance with ASC 842.
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
March 31, 2019
(unaudited)

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
We may syndicate a portion of the loans that we originate or sell the loans individually. When a transaction meets the criteria for sale accounting, we recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of investment income.
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
March 31, 2019
(unaudited)

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
During the three months ended March 31, 2019, we recorded Federal, state and local tax provisions of $0.8 million. During the three months ended March 31, 2018, we recorded Federal, state and local tax provisions of $0.5 million.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the ‘‘Tax Act’’) was signed into law and makes substantial changes to the Code. The Tax Act has not had a material impact on our financial statements for the three months ended March 31, 2019.
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
March 31, 2019
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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Credit Suisse Securities (USA), Inc., who accounts for 8.2% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at March 31, 2019.
For the three months ended March 31, 2019, the following properties contributed more than 5.0% of our annualized cash rent, including our share of joint venture annualized cash rent:

Property	Three Months Ended March 31, 2019
11 Madison Avenue	7.4%
1185 Avenue of the Americas	6.7%
420 Lexington Avenue	6.3%
1515 Broadway	6.0%
One Madison Avenue	5.8%
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This amendment provides additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. The Company adopted this guidance on January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

The Company adopted this guidance on January 1, 2019, and it did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 15, 2018. The Company’s DPE portfolio and financing lease assets will be subject to this guidance once the Company adopts it. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. The Company continues to evaluate the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10 - Codification Improvements to Topic 842, Leases, and ASU No. 2018-11 - Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 - Narrow-Scope Improvements for Lessors and in March 2019 issued ASU No. 2019-01 - Codification Improvements. The Company adopted this guidance on January 1, 2019 using the modified retrospective approach which allows the Company to apply the guidance for the current year presentation and not adjust the prior year numbers. The Company elected the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. The new guidance applies to the ground leases under which the Company is a lessee. The Company has recognized a new asset and liability - “Right of use asset - operating leases” and “Lease liability - operating leases” - for those leases classified as operating leases under the previous standard. The Company will continue to recognize expense on a straight-line basis for these operating leases. The ground leases that the Company historically reported as “Properties under capital leases” and “Capitalized lease obligations” are now labeled “Right of use asset - financing leases” and “Lease liability - financing leases”. The expense recognition of these leases has not changed. The Company adopted the practical expedient offered in ASU No. 2018-11 that allows lessors to not separate non-lease components from the related lease components under certain conditions. In doing so, the Company has collapsed the line “Escalation and reimbursement revenues” into the “Rental revenue, net” line to reflect adopting this practical expedient. The Company also collapsed the prior year balances to conform to the current year presentation. For future leases, the Company no longer capitalizes internal leasing costs that are not incremental as defined under the new guidance. The Company has recorded an additional expense of approximately $2.2 million related to this change for the first quarter.
3. Property Acquisitions
During the three months ended March 31, 2019, we did not acquire any properties from a third party.
In April 2019, we accepted an assignment of the equity interests in the property located at 106 Spring Street in Manhattan, in lieu of repayment of the Company's debt investment, and recorded the assets received and liabilities assumed at fair value.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of March 31, 2019, no properties were classified as held for sale.
Property Dispositions
During the three months ended March 31, 2019, we did not sell any properties to a third party.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

5. Debt and Preferred Equity Investments
Below is a summary of the activity relating to our debt and preferred equity investments for the three months ended March 31, 2019 and the twelve months ended December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Balance at beginning of year (1)	$2,099,393	$2,114,041
Debt investment originations/accretion (2)	436,819	834,304
Preferred equity investment originations/accretion (2)	3,416	151,704
Redemptions/sales/syndications/amortization (3)	(271,387)	(994,906)
Net change in loan loss reserves	4,000	(5,750)
Balance at end of period (1)	$2,272,241	$2,099,393

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in other assets and other liabilities on the consolidated balance sheets.

The following table is a rollforward of our total loan loss reserves for the three months ended March 31, 2019 and the twelve months ended December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Balance at beginning of year	$5,750	$—
Expensed	—	6,839
Recoveries	—	—
Charge-offs and reclassifications	(4,000)	(1,089)
Balance at end of period	$1,750	$5,750
At March 31, 2019, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of one mezzanine loan which is in maturity default as discussed in subnote 5 of the Debt Investments table below. At December 31, 2018, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments. At March 31, 2019, the Company's loan loss reserves of $1.8 million were attributable to one investment with an unpaid principal balance of $144.8 million that is being marketed for sale, is performing in accordance with its respective terms, and was not put on nonaccrual.
We have determined that we have one portfolio segment of financing receivables at March 31, 2019 and December 31, 2018 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $89.6 million and $88.8 million at March 31, 2019 and December 31, 2018, respectively. No financing receivables were 90 days past due at March 31, 2019 and December 31, 2018 with the exception of a $28.4 million financing receivable which was put on nonaccrual in August 2018 as a result of interest default. The loan was evaluated in accordance with our loan review procedures and the Company concluded that the fair value of the collateral exceeded the carrying amount of the loan.
As of March 31, 2019, Management estimated the weighted average risk rating for our debt and preferred equity investments to be 1.3.
Debt Investments
As of March 31, 2019 and December 31, 2018, we held the following debt investments with an aggregate weighted average current yield of 8.79% at March 31, 2019 (dollars in thousands):

Loan Type	March 31, 2019 Future Funding Obligations	March 31, 2019 Senior Financing	March 31, 2019 Carrying Value (1)	December 31, 2018 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan(3a)	$—	$1,163,005	$215,511	$213,185	March 2020

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

Loan Type	March 31, 2019 Future Funding Obligations	March 31, 2019 Senior Financing	March 31, 2019 Carrying Value (1)	December 31, 2018 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,937	24,932	April 2022
Mezzanine Loan	—	280,000	37,099	36,585	August 2022
Mezzanine Loan	—	318,078	202,184	—	June 2023
Mezzanine Loan	—	85,097	12,708	12,706	November 2023
Mezzanine Loan	—	180,000	30,000	30,000	December 2023
Mezzanine Loan(3b)	—	115,000	12,943	12,941	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan(4)	—	—	—	11,000
Total fixed rate	$—	$4,110,930	$624,132	$430,099
Floating Rate Investments:
Mezzanine Loan(5)	—	45,025	37,500	37,499	January 2019
Mezzanine Loan(3c)(6)	—	150,000	15,381	15,333	April 2019
Mezzanine Loan(3d)(6)	—	—	14,869	14,822	April 2019
Mezzanine Loan(6)	—	40,000	19,999	19,986	April 2019
Mezzanine Loan(7)	—	265,000	24,993	24,961	April 2019
Mortgage/Jr. Mortgage Participation Loan	39,321	236,424	85,308	84,012	August 2019
Mortgage/Mezzanine Loan	—	—	19,999	19,999	August 2019
Mortgage/Mezzanine Loan	1,027	—	128,560	154,070	September 2019
Mezzanine Loan	—	350,000	34,923	34,886	October 2019
Mortgage/Mezzanine Loan	9,656	64,521	112,886	62,493	January 2020
Mezzanine Loan	509	576,313	94,118	79,164	January 2020
Mortgage/Mezzanine Loan	—	—	69,310	—	March 2020
Mortgage Loan	9,776	—	89,995	88,501	February 2020
Mezzanine Loan	828	324,989	53,917	53,402	March 2020
Mortgage/Mezzanine Loan	8,093	—	230,879	277,694	April 2020
Mortgage/Mezzanine Loan	—	62,957	36,991	37,094	June 2020
Mezzanine Loan	7,392	39,649	13,145	12,627	July 2020
Mortgage/Mezzanine Loan	—	—	83,663	83,449	October 2020
Mezzanine Loan	35,467	375,459	92,055	88,817	November 2020
Mortgage and Mezzanine Loan	31,027	—	101,028	98,804	December 2020
Mortgage and Mezzanine Loan	—	—	35,295	35,266	December 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,674	15,665	July 2021
Mezzanine Loan(8)	—	—	—	7,305
Mezzanine Loan(8)	—	—	—	14,998
Mezzanine Loan(8)	—	—	—	21,990
Total floating rate	$143,096	$2,590,337	$1,410,488	$1,382,837
Total	$143,096	$6,701,267	$2,034,620	$1,812,936

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

(3)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.3 million, (b) $12.0 million, (c) $14.6 million, and (d) $14.1 million.

(4)	This loan was sold in 2019.

(5)
As of January 2019, this loan was in maturity default. No impairment was recorded as the Company believes that the fair value of the property exceeded the carrying amount of the loans. In April 2019, the Company accepted an assignment of the equity interests in the property in lieu of repayment, and marked the assets received and liabilities assumed to fair value.

(6)	This loan was extended in April 2019.

(7)	This loan was modified in April 2019.

(8)	This loan was repaid in 2019.
Preferred Equity Investments
As of March 31, 2019 and December 31, 2018, we held the following preferred equity investments with an aggregate weighted average current yield of 8.74% at March 31, 2019 (dollars in thousands):

Type	March 31, 2019 Future Funding Obligations	March 31, 2019 Senior Financing	March 31, 2019 Carrying Value (1)	December 31, 2018 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$272,000	$143,009	$143,183	April 2021
Preferred Equity	—	1,762,761	94,612	143,274	June 2022
Total	$—	$2,034,761	$237,621	$286,457

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2019, the book value of these investments was $3.1 billion, net of investments with negative book values totaling $79.7 million for which we have an implicit commitment to fund future capital needs.
As of March 31, 2019 and December 31, 2018, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, One Vanderbilt, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $869.5 million and $808.3 million as of March 31, 2019 and December 31, 2018, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of March 31, 2019:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

Property	Partner	Ownership Interest(1)	Economic Interest(1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	February 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
919 Third Avenue(3)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000	January 2007	1,256,727
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(4)	Jeff Sutton	50.00%	50.00%	57,718	August 2011	136,550
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
521 Fifth Avenue(5)	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(6)	Private Investors	32.28%	32.28%	13,069	December 2012	75,000
650 Fifth Avenue(7)	Jeff Sutton	50.00%	50.00%	69,214	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio(8)	Various	Various	Various	1,439,016	February 2015	36,668
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358	April 2016	759,000
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000	August 2016	2,605,000
333 East 22nd Street	Private Investors	33.33%	33.33%	26,926	August 2016	—
400 East 57th Street(9)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482	October 2016	170,000
One Vanderbilt(10)	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—	January 2017	3,310,000
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725	October 2017	1,725,000
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000	November 2017	1,950,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000	November 2018	266,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of March 31, 2019. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
Acquisition date and price represent the date on which the Company initially acquired an interest in the joint venture and the actual or implied gross asset value of the property or properties on that date. Acquisition date and price are not adjusted for subsequent acquisitions or dispositions of interest.

(3)
In January 2018, the partnership agreement for our investment was modified resulting in the Company no longer having a controlling interest in this investment. As a result the investment was deconsolidated as of January 1, 2018. We recorded our non-controlling interest at fair value resulting in a $49.3 million fair value adjustment in the consolidated statement of operations. This fair value was allocated to the assets and liabilities, including identified intangibles, of the joint venture.

(4)
The acquisition price represents only the purchase of the 1552 Broadway interest which comprised approximately 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

(5)	In March 2019, we, along with our joint venture partner, entered into an agreement to sell this property.

(6)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% interest in three residential units at the property.

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

(8)
In February 2019, we, together with our joint venture partner, closed on the sale of one property from the Stonehenge Portfolio. This sale is further described under Sale of Joint Venture Interest of Properties below. In May 2019, we closed on the sale of our interest in one additional property from the Stonehenge Portfolio.

(9)
In October 2016, we sold a 49% interest in this property to an investment account managed by BlackRock, Inc. Our interest in the property was sold within a consolidated joint venture owned 90% by the Company and 10% by Stonehenge. The transaction resulted in the deconsolidation of the venture's remaining 51% interest in the property. Our joint venture with Stonehenge remains consolidated resulting in the combined 51% interest being shown within investments in unconsolidated joint ventures on our balance sheet.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

(10)
The partners' ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 29.0%. As of March 31, 2019 the total of the two partners' ownership interests based on equity contributed was 28.17%.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of March 31, 2019 and December 31, 2018, the carrying value for acquisition, development and construction arrangements were as follows (dollars in thousands):

Loan Type	March 31, 2019	December 31, 2018	Maturity Date
Mezzanine Loan(1)	44,824	44,357	February 2022
	$44,824	$44,357

(1)
We have an option to convert our loan to an equity interest subject to certain conditions. We have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to GAAP. In May 2019, the Company purchased a majority and controlling interest in the underlying property.

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the three months ended March 31, 2019:

Property	Ownership Interest	Disposition Date	Gross Asset Valuation (in thousands)(1)	Gain on Sale (in thousands)(2)
131-137 Spring Street	20.00%	January 2019	$216,000	$17,660
103 East 86th Street(3)	1.00%	February 2019	90,500	19

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents our share of the gain. Gain amounts do not include adjustments for expenses recorded in subsequent periods.

(3)	Property was part of the Stonehenge Portfolio.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2019 and December 31, 2018, respectively, are as follows (dollars in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)	March 31, 2019	December 31, 2018
Fixed Rate Debt:
521 Fifth Avenue	50.50%	November 2019	3.73%	$170,000	$170,000
717 Fifth Avenue (3)	10.92%	July 2022	4.45%	300,000	300,000
717 Fifth Avenue (3)	10.92%	July 2022	5.50%	355,328	355,328
650 Fifth Avenue (4)	50.00%	October 2022	4.46%	210,000	210,000
650 Fifth Avenue (4)	50.00%	October 2022	5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	3.93%	851,492	855,876
11 Madison Avenue	60.00%	September 2025	3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026	3.00%	99,311	99,828
Worldwide Plaza	24.35%	November 2027	3.98%	1,200,000	1,200,000
Stonehenge Portfolio (5) (6)	Various	Various	4.20%	320,047	321,076

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		March 31, 2019	December 31, 2018
Total fixed rate debt					$5,660,178	$5,666,108
Floating Rate Debt:
280 Park Avenue	50.00%	September 2019	L+	1.73%	$1,200,000	$1,200,000
121 Greene Street	50.00%	November 2019	L+	1.50%	15,000	15,000
10 East 53rd Street	55.00%	February 2020	L+	2.25%	170,000	170,000
1552 Broadway	50.00%	October 2020	L+	2.65%	195,000	195,000
55 West 46th Street (7)	25.00%	November 2020	L+	2.13%	188,939	185,569
11 West 34th Street	30.00%	January 2021	L+	1.45%	23,000	23,000
100 Park Avenue	49.90%	February 2021	L+	1.75%	359,705	360,000
One Vanderbilt (8)	71.01%	September 2021	L+	2.75%	375,000	375,000
2 Herald Square (9)	51.00%	November 2021	L+	1.55%	133,565	133,565
605 West 42nd Street	20.00%	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	1 Year Treasury+	2.75%	1,552	1,571
131-137 Spring Street (10)					—	141,000
103 East 86th Street (11)					—	38,000
Total floating rate debt					$3,211,761	$3,387,705
Total joint venture mortgages and other loans payable					$8,871,939	$9,053,813
Deferred financing costs, net					(111,606)	(103,191)
Total joint venture mortgages and other loans payable, net					$8,760,333	$8,950,622

(1)
Economic interest represents the Company's interests in the joint venture as of March 31, 2019. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)
Interest rates as of March 31, 2019, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $355.3 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	These loans are comprised of a $210.0 million fixed rate mortgage loan and $65.0 million fixed rate mezzanine loan.

(5)	Amount is comprised of $133.6 million, $53.8 million, and $132.6 million in fixed-rate mortgages that mature in August 2019, June 2024, and April 2028, respectively.

(6)	In May 2019, we closed on the sale of our interest in one property from the Stonehenge Portfolio.

(7)	This loan has a committed amount of $195.0 million, of which $6.1 million was unfunded as of March 31, 2019.

(8)
This loan is a $1.75 billion construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial five-year term with two one-year extension options. Advances under the loan are subject to incurred costs, funded equity, loan to value thresholds, and entering into construction contracts.

(9)	This loan has a committed amount of $150.0 million.

(10)	In January 2019, we closed on the sale of our interest in the property.

(11)	In February 2019, we, along with our joint venture partner, closed on the sale of the property.

We act as the operating partner and day-to-day manager for all our joint ventures, except for Worldwide Plaza, 800 Third Avenue, 280 Park Avenue, 21 East 66th Street, 605 West 42nd Street, 400 East 57th Street, and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.5 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2019. We earned $3.8 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2018. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019	December 31, 2018
Assets (1)
Commercial real estate property, net	$14,362,952	$14,347,673
Cash and restricted cash	370,832	381,301
Tenant and other receivables, related party receivables, and deferred rents receivable	321,696	273,141
Debt and preferred equity investments, net	44,824	44,357
Other assets	2,191,441	2,187,166
Total assets	$17,291,745	$17,233,638
Liabilities and equity (1)
Mortgages and other loans payable, net	$8,760,333	$8,950,622
Deferred revenue/gain	1,620,437	1,660,838
Lease liabilities	901,808	637,168
Other liabilities	341,134	309,145
Equity	5,668,033	5,675,865
Total liabilities and equity	$17,291,745	$17,233,638
Company's investments in unconsolidated joint ventures	$3,055,368	$3,019,020

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenues	$307,519	$320,941
Operating expenses	54,124	59,773
Operating lease rent	5,901	4,393
Real estate taxes	54,236	57,027
Interest expense, net of interest income	96,623	89,741
Amortization of deferred financing costs	5,216	5,116
Depreciation and amortization	104,331	105,080
Total expenses	320,431	321,130
Net loss before gain on sale (1)	$(12,912)	$(189)
Company's equity in net (loss) income from unconsolidated joint ventures (1)	$(5,234)	$4,036

(1)
The combined statements of operations and the Company's equity in net (loss) income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

7. Deferred Costs
Deferred costs at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred leasing costs	$463,521	$453,833
Less: accumulated amortization	(251,906)	(244,723)
Deferred costs, net	$211,615	$209,110

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at March 31, 2019 and December 31, 2018, respectively, were as follows (dollars in thousands):

Property	Maturity Date	Interest Rate (1)		March 31, 2019	December 31, 2018
Fixed Rate Debt:
762 Madison Avenue	February 2022		5.00%	771	771
100 Church Street	July 2022		4.68%	212,463	213,208
420 Lexington Avenue	October 2024		3.99%	300,000	300,000
400 East 58th Street (2)	November 2026		3.00%	39,724	39,931
Landmark Square	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027		3.58%	35,634	35,807
315 West 33rd Street	February 2027		4.17%	250,000	250,000
Total fixed rate debt				$1,388,592	$1,389,717
Floating Rate Debt:
FHLB Facility	May 2019	L+	0.27%	13,000	13,000
2017 Master Repurchase Agreement	June 2019	L+	2.34%	300,000	300,000
FHLB Facility	December 2019	L+	0.18%	14,500	14,500
FHLB Facility	January 2020	L+	0.26%	10,000	—
133 Greene Street	August 2020	L+	2.00%	15,523	15,523
609 Fifth Avenue	March 2021	L+	2.40%	49,872	—
185 Broadway (4)	November 2021	L+	2.85%	111,869	111,869
712 Madison Avenue	December 2021	L+	2.50%	28,000	28,000
115 Spring Street	September 2023	L+	3.40%	65,550	65,550
719 Seventh Avenue	September 2023	L+	1.20%	50,000	50,000
Total floating rate debt				$658,314	$598,442
Total mortgages and other loans payable				$2,046,906	$1,988,159
Deferred financing costs, net of amortization				(28,345)	(26,919)
Total mortgages and other loans payable, net				$2,018,561	$1,961,240

(1)
Interest rate as of March 31, 2019, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

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

At March 31, 2019 and December 31, 2018, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $4.1 billion and $3.9 billion, respectively.
Federal Home Loan Bank of New York Facility
The Company's wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances. As of March 31, 2019, we had $13.0 million, $14.5 million and $10.0 million in outstanding secured advances with a borrowing rate of 30-day LIBOR plus 27 basis points, 30-day LIBOR plus 18 basis points and 30-day LIBOR plus 26 basis points, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2017 credit facility, as defined below.
The 2017 MRA has a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. In June 2018, we exercised a one year extension option. At March 31, 2019, the facility had a carrying value of $299.9 million, net of deferred financing costs.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of March 31, 2019, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2019, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At March 31, 2019, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2019, the facility fee was 20 basis points.
As of March 31, 2019, we had $11.8 million of outstanding letters of credit, $790.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $0.7 billion under the 2017 credit facility. At March 31, 2019 and December 31, 2018, the revolving credit facility had a carrying value of $782.7 million and $492.2 million, respectively, net of deferred financing costs. At March 31, 2019 and December 31, 2018, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2019 and December 31, 2018, respectively, by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2019 Unpaid Principal Balance	March 31, 2019 Accreted Balance	December 31, 2018 Accreted Balance	Interest Rate (1)		Initial Term (in Years)	Maturity Date
March 16, 2010 (2)	$250,000	$250,000	$250,000		7.75%	10	March 2020
August 7, 2018 (3) (4)	350,000	350,000	350,000	L+	0.98%	3	August 2021
October 5, 2017 (3)	500,000	499,616	499,591		3.25%	5	October 2022
November 15, 2012 (5)	300,000	303,918	304,168		4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000		4.27%	10	December 2025
	$1,500,000	$1,503,534	$1,503,759
Deferred financing costs, net		(8,044)	(8,545)
	$1,500,000	$1,495,490	$1,495,214

(1)
Interest rate as of March 31, 2019, taking into account interest rate hedges in effect during the period. Floating rate notes are presented with the stated spread over 3-month LIBOR, unless otherwise specified. Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

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

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2019 and December 31, 2018, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2019, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Mortgages and Other Loans Payable	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2019	$5,143	$27,500	$—	$—	$—	$—	$32,643	$112,359
2020	11,118	325,523	—	—	—	250,000	586,641	251,433
2021	11,638	189,741	—	—	—	350,000	551,379	522,359
2022	9,430	198,555	—	—	—	800,000	1,007,985	220,810
2023	7,301	115,550	790,000	1,300,000	—	—	2,212,851	277,996
Thereafter	9,291	1,136,116	—	200,000	100,000	100,000	1,545,407	2,430,198
	$53,921	$1,992,985	$790,000	$1,500,000	$100,000	$1,500,000	$5,936,906	$3,815,155
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense before capitalized interest	$60,810	$54,132
Interest on financing leases	804	786
Interest capitalized	(10,509)	(6,686)
Interest income	(580)	(316)
Interest expense, net	$50,525	$47,916
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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $2.9 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

One Vanderbilt Investment
In December 2016, we entered into agreements with entities owned and controlled by our Chairman and CEO, Marc Holliday, and our President, Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project at the appraised fair market value for the interests acquired. This investment entitles these entities to receive approximately 1.50% - 1.80% and 1.00% - 1.20%, respectively, of any profits realized by the Company from its One Vanderbilt project in excess of the Company’s capital contributions. The entities have no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests will have no value and will not entitle these entities to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company has received distributions from the One Vanderbilt project in excess of the Company’s aggregate investment in the project. In the event that the Company does not realize a profit on its investment in the project (or would not realize a profit based on the value at the time the interests are repurchased), the entities owned and controlled by Messrs. Holliday and Mathias will lose the entire amount of their investment. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equal the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Due from joint ventures	$20,723	$18,655
Other	8,735	9,378
Related party receivables	$29,458	$28,033
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2019 and December 31, 2018, the noncontrolling interest unit holders owned 4.87%, or 4,260,685 units, and 4.70%, or 4,130,579 units, of the Operating Partnership, respectively. As of March 31, 2019, 4,260,685 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2019 and the twelve months ended December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Balance at beginning of period	$387,805	$461,954
Distributions	(3,643)	(15,000)
Issuance of common units	14,135	23,655
Redemption of common units	(16,143)	(60,718)
Net income	2,278	12,216
Accumulated other comprehensive income allocation	(1,003)	(66)
Fair value adjustment	28,932	(34,236)
Balance at end of period	$412,361	$387,805

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of March 31, 2019:

Issuance	Number of Units Authorized	Number of Units Issued	Dividends Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
4.50% Series G (4)	1,902,000	1,902,000	$1.1250	$25.00	$88.50	January 2012
7.00% Series F	60	60	$70.0000	$1,000.00	$29.12	January 2007
3.50% Series K	700,000	563,954	$0.8750	$25.00	$134.67	August 2014
4.00% Series L	500,000	378,634	$1.0000	$25.00	—	August 2014
3.75% Series M	1,600,000	1,600,000	$0.9375	$25.00	—	February 2015
3.00% Series N (5)	552,303	552,303	$0.7500	$25.00	—	June 2015
Series O (6)	1	1	(6)	(6)	—	June 2015
4.00% Series P	200,000	200,000	$1.0000	$25.00	—	July 2015
3.50% Series Q	268,000	268,000	$0.8750	$25.00	$148.95	July 2015
3.50% Series R	400,000	400,000	$0.8750	$25.00	$154.89	August 2015
4.00% Series S	1,077,280	1,077,280	$1.0000	$25.00	—	August 2015
2.75% Series T	230,000	230,000	$0.6875	$25.00	$119.02	March 2016
4.50% Series U (7)	680,000	680,000	$1.1250	$25.00	—	March 2016
3.50% Series A (8)	109,161	109,161	$35.0000	$1,000.00	—	August 2015

(1)	Dividends are cumulative, subject to certain provisions.

(2)	Units are redeemable at any time at par for cash at the option of the unitholder unless otherwise specified.

(3)
If applicable, units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) the amount shown in the table.

(4)
Common units of limited partnership interest in the Operating Partnership issued in a conversion may be redeemed in exchange for our common stock on a 1-to-1 basis. The Series G Preferred Units also provide the holder with the right to require the Operating Partnership to repurchase the Series G Preferred Units for cash before January 31, 2022.

(5)	All of the outstanding units were redeemed at par for cash by the unitholder during the three months ended March 31, 2019.

(6)
The holder of the Series O preferred unit is entitled to quarterly dividends in an amount calculated as (i) 1,350 multiplied by (ii) the current distribution per common unit of limited partnership in SL Green Operating Partnership. The holder has the right to require the Operating Partnership to repurchase the Series O unit for cash at a price that is determined based on the closing price of the Company's common stock at the time such right is exercised. The unit's liquidation preference is the fair market value of the unit at the time of a liquidation event.

(7)	The annual dividend is subject to reduction upon the occurrence of certain circumstances. The minimum annual dividend is $0.75 per unit.

(8)
Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of March 31, 2019, no Subsidiary Series B Preferred Units have been issued.

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the three months ended March 31, 2019 and the twelve months ended December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Balance at beginning of period	$300,427	$301,735
Issuance of preferred units	—	—
Redemption of preferred units	(15,142)	(1,308)
Balance at end of period	$285,285	$300,427
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2019, 83,272,202 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

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
At March 31, 2019, repurchases executed under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
First quarter 2019	397,783	$86.07	18,485,105
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Shares of common stock issued	540	447
Dividend reinvestments/stock purchases under the DRSPP	$47	$42
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

SL Green's earnings per share for the three months ended March 31, 2019 and 2018 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2019	2018
Basic Earnings:
Income attributable to SL Green common stockholders	$43,792	$101,766
Less: distributed earnings allocated to participating securities	(124)	(109)
Less: undistributed earnings allocated to participating securities	—	(42)
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$43,668	$101,615
Add back: distributed earnings allocated to participating securities	124	109
Add back: undistributed earnings allocated to participating securities	—	42
Add back: Effect of dilutive securities (redemption of units to common shares)	2,278	5,272
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$46,070	$107,038

	Three Months Ended March 31,
Denominator	2019	2018
Basic Shares:
Weighted average common stock outstanding	83,313	90,520
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,333	4,683
Stock-based compensation plans	164	53
Diluted weighted average common stock outstanding	87,810	95,256
SL Green has excluded 1,211,943 common stock equivalents from the diluted shares outstanding for the three months ended March 31, 2019 as they were anti-dilutive. SL Green has excluded 1,210,802 common stock equivalents from the diluted shares outstanding for the three months ended March 31, 2018 as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at March 31, 2019 owned 83,272,202 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

Limited Partner Units
As of March 31, 2019, limited partners other than SL Green owned 4.87%, or 4,260,685 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2019 and 2018, respectively, are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2019	2018
Basic Earnings:
Income attributable to SLGOP common unitholders	$46,070	$107,038
Less: distributed earnings allocated to participating securities	(124)	(109)
Less: undistributed earnings allocated to participating securities	—	(42)
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$45,946	$106,887
Add back: distributed earnings allocated to participating securities	124	109
Add back: undistributed earnings allocated to participating securities	—	42
Income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$46,070	$107,038

	Three Months Ended March 31,
Denominator	2019	2018
Basic units:
Weighted average common units outstanding	87,646	95,203
Effect of Dilutive Securities:
Stock-based compensation plans	164	53
Diluted weighted average common units outstanding	87,810	95,256
The Operating Partnership has excluded 1,211,943 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2019 as they were anti-dilutive. The Operating Partnership has excluded 1,210,802 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2018 as they were anti-dilutive.
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2019, 4.5 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Stock Options and Class O LTIP Units
Options are granted with an exercise price at the fair market value of the Company's common stock on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant. We have also granted Class O LTIP Units, which are a class of LTIP Units in the Operating Partnership structured to provide economics similar to those of stock options. Class O LTIP Units, once vested, may be converted, at the election of the holder, into a number of common units of the Operating Partnership per Class O LTIP Unit determined by the increase in value of a share of the Company’s common stock at the time of conversion over a participation threshold, which equals the fair market value of a share of the Company’s common stock at the time of grant. Class O LTIP Units are entitled to distributions, subject to vesting, equal per unit to 10% of the per unit distributions paid with respect to the common units of the Operating Partnership.
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2019 and the year ended December 31, 2018. There were no grants during the three months ended March 31, 2019.

	March 31, 2019	December 31, 2018
Dividend yield	none	2.85%
Expected life	zero	3.5 years
Risk-free interest rate	none	2.48%
Expected stock price volatility	none	22.00%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

A summary of the status of the Company's stock options as of March 31, 2019 and December 31, 2018, and changes during the three months ended March 31, 2019 and year ended December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,137,017	$103.54	1,548,719	$101.48
Granted	—	—	6,000	97.91
Exercised	—	—	(316,302)	90.22
Lapsed or canceled	(5,999)	110.56	(101,400)	113.22
Balance at end of period	1,131,018	$103.50	1,137,017	$103.54
Options exercisable at end of period	994,045	$103.00	783,035	$101.28
Total fair value of options granted during the period	$—		$84,068
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.2 years and the remaining average contractual life of the options exercisable was 3.2 years.
During the three months ended March 31, 2019, we recognized compensation expense for these options of $0.6 million. During the three months ended March 31, 2018, we recognized compensation expense for these options of $1.6 million.
As of March 31, 2019, there was $1.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.8 years.
Restricted Shares
Shares are granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of March 31, 2019 and December 31, 2018 and charges during the three months ended March 31, 2019 and the year ended December 31, 2018, are as follows:

	March 31, 2019	December 31, 2018
Balance at beginning of period	3,452,016	3,298,216
Granted	6,000	162,900
Canceled	(5,950)	(9,100)
Balance at end of period	3,452,066	3,452,016
Vested during the period	110,274	92,114
Compensation expense recorded	$3,411,841	$12,757,704
Total fair value of restricted stock granted during the period	$474,480	$13,440,503
The fair value of restricted stock that vested during the three months ended March 31, 2019 and the year ended December 31, 2018 was $11.8 million and $9.8 million, respectively. As of March 31, 2019 there was $19.4 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $41.6 million and $22.0 million as of March 31, 2019 and December 31, 2018, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2019, there was $28.5 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 2.7 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

During the three months ended March 31, 2019, we recorded compensation expense related to bonus, time-based and performance based awards of $8.0 million. During the three months ended March 31, 2018 we recorded compensation expense related to bonus, time-based and performance based awards of $6.9 million.
For the three months ended March 31, 2019, $0.5 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three months ended March 31, 2018, $1.6 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the three months ended March 31, 2019, 14,298 phantom stock units and 9,722 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.9 million during the three months ended March 31, 2019 related to the Deferred Compensation Plan. We recorded compensation expense of $2.2 million during the three months ended March 31, 2018 related to the Deferred Compensation Plan.
As of March 31, 2019, there were 124,576 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2019, 120,085 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

15. Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in accumulated other comprehensive (loss) income by component as of March 31, 2019 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain (loss) on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2018	$9,716	$4,299	$1,093	$15,108
Other comprehensive (loss) income before reclassifications	(11,864)	(6,972)	731	(18,105)
Amounts reclassified from accumulated other comprehensive income	(530)	(478)	—	(1,008)
Balance at March 31, 2019	$(2,678)	$(3,151)	$1,824	$(4,005)

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of March 31, 2019 and December 31, 2018, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $0.8 million and $1.3 million, respectively.

(2)
Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net (loss) income from unconsolidated joint ventures in the respective consolidated statements of operations.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29,406	$—	$29,406	$—
Interest rate cap and swap agreements (included in other assets)	$13,644	$—	$13,644	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$15,644	$—	$15,644	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,638	$—	$28,638	$—
Interest rate cap and swap agreements (included in other assets)	$18,676	$—	$18,676	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$7,663	$—	$7,663	$—
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$2,272,241	(2)	$2,099,393	(2)

Fixed rate debt	$3,542,126	$3,627,127	$3,543,476	$3,230,127
Variable rate debt	2,398,314	2,404,641	2,048,442	2,057,966
	$5,940,440	$6,031,768	$5,591,918	$5,288,093

(1)	Amounts exclude net deferred financing costs.

(2)
At March 31, 2019, debt and preferred equity investments had an estimated fair value ranging between $2.3 billion and $2.5 billion. At December 31, 2018, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2019 and December 31, 2018. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at March 31, 2019 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$137,500	4.000%	September 2017	September 2019	Other Assets	$—
Interest Rate Cap	111,869	3.500%	November 2018	December 2019	Other Assets	—
Interest Rate Swap	100,000	1.928%	December 2017	November 2020	Other Assets	574
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Assets	565
Interest Rate Cap	85,000	4.000%	March 2019	March 2021	Other Assets	1
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Assets	8,418
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	4,086
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(3,688)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(5,078)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(6,878)
						$(2,000)
During the three months ended March 31, 2019, we recorded a loss on the changes in the fair value of $0.1 million, which is included in interest expense in the consolidated statements of operations. During the three months ended March 31, 2018, we recorded a loss on the changes in the fair value of $0.2 million, which is included in interest expense in the consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $15.7 million. As of March 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $16.2 million at March 31, 2019.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $0.9 million of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $0.4 million of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2019	2018		2019	2018
Interest Rate Swaps/Caps	$(11,963)	$7,282	Interest expense	$535	$(338)
Share of unconsolidated joint ventures' derivative instruments	(5,369)	3,313	Equity in net income from unconsolidated joint ventures	368	(90)
	$(17,332)	$10,595		$903	$(428)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

18. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from April 1, 2019 to 2064. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2019 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties, are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
Remaining 2019	$638,682	$265,578
2020	801,572	385,998
2021	654,113	392,375
2022	591,562	373,353
2023	527,679	344,592
2024	487,263	315,338
Thereafter	3,068,298	1,854,001
	$6,769,169	$3,931,235
As of December 31, 2018, under ASC 840, approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2019	$830,336	$348,060
2020	765,610	375,228
2021	625,956	380,886
2022	562,250	348,222
2023	500,499	333,501
Thereafter	3,272,014	2,098,995
	$6,556,665	$3,884,892
The components of lease revenues were as follows (in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Fixed lease payments	$211,430	$213,007
Variable lease payments	27,479	26,399
Total lease payments	$238,909	$239,406
Amortization of acquired above and below-market leases	1,209	2,362
Total rental revenue	$240,118	$241,768
19. Commitments and Contingencies
Legal Proceedings
As of March 31, 2019, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
Environmental Matters

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

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
Ground Lease Arrangements
We are a tenant under ground leases for certain properties. The leases range in term from three to 95 years, with certain leases offering extension options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and right of use asset.
The following is a schedule of future minimum lease payments under financing leases and operating leases with initial terms in excess of one year as of March 31, 2019 (in thousands):

	Financing leases	Operating leases (1)
Remaining 2019	$1,814	$23,303
2020	2,619	31,437
2021	2,794	31,629
2022	2,794	29,472
2023	2,794	27,166
2024	2,819	27,183
Thereafter	814,283	648,905
Total minimum lease payments	$829,917	$819,095
Amount representing interest	(786,094)
Amount discounted using incremental borrowing rate		(429,238)
Lease liabilities	$43,823	$389,857

(1)	As of March 31, 2019, the total minimum sublease rentals to be received in the future under non-cancelable subleases is $1.8 billion.
During the three months ended March 31, 2019 , we recognized $1.1 million of financing lease costs, of which $0.8 million represented interest and $0.3 million represented amortization of the right-of-use assets. These amounts are included in interest expense, net of interest income and depreciation and amortization in our consolidated statements of operations, respectively. During the three months ended March 31, 2019, we recognized $8.3 million of operating lease costs, which is calculated on a straight-line basis over the remaining lease terms. This amount is included in operating lease rent in our consolidated statements of operations. As of March 31, 2019, the weighted-average discount rate used to calculate the lease liabilities was 8.44%. As of March 31, 2019, the weighted-average remaining lease term was 67 years.
20. Segment Information
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
Selected consolidated results of operations for the three months ended March 31, 2019 and 2018, and selected asset information as of March 31, 2019 and December 31, 2018, regarding our operating segments are as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2019
(unaudited)

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2019	$254,224	$50,031	$304,255
March 31, 2018	256,405	45,290	301,695
Net income
Three months ended:
March 31, 2019	$21,572	$31,197	$52,769
March 31, 2018	80,035	33,788	113,823
Total assets
As of:
March 31, 2019	$10,943,516	$2,442,258	$13,385,774
December 31, 2018	10,481,594	2,269,764	12,751,358
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA. Interest is imputed on the investments that do not collateralize the 2017 MRA using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three months ended March 31, 2019, and 2018, marketing, general and administrative expenses totaled $26.0 million and $23.5 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.
As of March 31, 2019, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	20		12,387,091	11	11,676,183	31	24,063,274	94.0%
	Retail	7	(2)	325,648	7	283,832	14	609,480	98.9%
	Development/Redevelopment	5		486,101	1	—	6	486,101	40.6%
	Fee Interest	—		—	1	—	1	—	—%
		32		13,198,840	20	11,960,015	52	25,158,855	93.1%
Suburban	Office	13		2,295,200	—	—	13	2,295,200	90.4%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	—	—	1	1,000	—%
		15		2,348,200	—	—	15	2,348,200	90.6%
Total commercial properties		47		15,547,040	20	11,960,015	67	27,507,055	92.9%
Residential:
Manhattan	Residential	2	(2)	445,105	9	2,075,896	11	2,521,001	93.3%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		2		445,105	9	2,075,896	11	2,521,001	93.3%
Total portfolio		49		15,992,145	29	14,035,911	78	30,028,056	93.0%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2019, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

As of March 31, 2019, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $2.3 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.

Critical Accounting Policies
Refer to the 2018 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, reserve for possible credit losses and derivative instruments. During the three months ended March 31, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 2 - Significant Accounting Policies and Note 19 - Commitments and Contingencies to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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
For properties owned since January 1, 2018 and still owned and operated at March 31, 2019, Same-Store Operating Income is determined as follows (in millions):

	Three months ended
	March 31,
(in millions)	2019	2018
Net income	$52.8	$113.8
Loss (gain) on sale of real estate, net	1.0	(23.5)
Equity in net (gain) loss on sale of interest in unconsolidated joint venture/real estate	(17.2)	6.4
Purchase price and other fair value adjustments	2.0	(49.3)
Depreciation and amortization	68.3	69.4
Interest expense, net of interest income	50.5	47.9
Amortization of deferred financing costs	2.7	3.5
Operating income	160.1	168.2
Less: Operating income from other properties/affiliates	(29.8)	(37.9)
Same-store operating income	$130.3	$130.3

Results of Operations
Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018
The following comparison for the three months ended March 31, 2019, or 2019, to the three months ended March 31, 2018, or 2018, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2018 and still owned by us in the same manner at March 31, 2019 (Same-Store Properties totaled 40 of our 49 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2019 and 2018 and all non-Same-Store Properties, including properties that are under development or redevelopment,

iii.	"Disposed Properties" which represents all properties or interests in properties sold in 2019 and 2018, and

iv.
“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	$ Change	% Change
Rental revenue	$235.8	$231.1	$4.7	2.0%	$—	$5.0	$4.3	$5.7	$240.1	$241.8	$(1.7)	(0.7)%
Investment income	—	—	—	—%	—	—	50.0	45.3	50.0	45.3	4.7	10.4%
Other income	0.6	3.9	(3.3)	(84.6)%	4.1	—	9.4	10.7	14.1	14.6	(0.5)	(3.4)%
Total revenues	236.4	235.0	1.4	0.6%	4.1	5.0	63.7	61.7	304.2	301.7	2.5	0.8%

Property operating expenses	106.1	104.7	1.4	1.3%	0.1	2.6	6.6	6.4	112.8	113.7	(0.9)	(0.8)%
Transaction related costs	—	—	—	—%	—	—	0.1	0.2	0.1	0.2	(0.1)	(50.0)%
Marketing, general and administrative	—	—	—	—%	—	—	26.0	23.5	26.0	23.5	2.5	10.6%
	106.1	104.7	1.4	1.3%	0.1	2.6	32.7	30.1	138.9	137.4	1.5	1.1%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(53.2)	(51.5)	(1.7)	3.3%
Depreciation and amortization									(68.3)	(69.4)	1.1	(1.6)%
Equity in net (loss) income from unconsolidated joint ventures									(5.2)	4.0	(9.2)	(230.0)%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									17.2	(6.4)	23.6	(368.8)%
Purchase price and other fair value adjustments									(2.0)	49.3	(51.3)	(104.1)%
(Loss) gain on sale of real estate, net									(1.0)	23.5	(24.5)	(104.3)%
Net income									$52.8	$113.8	$(61.0)	(53.6)%
Rental Revenue
Rental revenues decreased primarily as a result of Disposed Properties ($5.0 million), which included the sale of 635 Madison in the second quarter of 2018 ($1.5 million). The decrease was partially offset by increased revenue at our Same-Store properties ($4.7 million).

The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2019 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,306,846
Property no longer in redevelopment	96,857
Space which became available during the period (3)
• Office	293,513
• Retail	5,500
• Storage	4,185
	303,198
Total space available	1,706,901
Leased space commenced during the period:
• Office(4)	269,831	288,295	$66.70	$62.81	$81.95	7.6	13.6
• Retail	630	630	$695.24	$—	$—	5.0	10.4
• Storage	1,315	1,315	$28.50	$—	$—	15.0	29.6
Total leased space commenced	271,776	290,240	$67.89	$62.81	$81.24	7.6	13.7

Total available space at end of period	1,435,125

Early renewals
• Office	108,531	114,548	$73.71	$74.84	$10.25	0.7	4.2
• Retail	7,100	7,100	$157.96	$162.27	$—	—	3.0
• Storage	180	950	$25.00	$25.00	$—	—	2.3
Total early renewals	115,811	122,598	$78.21	$79.52	$9.58	0.7	4.1

Total commenced leases, including replaced previous vacancy
• Office		402,843	$68.69	$67.90	$67.08	5.7	11.0
• Retail		7,730	$201.75	$162.27	$10.19	0.4	3.6
• Storage		2,265	$27.03	$25.00	$—	8.7	18.1
Total commenced leases		412,838	$70.96	$70.16	$65.64	5.6	10.9

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	202,480
Space which became available during the period(3)
• Office	32,395
• Retail	170
• Storage	1,026
	33,591
Total space available	236,071
Leased space commenced during the period:
• Office(5)	13,790	13,865	$36.01	$34.83	$15.38	2.2	3.8
• Storage	200	826	$15.00	$15.00	$—	—	5.8
Total leased space commenced	13,990	14,691	$34.83	$33.62	$14.52	2.1	3.9

Total available space at end of the period	222,081

Early renewals
• Office	19,025	18,325	$30.54	$31.27	$8.94	4.4	5.1
Total early renewals	19,025	18,325	$30.54	$31.27	$8.94	4.4	5.1

Total commenced leases, including replaced previous vacancy
• Office		32,190	$32.89	$32.73	$11.72	3.5	4.5
• Retail		—	$—	$—	$—	—	—
• Storage		826	$15.00	$15.00	$—	—	5.8
Total commenced leases		33,016	$32.45	$32.27	$11.42	3.4	4.5

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $66.21 per rentable square feet for 156,054 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $69.38 per rentable square feet for 270,602 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $36.38 per rentable square feet for 12,700 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $32.93 per rentable square feet for 31,025 rentable square feet.

Investment Income
For the three months ended March 31, 2019, investment income increased primarily as a result of an increase in the weighted average book balance of our debt and preferred equity investments. For the three months ended March 31, 2019, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.2 billion and 8.8%, respectively, compared to $2.0 billion and 9.2%, respectively, for the same period in 2018. As of March 31, 2019, the debt and preferred equity investments had a weighted average term to maturity of 1.8 years, excluding extension options.
Other Income
Other income decreased primarily due to lease termination income recognized in 2018 ($2.9 million), and promote income related to the sale of 1274 5th Avenue ($2.1 million), partially offset by a $4.1 million insurance settlement related to a previous tenant.
Property Operating Expenses
Property operating expenses decreased primarily due to the Disposed Properties ($2.5 million), partially offset by increased real estate taxes at our Same-Store Properties ($2.2 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses were $26.0 million for the three months ended March 31, 2019, or 5.9% of total combined revenues, including our share of joint venture revenues, and an annualized 55 basis points of total combined assets, including our share of joint venture assets for 2019 compared to $23.5 million for the three months ended March 31, 2018, or 5.3% of total revenues including our share of joint venture revenues, and 50 basis points of total assets including our share of joint venture assets for 2018. Marketing, general and administrative expenses for the three months ended March 31, 2019 includes $2.2 million of additional expense related to new accounting guidance for leasing costs, which requires the Company to expense certain internal costs that were previously capitalized.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased primarily as a result of a higher weighted average balance and rate of the 2017 revolver ($6.8 million) and term loans ($2.5 million), partially offset by the extinguishment of debt at One Madison Avenue ($7.1 million) in the fourth quarter of 2018. The weighted average consolidated debt balance outstanding was $5.9 billion for the three months ended March 31, 2019, compared to $5.5 billion for the three months ended March 31, 2018. The consolidated weighted average interest rate was 4.04% for the three months ended March 31, 2019, as compared to 3.99% for the three months ended March 31, 2018.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the acceleration of amortization related to the redevelopment of 609 5th Avenue in the first quarter of 2018 ($2.4 million), partially offset by 712 Madison Avenue, which is a newly acquired property that started depreciating in the fourth quarter of 2018 ($1.4 million).
Equity in Net (Loss) Income in Unconsolidated Joint Ventures
Equity in net (loss) income from unconsolidated joint ventures decreased primarily as a result of increased depreciation at 650 5th Avenue ($3.0 million) and 2 Herald Square ($1.7 million), as well as the repayment and redemption of certain debt and preferred equity investments accounted for under the equity method ($2.5 million).
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate
During the three months ended March 31, 2019, we recognized a gain on sale related to our interests in 131-137 Spring Street ($17.7 million).
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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2019 were as follows (in thousands):

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Property mortgages and other loans	$5,143	$26,641	$201,379	$207,985	$122,851	$1,145,407	$1,709,406
MRA and FHLB facilities	27,500	310,000	—	—	—	—	337,500
Corporate obligations	—	250,000	350,000	800,000	2,090,000	400,000	3,890,000
Joint venture debt-our share	112,359	251,433	522,359	220,810	277,996	2,430,198	3,815,155
Total	$145,002	$838,074	$1,073,738	$1,228,795	$2,490,847	$3,975,605	$9,752,061
As of March 31, 2019, we had $173.7 million of consolidated cash on hand, inclusive of $29.4 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash, cash equivalents, and restricted cash were $295.7 million and $378.3 million at March 31, 2019 and 2018, respectively, representing a decrease of $82.6 million. The decrease was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)
Net cash provided by operating activities	$62,313	$94,546	$(32,233)
Net cash (used in) provided by investing activities	$(291,843)	$456,002	$(747,845)
Net cash provided by (used in) financing activities	$246,128	$(422,309)	$668,437
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
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2019, when compared to the three months ended March 31, 2018, the change in investing cash flows was due to the following activities (in thousands):

Acquisitions of real estate property	$1,276
Additions to land, buildings and improvements	12,107
Acquisition deposits and deferred purchase price	(1,890)
Investments in unconsolidated joint ventures	(22,193)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	(119,030)
Net proceeds from disposition of real estate/joint venture interest	(395,378)
Other investments	20,631
Origination of debt and preferred equity investments	(200,606)
Repayments or redemption of debt and preferred equity investments	(42,762)
Decrease in net cash provided by investing activities	$(747,845)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $51.6 million for the three months ended March 31, 2018 to $39.5 million for the three months ended March 31, 2019. The decrease in capital expenditures relates primarily to lower costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our credit facilities, our MRA facilities, senior unsecured notes, convertible or exchangeable securities, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.

During the three months ended March 31, 2019, when compared to the three months ended March 31, 2018, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$10,757
Repayments of mortgages and other loans payable	8,279
Proceeds from revolving credit facility and senior unsecured notes	65,000
Repayments of revolving credit facility and senior unsecured notes	265,000
Proceeds from stock options exercised and DRSPP issuance	(724)
Repurchase of common stock	348,436
Redemption of preferred units	(14,992)
Redemption of OP units	(15,697)
Distributions to noncontrolling interests in other partnerships	68
Contributions from noncontrolling interests in other partnerships	4
Distributions to noncontrolling interests in the Operating Partnership	198
Dividends paid on common and preferred stock	4,330
Tax withholdings related to restricted share awards	716
Deferred loan costs and capitalized lease obligation	(2,938)
Increase in net cash provided by financing activities	$668,437
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2019, 83,272,202 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
In August 2016, our Board of Directors approved a share repurchase plan under which we can repurchase up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized three separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, and fourth quarter of 2018 bringing the total program size to $2.5 billion.
At March 31, 2019, repurchases executed under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
First quarter 2019	397,783	$86.07	18,485,105

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Shares of common stock issued	540	447
Dividend reinvestments/stock purchases under the DRSPP	$47	$42
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of March 31, 2019, 4.5 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the three months ended March 31, 2019, 14,298 phantom stock units and 9,722 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.9 million during the three months ended March 31, 2019 related to the Deferred Compensation Plan. We recorded compensation expense of $2.2 million during the three months ended March 31, 2018 related to the Deferred Compensation Plan.
As of March 31, 2019, there were 124,576 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2019 and December 31, 2018, (amounts in thousands).

Debt Summary:	March 31, 2019	December 31, 2018
Balance
Fixed rate	$2,542,126	$2,543,476
Variable rate—hedged	1,000,000	1,000,000
Total fixed rate	3,542,126	3,543,476
Total variable rate	2,398,314	2,048,442
Total debt	$5,940,440	$5,591,918

Debt, preferred equity, and other investments subject to variable rate	1,326,824	1,299,390
Net exposure to variable rate debt	1,071,490	749,052

Percent of Total Debt:
Fixed rate	59.6%	63.4%
Variable rate	40.4%	36.6%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.05%	4.34%
Variable rate	4.03%	3.57%
Effective interest rate	4.04%	4.06%
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (2.49% and 2.50% at March 31, 2019 and December 31, 2018, respectively). Our consolidated debt at March 31, 2019 had a weighted average term to maturity of 4.31 years.

Certain of our debt and equity investments and other investments, with a carrying value of $1.3 billion at March 31, 2019, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of March 31, 2019, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2019, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At March 31, 2019, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2019, the facility fee was 20 basis points.
As of March 31, 2019, we had $11.8 million of outstanding letters of credit, $790.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $0.7 billion under the 2017 credit facility. At March 31, 2019 and December 31, 2018, the revolving credit facility had a carrying value of $782.7 million and $492.2 million, respectively, net of deferred financing costs. At March 31, 2019 and December 31, 2018, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2019 and December 31, 2018, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of March 31, 2019, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $10.2 million and would increase our share of joint venture annual interest cost by $14.0 million. At March 31, 2019, 58.4% of our $2.3 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $3.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of March 31, 2019 bore interest based on a spread of LIBOR plus 18 basis points to LIBOR plus 340 basis points.

Contractual Obligations
Refer to our 2018 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2019.
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
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2019, we expect to incur $102.5 million of recurring capital expenditures and $49.1 million of development or redevelopment expenditures on existing consolidated properties, and our share of capital expenditures at our joint venture properties will be $318.7 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.40 per share, we would pay $283.1 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2017 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
Furthermore, with respect to certain of our properties, including properties held by joint ventures or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss.
Funds from Operations
FFO is a widely recognized non-GAAP financial measure of REIT performance. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or Nareit, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the Nareit definition, or that interpret the Nareit definition differently than the Company does. The revised White Paper on FFO approved by the Board of Governors of Nareit in April 2002, and subsequently restated in December 2018, defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
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
FFO for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to SL Green common stockholders	$43,792	$101,766
Add:
Depreciation and amortization	68,343	69,388
Joint venture depreciation and noncontrolling interest adjustments	47,625	48,006
Net income attributable to noncontrolling interests	2,515	5,470
Less:
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	17,166	(6,440)
(Loss) gain on sale of real estate, net	(1,049)	23,521
Purchase price and other fair value adjustments	(2,041)	49,293
Depreciation on non-rental real estate assets	707	566
Funds from Operations attributable to SL Green common stockholders	$147,492	$157,690
Cash flows provided by operating activities	$62,313	$94,546
Cash flows (used in) provided by investing activities	$(291,843)	$456,002
Cash flows provided by (used in) financing activities	$246,128	$(422,309)
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2018 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2018.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2019, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of March 31, 2019 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2019 the Operating Partnership issued no units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock, on a one-for-one basis, pursuant to the Operating Partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
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
At March 31, 2019, repurchases executed under the plan were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
First quarter 2019	397,783	$86.07	18,485,105
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

3.1
Twenty-Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of May 1, 2019, incorporated by reference to the Company's Form 8-K, dated as of May 3, 2019, filed with the SEC on May 3, 2019.

10.1	Form of Indemnification Agreement for Officers and Directors, filed herewith.
31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3
Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3
Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.4
Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.10
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: May 9, 2019	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	May 9, 2019
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	May 9, 2019
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	May 9, 2019
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	May 9, 2019
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	May 9, 2019
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	May 9, 2019
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	May 9, 2019
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	May 9, 2019
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	May 9, 2019
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	May 9, 2019
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: May 9, 2019		Matthew J. DiLiberto Chief Financial Officer