Form 10-Q
period 2019-09-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2019-11-06
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
As of November 4, 2019, 80,110,275 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of November 4, 2019, 1,022,624 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of September 30, 2019 the Company owns 95.04% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2019, noncontrolling investors held, in aggregate, a 4.96% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,860,922	$1,774,899
Building and improvements	5,352,144	5,268,484
Building leasehold and improvements	1,431,183	1,423,107
Right of use asset - financing leases	47,445	47,445
Right of use asset - operating leases	396,795	—
	9,088,489	8,513,935
Less: accumulated depreciation	(2,147,395)	(2,099,137)
	6,941,094	6,414,798
Assets held for sale	403,488	—
Cash and cash equivalents	121,751	129,475
Restricted cash	94,793	149,638
Investments in marketable securities	30,208	28,638
Tenant and other receivables	44,950	41,589
Related party receivables	20,030	28,033
Deferred rents receivable	306,431	335,985
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,224 and $22,379 in 2019 and 2018, respectively, and allowances of $1,750 and $5,750 in 2019 and 2018, respectively.	1,954,556	2,099,393
Investments in unconsolidated joint ventures	2,923,595	3,019,020
Deferred costs, net	182,621	209,110
Other assets	271,467	295,679
Total assets (1)	$13,294,984	$12,751,358
Liabilities
Mortgages and other loans payable, net	$2,417,161	$1,961,240
Revolving credit facility, net	328,549	492,196
Unsecured term loans, net	1,493,691	1,493,051
Unsecured notes, net	1,496,367	1,495,214
Accrued interest payable	27,568	23,154
Other liabilities	140,899	116,566
Accounts payable and accrued expenses	143,361	147,060
Deferred revenue	126,321	94,453
Lease liability - financing leases	44,251	43,616
Lease liability - operating leases	384,661	3,603
Dividend and distributions payable	78,541	80,430
Security deposits	62,166	64,688
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,843,536	6,115,271

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	401,863	387,805
Preferred units	286,285	300,427

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2019 and December 31, 2018	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 82,570 and 84,739 issued and outstanding at September 30, 2019 and December 31, 2018, respectively (including 1,055 shares held in treasury at September 30, 2019 and December 31, 2018)	826	847
Additional paid-in-capital	4,407,667	4,508,685
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive (loss) income	(40,132)	15,108
Retained earnings	1,225,904	1,278,998
Total SL Green stockholders' equity	5,692,148	5,901,521
Noncontrolling interests in other partnerships	71,152	46,334
Total equity	5,763,300	5,947,855
Total liabilities and equity	$13,294,984	$12,751,358

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $219.4 million and $110.0 million of land, $522.9 million and $346.7 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $47.4 million of right of use assets, $27.6 million and $42.2 million of accumulated depreciation, $99.4 million and $112.6 million of other assets included in other line items, $473.2 million and $140.8 million of real estate debt, net, $1.4 million and $0.4 million of accrued interest payable, $57.4 million and $43.6 million of lease liabilities, and $35.7 million and $18.3 million of other liabilities included in other line items as of September 30, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenue, net	$248,028	$250,866	$733,105	$731,055
Investment income	51,518	48,977	153,167	143,540
Other income	14,088	7,702	44,641	35,761
Total revenues	313,634	307,545	930,913	910,356
Expenses
Operating expenses, including related party expenses of $5,460 and $13,575 in 2019 and $4,790 and $13,289 in 2018	59,847	56,852	175,862	172,871
Real estate taxes	49,626	48,805	143,008	139,788
Operating lease rent	8,295	9,507	24,891	26,661
Interest expense, net of interest income	48,112	55,168	145,797	156,695
Amortization of deferred financing costs	3,112	2,630	8,566	9,713
Depreciation and amortization	70,464	70,747	208,268	208,049
Loan loss and other investment reserves, net of recoveries	—	1,087	—	1,087
Transaction related costs	44	163	360	673
Marketing, general and administrative	23,841	20,594	75,300	66,601
Total expenses	263,341	265,553	782,052	782,138

Equity in net (loss) income from unconsolidated joint ventures	(9,864)	971	(22,644)	9,709
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	70,937	76,181	136,522
Purchase price and other fair value adjustments	3,799	(3,057)	69,389	57,385
Gain (loss) on sale of real estate, net	3,541	(2,504)	2,492	6,227
Depreciable real estate reserves and impairment	(7,047)	(6,691)	(7,047)	(6,691)
Loss on early extinguishment of debt	—	(2,194)	—	(2,194)
Net income	40,722	99,454	267,232	329,176
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(1,719)	(4,797)	(12,306)	(15,656)
Noncontrolling interests in other partnerships	624	136	2,524	(234)
Preferred units distributions	(2,732)	(2,846)	(8,185)	(8,542)
Net income attributable to SL Green	36,895	91,947	249,265	304,744
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net income attributable to SL Green common stockholders	$33,157	$88,209	$238,052	$293,531

Basic Earnings per Share	$0.40	$1.03	$2.87	$3.34
Diluted Earnings per Share	$0.40	$1.03	$2.87	$3.34

Basic weighted average common shares outstanding	82,292	85,566	82,855	87,692
Diluted weighted average common shares and common share equivalents outstanding	86,714	90,428	87,309	92,580
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$40,722	$99,454	$267,232	$329,176
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(12,574)	3,919	(59,680)	18,809
Increase (decrease) in unrealized value of marketable securities	230	(32)	1,571	(39)
Other comprehensive (loss) income	(12,344)	3,887	(58,109)	18,770
Comprehensive income	28,378	103,341	209,123	347,946
Net income attributable to noncontrolling interests and preferred units distributions	(3,827)	(7,507)	(17,967)	(24,432)
Other comprehensive loss (income) attributable to noncontrolling interests	607	(210)	2,869	(1,075)
Comprehensive income attributable to SL Green	$25,158	$95,624	$194,025	$322,439

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	83,684	$847	$4,508,685	$(124,049)	$15,108	$1,278,998	$46,334	$5,947,855
Net income							212,370	(1,900)	210,470
Acquisition of subsidiary interest from noncontrolling interest				(515)				(25,276)	(25,791)
Other comprehensive loss						(43,503)			(43,503)
Preferred dividends							(7,475)		(7,475)
DRSPP proceeds		3		263					263
Conversion of units in the Operating Partnership for common stock		5		446					446
Reallocation of noncontrolling interest in the Operating Partnership							(14,028)		(14,028)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(17)		10,533					10,533
Repurchases of common stock		(1,265)	(12)	(68,203)			(41,098)		(109,313)
Contributions to consolidated joint venture interests								50,692	50,692
Cash distributions to noncontrolling interests								(271)	(271)
Cash distributions declared ($1.70 per common share, none of which represented a return of capital for federal income tax purposes)							(140,377)		(140,377)
Balance at June 30, 2019	$221,932	82,410	$835	$4,451,209	$(124,049)	$(28,395)	$1,288,390	$69,579	$5,879,501
Net income							36,895	(624)	36,271
Acquisition of subsidiary interest from noncontrolling interest				(54)				—	(54)
Other comprehensive loss						(11,737)			(11,737)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		—		39					39
Conversion of units in the Operating Partnership for common stock		—		25					25
Reallocation of noncontrolling interest in the Operating Partnership							(1,481)		(1,481)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		21		5,948					5,948
Repurchases of common stock		(916)	(9)	(49,500)			(25,022)		(74,531)
Contributions to consolidated joint venture interests								2,404	2,404
Cash distributions to noncontrolling interests								(207)	(207)
Cash distributions declared ($0.85 per common share, none of which represented a return of capital for federal income tax purposes)							(69,140)		(69,140)
Balance at September 30, 2019	$221,932	81,515	$826	$4,407,667	$(124,049)	$(40,132)	$1,225,904	$71,152	$5,763,300

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

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$267,232	$329,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,834	217,762
Equity in net loss (income) from unconsolidated joint ventures	22,644	(9,709)
Distributions of cumulative earnings from unconsolidated joint ventures	648	10,174
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(76,181)	(136,522)
Purchase price and other fair value adjustments	(69,389)	(57,385)
Depreciable real estate reserves and impairment	7,047	6,691
Gain on sale of real estate, net	(2,492)	(6,227)
Loan loss reserves and other investment reserves, net of recoveries	—	1,087
Loss on early extinguishment of debt	—	2,194
Deferred rents receivable	(10,005)	(11,328)
Other non-cash adjustments	(9,573)	8,907
Changes in operating assets and liabilities:
Tenant and other receivables	(7,564)	3,186
Related party receivables	8,921	5,186
Deferred lease costs	(38,542)	(31,828)
Other assets	(47,139)	(52,172)
Accounts payable, accrued expenses, other liabilities and security deposits	18,737	20,715
Deferred revenue and land leases payable	18,255	17,638
Net cash provided by operating activities	299,433	317,545
Investing Activities
Acquisitions of real estate property	(261,596)	(40,279)
Additions to land, buildings and improvements	(150,742)	(163,750)
Acquisition deposits and deferred purchase price	(228)	—
Investments in unconsolidated joint ventures	(114,050)	(298,836)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	62,576	208,724
Net proceeds from disposition of real estate/joint venture interest	138,948	892,350
Other investments	(2,491)	991
Origination of debt and preferred equity investments	(555,951)	(652,309)
Repayments or redemption of debt and preferred equity investments	642,634	553,341
Net cash (used in) provided by investing activities	(240,900)	500,232

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2019	2018
Financing Activities
Proceeds from mortgages and other loans payable	$699,072	$339,125
Repayments of mortgages and other loans payable	(162,024)	(351,080)
Proceeds from revolving credit facility and senior unsecured notes	1,090,000	2,205,000
Repayments of revolving credit facility and senior unsecured notes	(1,255,000)	(2,000,000)
Proceeds from stock options exercised and DRSPP issuance	302	15,689
Repurchase of common stock	(175,005)	(760,073)
Redemption of preferred units	(15,142)	(350)
Redemption of OP units	(15,918)	—
Distributions to noncontrolling interests in other partnerships	(478)	(1,863)
Contributions from noncontrolling interests in other partnerships	4,873	4,900
Acquisition of subsidiary interest from noncontrolling interest	(25,791)	—
Distributions to noncontrolling interests in the Operating Partnership	(10,993)	(11,469)
Dividends paid on common and preferred stock	(230,804)	(237,007)
Other obligations related to loan participations	—	16
Tax withholdings related to restricted share awards	(3,126)	(3,842)
Deferred loan costs and capitalized lease obligation	(21,068)	(8,257)
Net cash used in financing activities	(121,102)	(809,211)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(62,569)	8,566
Cash, cash equivalents, and restricted cash at beginning of year	279,113	250,026
Cash, cash equivalents, and restricted cash at end of period	$216,544	$258,592

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership for common stock	$471	$1,560
Redemption of units in the Operating Partnership for the sale of a joint venture	—	10,445
Issuance of preferred units relating to a real estate acquisition	1,000	—
Tenant improvements and capital expenditures payable	10,040	16,246
Fair value adjustment to noncontrolling interest in Operating Partnership	15,509	7,448
Deconsolidation of subsidiaries	395	298,391
Transfer of assets related to assets held for sale	403,488	734,008
Transfer of liabilities related to assets held for sale	—	310,496
Removal of fully depreciated commercial real estate properties	6,602	115,320
Contribution to consolidated joint venture by noncontrolling interest	48,223	—
Share repurchase payable	8,839	41,746
Recognition of right of use assets and related lease liabilities	389,120	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$121,751	$160,248
Restricted cash	94,793	98,344
Total cash, cash equivalents, and restricted cash	$216,544	$258,592
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,860,922	$1,774,899
Building and improvements	5,352,144	5,268,484
Building leasehold and improvements	1,431,183	1,423,107
Right of use asset - financing leases	47,445	47,445
Right of use asset - operating leases	396,795	—
	9,088,489	8,513,935
Less: accumulated depreciation	(2,147,395)	(2,099,137)
	6,941,094	6,414,798
Assets held for sale	403,488	—
Cash and cash equivalents	121,751	129,475
Restricted cash	94,793	149,638
Investments in marketable securities	30,208	28,638
Tenant and other receivables	44,950	41,589
Related party receivables	20,030	28,033
Deferred rents receivable	306,431	335,985
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,224 and $22,379 in 2019 and 2018, respectively, and allowances of $1,750 and $5,750 in 2019 and 2018, respectively.	1,954,556	2,099,393
Investments in unconsolidated joint ventures	2,923,595	3,019,020
Deferred costs, net	182,621	209,110
Other assets	271,467	295,679
Total assets (1)	$13,294,984	$12,751,358
Liabilities
Mortgages and other loans payable, net	$2,417,161	$1,961,240
Revolving credit facility, net	328,549	492,196
Unsecured term loans, net	1,493,691	1,493,051
Unsecured notes, net	1,496,367	1,495,214
Accrued interest payable	27,568	23,154
Other liabilities	140,899	116,566
Accounts payable and accrued expenses	143,361	147,060
Deferred revenue	126,321	94,453
Lease liability - financing leases	44,251	43,616
Lease liability - operating leases	384,661	3,603
Dividend and distributions payable	78,541	80,430
Security deposits	62,166	64,688
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,843,536	6,115,271
Commitments and contingencies	—	—
Limited partner interests in SLGOP (4,258 and 4,131 limited partner common units outstanding at September 30, 2019 and December 31, 2018, respectively)	401,863	387,805
Preferred units	286,285	300,427

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2019	December 31, 2018
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2019 and December 31, 2018	221,932	221,932
SL Green partners' capital (858 and 878 general partner common units and 80,657 and 82,806 limited partner common units outstanding at September 30, 2019 and December 31, 2018, respectively)	5,510,348	5,664,481
Accumulated other comprehensive (loss) income	(40,132)	15,108
Total SLGOP partners' capital	5,692,148	5,901,521
Noncontrolling interests in other partnerships	71,152	46,334
Total capital	5,763,300	5,947,855
Total liabilities and capital	$13,294,984	$12,751,358

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $219.4 million and $110.0 million of land, $522.9 million and $346.7 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $47.4 million of right of use assets, $27.6 million and $42.2 million of accumulated depreciation, $99.4 million and $112.6 million of other assets included in other line items, $473.2 million and $140.8 million of real estate debt, net, $1.4 million and $0.4 million of accrued interest payable, $57.4 million and $43.6 million of lease liabilities, and $35.7 million and $18.3 million of other liabilities included in other line items as of September 30, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental revenue, net	$248,028	$250,866	$733,105	$731,055
Investment income	51,518	48,977	153,167	143,540
Other income	14,088	7,702	44,641	35,761
Total revenues	313,634	307,545	930,913	910,356
Expenses
Operating expenses, including related party expenses of $5,460 and $13,575 in 2019 and $4,790 and $13,289 in 2018	59,847	56,852	175,862	172,871
Real estate taxes	49,626	48,805	143,008	139,788
Operating lease rent	8,295	9,507	24,891	26,661
Interest expense, net of interest income	48,112	55,168	145,797	156,695
Amortization of deferred financing costs	3,112	2,630	8,566	9,713
Depreciation and amortization	70,464	70,747	208,268	208,049
Loan loss and other investment reserves, net of recoveries	—	1,087	—	1,087
Transaction related costs	44	163	360	673
Marketing, general and administrative	23,841	20,594	75,300	66,601
Total expenses	263,341	265,553	782,052	782,138

Equity in net (loss) income from unconsolidated joint ventures	(9,864)	971	(22,644)	9,709
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	70,937	76,181	136,522
Purchase price and other fair value adjustments	3,799	(3,057)	69,389	57,385
Gain (loss) on sale of real estate, net	3,541	(2,504)	2,492	6,227
Depreciable real estate reserves and impairment	(7,047)	(6,691)	(7,047)	(6,691)
Loss on early extinguishment of debt	—	(2,194)	—	(2,194)
Net income	40,722	99,454	267,232	329,176
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	624	136	2,524	(234)
Preferred units distributions	(2,732)	(2,846)	(8,185)	(8,542)
Net income attributable to SLGOP	38,614	96,744	261,571	320,400
Perpetual preferred unit distributions	(3,738)	(3,738)	(11,213)	(11,213)
Net income attributable to SLGOP common unitholders	$34,876	$93,006	$250,358	$309,187

Basic Earnings per Unit	$0.40	$1.03	$2.87	$3.34
Diluted Earnings per Unit	$0.40	$1.03	$2.87	$3.34

Basic weighted average common units outstanding	86,550	90,209	87,138	92,369
Diluted weighted average common units and common unit equivalents outstanding	86,714	90,428	87,309	92,580
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$40,722	$99,454	$267,232	$329,176
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(12,574)	3,919	(59,680)	18,809
Increase (decrease) in unrealized value of marketable securities	230	(32)	1,571	(39)
Other comprehensive (loss) income	(12,344)	3,887	(58,109)	18,770
Comprehensive income	28,378	103,341	209,123	347,946
Net loss (income) attributable to noncontrolling interests	624	136	2,524	(234)
Other comprehensive loss (income) attributable to noncontrolling interests	607	(210)	2,869	(1,075)
Comprehensive income attributable to SLGOP	$29,609	$103,267	$214,516	$346,637

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	83,684	$5,664,481	$15,108	$46,334	$5,947,855
Net income			212,370		(1,900)	210,470
Acquisition of subsidiary interest from noncontrolling interest			(515)		(25,276)	(25,791)
Other comprehensive loss				(43,503)		(43,503)
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		3	263			263
Conversion of common units		5	446			446
Reallocation of noncontrolling interests in the operating partnership			(14,028)			(14,028)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(17)	10,533			10,533
Repurchases of common stock		(1,265)	(109,313)			(109,313)
Contribution to consolidated joint venture interests					50,692	50,692
Cash distributions to noncontrolling interests					(271)	(271)
Cash distributions declared ($1.70 per common unit, none of which represented a return of capital for federal income tax purposes)			(140,377)			(140,377)
Balance at June 30, 2019	$221,932	82,410	$5,616,385	$(28,395)	$69,579	$5,879,501
Net income			36,895		(624)	36,271
Acquisition of subsidiary interest from noncontrolling interest			(54)		—	(54)
Other comprehensive loss				(11,737)		(11,737)
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		—	39			39
Conversion of common units		—	25			25
Reallocation of noncontrolling interests in the operating partnership			(1,481)			(1,481)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		21	5,948			5,948
Repurchases of common stock		(916)	(74,531)			(74,531)
Contribution to consolidated joint venture interests					2,404	2,404
Cash distributions to noncontrolling interests					(207)	(207)
Cash distributions declared ($0.85 per common unit, none of which represented a return of capital for federal income tax purposes)			(69,140)			(69,140)
Balance at September 30, 2019	$221,932	81,515	$5,510,348	$(40,132)	$71,152	$5,763,300

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2017	$221,932	92,803	$5,984,557	$18,604	$364,361	$6,589,454
Cumulative adjustment upon adoption of ASC 610-20			570,524			570,524
Balance at January 1, 2018	$221,932	92,803	$6,555,081	$18,604	$364,361	$7,159,978
Net income			212,797		371	213,168
Other comprehensive income				14,018		14,018
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		1	64			64
Conversion of common units		15	1,560			1,560
Reallocation of noncontrolling interests in the operating partnership			(4,493)			(4,493)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(20)	8,090			8,090
Repurchases of common stock		(7,133)	(693,091)			(693,091)
Contribution to consolidated joint venture interests					1,828	1,828
Deconsolidation of partially owned entity					(314,596)	(314,596)
Contributions - proceeds from stock options exercised		59	5,637			5,637
Cash distributions to noncontrolling interests					(724)	(724)
Cash distributions declared ($1.625 per common unit, none of which represented a return of capital for federal income tax purposes)			(141,908)			(141,908)
Balance at June 30, 2018	$221,932	85,725	$5,936,262	$32,622	$51,240	$6,242,056
Net income			91,947		(136)	91,811
Other comprehensive income				3,677		3,677
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		—	52			52
Conversion of common units		—	—			—
Reallocation of noncontrolling interests in the operating partnership			11,941			11,941
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		13	4,634			4,634
Repurchases of common stock		(253)	(25,236)			(25,236)
Contribution to consolidated joint venture interests					3,072	3,072
Deconsolidation of partially owned entity					(520)	(520)
Contributions - proceeds from stock options exercised		109	9,936			9,936
Cash distributions to noncontrolling interests					(1,139)	(1,139)
Cash distributions declared ($0.8125 per common unit, none of which represented a return of capital for federal income tax purposes)			(69,371)			(69,371)
Balance at September 30, 2018	$221,932	85,594	$5,956,427	$36,299	$52,517	$6,267,175

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$267,232	$329,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216,834	217,762
Equity in net loss (income) from unconsolidated joint ventures	22,644	(9,709)
Distributions of cumulative earnings from unconsolidated joint ventures	648	10,174
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(76,181)	(136,522)
Purchase price and other fair value adjustments	(69,389)	(57,385)
Depreciable real estate reserves and impairment	7,047	6,691
Gain on sale of real estate, net	(2,492)	(6,227)
Loan loss reserves and other investment reserves, net of recoveries	—	1,087
Loss on early extinguishment of debt	—	2,194
Deferred rents receivable	(10,005)	(11,328)
Other non-cash adjustments	(9,573)	8,907
Changes in operating assets and liabilities:
Tenant and other receivables	(7,564)	3,186
Related party receivables	8,921	5,186
Deferred lease costs	(38,542)	(31,828)
Other assets	(47,139)	(52,172)
Accounts payable, accrued expenses, other liabilities and security deposits	18,737	20,715
Deferred revenue and land leases payable	18,255	17,638
Net cash provided by operating activities	299,433	317,545
Investing Activities
Acquisitions of real estate property	(261,596)	(40,279)
Additions to land, buildings and improvements	(150,742)	(163,750)
Acquisition deposits and deferred purchase price	(228)	—
Investments in unconsolidated joint ventures	(114,050)	(298,836)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	62,576	208,724
Net proceeds from disposition of real estate/joint venture interest	138,948	892,350
Other investments	(2,491)	991
Origination of debt and preferred equity investments	(555,951)	(652,309)
Repayments or redemption of debt and preferred equity investments	642,634	553,341
Net cash (used in) provided by investing activities	(240,900)	500,232

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Financing Activities
Proceeds from mortgages and other loans payable	$699,072	$339,125
Repayments of mortgages and other loans payable	(162,024)	(351,080)
Proceeds from revolving credit facility and senior unsecured notes	1,090,000	2,205,000
Repayments of revolving credit facility and senior unsecured notes	(1,255,000)	(2,000,000)
Proceeds from stock options exercised and DRSPP issuance	302	15,689
Repurchase of common stock	(175,005)	(760,073)
Redemption of preferred units	(15,142)	(350)
Redemption of OP units	(15,918)	—
Distributions to noncontrolling interests in other partnerships	(478)	(1,863)
Contributions from noncontrolling interests in other partnerships	4,873	4,900
Acquisition of subsidiary interest from noncontrolling interest	(25,791)	—
Distributions paid on common and preferred units	(241,797)	(248,476)
Other obligations related to loan participations	—	16
Tax withholdings related to restricted share awards	(3,126)	(3,842)
Deferred loan costs and capitalized lease obligation	(21,068)	(8,257)
Net cash used in financing activities	(121,102)	(809,211)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(62,569)	8,566
Cash, cash equivalents, and restricted cash at beginning of year	279,113	250,026
Cash, cash equivalents, and restricted cash at end of period	$216,544	$258,592

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership for common stock	$471	$1,560
Redemption of units in the Operating Partnership for the sale of a joint venture	—	10,445
Issuance of preferred units relating to a real estate acquisition	1,000	—
Tenant improvements and capital expenditures payable	10,040	16,246
Fair value adjustment to noncontrolling interest in Operating Partnership	15,509	7,448
Deconsolidation of subsidiaries	395	298,391
Transfer of assets related to assets held for sale	403,488	734,008
Transfer of liabilities related to assets held for sale	—	310,496
Removal of fully depreciated commercial real estate properties	6,602	115,320
Contribution to consolidated joint venture by noncontrolling interest	48,223	—
Share repurchase payable	8,839	41,746
Recognition of right of use assets and related lease liabilities	389,120	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$121,751	$160,248
Restricted cash	94,793	98,344
Total cash, cash equivalents, and restricted cash	$216,544	$258,592

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2019
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2019, noncontrolling investors held, in the aggregate, a 4.96% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
As of September 30, 2019, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	20		12,387,091	10	11,216,183	30	23,603,274	94.2%
	Retail	6	(2)	320,430	8	289,050	14	609,480	98.9%
	Development/Redevelopment	6		870,173	1	—	7	870,173	77.5%
	Fee Interest	—		—	1	—	1	—	—%
		32		13,577,694	20	11,505,233	52	25,082,927	93.8%
Suburban	Office	13		2,295,200	—	—	13	2,295,200	89.4%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	—	—	1	1,000	—%
		15		2,348,200	—	—	15	2,348,200	89.6%
Total commercial properties		47		15,925,894	20	11,505,233	67	27,431,127	93.4%
Residential:
Manhattan	Residential	2	(2)	445,105	8	1,663,774	10	2,108,879	95.0%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		2		445,105	8	1,663,774	10	2,108,879	95.0%
Total portfolio		49		16,370,999	28	13,169,007	77	29,540,006	93.5%

(1)
The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units.

(2)
As of September 30, 2019, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

As of September 30, 2019, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $2.0 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2019 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2018 of the Company and the Operating Partnership.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
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
The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if the lease transfers ownership of the asset at the end of the lease term, the lease grants an option to purchase the asset that we are reasonably certain to exercise, the lease term is for a major part of the remaining economic life of the asset, or the present value of the lease payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement the Company records a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. The Company applies a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is known, the Company uses that rate. If the rate implicit in the lease is not known, the Company uses a discount rate reflective of the Company’s collateralized borrowing rate given the term of the lease. To determine the discount rate, the Company employs a third party specialist to develop an analysis based primarily on the observable borrowing rates of the Company, other REITs, and other corporate borrowers with long-term borrowings. On the statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense. On the balance sheet, financing leases include the amounts previously captioned "Properties under capital lease." When applicable, the Company combines the consideration for lease and non-lease components in the calculation of the value of the lease obligation and right-of-use asset.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

We recognized $1.2 million and $3.6 million of rental revenue for the three and nine months ended September 30, 2019, respectively, and $1.3 million and $5.5 million of rental revenue for the three and nine months ended September 30, 2018, respectively, for the amortization of aggregate below-market leases in excess of above-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Identified intangible assets (included in other assets):
Gross amount	$278,192	$266,540
Accumulated amortization	(248,111)	(241,040)
Net(1)	$30,081	$25,500
Identified intangible liabilities (included in deferred revenue):
Gross amount	$304,998	$276,245
Accumulated amortization	(267,429)	(253,767)
Net(1)	$37,569	$22,478

(1)	As of September 30, 2019, and December 31, 2018, no net intangible assets and no net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of September 30, 2019, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
At September 30, 2019 and December 31, 2018, we held the following marketable securities (in thousands):

	September 30, 2019	December 31, 2018
Commercial mortgage-backed securities	$30,208	$28,638
Total marketable securities available-for-sale	$30,208	$28,638

The cost basis of the commercial mortgage-backed securities was $27.5 million at both September 30, 2019 and December 31, 2018. These securities mature at various times through 2035. We held no equity marketable securities as of September 30, 2019 and December 31, 2018.
During the three months ended September 30, 2019 and the nine months ended September 30, 2019, we did not dispose of any marketable securities. During the three months ended September 30, 2018 and the nine months ended September 30, 2018, we did not dispose of any marketable securities.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2019.
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

Lease Classification
Lease classification for leases under which the Company is the lessor is evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to the Company at the end of the lease term may also result in classification as a sales-type lease. Leases qualify as direct financing leases when the present value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable.
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
The Company provides its tenants with certain customary services for lease contracts such as common area maintenance and general security. We have elected to combine the nonlease components with the lease components of our operating lease agreements and account for them as a single lease component in accordance with ASC 842.
We record a gain on sale of real estate assets when we no longer hold a controlling financial interest in the entity holding the real estate, a contract exists with a third party and that third party has control of the assets acquired.
Investment income on debt and preferred equity investments is accrued based on the contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

subject to management's determination that accrued interest is collectible. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
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
When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired. A valuation allowance is measured based upon the excess of the carrying value of the investment over the fair value of the collateral. Any deficiency between the carrying value of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly.
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
September 30, 2019
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
During the three and nine months ended September 30, 2019, we recorded a Federal, state and local tax benefit of $1.0 million and a provision of $0.5 million, respectively. During the three and nine months ended September 30, 2018, we recorded Federal, state and local tax provisions of $0.3 million and $2.0 million, respectively.
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
September 30, 2019
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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Credit Suisse Securities (USA), Inc., who accounts for 8.1% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at September 30, 2019.
For the three months ended September 30, 2019, the following properties contributed more than 5.0% of our annualized cash rent, including our share of joint venture annualized cash rent:

Property	Three months ended September 30, 2019
1185 Avenue of the Americas	7.2%
11 Madison Avenue	7.0%
420 Lexington Avenue	6.2%
1515 Broadway	5.8%
One Madison Avenue	5.7%
220 East 42nd Street	5.2%

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
September 30, 2019
(unaudited)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10 - Codification Improvements to Topic 842, Leases, and ASU No. 2018-11 - Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 - Narrow-Scope Improvements for Lessors and in March 2019 issued ASU No. 2019-01 - Codification Improvements. The Company adopted this guidance on January 1, 2019 using the modified retrospective approach which allows the Company to apply the guidance for the current year presentation and not adjust the prior year numbers. The Company elected the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. The new guidance applies to the ground leases under which the Company is a lessee. The Company has recognized a new asset and liability - “Right of use asset - operating leases” and “Lease liability - operating leases” - for those leases classified as operating leases under the previous standard. The Company will continue to recognize expense on a straight-line basis for these operating leases. The ground leases that the Company historically reported as “Properties under capital leases” and “Capitalized lease obligations” are now labeled “Right of use asset - financing leases” and “Lease liability - financing leases”. The expense recognition of these leases has not changed. The Company adopted the practical expedient offered in ASU No. 2018-11 that allows lessors to not separate non-lease components from the related lease components under certain conditions. In doing so, the Company has collapsed the line “Escalation and reimbursement revenues” into the “Rental revenue, net” line to reflect adopting this practical expedient. The Company also collapsed the prior year balances to conform to the current year presentation. For future leases, the Company no longer capitalizes internal leasing costs that are not incremental as defined under the new guidance. The Company has recorded additional expense of approximately $2.2 million and $6.6 million related to this change for the three and nine months ended September 30, 2019, respectively.
3. Property Acquisitions
The following table summarizes the properties acquired during the nine months ended September 30, 2019:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
106 Spring Street(1)	April 2019	Fee Interest	5,928	$80.2
460 West 34th Street(2)	May 2019	Fee Interest	638,000	440.0
110 Greene Street(3)	May 2019	Fee Interest	223,600	256.5

(1)
In April 2019, the Company accepted an assignment of the equity interests in the property in lieu of repayment of the Company's debt investment and marked the assets received and liabilities assumed to fair value.

(2)
In May 2019, the Company closed on the acquisition of a majority and controlling 70.87% interest in 460 West 34th Street. We recorded the assets acquired and liabilities assumed at fair value, which resulted in the recognition of a fair value adjustment of $67.6 million, which is reflected in the Company's consolidated statement of operations within purchase price and other fair value adjustments, and $18.3 million of net intangible lease liabilities.

(3)	In May 2019, the Company acquired from our joint venture partner the remaining 10% interest in this property that the Company did not already own.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended September 30, 2019, we entered into agreements to sell 220 East 42nd Street in Manhattan and 1010 Washington Boulevard in Stamford, Connecticut for total consideration of $815.0 million and $23.1 million, respectively. The sale of 1010 Washington Boulevard closed in November. The sale of 220 East 42nd Street is expected to close in the first quarter of 2020.
As of September 30, 2019, 220 East 42nd Street and 1010 Washington Boulevard were classified as held for sale. During the third quarter of 2019, the Company recorded a charge of $7.0 million in connection with the reclassification of 1010 Washington Boulevard to held for sale. This charge is included in depreciable real estate reserves and impairment in the consolidated statements of operations.
Property Dispositions
The following table summarizes the properties sold during the nine months ended September 30, 2019:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss) (in millions)
115 Spring Street (2)	August 2019	Fee Interest	5,218	$66.6	$3.6

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)
The Company sold a 49% interest, which resulted in the deconsolidation of our remaining 51% interest. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $3.8 million, which is reflected in the Company's consolidated statements of operations within purchase price and other fair value adjustments. See Note 6, "Investments in Unconsolidated Joint Ventures."

5. Debt and Preferred Equity Investments
Below is a summary of the activity relating to our debt and preferred equity investments for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Balance at beginning of year (1)	$2,099,393	$2,114,041
Debt investment originations/accretion (2)	573,786	834,304
Preferred equity investment originations/accretion (2)	10,969	151,704
Redemptions/sales/syndications/amortization (3)	(733,592)	(994,906)
Net change in loan loss reserves	4,000	(5,750)
Balance at end of period (1)	$1,954,556	$2,099,393

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in other assets and other liabilities on the consolidated balance sheets.

The following table is a rollforward of our total loan loss reserves for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Balance at beginning of year	$5,750	$—
Expensed	—	6,839
Recoveries	—	—
Charge-offs and reclassifications	(4,000)	(1,089)
Balance at end of period	$1,750	$5,750

At September 30, 2019, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of three investments with carrying values of $29.0 million, $30.0 million and $41.6 million, as discussed in subnotes 5 and 6 of the Debt Investments table below. The investment with a carrying value of $41.6 million was repaid in October 2019. At December 31, 2018, all debt and preferred equity investments were performing in accordance with their respective terms.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

At September 30, 2019, the Company's loan loss reserves of $1.8 million were attributable to one investment with an unpaid principal balance of $145.4 million that is being marketed for sale, but is otherwise performing in accordance with its respective terms, and was not put on nonaccrual.
We have determined that we have one portfolio segment of financing receivables at September 30, 2019 and December 31, 2018 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $89.8 million and $88.8 million at September 30, 2019 and December 31, 2018, respectively. No financing receivables were 90 days past due at September 30, 2019 and December 31, 2018 with the exception of a $28.4 million financing receivable which was put on nonaccrual in August 2018 as a result of interest default. The loan was evaluated in accordance with our loan review procedures and the Company concluded that the fair value of the collateral exceeded the carrying amount of the loan.
As of September 30, 2019, management estimated the weighted average risk rating for our debt and preferred equity investments to be 1.2.
Debt Investments
As of September 30, 2019 and December 31, 2018, we held the following debt investments with an aggregate weighted average current yield of 8.89% at September 30, 2019 (dollars in thousands):

Loan Type	September 30, 2019 Future Funding Obligations	September 30, 2019 Senior Financing	September 30, 2019 Carrying Value (1)	December 31, 2018 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan(3a)	$—	$1,160,000	$220,321	$213,185	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,946	24,932	April 2022
Mezzanine Loan	—	280,000	38,177	36,585	August 2022
Mezzanine Loan	—	323,003	211,105	—	June 2023
Mezzanine Loan	—	84,207	12,712	12,706	November 2023
Mezzanine Loan	—	180,000	30,000	30,000	December 2023
Mezzanine Loan(3b)	—	115,000	12,948	12,941	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan(4)	—	—	—	11,000
Total fixed rate	$—	$4,111,960	$638,959	$430,099
Floating Rate Investments:
Mezzanine Loan(5)	—	142,000	30,000	15,333	May 2019
Mezzanine Loan(5)	—	—	29,000	14,822	May 2019
Mortgage/Mezzanine Loan(6)	—	—	41,631	154,070	September 2019
Mezzanine Loan(7)	—	350,000	34,999	34,886	October 2019
Mortgage/Mezzanine Loan	5,598	37,291	92,185	62,493	January 2020
Mezzanine Loan	1	579,997	94,730	79,164	January 2020
Mortgage Loan	6,987	—	92,922	88,501	February 2020
Mortgage/Mezzanine Loan	—	—	69,661	—	March 2020
Mezzanine Loan	51	329,673	54,832	53,402	March 2020
Mezzanine Loan	—	40,000	19,999	19,986	April 2020
Mezzanine Loan	5,664	44,812	14,886	12,627	July 2020
Mortgage/Mezzanine Loan	—	—	19,958	19,999	August 2020
Mortgage/Mezzanine Loan	—	64,070	55,349	83,449	October 2020
Mezzanine Loan	28,834	402,237	98,960	88,817	November 2020

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

Loan Type	September 30, 2019 Future Funding Obligations	September 30, 2019 Senior Financing	September 30, 2019 Carrying Value (1)	December 31, 2018 Carrying Value (1)	Maturity Date (2)
Mortgage and Mezzanine Loan	—	—	35,355	35,266	December 2020
Mortgage/Mezzanine Loan	25,504	—	194,545	277,694	April 2021
Mezzanine Loan	9,750	275,000	40,023	24,961	April 2021
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,689	15,665	July 2021
Mezzanine Loan	13,978	147,626	40,364	—	July 2021
Mortgage/Jr. Mortgage Participation Loan	—	—	—	84,012
Mortgage/Mezzanine Loan	—	—	—	37,094
Mortgage and Mezzanine Loan	—	—	—	98,804
Mezzanine Loan	—	—	—	7,305
Mezzanine Loan	—	—	—	14,998
Mezzanine Loan	—	—	—	21,990
Mezzanine Loan(8)	—	—	—	37,499
Total floating rate	$96,367	$2,472,706	$1,075,088	$1,382,837
Total	$96,367	$6,584,666	$1,714,047	$1,812,936

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.3 million and (b) $12.0 million.

(4)	This loan was sold in 2019.

(5)	This loan is in maturity default. No impairment was recorded as the Company believes that the fair value of the property exceeded the carrying amount of the loans.

(6)	This loan was in maturity default as of September 30, 2019, but was repaid in October 2019.

(7)	This loan was repaid in October 2019.

(8)	In 2019, the Company accepted an assignment of the equity interests in the property in lieu of repayment, and marked the assets received and liabilities assumed to fair value.

Preferred Equity Investments
As of September 30, 2019 and December 31, 2018, we held the following preferred equity investments with an aggregate weighted average current yield of 9.51% at September 30, 2019 (dollars in thousands):

Type	September 30, 2019 Future Funding Obligations	September 30, 2019 Senior Financing	September 30, 2019 Carrying Value (1)	December 31, 2018 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$272,000	$143,614	$143,183	April 2021
Preferred Equity	—	1,763,271	96,895	143,274	June 2022
Total	$—	$2,035,271	$240,509	$286,457

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2019, the book value of these investments was $2.9 billion, net of investments with negative book values totaling $82.1 million for which we have an implicit commitment to fund future capital needs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

As of September 30, 2019 and December 31, 2018, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, One Vanderbilt, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $876.9 million and $808.3 million as of September 30, 2019 and December 31, 2018, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of September 30, 2019:

Property	Partner	Ownership Interest(1)	Economic Interest(1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue(2)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor/Jeff Sutton	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway(3)	Jeff Sutton	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street(4)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue(5)	Jeff Sutton	50.00%	50.00%	69,214
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000
Stonehenge Portfolio(6)	Various	Various	Various	1,439,016
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
333 East 22nd Street	Private Investors	33.33%	33.33%	26,926
400 East 57th Street(7)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482
One Vanderbilt	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of September 30, 2019. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
In January 2018, the partnership agreement for our investment was modified resulting in the Company no longer having a controlling interest in this investment. As a result, the investment was deconsolidated as of January 1, 2018. We recorded our non-controlling interest at fair value resulting in a $49.3 million fair value adjustment in the consolidated statement of operations. This fair value was allocated to the assets and liabilities, including identified intangibles, of the joint venture.

(3)
The acquisition price represents only the purchase of the 1552 Broadway interest, which comprised approximately 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

(4)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% interest in three residential units at the property.

(5)
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

(6)
We, together with our joint venture partner, closed on the sale of one property from the Stonehenge Portfolio in February 2019 and another property in May 2019. These sales are further described under Sale of Joint Venture Interest of Properties below.

(7)
In October 2016, we sold a 49% interest in this property. Our interest in the property was sold within a consolidated joint venture owned 90% by the Company and 10% by Stonehenge. The transaction resulted in the deconsolidation of the venture's remaining 51% interest in the property. Our joint venture with Stonehenge remains consolidated resulting in the combined 51% interest being shown within investments in unconsolidated joint ventures on our balance sheet.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of September 30, 2019 and December 31, 2018, the carrying value for acquisition, development and construction arrangements were as follows (dollars in thousands):

Loan Type	September 30, 2019	December 31, 2018	Maturity Date
Mezzanine Loan	—	44,357	February 2022
	$—	$44,357

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the nine months ended September 30, 2019:

Property	Ownership Interest	Disposition Date	Gross Asset Valuation (in thousands)(1)	Gain (Loss) on Sale (in thousands)(2)
131-137 Spring Street	20.00%	January 2019	$216,000	$17,660
521 Fifth Avenue	50.50%	May 2019	381,000	57,874
Stonehenge Portfolio (partial)	Various	Various	468,800	(2,408)

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents the Company's share of the gain (loss). Gain (loss) amounts do not include adjustments for expenses recorded in subsequent periods.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2019 and December 31, 2018, respectively, are as follows (dollars in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)	September 30, 2019	December 31, 2018
Fixed Rate Debt:
717 Fifth Avenue (mortgage)	10.92%	July 2022	4.45%	$300,000	$300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022	5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022	4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022	5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	3.93%	842,966	855,876
11 Madison Avenue	60.00%	September 2025	3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026	3.00%	98,265	99,828
Worldwide Plaza	24.35%	November 2027	3.98%	1,200,000	1,200,000
Stonehenge Portfolio (3)	Various	Various	3.50%	196,112	321,076
521 Fifth Avenue (4)				—	170,000
Total fixed rate debt				$5,356,671	$5,666,108

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		September 30, 2019	December 31, 2018
Floating Rate Debt:
121 Greene Street	50.00%	November 2019	L+	1.50%	$15,000	$15,000
10 East 53rd Street	55.00%	February 2020	L+	2.25%	170,000	170,000
280 Park Avenue	50.00%	September 2020	L+	1.73%	1,200,000	1,200,000
1552 Broadway	50.00%	October 2020	L+	2.65%	195,000	195,000
11 West 34th Street	30.00%	January 2021	L+	1.45%	23,000	23,000
100 Park Avenue	49.90%	February 2021	L+	1.75%	357,897	360,000
One Vanderbilt (5)	71.01%	September 2021	L+	2.75%	619,258	375,000
2 Herald Square	51.00%	November 2021	L+	1.55%	150,000	133,565
55 West 46th Street (6)	25.00%	August 2022	L+	1.25%	192,524	185,569
115 Spring Street	51.00%	September 2023	L+	3.40%	65,550	—
605 West 42nd Street	20.00%	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	1 Year Treasury+	2.75%	1,515	1,571
131-137 Spring Street (7)					—	141,000
103 East 86th Street (8)					—	38,000
Total floating rate debt					$3,539,744	$3,387,705
Total joint venture mortgages and other loans payable					$8,896,415	$9,053,813
Deferred financing costs, net					(97,400)	(103,191)
Total joint venture mortgages and other loans payable, net					$8,799,015	$8,950,622

(1)
Economic interest represents the Company's interests in the joint venture as of September 30, 2019. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)
Interest rates as of September 30, 2019, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

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

(6)
In August 2019, this loan was refinanced with a new $192.5 million mortgage loan which carries a floating interest rate of 125 basis points over 30-day LIBOR. This loan has a committed amount of $198.0 million, of which $5.5 million was unfunded as of September 30, 2019.

(7)	In January 2019, we closed on the sale of our interest in the property.

(8)	In February 2019, we, along with our joint venture partner, closed on the sale of the property.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.4 million and $8.8 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2019, respectively. We earned $2.4 million and $9.3 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2018, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30, 2019	December 31, 2018
Assets (1)
Commercial real estate property, net	$14,280,158	$14,347,673
Cash and restricted cash	299,699	381,301
Tenant and other receivables, related party receivables, and deferred rents receivable	360,394	273,141
Debt and preferred equity investments, net	—	44,357
Other assets	2,084,421	2,187,166
Total assets	$17,024,672	$17,233,638
Liabilities and equity (1)
Mortgages and other loans payable, net	$8,799,015	$8,950,622
Deferred revenue/gain	1,535,067	1,660,838
Lease liabilities	898,996	637,168
Other liabilities	300,576	309,145
Equity	5,491,018	5,675,865
Total liabilities and equity	$17,024,672	$17,233,638
Company's investments in unconsolidated joint ventures	$2,923,595	$3,019,020

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$286,010	$304,869	$883,977	$940,005
Operating expenses	50,759	56,304	153,397	166,433
Operating lease rent	6,713	4,397	18,848	13,247
Real estate taxes	53,321	56,747	159,544	169,612
Interest expense, net of interest income	92,601	88,328	282,917	269,717
Amortization of deferred financing costs	4,436	4,446	14,434	16,912
Depreciation and amortization	100,736	101,538	308,748	318,113
Total expenses	308,566	311,760	937,888	954,034
Loss on early extinguishment of debt	(1,031)	—	(1,031)	—
Net loss before gain on sale (1)	$(23,587)	$(6,891)	$(54,942)	$(14,029)
Company's equity in net (loss) income from unconsolidated joint ventures (1)	$(9,864)	$971	$(22,644)	$9,709

(1)
The combined statements of operations and the Company's equity in net (loss) income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

7. Deferred Costs
Deferred costs at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred leasing costs	$445,489	$453,833
Less: accumulated amortization	(262,868)	(244,723)
Deferred costs, net	$182,621	$209,110

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at September 30, 2019 and December 31, 2018, respectively, were as follows (dollars in thousands):

Property	Maturity Date	Interest Rate (1)		September 30, 2019	December 31, 2018
Fixed Rate Debt:
762 Madison Avenue	February 2022		5.00%	771	771
100 Church Street	July 2022		4.68%	210,382	213,208
420 Lexington Avenue	October 2024		3.99%	300,000	300,000
400 East 58th Street (2)	November 2026		3.00%	39,306	39,931
Landmark Square	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027		3.59%	35,297	35,807
315 West 33rd Street	February 2027		4.17%	250,000	250,000
Total fixed rate debt				$1,385,756	$1,389,717
Floating Rate Debt:
FHLB Facility	December 2019	L+	0.18%	14,500	14,500
FHLB Facility	January 2020	L+	0.26%	10,000	—
FHLB Facility	February 2020	L+	0.32%	15,000	—
2017 Master Repurchase Agreement	June 2020	L+	2.22%	190,107	300,000
133 Greene Street	August 2020	L+	2.00%	15,523	15,523
106 Spring Street	January 2021	L+	2.50%	38,025	—
609 Fifth Avenue	March 2021	L+	2.40%	52,990	—
185 Broadway (4)	November 2021	L+	2.85%	115,886	111,869
712 Madison Avenue	December 2021	L+	2.50%	28,000	28,000
460 West 34th Street (5)	May 2022	L+	2.23%	310,236
Suburban Loan (6)	July 2022	L+	2.79%	228,660	—
719 Seventh Avenue	September 2023	L+	1.20%	50,000	50,000
FHLB Facility (7)				—	13,000
115 Spring Street (8)				—	65,550
Total floating rate debt				$1,068,927	$598,442
Total mortgages and other loans payable				$2,454,683	$1,988,159
Deferred financing costs, net of amortization				(37,522)	(26,919)
Total mortgages and other loans payable, net				$2,417,161	$1,961,240

(1)
Interest rate as of September 30, 2019, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

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

(6)	Collateralized by the properties located at 360 Hamilton Avenue, 100 Summit Lake Drive, 200 Summit Lake Drive and 500 Summit Lake Drive.

(7)	In August 2019, the loan was repaid.

(8)
In August 2019, the Company sold a 49% interest in 115 Spring Street to a private investor. The transaction resulted in the deconsolidation of our remaining 51% interest. See Note 6, "Investments in Unconsolidated Joint Ventures."

At September 30, 2019 and December 31, 2018, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $3.7 billion and $2.6 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

Federal Home Loan Bank of New York Facility
The Company's wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances. As of September 30, 2019, we had $14.5 million, $10.0 million and $15.0 million in outstanding secured advances with a borrowing rate of 30-day LIBOR plus 18 basis points, 30-day LIBOR plus 26 basis points and 30-day LIBOR plus 32 basis points, respectively.
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
The 2017 MRA has a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate. In June 2018, we exercised a one year extension option and in June 2019, we exercised another one year extension option. In August 2019, we amended our agreement to include two additional one year extension options. At September 30, 2019, the facility had a carrying value of $189.6 million, net of deferred financing costs.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of September 30, 2019, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2019, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
In May 2019, we entered into an agreement to reduce the interest rate spread under Term Loan B by 65 basis points to a spread over 30-day LIBOR ranging from 85 basis points to 165 basis points. This reduction will be effective in November 2019.
At September 30, 2019, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2019, the facility fee was 20 basis points.
As of September 30, 2019, we had $11.8 million of outstanding letters of credit, $335.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.2 billion under the 2017 credit facility. At September 30, 2019 and December 31, 2018, the revolving credit facility had a carrying value of $328.5 million and $492.2 million, respectively, net of deferred financing costs. At September 30, 2019 and December 31, 2018, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2019 and December 31, 2018, respectively, by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2019 Unpaid Principal Balance	September 30, 2019 Accreted Balance	December 31, 2018 Accreted Balance	Interest Rate (1)		Initial Term (in Years)	Maturity Date
March 16, 2010 (2)	$250,000	$250,000	$250,000		7.75%	10	March 2020
August 7, 2018 (3) (4)	350,000	350,000	350,000	L+	0.98%	3	August 2021
October 5, 2017 (3)	500,000	499,669	499,591		3.25%	5	October 2022
November 15, 2012 (5)	300,000	303,404	304,168		4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000		4.27%	10	December 2025
	$1,500,000	$1,503,073	$1,503,759
Deferred financing costs, net		(6,706)	(8,545)
	$1,500,000	$1,496,367	$1,495,214

(1)
Interest rate as of September 30, 2019, taking into account interest rate hedges in effect during the period. Floating rate notes are presented with the stated spread over 3-month LIBOR, unless otherwise specified.

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

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2019 and December 31, 2018, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2019, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Mortgages and Other Loans Payable	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2019	$2,307	$14,500	$—	$—	$—	$—	$16,807	$10,700
2020	11,118	230,630	—	—	—	250,000	491,748	804,143
2021	11,638	234,901	—	—	—	350,000	596,539	704,174
2022	9,430	737,452	—	—	—	800,000	1,546,882	268,968
2023	7,301	50,000	335,000	1,300,000	—	—	1,692,301	311,452
Thereafter	9,290	1,136,116	—	200,000	100,000	100,000	1,545,406	1,831,026
	$51,084	$2,403,599	$335,000	$1,500,000	$100,000	$1,500,000	$5,889,683	$3,930,463

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense before capitalized interest	$63,607	$64,078	$185,163	$180,550
Interest on financing leases	813	—	2,425	—
Interest capitalized	(15,700)	(8,504)	(38,228)	(22,785)
Interest income	(608)	(406)	(3,563)	(1,070)
Interest expense, net	$48,112	$55,168	$145,797	$156,695

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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, and was $0.9 million and $3.0 million for the three and nine months ended September 30, 2018, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $5.6 million and $14.1 million for the three and nine months ended September 30, 2019, respectively, for these services (excluding services provided directly to tenants), and $5.0 million and $14.0 million for the three and nine months ended September 30, 2018, respectively.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Due from joint ventures	$7,648	$18,655
Other	12,382	9,378
Related party receivables	$20,030	$28,033

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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2019 and December 31, 2018, the noncontrolling interest unit holders owned 4.96%, or 4,257,754 units, and 4.70%, or 4,130,579 units, of the Operating Partnership, respectively. As of September 30, 2019, 4,257,754 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Balance at beginning of period	$387,805	$461,954
Distributions	(10,993)	(15,000)
Issuance of common units	16,493	23,655
Redemption of common units	(16,388)	(60,718)
Net income	12,306	12,216
Accumulated other comprehensive income allocation	(2,869)	(66)
Fair value adjustment	15,509	(34,236)
Balance at end of period	$401,863	$387,805

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of September 30, 2019:

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

(5)	All of the outstanding units were redeemed at par for cash by the unitholder during the nine months ended September 30, 2019.

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

(8)
Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of September 30, 2019, no Subsidiary Series B Preferred Units have been issued.

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the nine months ended September 30, 2019 and the twelve months ended December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Balance at beginning of period	$300,427	$301,735
Issuance of preferred units	1,000	—
Redemption of preferred units	(15,142)	(1,308)
Balance at end of period	$286,285	$300,427

12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

of preferred stock, par value $0.01 per share. As of September 30, 2019, 81,515,066 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
In August 2016, our Board of Directors approved a share repurchase program under which we can buy up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized three separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, and fourth quarter of 2018, bringing the total program size to $2.5 billion.
At September 30, 2019, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
First quarter 2019	397,783	$86.07	18,485,105
Second quarter 2019	866,924	$86.58	19,352,029
Third quarter 2019 (1)	916,439	$81.31	20,268,468

(1)	Includes 108,300 shares of common stock repurchased by the Company in September 2019 that were settled in October 2019.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock issued	490	509	3,485	1,183
Dividend reinvestments/stock purchases under the DRSPP	$39	$52	$303	$116

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

SL Green's earnings per share for the three and nine months ended September 30, 2019 and 2018 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2019	2018	2019	2018
Basic Earnings:
Income attributable to SL Green common stockholders	$33,157	$88,209	$238,052	$293,531
Less: distributed earnings allocated to participating securities	(108)	(125)	(325)	(371)
Less: undistributed earnings allocated to participating securities	—	(33)	(41)	(138)
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$33,049	$88,051	$237,686	$293,022
Add back: distributed earnings allocated to participating securities	108	125	325	371
Add back: undistributed earnings allocated to participating securities	—	33	41	138
Add back: Effect of dilutive securities (redemption of units to common shares)	1,719	4,797	12,306	15,656
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$34,876	$93,006	$250,358	$309,187

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2019	2018	2019	2018
Basic Shares:
Weighted average common stock outstanding	82,292	85,566	82,855	87,692
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,258	4,643	4,283	4,677
Stock-based compensation plans	164	219	171	211
Diluted weighted average common stock outstanding	86,714	90,428	87,309	92,580

SL Green has excluded 1,317,803 and 1,266,296 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2019, respectively, as they were anti-dilutive. SL Green has excluded 941,636 and 1,137,971 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2018, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at September 30, 2019 owned 81,515,066 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of September 30, 2019, limited partners other than SL Green owned 4.96%, or 4,257,754 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2019 and 2018, respectively, are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2019	2018	2019	2018
Basic Earnings:
Income attributable to SLGOP common unitholders	$34,876	$93,006	$250,358	$309,187
Less: distributed earnings allocated to participating securities	(108)	(125)	(325)	(371)
Less: undistributed earnings allocated to participating securities	—	(33)	(41)	(138)
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$34,768	$92,848	$249,992	$308,678
Add back: distributed earnings allocated to participating securities	108	125	325	371
Add back: undistributed earnings allocated to participating securities	—	33	41	138
Income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$34,876	$93,006	$250,358	$309,187

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2019	2018	2019	2018
Basic units:
Weighted average common units outstanding	86,550	90,209	87,138	92,369
Effect of Dilutive Securities:
Stock-based compensation plans	164	219	171	211
Diluted weighted average common units outstanding	86,714	90,428	87,309	92,580

The Operating Partnership has excluded 1,317,803 and 1,266,296 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2019, respectively, as they were anti-dilutive. The Operating Partnership has excluded 941,636 and 1,137,971 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2018, respectively, as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2019, 4.9 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the year ended December 31, 2018. There were no grants during the nine months ended September 30, 2019.

	September 30, 2019	December 31, 2018
Dividend yield	none	2.85%
Expected life	zero years	3.5 years
Risk-free interest rate	none	2.48%
Expected stock price volatility	none	22.00%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

A summary of the status of the Company's stock options as of September 30, 2019 and December 31, 2018, and changes during the nine months ended September 30, 2019 and year ended December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,137,017	$103.54	1,548,719	$101.48
Granted	—	—	6,000	97.91
Exercised	—	—	(316,302)	90.22
Lapsed or canceled	(40,499)	111.60	(101,400)	113.22
Balance at end of period	1,096,518	$103.24	1,137,017	$103.54
Options exercisable at end of period	966,045	$102.68	783,035	$101.28
Total fair value of options granted during the period	$—		$84,068

All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 2.8 years and the remaining average contractual life of the options exercisable was 2.8 years.
During the three and nine months ended September 30, 2019, we recognized compensation expense for these options of $0.6 million and $1.8 million, respectively. During the three and nine months ended September 30, 2018, we recognized compensation expense for these options of $1.1 million and $4.3 million, respectively.
As of September 30, 2019, there was $0.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.3 years.
Restricted Shares
Shares are granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of September 30, 2019 and December 31, 2018 and charges during the nine months ended September 30, 2019 and the year ended December 31, 2018, are as follows:

	September 30, 2019	December 31, 2018
Balance at beginning of period	3,452,016	3,298,216
Granted	27,650	162,900
Canceled	(11,500)	(9,100)
Balance at end of period	3,468,166	3,452,016
Vested during the period	111,374	92,114
Compensation expense recorded	$9,469,622	$12,757,704
Total fair value of restricted stock granted during the period	$2,233,548	$13,440,503

The fair value of restricted stock that vested during the nine months ended September 30, 2019 and the year ended December 31, 2018 was $12.0 million and $9.8 million, respectively. As of September 30, 2019 there was $15.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $41.6 million and $22.0 million as of September 30, 2019 and December 31, 2018, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2019, there was $22.5 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 2.3 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

During the three and nine months ended September 30, 2019, we recorded compensation expense related to bonus, time-based and performance based awards of $3.0 million and $14.0 million, respectively. During the three and nine months ended September 30, 2018, we recorded compensation expense related to bonus, time-based and performance based awards of $2.3 million and $11.4 million, respectively.
For the three and nine months ended September 30, 2019, $0.5 million and $1.4 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and nine months ended September 30, 2018, $1.6 million and $4.7 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the nine months ended September 30, 2019, 17,227 phantom stock units and 9,869 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million and $2.2 million during the three and nine months ended September 30, 2019, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.1 million and $2.2 million during the three and nine months ended September 30, 2018, respectively, related to the Deferred Compensation Plan.
As of September 30, 2019, there were 127,505 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2019, 127,280 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

15. Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in accumulated other comprehensive (loss) income by component as of September 30, 2019 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain (loss) on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2018	$9,716	$4,299	$1,093	$15,108
Other comprehensive (loss) income before reclassifications	(41,385)	(13,680)	1,494	(53,571)
Amounts reclassified from accumulated other comprehensive loss	(864)	(805)	—	(1,669)
Balance at September 30, 2019	$(32,533)	$(10,186)	$2,587	$(40,132)

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of September 30, 2019 and December 31, 2018, the deferred net (gains) losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $(0.2) million and $1.3 million, respectively.

(2)
Amount reclassified from accumulated other comprehensive (loss) income is included in equity in net (loss) income from unconsolidated joint ventures in the respective consolidated statements of operations.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$30,208	$—	$30,208	$—
Interest rate cap and swap agreements (included in other assets)	$2,784	$—	$2,784	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$37,208	$—	$37,208	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,638	$—	$28,638	$—
Interest rate cap and swap agreements (included in other assets)	$18,676	$—	$18,676	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$7,663	$—	$7,663	$—

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
In May 2018, the Company was the successful bidder at the foreclosure of 2 Herald Square, at which time the Company's $250.5 million outstanding principal balance and $7.7 million accrued interest balance were credited to our equity investment in the property. We recorded the assets acquired and liabilities assumed at fair value. This resulted in the recognition of a fair value adjustment of $8.1 million, which is reflected on the Company's consolidated statements of operations within purchase price and other fair value adjustments. This fair value was determined by utilizing our successful bid at the foreclosure of the asset, the agreement to sell a partial interest in the property, and cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as a sales comparison approach, which utilizes comparable sales, listings and sales contracts, all of which are classified as Level 3 inputs.
In January 2018, the partnership agreement for our investment in 919 Third Avenue was modified resulting in the Company no longer having a controlling interest in this investment. As a result the investment was deconsolidated as of January 1, 2018. The Company recorded its non-controlling interest at fair value resulting in a $49.3 million fair value adjustment in the consolidated statements of operations. This fair value was determined using a third party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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
September 30, 2019
(unaudited)

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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,954,556	(2)	$2,099,393	(2)

Fixed rate debt	$3,538,829	$3,661,582	$3,543,476	$3,230,127
Variable rate debt	2,353,927	2,364,868	2,048,442	2,057,966
	$5,892,756	$6,026,450	$5,591,918	$5,288,093

(1)	Amounts exclude net deferred financing costs.

(2)
At September 30, 2019, debt and preferred equity investments had an estimated fair value ranging between $1.9 billion and $2.1 billion. At December 31, 2018, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2019 and December 31, 2018. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at September 30, 2019 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$111,869	3.500%	November 2018	December 2019	Other Assets	$—
Interest Rate Cap	300,000	3.750%	May 2019	May 2020	Other Assets	—
Interest Rate Swap	100,000	1.928%	December 2017	November 2020	Other Liabilities	(369)
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Liabilities	(376)
Interest Rate Cap	85,000	4.000%	March 2019	March 2021	Other Assets	—
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Assets	1,930
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	854
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(8,164)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(12,049)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(16,250)
						$(34,424)

During the three months ended September 30, 2019, we recorded a loss on the changes in the fair value of $0.1 million, which is included in interest expense in the consolidated statements of operations. During the nine months ended September 30, 2019, we recorded a loss on the changes in the fair value of $0.1 million, which is included in interest expense in the consolidated statements of operations. During the three months ended September 30, 2018, we recorded a loss on the changes in the fair value of $0.1 million, which is included in interest expense in the consolidated statements of operations. During the nine months ended September 30, 2018, we recorded a loss on the changes in the fair value of $0.4 million, which is included in interest expense in the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2019, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $37.4 million. As of September 30, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $38.3 million at September 30, 2019.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $5.5 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $3.1 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2019 and 2018, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2019	2018		2019	2018
Interest Rate Swaps/Caps	$(10,169)	$2,207	Interest expense	$(105)	$276
Share of unconsolidated joint ventures' derivative instruments	(2,437)	2,263	Equity in net income from unconsolidated joint ventures	(192)	222
	$(12,606)	$4,470		$(297)	$498

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2019	2018		2019	2018
Interest Rate Swaps/Caps	$(43,008)	$12,605	Interest expense	$886	$35
Share of unconsolidated joint ventures' derivative instruments	(11,963)	6,668	Equity in net income from unconsolidated joint ventures	713	495
	$(54,971)	$19,273		$1,599	$530

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

18. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from October 1, 2019 to 2064. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2019 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties, are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
Remaining 2019	$217,473	$95,575
2020	823,857	388,519
2021	676,880	395,558
2022	621,613	378,888
2023	555,748	352,418
2024	513,416	323,113
Thereafter	3,299,836	1,909,299
	$6,708,823	$3,843,370

As of December 31, 2018, under ASC 840, approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2019	$830,336	$348,060
2020	765,610	375,228
2021	625,956	380,886
2022	562,250	348,222
2023	500,499	333,501
Thereafter	3,272,014	2,098,995
	$6,556,665	$3,884,892

The components of lease revenues were as follows (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Fixed lease payments	$214,282	$220,443	$641,007	$643,015
Variable lease payments	32,581	29,103	88,539	82,554
Total lease payments	$246,863	$249,546	$729,546	$725,569
Amortization of acquired above and below-market leases	1,165	1,320	3,559	5,486
Total rental revenue	$248,028	$250,866	$733,105	$731,055

19. Commitments and Contingencies
Legal Proceedings
As of September 30, 2019, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
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
Ground Lease Arrangements
We are a tenant under ground leases for certain properties. These leases have expirations from 2022 to 2114, or 2043 to 2114 as fully extended. Certain leases offer extension options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and right of use asset.
The following is a schedule of future minimum lease payments under financing leases and operating leases with initial terms in excess of one year as of September 30, 2019 (in thousands):

	Financing leases	Operating leases (1)
Remaining 2019	$621	$7,797
2020	2,619	31,508
2021	2,794	31,702
2022	2,794	29,548
2023	2,794	27,243
2024	2,819	27,263
Thereafter	814,283	649,289
Total minimum lease payments	$828,724	$804,350
Amount representing interest	(784,473)
Amount discounted using incremental borrowing rate		(419,689)
Lease liabilities	$44,251	$384,661

(1)	As of September 30, 2019, the total minimum sublease rentals to be received in the future under non-cancelable subleases is $1.7 billion.
During the nine months ended September 30, 2019, we recognized $3.3 million of financing lease costs, of which $2.4 million represented interest and $0.9 million represented amortization of the right-of-use assets. These amounts are included in interest expense, net of interest income and depreciation and amortization in our consolidated statements of operations, respectively. During the nine months ended September 30, 2019, we recognized $24.9 million of operating lease costs, which is calculated on a straight-line basis over the remaining lease terms. This amount is included in operating lease rent in our consolidated statements of operations. As of September 30, 2019, the weighted-average discount rate used to calculate the lease liabilities was 8.47%. As of September 30, 2019, the weighted-average remaining lease term was 67 years.
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
Selected consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and selected asset information as of September 30, 2019 and December 31, 2018, regarding our operating segments are as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2019
(unaudited)

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2019	$262,115	$51,519	$313,634
September 30, 2018	258,568	48,977	307,545
Nine months ended:
September 30, 2019	777,745	153,168	930,913
September 30, 2018	766,816	143,540	910,356
Net income
Three months ended:
September 30, 2019	$6,133	$34,589	$40,722
September 30, 2018	62,199	37,255	99,454
Nine months ended:
September 30, 2019	168,639	98,593	267,232
September 30, 2018	224,246	104,930	329,176
Total assets
As of:
September 30, 2019	$11,216,682	$2,078,302	$13,294,984
December 31, 2018	10,481,594	2,269,764	12,751,358

Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA. Interest is imputed on the investments that do not collateralize the 2017 MRA using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and nine months ended September 30, 2019 marketing, general and administrative expenses totaled $23.8 million and $75.3 million, respectively. For the three and nine months ended September 30, 2018 marketing, general and administrative expenses totaled $20.6 million and $66.6 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
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
As of September 30, 2019, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	20		12,387,091	10	11,216,183	30	23,603,274	94.2%
	Retail	6	(2)	320,430	8	289,050	14	609,480	98.9%
	Development/Redevelopment	6		870,173	1	—	7	870,173	77.5%
	Fee Interest	—		—	1	—	1	—	—%
		32		13,577,694	20	11,505,233	52	25,082,927	93.8%
Suburban	Office	13		2,295,200	—	—	13	2,295,200	89.4%
	Retail	1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	1		1,000	—	—	1	1,000	—%
		15		2,348,200	—	—	15	2,348,200	89.6%
Total commercial properties		47		15,925,894	20	11,505,233	67	27,431,127	93.4%
Residential:
Manhattan	Residential	2	(2)	445,105	8	1,663,774	10	2,108,879	95.0%
Suburban	Residential	—		—	—	—	—	—	—%
Total residential properties		2		445,105	8	1,663,774	10	2,108,879	95.0%
Total portfolio		49		16,370,999	28	13,169,007	77	29,540,006	93.5%

(1)
The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units.

(2)
As of September 30, 2019, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

As of September 30, 2019, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $2.0 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.

Critical Accounting Policies
Refer to the 2018 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, reserve for possible credit losses and derivative instruments. During the three and nine months ended September 30, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 2 - Significant Accounting Policies and Note 19 - Commitments and Contingencies to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018
The following comparison for the three months ended September 30, 2019, or 2019, to the three months ended September 30, 2018, or 2018, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2018 and still owned by us in the same manner at September 30, 2019 (Same-Store Properties totaled 39 of our 49 consolidated operating properties),

ii.
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

	Same-Store				Disposed		Other		Consolidated
(in millions)	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	$ Change	% Change
Rental revenue	$241.2	$238.8	$2.4	1.0%	$—	$0.4	$6.8	$11.7	$248.0	$250.9	$(2.9)	(1.2)%
Investment income	—	—	—	—%	—	—	51.5	49.0	51.5	49.0	2.5	5.1%
Other income	6.3	1.3	5.0	384.6%	—	(0.6)	7.8	7.0	14.1	7.7	6.4	83.1%
Total revenues	247.5	240.1	7.4	3.1%	—	(0.2)	66.1	67.7	313.6	307.6	6.0	2.0%

Property operating expenses	109.9	105.9	4.0	3.8%	—	0.3	7.9	8.9	117.8	115.1	2.7	2.3%
Transaction related costs	—	—	—	—%	—	—	—	0.2	—	0.2	(0.2)	(100.0)%
Marketing, general and administrative	—	—	—	—%	—	—	23.8	20.6	23.8	20.6	3.2	15.5%
	109.9	105.9	4.0	3.8%	—	0.3	31.7	29.7	141.6	135.9	5.7	4.2%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(51.2)	(57.8)	6.6	(11.4)%
Depreciation and amortization									(70.5)	(70.7)	0.2	(0.3)%
Equity in net (loss) income from unconsolidated joint ventures									(9.9)	1.0	(10.9)	(1,090.0)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									—	70.9	(70.9)	(100.0)%
Purchase price and other fair value adjustments									3.8	(3.1)	6.9	(222.6)%
Gain (loss) on sale of real estate, net									3.5	(2.5)	6.0	(240.0)%
Depreciable real estate reserves and impairment									(7.0)	(6.7)	(0.3)	4.5%
Loss on early extinguishment of debt									—	(2.2)	2.2	(100.0)%
Loan loss and other investment reserves, net of recoveries									—	(1.1)	1.1	(100.0)%
Net income									$40.7	$99.5	$(58.8)	(59.1)%
Rental Revenue
Rental revenue decreased primarily as a result of the partial sale and deconsolidation of 2 Herald ($5.7 million) in the fourth quarter of 2018, partially offset by increased revenue at our Same-Store properties ($2.4 million).

The following table presents a summary of the commenced leasing activity for the three months ended September 30, 2019 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,460,517
Space which became available during the period (3)
• Office	117,112
• Retail	41,313
• Storage	433
	158,858
Total space available	1,619,375
Leased space commenced during the period:
• Office(4)	242,977	270,212	$78.21	$71.87	$92.13	5.4	19.2
• Retail	420	496	$90.73	$—	$—	4.0	10.0
Total leased space commenced	243,397	270,708	$78.23	$71.74	$91.96	5.4	19.2

Total available space at end of period	1,375,978

Early renewals
• Office	71,455	81,076	$71.18	$75.26	$30.76	0.8	5.4
• Retail	4,998	4,755	$220.14	$194.97	$—	—	9.3
Total early renewals	76,453	85,831	$79.43	$81.89	$29.06	0.8	5.7

Total commenced leases, including replaced previous vacancy
• Office		351,288	$76.59	$73.39	$77.97	4.4	16.1
• Retail		5,251	$207.92	$194.97	$—	0.4	9.3
Total commenced leases		356,539	$78.52	$76.50	$76.82	4.3	16.0

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	232,313
Space which became available during the period(3)
• Office	29,364
• Retail	1,091
• Storage	561
	31,016
Total space available	263,329
Leased space commenced during the period:
• Office(5)	13,698	13,560	$34.02	$32.88	$4.97	0.9	2.4
• Retail	3,797	3,797	$11.46	$19.74	$—	—	10.8
• Storage	661	661	$12.45	$12.00	$—	—	1.3
Total leased space commenced	18,156	18,018	$28.48	$30.78	$3.74	0.7	4.2

Total available space at end of the period	245,173

Early renewals
• Office	15,575	15,575	$31.34	$29.66	$—	—	0.7
Total early renewals	15,575	15,575	$31.34	$29.66	$—	—	0.7

Total commenced leases, including replaced previous vacancy
• Office		29,135	$32.59	$30.97	$2.31	0.4	1.5
• Retail		3,797	$11.46	$19.74	$—	—	10.8
• Storage		661	$12.45	$12.00	$—	—	1.3
Total commenced leases		33,593	$29.80	$30.15	$2.01	0.4	2.6

(1)	Annual initial base rent.

(2)	Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $81.87 per rentable square feet for 100,150 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $77.09 per rentable square feet for 181,226 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $33.87 per rentable square feet for 10,706 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $32.37 per rentable square feet for 26,281 rentable square feet.

Investment Income
For the three months ended September 30, 2019, investment income increased primarily as a result of an increase in the weighted average yield of our debt and preferred equity investments. For the three months ended September 30, 2019, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.12 billion and 9.0%, respectively, compared to $2.07 billion and 8.7%, respectively, for the same period in 2018.
Other Income
Other income increased primarily due to a tax refund received at 220 East 42nd Street ($2.5 million) and lease termination income at 304 Park Avenue South ($2.7 million).
Property Operating Expenses
Property operating expenses increased primarily due to increased operating expenses and real estate taxes at our Same-Store Properties ($1.3 million and $2.8 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses were $23.8 million for the three months ended September 30, 2019, compared to $20.6 million for the three months ended September 30, 2018. Marketing, general and administrative expenses for the three months ended September 30, 2019 includes $2.2 million of additional expense related to new accounting guidance for leasing costs, which requires the Company to expense certain internal costs that were previously capitalized.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the 1 Madison loan repayment in the fourth quarter of 2018 ($7.7 million) and interest capitalization in connection with properties that are under development ($2.1 million), partially offset by a new loan collateralized by four suburban properties ($2.9 million). The weighted average consolidated debt balance outstanding was $6.1 billion for the three months ended September 30, 2019, compared to $5.8 billion for the three months ended September 30, 2018. The consolidated weighted average interest rate was 4.04% for the three months ended September 30, 2019, as compared to 4.10% for the three months ended September 30, 2018.
Depreciation and Amortization
Depreciation and amortization decreased primarily due to decreased depreciation and amortization at our Same-Store properties ($2.8 million), partially offset by increased depreciation and amortization at our Acquired properties ($2.0 million).
Equity in Net (Loss) Income in Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of a debt position accounted for under the equity method in 2018 ($3.9 million), depreciation expense at 650 5th Avenue ($3.4 million), which was put in service in the fourth quarter of 2018, depreciation expense at 2 Herald Square ($1.7 million), which was deconsolidated in the fourth quarter of 2018, and the sale of 3 Columbus Circle in the fourth quarter of 2018 ($1.7 million).

Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the three months ended September 30, 2018, we recognized a gain on sale related to our interest in 724 Fifth Avenue ($64.6 million) and 720 Fifth Avenue ($6.3 million).
Purchase price and other fair value adjustments
During the three months ended September 30, 2019, we recorded a $3.7 million purchase price and other fair value adjustment related to our investment in 115 Spring Street as a result of the partial sale and deconsolidation of the property. During the three months ended September 30, 2018, we recorded a $3.1 million purchase price and other fair value adjustment related to our investment in 2 Herald Square for which the Company was the successful bidder at the foreclosure of the property in May 2018.
Gain (loss) on sale of real estate, net
During the three months ended September 30, 2019, we recognized a gain on sale related to our interest in 115 Spring Street ($3.6 million). During the three months ended September 30, 2018, we recognized a loss on sale related to our interests in Reckson Executive Park ($2.6 million).
Depreciable real estate reserves and impairment
During the three months ended September 30, 2019, we recognized depreciable real estate reserves and impairment related to 1010 Washington Boulevard ($7.0 million). During the three months ended September 30, 2018, we recognized depreciable real estate reserves and impairment related to the Upper East Side Residential Assemblage ($6.7 million).
Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018
The following comparison for the nine months ended September 30, 2019, or 2019, to the nine months ended September 30, 2018, or 2018, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2018 and still owned by us in the same manner at September 30, 2019 (Same-Store Properties totaled 39 of our 49 consolidated operating properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2019 and 2018 and all non-
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

	Same-Store				Disposed		Other		Consolidated
(in millions)	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	$ Change	% Change
Rental revenue	$706.5	$690.6	$15.9	2.3%	$—	$9.7	$26.6	$30.8	$733.1	$731.1	$2.0	0.3%
Investment income	3.3	3.5	(0.2)	(5.7)%	—	—	149.9	140.0	153.2	143.5	9.7	6.8%
Other income	8.9	8.0	0.9	11.3%	4.1	1.5	31.6	26.3	44.6	35.8	8.8	24.6%
Total revenues	718.7	702.1	16.6	2.4%	4.1	11.2	208.1	197.1	930.9	910.4	20.5	2.3%

Property operating expenses	318.2	304.4	13.8	4.5%	0.2	5.1	25.4	29.8	343.8	339.3	4.5	1.3%
Transaction related costs	0.4	0.7	(0.3)	(42.9)%	—	—	—	—	0.4	0.7	(0.3)	(42.9)%
Marketing, general and administrative	75.3	66.5	8.8	13.2%	—	—	—	0.1	75.3	66.6	8.7	13.1%
	393.9	371.6	22.3	6.0%	0.2	5.1	25.4	29.9	419.5	406.6	12.9	3.2%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(154.4)	(166.4)	12.0	(7.2)%
Depreciation and amortization									(208.3)	(208.0)	(0.3)	0.1%
Equity in net (loss) income from unconsolidated joint ventures									(22.6)	9.7	(32.3)	(333.0)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									76.2	136.5	(60.3)	(44.2)%

Purchase price and other fair value adjustments	69.4	57.4	12.0	20.9%
Gain (loss) on sale of real estate, net	2.5	6.2	(3.7)	(59.7)%
Depreciable real estate reserves and impairment	(7.0)	(6.7)	(0.3)	4.5%
Loss on early extinguishment of debt	—	(2.2)	2.2	(100.0)%
Loan loss and other investment reserves, net of recoveries	—	(1.1)	1.1	(100.0)%
Net income	$267.2	$329.2	$(62.0)	(18.8)%
Rental Revenue
Rental revenue increased primarily as a result of increased revenue at our Same-Store properties ($15.9 million), partially offset by our Disposed Properties ($9.7 million) and Acquired Properties ($5.2 million).
The following table presents a summary of the commenced leasing activity for the nine months ended September 30, 2019 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,306,846
Property no longer in redevelopment	96,857
Sold Vacancies	(16,837)
Acquired Vacancies	—
Property in redevelopment	—
Space which became available during the period (3)
• Office	668,180
• Retail	59,984
• Storage	13,886
	742,050
Total space available	2,128,916
Leased space commenced during the period:
• Office(4)	737,340	803,552	$74.17	$68.79	$90.37	6.6	14.6
• Retail	9,361	10,989	$146.10	$102.92	$54.18	5.9	14.1
• Storage	6,237	10,080	$21.46	$31.07	$—	2.0	16.3
Total leased space commenced	752,938	824,621	$74.48	$69.20	$88.78	6.6	14.6

Total available space at end of period	1,375,978

Early renewals
• Office	279,964	304,653	$69.43	$65.26	$33.15	3.2	7.9
• Retail	67,394	56,576	$72.00	$70.42	$—	—	1.5
• Storage	13,745	17,968	$32.18	$37.53	$—	8.5	15.0
Total early renewals	361,103	379,197	$68.05	$64.72	$26.63	3.0	7.2

Total commenced leases, including replaced previous vacancy
• Office		1,108,205	$72.87	$67.32	$74.64	5.7	12.8
• Retail		67,565	$84.05	$75.25	$8.81	1.0	3.5
• Storage		28,048	$28.33	$36.34	$—	6.2	15.5
Total commenced leases		1,203,818	$72.46	$67.13	$69.20	5.4	12.3

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	202,480
Space which became available during the year (3)
• Office	94,393
• Retail	1,261
• Storage	1,888
	97,542
Total space available	300,022
Leased space commenced during the year:
• Office(5)	49,657	49,594	$32.96	$33.62	$12.89	3.0	4.2
• Retail	3,797	3,797	$11.46	$19.74	$—	—	10.8
• Storage	1,395	2,021	$14.17	$13.95	$—	—	3.9
Total leased space commenced	54,849	55,412	$30.80	$32.21	$11.53	2.7	4.7

Total available space at end of period	245,173

Early renewals
• Office	103,221	102,521	$36.40	$37.29	$10.74	6.7	7.5
• Storage	248	248	$18.00	$18.00	$—	—	10.8
Total early renewals	103,469	102,769	$36.35	$37.25	$10.72	6.6	7.5

Total commenced leases, including replaced previous vacancy
• Office		152,115	$35.27	$36.45	$11.44	5.5	6.4
• Retail		3,797	$11.46	$19.74	$—	—	10.8
• Storage		2,269	$14.59	$14.49	$—	—	4.7
Total commenced leases		158,181	$34.41	$36.01	$11.00	5.3	6.5

(1)	Annual initial base rent.

(2)	Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $73.37 per rentable square feet for 426,824 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $71.73 per rentable square feet for 731,477 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $34.86 per rentable square feet for 30,581 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $36.04 per rentable square feet for 133,102 rentable square feet.

Investment Income
For the nine months ended September 30, 2019, investment income increased primarily as a result of an increase in the weighted average balance of our debt and preferred equity investments. For the nine months ended September 30, 2019 and 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.2 billion and 8.9%, respectively, compared to $2.1 billion and 9.0%, respectively. As of September 30, 2019, the debt and preferred equity investments had a weighted average term to maturity of 1.6 years excluding extension options.
Other Income
Other income increased primarily due to promote income recognized from the sale of 521 Fifth Avenue ($3.4 million) in the second quarter of 2019, as well as a tax refund received at 220 East 42nd Street ($2.5 million), and lease termination income at 304 Park Avenue South ($2.7 million), both in the third quarter of 2019.
Property Operating Expenses
Property operating expenses increased primarily due to increased operating expenses and real estate taxes at our Same-Store Properties ($7.2 million and $6.7 million, respectively), partially offset by decreased operating expenses and real estate taxes at our Disposed Properties ($3.1 million and $1.8 million, respectively).

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses were $75.3 million for the nine months ended September 30, 2019, compared to $66.6 million for the same period in 2018. Marketing, general and administrative expenses for the nine months ended September 30, 2019 includes $6.6 million of additional expense related to new accounting guidance for leasing costs, which requires the Company to expense certain internal costs that were previously capitalized.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the 1 Madison loan repayment in the fourth quarter of 2018 ($21.2 million) and interest capitalization in connection with properties that are under development ($10.8 million), partially offset by a higher weighted average balance of the 2017 term loan facility ($17.3 million). The weighted average consolidated debt balance outstanding was $6.1 billion for the nine months ended September 30, 2019, compared to $5.7 billion for the nine months ended September 30, 2018. The consolidated weighted average interest rate was 4.05% for the nine months ended September 30, 2019, as compared to 4.06% for the nine months ended September 30, 2018.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of 712 Madison Avenue ($4.1 million), and 133 Greene Street ($1.2 million) which are newly acquired properties that started depreciating in the fourth quarter of 2018, partially offset by the acceleration of amortization related to the redevelopment of 609 5th Avenue in the first quarter of 2018 ($3.4 million), as well as depreciation and amortization related to 641 Sixth Avenue ($1.1 million).
Equity in Net (Loss) Income in Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of a tenant related charge at 280 Park Avenue ($6.9 million), depreciation at 650 5th Avenue ($8.6 million) and 2 Herald Square ($6.4 million), the sale of 3 Columbus Circle in the fourth quarter of 2018 ($4.6 million), and a debt position accounted for under the equity method in 2018 ($4.3 million).
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the nine months ended September 30, 2019, we recognized a gain on the sale of our interests in 521 5th Avenue ($57.4 million) and 131 Spring Street ($16.7 million). During the nine months ended September 30, 2018, we recognized a gain on sale related to our joint venture interests in 724 Fifth Avenue ($64.6 million), 1745 Broadway ($52.0 million), 175-225 Third Avenue ($19.4 million), 720 Fifth Avenue ($6.3 million) and Jericho Plaza ($0.3 million) and a loss related to the sale of our interest in Stonehenge Village ($5.5 million).
Purchase price and other fair value adjustments
During the nine months ended September 30, 2019, the Company sold a 49% interest in 115 Spring Street to a private investor. The transaction resulted in the deconsolidation of our remaining 51% interest. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $3.8 million.
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

Gain (loss) on sale of real estate, net
During the nine months ended September 30, 2019, the Company recognized a gain on sale of $3.6 million related to our interest in 115 Spring Street. During the nine months ended September 30, 2018, we recognized a gain on sale related to our interests in 600 Lexington ($23.6 million) and we recognized a loss on sale related to our interest in 635 Madison ($14.1 million), Reckson Executive Park ($2.6 million) and 115-117 Stevens Avenue ($0.7 million).
Depreciable real estate reserves and impairment
During the nine months ended September 30, 2019, we recognized depreciable real estate reserves and impairment related to 1010 Washington Boulevard ($7.0 million). During the nine months ended September 30, 2018, we recognized depreciable real estate reserves and impairment related to the Upper East Side Residential Assemblage ($6.7 million).
Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, share repurchases, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness and for debt and preferred equity investments will include:

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
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2019 were as follows (in thousands):

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Property mortgages and other loans	$2,307	$26,641	$246,539	$746,882	$57,301	$1,145,406	$2,225,076
MRA and FHLB facilities	14,500	215,107	—	—	—	—	229,607
Corporate obligations	—	250,000	350,000	800,000	1,635,000	400,000	3,435,000
Joint venture debt-our share	10,700	804,143	704,174	268,968	311,452	1,831,026	3,930,463
Total	$27,507	$1,295,891	$1,300,713	$1,815,850	$2,003,753	$3,376,432	$9,820,146
As of September 30, 2019, we had liquidity of $1.4 billion, comprised of $1.2 billion of availability under our revolving credit facility and $152.0 million of consolidated cash on hand, inclusive of $30.2 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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

Cash, cash equivalents, and restricted cash were $216.5 million and $258.6 million at September 30, 2019 and 2018, respectively, representing a decrease of $42.0 million. The decrease was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$299,433	$317,545	$(18,112)
Net cash (used in) provided by investing activities	$(240,900)	$500,232	$(741,132)
Net cash used in financing activities	$(121,102)	$(809,211)	$688,109
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
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018, the change in investing cash flows was due to the following activities (in thousands):

Acquisitions of real estate property	$(221,317)
Additions to land, buildings and improvements	13,008
Acquisition deposits and deferred purchase price	(228)
Investments in unconsolidated joint ventures	184,786
Distributions in excess of cumulative earnings from unconsolidated joint ventures	(146,148)
Net proceeds from disposition of real estate/joint venture interest	(753,402)
Other investments	(3,482)
Origination of debt and preferred equity investments	96,358
Repayments or redemption of debt and preferred equity investments	89,293
Decrease in net cash provided by investing activities	$(741,132)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $163.8 million for the nine months ended September 30, 2018 to $150.7 million for the nine months ended September 30, 2019.
We generally fund our investment activity through the sale of real estate, property-level financing, our credit facilities, our MRA facility, senior unsecured notes, convertible or exchangeable securities, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.

During the nine months ended September 30, 2019, when compared to the nine months ended September 30, 2018, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$359,947
Repayments of mortgages and other loans payable	189,056
Proceeds from revolving credit facility and senior unsecured notes	(1,115,000)
Repayments of revolving credit facility and senior unsecured notes	745,000
Proceeds from stock options exercised and DRSPP issuance	(15,387)
Repurchase of common stock	585,068
Redemption of preferred units	(14,792)
Redemption of OP units	(15,918)
Distributions to noncontrolling interests in other partnerships	1,385
Contributions from noncontrolling interests in other partnerships	(27)
Acquisition of subsidiary interest from noncontrolling interest	(25,791)
Distributions to noncontrolling interests in the Operating Partnership	476
Dividends paid on common and preferred stock	6,203
Other obligations related to loan participations	(16)
Tax withholdings related to restricted share awards	716
Deferred loan costs and capitalized lease obligation	(12,811)
Decrease in net cash used in financing activities	$688,109
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2019, 81,515,066 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
In August 2016, our Board of Directors approved a share repurchase program under which we can repurchase up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized three separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, and fourth quarter of 2018 bringing the total program size to $2.5 billion.
At September 30, 2019, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
First quarter 2019	397,783	$86.07	18,485,105
Second quarter 2019	866,924	$86.58	19,352,029
Third quarter 2019 (1)	916,439	$81.31	20,268,468

(1)	Includes 108,300 shares of common stock repurchased by the Company in September 2019 that were settled in October 2019.

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the nine months ended September 30, 2019 and 2018, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock issued	490	509	3,485	1,183
Dividend reinvestments/stock purchases under the DRSPP	$39	$52	$303	$116
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of September 30, 2019, 4.9 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the nine months ended September 30, 2019, 17,227 phantom stock units and 9,869 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million and $2.2 million during the three and nine months ended September 30, 2019, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.1 million and $2.2 million during the three and nine months ended September 30, 2018, respectively, related to the Deferred Compensation Plan.
As of September 30, 2019, there were 127,505 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2019 and December 31, 2018, (amounts in thousands).

Debt Summary:	September 30, 2019	December 31, 2018
Balance
Fixed rate	$2,538,829	$2,543,476
Variable rate—hedged	1,000,000	1,000,000
Total fixed rate	3,538,829	3,543,476
Total variable rate	2,353,927	2,048,442
Total debt	$5,892,756	$5,591,918

Debt, preferred equity, and other investments subject to variable rate	1,019,740	1,299,390
Net exposure to variable rate debt	1,334,187	749,052

Percent of Total Debt:
Fixed rate	60.1%	63.4%
Variable rate (1)	39.9%	36.6%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.05%	4.34%
Variable rate	4.05%	3.57%
Effective interest rate	4.04%	4.06%

(1)
Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rate, the percent of total debt of our net exposure to variable rate debt was 27.4% and 17.5% as of September 30, 2019 and December 31, 2018, respectively.

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (2.02% and 2.50% at September 30, 2019 and December 31, 2018, respectively). Our consolidated debt at September 30, 2019 had a weighted average term to maturity of 3.44 years.
Certain of our debt and equity investments and other investments, with carrying values of $1.0 billion at September 30, 2019 and $1.3 billion at December 31, 2018, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 27.4% and 17.5% , respectively.
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of September 30, 2019, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2019, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 150 basis points to 245 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
In May 2019, we entered into an agreement to reduce the interest rate spread under Term Loan B by 65 basis points to a spread over 30-day LIBOR ranging from 85 basis points to 165 basis points. This reduction will be effective in November 2019.
At September 30, 2019, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2019, the facility fee was 20 basis points.

As of September 30, 2019, we had $11.8 million of outstanding letters of credit, $335.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.2 billion under the 2017 credit facility. At September 30, 2019 and December 31, 2018, the revolving credit facility had a carrying value of $328.5 million and $492.2 million, respectively, net of deferred financing costs. At September 30, 2019 and December 31, 2018, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2019 and December 31, 2018, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of September 30, 2019, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $12.7 million and would increase our share of joint venture annual interest cost by $16.1 million. At September 30, 2019, 52.3% of our $2.0 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $3.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of September 30, 2019 bore interest based on a spread of LIBOR plus 18 basis points to LIBOR plus 340 basis points.
Contractual Obligations
Refer to our 2018 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended September 30, 2019.
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
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2019, we expect to incur $25.9 million of recurring capital expenditures and $38.8 million of development or redevelopment expenditures on existing consolidated properties, and our share of capital expenditures at our joint venture properties will be $123.4 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, or additional borrowings.
Dividends/Distributions
We expect to pay cash dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.40 per share, we would pay $277.2 million in cash dividends to our common stockholders on an annual basis.
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

FFO for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to SL Green common stockholders	$33,157	$88,209	$238,052	$293,531
Add:
Depreciation and amortization	70,464	70,747	208,268	208,049
Joint venture depreciation and noncontrolling interest adjustments	47,674	45,485	145,202	140,799
Net income attributable to noncontrolling interests	1,095	4,661	9,782	15,890
Less:
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	70,937	76,181	136,522
Depreciable real estate reserves and impairment	(7,047)	(6,691)	(7,047)	(6,691)
Gain (loss) on sale of real estate, net	3,541	(2,504)	2,492	6,227
Purchase price and other fair value adjustments	3,799	(3,057)	69,389	57,385
Depreciation on non-rental real estate assets	740	616	2,193	1,766
Funds from Operations attributable to SL Green common stockholders	$151,357	$149,801	$458,096	$463,060
Cash flows (used in) provided by operating activities	$81,518	$71,333	$299,433	$317,545
Cash flows (used in) provided by investing activities	$225,504	$232,168	$(240,900)	$500,232
Cash flows provided by (used in) financing activities	$(331,625)	$(424,889)	$(121,102)	$(809,211)
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2018 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2018.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2019, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of September 30, 2019 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2019 the Company and the Operating Partnership did not have any unregistered sales of equity securities. During the nine months ended September 30, 2019 the Operating Partnership issued 40,000 units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock pursuant to the Operating Partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
In August 2016, our Board of Directors approved a share repurchase program under which we can buy up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized three separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, and fourth quarter of 2018, bringing the total program size to $2.5 billion.
At September 30, 2019, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
First quarter 2019	397,783	$86.07	18,485,105
Second quarter 2019	866,924	$86.58	19,352,029
Third quarter 2019 (1)	916,439	$81.31	20,268,468

(1)	Includes 108,300 shares of common stock repurchased by the Company in September 2019 that were settled in October 2019.
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

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: November 5, 2019	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	November 5, 2019
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2019
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	November 5, 2019
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2019
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2019
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2019
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2019
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2019
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2019
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2019
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: November 5, 2019		Matthew J. DiLiberto Chief Financial Officer