Form 10-K
period 2019-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2020-02-28
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (76,111,663 shares) was $6.1 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2019.
As of February 27, 2020, 77,935,496 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 27, 2020, 1,025,366 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2020 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of December 31, 2019, the Company owns 94.97% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2019, noncontrolling investors held, in aggregate, a 5.03% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
As of December 31, 2019, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Property Type		Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office		20		12,387,091	10	11,216,183	30	23,603,274	94.5%
	Retail		6	(2)	320,430	8	289,050	14	609,480	98.4%
	Development/Redevelopment	(3)	6		189,538	1	—	7	189,538	84.9%
	Fee Interest		—		—	1	—	1	—	—%
			32		12,897,059	20	11,505,233	52	24,402,292	94.6%
Suburban	Office		8		1,044,800	—	—	8	1,044,800	85.7%
	Retail		1		52,000	—	—	1	52,000	100.0%
			9		1,096,800	—	—	9	1,096,800	86.4%
Total commercial properties			41		13,993,859	20	11,505,233	61	25,499,092	94.2%
Residential:
Manhattan	Residential		2	(2)	445,105	8	1,663,774	10	2,108,879	95.7%
Total residential properties			2		445,105	8	1,663,774	10	2,108,879	95.7%
Total portfolio			43		14,438,964	28	13,169,007	71	27,607,971	94.3%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2019, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Properties in Development are included in Number of Properties and have no Approximate Square Feet.
As of December 31, 2019, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet, and held debt and preferred equity investments with a book value of $1.7 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2019, we employed 1,033 employees, 290 of whom were employed in our corporate offices. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2019, we owned 94.97% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns 100% of Management LLC.
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
Business and Growth Strategies
SL Green is Manhattan's largest owner of office real estate and an investment-grade, S&P 500 company that is focused primarily on owning, managing and maximizing the value of Manhattan commercial properties.
Our core business is the ownership of high quality commercial properties and our primary business objective is to maximize the total return to stockholders, through growth in net income attributable to common stockholders and funds from operations, or FFO, and through asset value appreciation. The commercial real estate expertise resulting from owning, operating, investing, developing, redeveloping and lending on real estate in Manhattan for over 39 years has enabled us to invest in a collection of premier office and retail properties, selected multifamily residential assets, and high quality debt and preferred equity investments. We also own high quality commercial properties in the New York metropolitan area.
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

•
Identifying properties well suited for development/redevelopment and maximizing the value of those properties through development/redevelopment or reconfiguration to match current workplace, retail and housing trends;

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
Property Acquisitions
We acquire properties for long-term value appreciation and earnings growth. This strategy has resulted in capital gains that increase our investment capital base. In implementing this strategy, we continually evaluate potential acquisition opportunities. These opportunities may come from new properties as well as acquisitions in which we already hold a joint venture interest or, from time to time, from our debt and preferred equity investments.
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
We believe that we have many advantages over our competitors in acquiring core and non-core properties, both directly and through our joint venture program that includes a predominance of high quality institutional investors. Those advantages include: (i) senior management's long-tenured experience leading a full-service, fully-integrated real estate company focused, primarily, on the Manhattan market; (ii) the ability to offer tax-efficient structures to sellers through the exchange of ownership interests, including units in our Operating Partnership; and (iii) the ability to underwrite and close transactions on an expedited basis even when the transaction involves a complicated structure.
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
According to Cushman and Wakefield Research Services as of December 31, 2019, Manhattan has a total office inventory of approximately 408.9 million square feet, including approximately 250.7 million square feet in midtown. We estimate that approximately 13.6 million square feet of new construction class-A buildings over 250,000 square feet will become available between 2020 and 2024 in Manhattan, approximately 43.7% of which is pre-leased. We estimate that this increase is partially offset by approximately 5.5 million square feet which will be converted from office use to an alternative use. This will add only approximately 0.4% per year to Manhattan's total inventory, net of conversions, over the next five years.
While the addition of new supply to the Manhattan office inventory is nominal relative to the size of the overall market, we view any additional supply as a positive to the Manhattan office market given the older vintage of the majority of Manhattan’s office inventory and the desire of certain tenants to occupy new, high quality, efficient office space, which often isn’t available in older vintage properties. In addition, Manhattan’s office inventory has only grown by approximately 8.6 million square feet over the last 25 years.
According to Cushman and Wakefield Research Services the total volume of leases signed in Manhattan for the years ended December 31, 2019 and 2018 was 34.7 million and 35.9 million, respectively. Manhattan's diverse tenant base is exemplified by the following tables, which show the percentage of leasing volume attributable to each industry:

	Percent of Manhattan Leasing Volume (1)
Industry	2019	2018
Technology, Advertising, Media, and Information ("TAMI")	38.1%	15.7%
Financial Services	19.7%	25.6%
Real Estates	12.1%	17.5%
Legal Services	7.4%	8.5%
Professional Services	6.1%	7.4%
Retail/Wholesale	4.6%	5.9%
Public Sector	3.9%	6.2%
Other	8.1%	13.2%

(1)	Source: Cushman and Wakefield Research Services
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
The landlord most often supplies electricity either on a sub-metered basis at the landlord's cost plus a fixed percentage or on a rent inclusion basis (i.e., a fixed fee is added to the base rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services, other than electricity, such as heat, air conditioning, freight elevator service during business hours and base building cleaning typically are provided at no additional cost, but are included in the building's operating expenses. The tenant will typically pay additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.
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

Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased for properties owned by us as of December 31, 2019:

	Percent Occupied as of December 31,
Property	2019	2018
Same-Store office properties - Manhattan (1)	96.2%	96.0%
Manhattan office properties	94.5%	94.5%
Suburban office properties	85.7%	91.3%
Unconsolidated joint venture office properties	93.9%	95.4%
Portfolio (2)	94.3%	94.2%

(1)	All office properties located in Manhattan owned by us at January 1, 2018 and still owned by us in the same manner at December 31, 2019. Percent Occupied includes leases signed but not yet commenced.

(2)	Excludes properties under development.
Rent Growth
We are constantly evaluating our schedule of future lease expirations to mitigate occupancy risk while maximizing rent growth. We proactively manage future lease expirations based on our view of estimated current and future market conditions and asking rents. The following table sets forth our future lease expirations, excluding triple net leases, and management's estimates of market asking rents. Taking rents are typically lower than asking rents and may vary from building to building. There can be no assurances that our estimates of market rents are accurate or that market rents currently prevailing will not erode or outperform in the future.

	ANNUAL LEASE EXPIRATIONS - MANHATTAN OPERATING PROPERTIES
	Consolidated Properties						Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)

2019 (1)	14	422,686	3.42%	$35,203,898	$83.29	$69.38	2	1,714	0.02%	$54,600	$31.86	$32.47

1st Quarter 2020	14	108,121	0.87%	$7,418,586	$68.61	$65.41	4	132,676	1.23%	$8,212,220	$61.90	$75.46
2nd Quarter 2020	15	44,882	0.36%	2,965,824	66.08	76.41	5	56,941	0.53%	4,337,388	76.17	83.37
3rd Quarter 2020	19	243,599	1.97%	15,140,069	62.15	62.17	4	30,098	0.28%	2,196,793	72.99	73.26
4th Quarter 2020	28	1,478,732	11.95%	100,725,841	91.21(5)	80.68(5)	5	30,276	0.28%	3,011,293	99.46	86.37

Total 2020	76	1,875,334	15.15%	$126,250,320	$76.69	$72.02	18	249,991	2.32%	$17,757,694	$71.03	$78.32

2021	108	1,259,079	10.18%	$77,936,064	$61.90	$67.88	26	291,807	2.70%	$22,156,933	$75.93	$79.20
2022	97	822,698	6.65%	67,030,173	81.48	82.72	31	894,293	8.28%	83,342,706	93.19	95.10
2023	76	883,272	7.14%	57,648,722	65.27	65.99	16	438,826	4.06%	38,216,366	87.09	80.68
2024	60	399,467	3.23%	28,380,429	71.05	71.32	24	1,003,426	9.29%	106,754,273	106.39	87.20
2025	45	591,666	4.78%	53,408,872	90.27	82.35	12	426,938	3.95%	34,135,739	79.95	84.97
2026	30	781,269	6.32%	55,151,891	70.59	68.48	20	499,312	4.62%	50,595,762	101.33	103.74
2027	35	602,943	4.87%	46,184,007	76.60	71.71	17	375,697	3.48%	33,260,546	88.53	94.16
2028	38	599,486	4.85%	44,180,538	73.70	76.07	18	206,956	1.92%	21,542,167	104.09	100.76
Thereafter	91	4,132,832	33.41%	242,723,273	58.73	66.56	47	6,408,455	59.36%	427,998,688	66.79	82.80
	670	12,370,732	100.00%	$834,098,187	68.05(5)	70.23(5)	231	10,797,415	100.00%	$835,815,474	$77.41	$85.72

(1)	Includes month to month holdover tenants that expired prior to December 31, 2019.

(2)	Tenants may have multiple leases.

(3)	Represents in place annualized rent allocated by year of expiration.

(4)	Management's estimate of current average asking rents for currently occupied space as of December 31, 2019. Taking rents are typically lower than asking rents and may vary from property to property.

(5)	Excludes Credit Suisse at One Madison Avenue. In January 2020, Credit Suisse entered into a lease termination agreement with the Company and vacated its space at the property.
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

At December 31, 2019, our real estate portfolio was primarily located in one geographical market, the New York metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of cleaning, security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2019, one tenant in our office portfolio, Credit Suisse, contributed 8.2% of our share of annualized cash rent. In January 2020, Credit Suisse executed a lease termination agreement with the Company and vacated its space at the property, thereby reducing its share of annualized cash rent to approximately 3.3%. No other tenant contributed more than 5.0% of our share of annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2019.
At December 31, 2019, we held debt and preferred equity investments with a book value of $1.7 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item. At December 31, 2019, the assets underlying our debt and preferred equity investments were located in the New York metropolitan area. The primary sources of revenue are generated from interest and fee income.
Employees
At December 31, 2019, we employed 1,033 employees, 290 of whom were employed in our corporate offices. There are currently six collective bargaining agreements which cover the workforce that services substantially all of our properties.
Highlights from 2019
Our significant achievements from 2019 included:
Corporate

•
Repurchased 4.6 million shares of our common stock under our share repurchase program at an average price of $83.62 per share and increased the size of our share repurchase program by $500 million to $3.0 billion. From program inception through December 31, 2019, we have repurchased a cumulative total of 22.7 million shares of our common stock under the program at an average price of $95.66 per share.

Leasing

•
Signed 163 Manhattan office leases covering approximately 2.5 million square feet. The mark-to-market on signed Manhattan office leases was 38.1% higher in 2019 than the previously fully escalated rents on the same spaces.

•
Reached 65% leased at One Vanderbilt Avenue after signing new leases with KPS Capital Partners LP; Sentinel Capital Partners; and Oak Hill Advisors and lease expansions with The Carlyle Group and McDermott Will & Emery.

•	Reached 96.2% leased at 410 Tenth Avenue after signing new leases with First Republic Bank and Amazon.

•	Signed a lease renewal with BMW of Manhattan for 227,000 square feet at 555 West 57th Street.

•	Signed a new retail lease with Ulta Beauty for 12,040 square feet at 2 Herald Square.
Acquisitions

•
Entered into a contract to acquire 707 Eleventh Avenue for a gross purchase price of $90.0 million. The 160,000-square-foot office property will be redeveloped into a modern, Class-A building. The acquisition was closed in January 2020.

•	Closed on the acquisition of a majority and controlling interest in 410 Tenth Avenue at a gross purchase price of $440 million.

•	Closed on the acquisition from our joint venture partner of the remaining 10% interest in 110 Greene Street that we did not already own at a gross asset valuation of $256.5 million.

•
Took possession of the retail co-op at 106 Spring Street in Soho. This property previously served as collateral for a debt and preferred equity investment and was acquired through a negotiated transaction with the sponsor of the investment.

Dispositions

•	Closed on the sale of 360 Hamilton Avenue in White Plains, New York and 100, 200 and 500 Summit Lake Drive in Valhalla, New York.

•	Closed on the sale of the development site at 562 Fifth Avenue for a sale price of $52.4 million.

•	Closed on the sale of the development site at 1640 Flatbush Avenue in Brooklyn for a sale price of $16.2 million.

•	Closed on the sale of 1010 Washington Boulevard in Stamford, Connecticut for a sale price of $23.1 million.

•	Entered into a contract to sell 220 East 42nd Street, also known as The News Building, for total consideration of $815.0 million.

•	Sold a 49% interest in the prime retail condominium at 115 Spring Street in Soho at a gross asset valuation of $66.6 million.

•	Together with our joint venture partner, closed on the sale of 521 Fifth Avenue for a sale price of $381.0 million.

•	Closed on the sale of our 20.0% interest in 131-137 Spring Street to the owner of the remaining 80.0% interest. The transaction generated net cash proceeds to the Company of $15.2 million.
Debt and Preferred Equity Investments

•
Originated and retained, or acquired, $0.7 billion in debt and preferred equity investments, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and recorded $1.2 billion of proceeds from sales, repayments and participations.

Finance

•
Together with our joint venture partner, closed on the refinancing of 55 West 46th Street, also known as Tower 46. The new $198.0 million mortgage replaces the previous $195.0 million mortgage, has a 3-year term, with two one-year extension options, and bears interest at a floating rate of 1.25% over LIBOR.

•
Together with our joint venture partner, closed on a $75.0 million upsize of our existing financing at 2 Herald Square to $225.0 million and reduced the interest rate on the loan by 10 basis points to a floating rate of 1.45% over LIBOR.

•	Entered into an agreement to reduce the interest rate spread by 65 basis points on the Company's $200.0 million, 7-year term loan that matures in 2024.

•
Closed on a $465.0 million construction facility for the redevelopment of 410 Tenth Avenue. The floating rate facility has a term of three years, with two one-year extension options, and bears interest at an initial floating rate of 2.225% over LIBOR.

•	Closed on a new $85.0 million financing of the office portion of 609 Fifth Avenue. The new mortgage has a 5-year term and bears interest at a floating rate of 2.40% over LIBOR.

ITEM 1A.    RISK FACTORS
Declines in the demand for office space in the New York metropolitan area, and in particular midtown Manhattan, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends and distributions to security holders.
The majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include some retail properties and multifamily residential properties. As a result of the concentration of our holdings, our business is dependent on the condition of the New York metropolitan area economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York metropolitan area economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service current debt and to pay dividends and distributions to security holders.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2019, approximately 46.3% and approximately 26.7% of the rentable square feet, are scheduled to expire by December 31, 2024 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2019, these leases had annualized escalated rent totaling $408.6 million and $268.3 million, respectively. In addition, changes in space utilization by tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.
We face significant competition for tenants.
The leasing of real estate is highly competitive. The principal competitive factors are rent, location, lease term, lease concessions, services provided and the nature and condition of the property to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located.
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
Our interests in certain properties are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. As of December 31, 2019, the expiration dates of these long-term leases range from 2043 to 2115, including the effect of our unilateral extension rights on each of these properties. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Annualized cash rents, including our share of joint venture annualized cash rents, from properties held through long-term leases or operating sublease interests at December 31, 2019 totaled $337.4 million, or 23.7%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.
We rely on five large properties for a significant portion of our revenue.
Five of our properties, 1185 Avenue of the Americas, 11 Madison Avenue, 420 Lexington Avenue, 1515 Broadway, and One Madison Avenue accounted for 33.7% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent, as of December 31, 2019.
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
Giving effect to leases in effect as of December 31, 2019 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 19.0% of our share of Portfolio annualized cash rent, with one tenant, Credit Suisse Securities (USA) LLC, accounting for 8.2% of our share of Portfolio annualized cash rent, respectively. In January 2020, Credit Suisse entered into a lease termination agreement with the Company and vacated its space at the property, thereby reducing its share of annualized cash rent to approximately 3.3%. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, or economic volatility has a disproportionate impact on our clients, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
Construction is in progress at our development projects
The Company's development projects are subject to internal and external factors which may affect construction progress. Unforeseen matters could delay completion, result in increased costs or otherwise have a material effect on our results of operations. In addition, the extended time frame to complete these projects could cause them to be subject to shifts and trends in the real estate market which may not be consistent with our current business plans for the properties.
We are subject to risks that affect the retail environment.
While only 6.0% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan, we are subject to risks that affect the retail environment generally, including the level of consumer spending and preferences, consumer confidence, electronic retail competition and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
We are subject to the risk of adverse changes in economic and geopolitical conditions in general and the commercial office markets in particular
Our business may be affected by volatility in the financial and credit markets and other market, economic, or political challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy and uncertainty in connection with any such changes. Future periods of economic weakness or volatility could result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally and changes in the federal interest rates, may lead many lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Specifically, our business may be affected by the following conditions:

•	significant job losses or declining rates of job creation which may decrease demand for office space, causing market rental rates and property values to be negatively impacted;

•
our ability to borrow on terms and conditions that we find acceptable, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reducing our returns from both our existing operations and our acquisition and development activities and increasing our future interest expense; and

•
reduced values of our properties, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans.

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
We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in direct proportion to changes in our rental revenue. If revenues decline more than expenses, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt and to pay dividends and distributions to security holders.

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
Substantially all of our assets are held through subsidiaries of our Operating Partnership. Our Operating Partnership’s cash flow is dependent on cash distributions from its subsidiaries, and in turn, substantially all of our cash flow is dependent on cash distributions from our Operating Partnership. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.
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
Cash flow could be insufficient to meet the payments of principal and interest required under our current mortgages, our 2017 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $5.6 billion as of December 31, 2019, consisting of $1.5 billion in unsecured bank term loans (or "Term Loan A" and "Term Loan B"), $1.5 billion under our senior unsecured notes, $0.1 billion of junior subordinated deferrable interest debentures, $2.2 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments, $240.0 million drawn under our revolving credit facility, and $11.8 million of outstanding letters of credit. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2017 credit facility. As of December 31, 2019, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $9.0 billion, of which our proportionate share was $4.0 billion. As of December 31, 2019, we had no recourse indebtedness outstanding at our unconsolidated joint venture properties.
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
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $55.0 million of consolidated mortgage debt and $105.0 million of unconsolidated joint venture debt is scheduled to mature in 2020 after giving effect to our as-of-right extension options and repayments and refinancing of consolidated and joint venture debt between December 31, 2019 and February 27, 2020 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance, or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
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
Advances under our 2017 credit facility and certain property-level mortgage debt bear interest at a variable rate. Our consolidated variable rate borrowings totaled $2.0 billion at December 31, 2019. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2017 credit facility. Borrowings under our revolving credit facility and term loans bore interest at the 30-day LIBOR, plus spreads of 100 basis points, 110 basis points, and 100 basis points, respectively, at December 31, 2019. As of December 31, 2019, borrowings under our term loans and junior subordinated deferrable interest debentures totaled $1.5 billion and $100.0 million, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2019, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would increase our net annual interest costs by $13.3 million and would increase our share of joint venture annual interest costs by $17.0 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.

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
The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, and on which the SEC staff and other regulators participate, has proposed an alternative rate, the Secured Overnight Financing Rate (“SOFR”), to replace U.S. Dollar LIBOR. Any changes announced by the FCA, ARRC, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which U.S. Dollar LIBOR, SOFR, or any other alternative rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. It is also uncertain whether SOFR or any other alternative rate will gain market acceptance. In addition, although certain of our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. We may also need to renegotiate our LIBOR based obligations, which we may not be successful in doing on a timely basis or on terms acceptable to us.
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk and counterparties may fail to perform under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes and when existing interest rate hedges terminate, we may incur increased costs in putting in place further interest rate hedges. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $1.7 billion at December 31, 2019. Some of these instruments may have some recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
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
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2019, we had an aggregate cost basis in joint ventures totaling $2.9 billion.
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
A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of our stock. However, provisions contained in our charter and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:

•	Ownership limitations

•	Maryland takeover statutes that may prevent a change of control of our company; and

•	Contractual provisions that limit the assumption of certain of our debt
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

•
an affiliate or associate of the corporation who, at any time within the two year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approves in advance the transaction by which he otherwise would have become an interested stockholder.
After the five year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

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
Our charter authorizes our board of directors to issue additional shares of common stock, preferred stock and convertible equity or debt without stockholder approval and without the requirement to offer rights of pre-emption to existing stockholders. Any such issuance could dilute our existing stockholders' interests. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change of control of our company.
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
Between January 1, 2019 and December 31, 2019, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $76.79 to $93.47 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Equity issuances or buybacks by us or the perception that such issuances or buybacks may occur may also affect the market price of our common stock.
We may in the future pay taxable dividends on our common stock in common stock and cash.
In order to qualify as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains. In order to avoid taxation of our income, we are required to annually distribute to our stockholders all of our taxable income, including net capital gains. In order to satisfy these requirements, we may make distributions that are payable partly in cash and partly in shares of our common stock. If we pay such a dividend, taxable stockholders would be required to include the entire amount of the dividend, including the portion paid with shares of common stock, as income to the extent of our current and accumulated earnings and profits, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.
We are dependent on external sources of capital.
We need a substantial amount of capital to operate and grow our business. This need is exacerbated by the distribution requirements imposed on us for SL Green to qualify as a REIT. We therefore rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we may raise money in the public equity and debt markets and our ability to do so will depend upon the general conditions prevailing in these markets. At any time, conditions may exist which effectively prevent us, or REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of our stockholders' interests, and additional debt financing may substantially increase our leverage.
Our property taxes could increase due to reassessment or property tax rate changes.
We are required to pay real property taxes or payments in lieu of taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
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
Our company and our tenants accounted for 22.70% of Alliance's 2019 estimated total revenue, based on information provided to us by Alliance. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
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
The Tax Cuts and Jobs Act (the ‘‘Tax Act’’), signed into law on December 22, 2017, made substantial changes to the Code.  The Tax Act did not have a material impact on our financial statements for the years ended December 31, 2019 or December 31, 2018 and we do not expect that it will have significant direct impact on us.  However, it is possible that it could impact us indirectly, for example, because the overall investment thesis for REITs may be impacted in positive or negative ways that are difficult to predict.  In addition, while some Treasury Regulations have been issued with respect to the Tax Act, there may be a substantial delay before additional regulations are promulgated.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2019, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2019, we owned or held interests in 20 consolidated commercial office buildings encompassing approximately 12.4 million rentable square feet and 10 unconsolidated commercial office buildings encompassing approximately 11.2 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2019, our portfolio also included ownership interests in 8 consolidated commercial office buildings encompassing approximately 1.0 million rentable square feet, which we refer to as our Suburban properties. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2019, we also owned investments in 15 prime retail properties encompassing approximately 0.7 million square feet, seven buildings in differing stages of development or redevelopment encompassing approximately 0.2 million square feet, and 10 residential buildings encompassing 2,532 units (approximately 2.1 million square feet). In addition, we manage two office buildings owned by third parties encompassing approximately 2.1 million square feet and held debt and preferred equity investments with a book value of $1.7 billion including $0.1 billion of investments recorded in balance sheet line items other than the Debt and Preferred Equity Investments line item.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties and land interest in the portfolio as of December 31, 2019 (dollars in thousands):

Manhattan Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store"
30 East 40th Street—60.00%	1927	Grand Central South	69,446	93.5%	$5,195	0.3%	54	$73.57
100 Church Street	1959/2010	Downtown	1,047,500	99.3	49,234	4.0	19	44.70
110 East 42nd Street	1921	Grand Central	215,400	83.0	11,159	0.9	25	62.18
110 Greene Street	1908/1920	Soho	223,600	94.3	15,999	1.3	61	81.93
125 Park Avenue	1923/2006	Grand Central	604,245	95.0	43,382	3.5	25	71.12
220 East 42nd Street	1929	Grand Central	1,135,000	97.0	68,321	5.5	37	58.82
304 Park Avenue South	1930	Midtown South	215,000	95.9	15,076	1.2	8	73.51
420 Lexington Ave (Graybar)	1927/1999	Grand Central North	1,188,000	92.0	81,640	6.6	189	60.42
461 Fifth Avenue (5)	1988	Midtown	200,000	87.3	16,729	1.3	12	92.94
485 Lexington Avenue	1956/2006	Grand Central North	921,000	90.4	58,540	4.7	30	72.25
555 West 57th Street	1971	Midtown West	941,000	99.9	45,917	3.7	9	45.38
625 Madison Avenue	1956/2002	Plaza District	563,000	98.1	60,395	4.9	24	105.26
635 Sixth Avenue	1902	Midtown South	104,000	100.0	10,112	0.8	2	107.23
641 Sixth Avenue	1902	Midtown South	163,000	100.0	15,531	1.2	6	91.57
711 Third Avenue(6)	1955	Grand Central North	524,000	97.0	36,508	2.9	22	64.37
750 Third Avenue	1958/2006	Grand Central North	780,000	91.2	46,204	3.7	27	61.97
810 Seventh Avenue	1970	Times Square	692,000	93.0	47,722	3.8	48	69.24
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	92.7	94,733	7.6	14	93.05
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	91.7	43,035	3.5	41	79.55
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	100.0	74,842	6.0	4	62.50
Subtotal / Weighted Average			12,387,091	95.1%	$840,274	67.4%	657
Total / Weighted Average Manhattan Consolidated Office Properties			12,387,091	95.1%	$840,274	67.4%	657

Manhattan Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
10 East 53rd Street— 55.00%	1972/2014	Plaza District	354,300	97.1%	$33,070	1.5%	39	$88.96
11 Madison Avenue—60.00%	1929	Park Avenue South	2,314,000	95.8	153,182	7.4	10	70.13
100 Park Avenue—50.00%	1950/1980	Grand Central South	834,000	84.9	59,503	2.3	35	79.40
280 Park Avenue—50.00%	1961	Park Avenue	1,219,158	89.5	117,442	4.6	36	101.45
800 Third Avenue—60.50%	1972/2006	Grand Central North	526,000	96.2	38,513	1.9	40	71.80
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	100.0	101,327	4.2	9	67.68
Added to Same Store in 2019
55 West 46th Street - Tower 46— 25.00%	2009	Midtown	347,000	90.3	26,654	0.5	15	92.98
1515 Broadway— 56.87%	1972	Times Square	1,750,000	94.9	133,226	6.1	12	75.18
Worldwide Plaza— 24.35%	1989/2013	Westside	2,048,725	94.7	141,052	2.8	24	72.80
Subtotal / Weighted Average			10,847,183	94.3%	$803,969	31.3%	220
"Non Same Store"
2 Herald Square—51.00%	1909	Herald Square	369,000	81.9%	$31,848	1.3%	4	$104.57
Subtotal / Weighted Average			369,000	81.9%	$31,848	1.3%	4
Total / Weighted Average Unconsolidated Office Properties			11,216,183	93.9%	$835,817	32.6%	224
Manhattan Office Grand Total / Weighted Average			23,603,274	94.5%	$1,676,091	100.0%	881
Manhattan Office Grand Total—SLG share of Annualized Rent					$1,244,931	100.0%
Manhattan Office Same Store Occupancy %—Combined			23,234,274	94.7%

Suburban Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford	862,800	85.1%	$21,577	77.8%	116	$34.87
1055 Washington Boulevard	1987	Stamford	182,000	88.5	6,161	22.2	25	37.39
Connecticut Subtotal/Weighted Average			1,044,800	85.7%	$27,738	100.0%	141
Total / Weighted Average Consolidated Office Properties			1,044,800	85.7%	$27,738	100.0%	141
Suburban Grand Total / Weighted Average			1,044,800	85.7%	$27,738		141
Suburban Office Grand Total—SLG share of Annualized Rent					$27,739	100.0%
Suburban Office Same Store Occupancy %—Combined			1,044,800	85.7%

	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
PRIME RETAIL
"Same Store" Prime Retail
11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	100.0%	$3,013	1.1%	1	$270.20
21 East 66th Street—32.28%	1921	Plaza District	13,069	100.0	3,831	1.5	1	630.83
121 Greene Street—50.00%	1887	Soho	7,131	100.0	1,711	1.0	2	239.93
315 West 33rd Street—The Olivia	2000	Penn Station	270,132	100.0	16,876	19.9	10	64.21
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	100.0	53,619	6.9	6	433.52
752 Madison Avenue	1996/2012	Plaza District	21,124	100.0	16,053	18.9	1	759.92

762 Madison Avenue—90.00%	1910	Plaza District	6,109	55.1	651	0.7	3	179.11
Williamsburg Terrace	2010	Brooklyn, New York	52,000	100.0	1,807	2.1	3	34.72
1552-1560 Broadway—50.00%	1926/2014	Times Square	57,718	88.3	29,115	17.1	3	645.37
Subtotal/Weighted Average			563,983	98.3%	$126,676	69.2%	30
"Non Same Store" Prime Retail
115 Spring Street—51.00%	1900	SoHo	5,218	100.0%	$3,610	2.2%	1	$691.80
133 Greene Street	1900	SoHo	6,425	100.0	690	0.8	2	107.50
650 Fifth Avenue— 50.00%	1977-1978	Plaza District	69,214	100.0	34,186	20.1	1	493.91
712 Madison Avenue	1900/1980	Plaza District	6,600	100.0	3,512	4.1	1	532.14
719 Seventh Avenue—75.00%	1927	Times Square	10,040	100.0	4,127	3.6	1	411.10
Subtotal/Weighted Average			97,497	100.0%	$46,125	30.8%	6
Total / Weighted Average Prime Retail Properties			661,480	98.6%	$172,801	100.0%	36
DEVELOPMENT/REDEVELOPMENT
19-21 East 65th Street	1928-1940	Plaza District	23,610	3.6%	$31	0.1%	1	$39.24
106 Spring Street	1900	Soho	5,928	—	—	—	—	—
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	100.0	21,119	99.9	3	127.70
One Vanderbilt—71.01%(7)	N/A	Grand Central	—	—	—	—	—	—
185 Broadway(8)	1921	Lower Manhattan	—	—	—	—	—	—
410 Tenth Avenue—70.87%(9)	1927	Hudson Yards	—	—	—	—	—	—
Total / Weighted Average Development/Redevelopment Properties			189,538	84.9%	$21,150	100.0%	4

		Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
"Same Store" Residential
315 West 33rd Street	Penn Station	222,855	333	95.8%	$16,160	$4,235
400 East 57th Street—41.00%	Upper East Side	290,482	263	95.1	12,993	3,821
400 East 58th Street—90.00%	Upper East Side	140,000	126	96.0	5,940	3,717
1080 Amsterdam—92.50%	Upper West Side	82,250	97	100.0	5,173	4,207
Stonehenge Portfolio		445,934	538	94.8	26,811	3,889
605 West 42nd Street—20.00%	Midtown West	927,358	1,175	95.9	54,330	3,578
Subtotal/Weighted Average		2,108,879	2,532	95.7%	$121,407	$3,787
Total / Weighted Average Residential Properties		2,108,879	2,532	95.7%	$121,407	$3,787

(1)	Excludes leases signed but not yet commenced as of December 31, 2019.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2019 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.

(3)	Includes our share of unconsolidated joint venture annualized cash rent.

(4)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(5)	The Company has an option to acquire the fee interest for a fixed price on a specific date.

(6)	The Company owns 100% of the leasehold interest and 50% of the fee interest.

(7)
The 1.7 million square foot development project, which is anticipated to be completed in the third quarter of 2020, has a total development budget, including land mark-up, of $3.3 billion. As of December 31, 2019, $1.0 billion of the budget remains to be spent, all of which will be funded by the project’s construction facility.

(8)
The 0.2 million square foot development project, which is anticipated to be completed in the second quarter of 2021, has a total budget of $309.7 million. As of December 31, 2019, $142.4 million of the budget remains to be spent, comprised of $37.5 million of equity and $104.9 million of financing available under the project's construction facility.

(9)
The 0.6 million square foot redevelopment project, which is anticipated to be completed in the second quarter of 2021, has a total budget of $652.5 million. As of December 31, 2019, $238.6 million of the budget remains to be spent, comprised of $104.4 million of partners' equity and $134.2 million of financing available under the project's construction facility.

Historical Occupancy
Historically we have achieved consistently higher occupancy rates in our Manhattan portfolio as compared to the overall midtown Manhattan market, as shown over the last five years in the following table:

	Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Midtown Manhattan Markets(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Manhattan Markets(2)(3)
December 31, 2019	94.5%	88.8%	87.4%
December 31, 2018	94.5%	91.1%	89.4%
December 31, 2017	93.8%	90.5%	90.3%
December 31, 2016	94.9%	90.0%	92.2%
December 31, 2015	94.2%	90.9%	91.3%

(1)	Includes our consolidated and unconsolidated Manhattan office properties.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2024, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 0.9 million square feet and approximately 0.6 million square feet, respectively, representing an average annual expiration rate of approximately 8.6% and approximately 3.9%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults), excluding the lease with Credit Suisse at One Madison Avenue. In January 2020, Credit Suisse entered into a lease termination agreement with the Company and vacated its space at the property.
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2019 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2020(4)	90	2,298,020	18.6%	$161,454,218	19.4%	$70.26
2021	108	1,259,079	10.2%	77,936,064	9.3	61.90
2022	97	822,698	6.7%	67,030,173	8.0	81.48
2023	76	883,272	7.1%	57,648,722	6.9	65.27
2024	60	399,467	3.2%	28,380,429	3.4	71.05
2025	45	591,666	4.8%	53,408,872	6.4	90.27
2026	30	781,269	6.3%	55,151,891	6.6	70.59
2027	35	602,943	4.9%	46,184,007	5.5	76.60
2028	38	599,486	4.8%	44,180,538	5.3	73.70
2029 & thereafter	91	4,132,832	33.4%	242,723,273	29.2	58.73
Total/weighted average	670	12,370,732	100.0%	$834,098,187	100.0%	$67.43

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2019 under existing leases as of December 31, 2019 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 422,686 square feet and annualized cash rent of $35.2 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2019.

Manhattan Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2020(4)	20	251,705	2.3%	$17,812,294	2.1%	$70.77
2021	26	291,807	2.7	22,156,933	2.7	75.93
2022	31	894,293	8.3	83,342,706	10.0	93.19
2023	16	438,826	4.1	38,216,366	4.6	87.09
2024	24	1,003,426	9.3	106,754,273	12.8	106.39
2025	12	426,938	4.0	34,135,739	4.1	79.95
2026	20	499,312	4.6	50,595,762	6.1	101.33
2027	17	375,697	3.5	33,260,546	4.0	88.53
2028	18	206,956	1.9	21,542,167	2.6	104.09
2029 & thereafter	47	6,408,455	59.3	427,998,688	51.0	66.79
Total/weighted average	231	10,797,415	100.0%	$835,815,474	100.0%	$77.41

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2019 under existing leases as of December 31, 2019 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 1,714 square feet and annualized cash rent of $0.1 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2019.
Tenant Diversification
At December 31, 2019, our properties were leased to 1,062 tenants, which are engaged in a variety of businesses, including, but not limited to, professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our properties, which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2019:

Tenant Name	Property	Lease Expiration	Total Rentable Square Feet	Annualized Cash Rent	SLG Share of Annualized Cash Rent ($)	% of SLG Share of Annualized Cash Rent (1)	Annualized Rent PSF
Credit Suisse Securities (USA), Inc.	1 Madison Avenue	Dec 2020(2)	1,142,091	$70,020	$70,020	4.9%	$61.31
	11 Madison Avenue	May 2037	1,265,841	78,881	47,328	3.3	62.31
	1055 Washington Blvd	Jan 2022	2,525	100	100	—	39.60
			2,410,457	$149,001	$117,448	8.2%	$61.81

Viacom CBS, Inc.	1515 Broadway	Jun 2031	1,470,289	$94,011	$53,586	3.7%	$63.94
	1515 Broadway	Mar 2028	9,106	1,928	1,099	0.1	211.72
	555 West 57th Street	Dec 2023	338,527	16,768	16,768	1.2	49.53
	Worldwide Plaza	Jan 2027	32,598	2,224	542	—	68.23
			1,850,520	$114,931	$71,995	5.0%	$62.11

Ralph Lauren Corporation	625 Madison Avenue	Dec 2019	348,285	$29,045	$29,045	2.0%	$83.39
	625 Madison Avenue	Feb 2020	38,500	3,329	3,329	0.2	86.45
			386,785	$32,374	$32,374	2.2%	$83.70

Sony Corporation	11 Madison Avenue	Jan 2031	578,791	$44,577	$26,746	1.9%	$77.02

Debevoise & Plimpton, LLP	919 Third Avenue	Jun 2022	577,438	$47,434	$24,191	1.7%	$82.14

The City of New York	100 Church Street	Mar 2034	510,007	$20,688	$20,688	1.4%	$40.57
	420 Lexington Avenue	Oct 2030	4,077	287	287	0.1	70.28
			514,084	$20,975	$20,975	1.5%	$40.80

King & Spalding	1185 Avenue of the Americas	Oct 2025	218,275	$20,809	$20,809	1.5%	$95.33
Visiting Nurse Service of New York	220 East 42nd Street	Sep 2048	308,115	$19,039	$19,039	1.3%	$61.79

Giorgio Armani Corporation	752-760 Madison Avenue	Dec 2024	21,124	$16,053	$16,053	1.1%	$759.92
	717 Fifth Avenue	Mar 2023	46,940	23,972	2,613	0.2	510.69
	762 Madison Avenue	Dec 2024	1,264	254	228	—	200.66
			69,328	$40,279	$18,894	1.3%	$580.98

Advance Magazine Group, Fairchild Publications	750 Third Avenue	Feb 2021	286,622	$15,150	$15,150	1.1%	$52.86
	485 Lexington Avenue	Feb 2021	52,573	3,705	3,705	0.3	70.47
			339,195	$18,855	$18,855	1.4%	$55.59

Metro-North Commuter Railroad Company	420 Lexington Avenue	Nov 2034	334,654	$18,041	$18,041	1.3%	$53.91
	110 East 42nd Street	Oct 2021	1,840	130	130	—	70.43
			336,494	$18,171	$18,171	1.3%	$54.00

News America Incorporated	1185 Avenue of the Americas	Nov 2020	165,086	$18,095	$18,095	1.3%	$109.61
Nike Retail Services, Inc.	650 Fifth Avenue	Jan 2033	69,214	$34,186	$17,093	1.2%	$493.91
Cravath, Swaine & Moore LLP	Worldwide Plaza	Aug 2024	617,135	$67,019	$16,319	1.1%	$108.60

Omnicom Group, Inc., Cardinia Real Estate	220 East 42nd Street	Apr 2032	231,114	$14,869	$14,869	1.0%	$64.34
	1055 Washington Blvd.	Oct 2028	23,800	881	881	0.1	37.00
			254,914	$15,750	$15,750	1.1%	$61.78

National Hockey League	1185 Avenue of the Americas	Nov 2022	148,217	$15,643	$15,643	1.1%	$105.54

WME IMG, LLC	304 Park Avenue	Apr 2028	134,475	$9,417	$9,417	0.7%	$70.03
	11 Madison Avenue	Sep 2030	104,618	9,178	5,507	0.4	87.72
			239,093	$18,595	$14,924	1.1%	$77.77

Amerada Hess Corp.	1185 Avenue of the Americas	Dec 2027	167,169	$14,833	$14,833	1.0%	$88.73

WeWork	609 Fifth Avenue	Apr 2035	138,563	$11,224	$11,224	0.8%	$81.00
	2 Herald Square	Feb 2036	123,633	7,063	3,602	0.3	57.13
			262,196	$18,287	$14,826	1.1%	$69.74

Infor (US) Inc	635 Sixth Avenue	Feb 2025	71,048	$6,612	$6,612	0.5%	$93.07
	641 Sixth Avenue	Jul 2022	43,000	2,975	2,975	0.2	69.19
	641 Sixth Avenue	Jun 2026	21,981	1,964	1,964	0.1	89.37
	641 Sixth Avenue	Dec 2027	13,090	1,377	1,377	0.1	105.17
			149,119	$12,928	$12,928	0.9%	$86.70

Total			9,661,625	741,781	529,908	37.2%	$76.78

(1)	SLG Share of Annualized Cash Rent includes Manhattan, Suburban, Retail, Residential, and Development / Redevelopment properties.

(2)	In January 2020, Credit Suisse entered into a lease termination agreement with the Company and vacated its space at 1 Madison Avenue.
Environmental Matters
Phase I environmental site assessments have been prepared on the properties in our portfolio, in order to assess existing environmental conditions. All of the Phase I assessments met the American Society for Testing and Materials (ASTM) Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, and interviews with on-site personnel, with the purpose of identifying potential environmental concerns associated with real estate. These environmental site assessments did not reveal any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2019, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 27, 2020, the reported closing sale price per share of common stock on the NYSE was $80.44 and there were 454 holders of record of our common stock.
SL GREEN OPERATING PARTNERSHIP, L.P.
At December 31, 2019, there were 4,195,875 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit of the same amount and in the same manner as dividends per share were distributed to common stockholders.
There is no established public trading market for the common units of the Operating Partnership. On February 27, 2020, there were 34 holders of record and 82,066,533 common units outstanding, 77,935,496 of which were held by SL Green.
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
ISSUER PURCHASES OF EQUITY SECURITIES
In August 2016, our Board of Directors approved a share repurchase program under which we can buy up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized four separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, and fourth quarter of 2019 bringing the total program size to $3.0 billion.
At December 31, 2019 repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the year ended December 31, 2019, we issued 5,013 shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. During the years ended December 31, 2018 and 2017, we issued 160,466 and 201,696 shares of our common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were exchanged for an equal number of shares of our common stock.

The following table summarizes information, as of December 31, 2019, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,838,427	(2)	$101.69	(3)	4,435,096	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	3,838,427		$101.69		4,435,096

(1)	Includes our Fourth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.

(2)
Includes (i) 1,037,068 shares of common stock issuable upon the exercise of outstanding options (914,929 of which are vested and exercisable), (ii) 21,500 restricted stock units and 128,946 phantom stock units that may be settled in shares of common stock (128,946 of which are vested), (iii) 2,394,267 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (1,781,709 of which are vested).

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

SL GREEN REALTY CORP.

	Year Ended December 31,
Operating Data	2019	2018	2017	2016	2015
(in thousands, except per share data)
Total revenue	$1,238,995	$1,227,392	$1,511,473	$1,863,981	$1,662,829
Operating expenses	234,676	229,347	293,364	312,859	301,624
Real estate taxes	190,764	186,351	244,323	248,388	232,702
Operating lease rent	33,188	32,965	33,231	33,261	32,834
Interest expense, net of interest income	190,521	208,669	257,045	321,199	323,870
Amortization of deferred finance costs	11,653	12,408	16,498	24,564	27,348
Depreciation and amortization	272,358	279,507	403,320	821,041	560,887
Loan loss and other investment reserves, net of recoveries	—	6,839	—	—	—
Transaction related costs	729	1,099	(1,834)	7,528	11,430
Marketing, general and administrative	100,875	92,631	100,498	99,759	94,873
Total expenses	1,034,764	1,049,816	1,346,445	1,868,599	1,585,568
Equity in net (loss) income from unconsolidated joint ventures	(34,518)	7,311	21,892	11,874	13,028
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	76,181	303,967	16,166	44,009	15,844
Purchase price and other fair value adjustment	69,389	57,385	—	—	40,078
(Loss) gain on sale of real estate, net	(16,749)	(30,757)	73,241	238,116	175,974
Depreciable real estate reserves and impairment	(7,047)	(227,543)	(178,520)	(10,387)	(19,226)
Gain (loss) on sale of investment in marketable securities	—	—	3,262	(83)	—
Loss on early extinguishment of debt	—	(17,083)	—	—	(49)
Discontinued operations	—	—	—	—	14,549
Net income	291,487	270,856	101,069	278,911	317,459
Net income attributable to noncontrolling interest in the Operating Partnership	(13,301)	(12,216)	(3,995)	(10,136)	(10,565)
Net loss (income) attributable to noncontrolling interests in other partnerships	3,159	6	15,701	(7,644)	(15,843)
Preferred unit distributions	(10,911)	(11,384)	(11,401)	(11,235)	(6,967)
Net income attributable to SL Green	270,434	247,262	101,374	249,896	284,084
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)	(14,950)	(14,952)
Net income attributable to SL Green common stockholders	$255,484	$232,312	$86,424	$234,946	$269,132
Net income per common share—Basic	$3.10	$2.67	$0.87	$2.34	$2.71
Net income per common share—Diluted	$3.10	$2.67	$0.87	$2.34	$2.70
Cash dividends declared per common share	$3.4350	$3.2875	$3.1375	$2.94	$2.52
Basic weighted average common shares outstanding	81,733	86,753	98,571	100,185	99,345
Diluted weighted average common shares and common share equivalents outstanding	86,562	91,530	103,403	104,881	103,734

	As of December 31,
Balance Sheet Data (in thousands)	2019	2018	2017	2016	2015
Commercial real estate, before accumulated depreciation	$8,784,567	$8,513,935	$10,206,122	$12,743,332	$16,681,602
Total assets	12,766,320	12,751,358	13,982,904	15,857,787	19,727,646
Mortgages and other loans payable, revolving credit facilities, term loans and senior unsecured notes and trust preferred securities, net	5,508,137	5,541,701	5,855,132	6,481,666	10,275,453
Noncontrolling interests in the Operating Partnership	409,862	387,805	461,954	473,882	424,206
Total equity	5,517,198	5,947,855	6,589,454	7,750,911	7,719,317

	Year Ended December 31,
Other Data (in thousands)	2019	2018	2017	2016	2015
Net cash provided by operating activities	376,473	441,537	543,001	644,010	542,691
Net cash provided by (used in) investing activities	114,494	681,662	22,014	1,973,382	(2,151,702)
Net cash (used in) provided by financing activities	(528,650)	(1,094,112)	(684,956)	(2,736,402)	1,713,417
Funds from operations available to all stockholders(1)	605,701	605,720	667,294	869,855	661,825

(1)
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

SL GREEN OPERATING PARTNERSHIP, L.P.

	Year Ended December 31,
Operating Data	2019	2018	2017	2016	2015
(in thousands, except per unit data)
Total revenue	$1,238,995	$1,227,392	$1,511,473	$1,863,981	$1,662,829
Operating expenses	234,676	229,347	293,364	312,859	301,624
Real estate taxes	190,764	186,351	244,323	248,388	232,702
Operating lease rent	33,188	32,965	33,231	33,261	32,834
Interest expense, net of interest income	190,521	208,669	257,045	321,199	323,870
Amortization of deferred finance costs	11,653	12,408	16,498	24,564	27,348
Depreciation and amortization	272,358	279,507	403,320	821,041	560,887
Loan loss and other investment reserves, net of recoveries	—	6,839	—	—	—
Transaction related costs	729	1,099	(1,834)	7,528	11,430
Marketing, general and administrative	100,875	92,631	100,498	99,759	94,873
Total expenses	1,034,764	1,049,816	1,346,445	1,868,599	1,585,568
Equity in net (loss) income from unconsolidated joint ventures	(34,518)	7,311	21,892	11,874	13,028
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	76,181	303,967	16,166	44,009	15,844
Purchase price and other fair value adjustment	69,389	57,385	—	—	40,078
(Loss) gain on sale of real estate, net	(16,749)	(30,757)	73,241	238,116	175,974
Depreciable real estate reserves and impairment	(7,047)	(227,543)	(178,520)	(10,387)	(19,226)
Gain (loss) on sale of investment in marketable securities	—	—	3,262	(83)	—
Loss on early extinguishment of debt	—	(17,083)	—	—	(49)
Discontinued operations	—	—	—	—	14,549
Net income	291,487	270,856	101,069	278,911	317,459
Net loss (income) attributable to noncontrolling interests in other partnerships	3,159	6	15,701	(7,644)	(15,843)
Preferred unit distributions	(10,911)	(11,384)	(11,401)	(11,235)	(6,967)
Net income attributable to SLGOP	283,735	259,478	105,369	260,032	294,649
Perpetual preferred unit distributions	(14,950)	(14,950)	(14,950)	(14,950)	(14,952)
Net income attributable to SLGOP common stockholders	$268,785	$244,528	$90,419	$245,082	$279,697
Net income per common unit—Basic	$3.10	$2.67	$0.87	$2.34	$2.71
Net income per common unit—Diluted	$3.10	$2.67	$0.87	$2.34	$2.70
Cash dividends declared per common unit	$3.4350	$3.2875	$3.1375	$2.94	$2.52
Basic weighted average common units outstanding	86,008	91,315	103,127	104,508	103,244
Diluted weighted average common units and common units equivalents outstanding	86,562	91,530	103,403	104,881	103,734

	As of December 31,
Balance Sheet Data (in thousands)	2019	2018	2017	2016	2015
Commercial real estate, before accumulated depreciation	$8,784,567	$8,513,935	$10,206,122	$12,743,332	$16,681,602
Total assets	12,766,320	12,751,358	13,982,904	15,857,787	19,727,646
Mortgages and other loans payable, revolving credit facilities, term loans and senior unsecured notes and trust preferred securities, net	5,508,137	5,541,701	5,855,132	6,481,666	10,275,453
Total capital	5,517,198	5,947,855	6,589,454	7,750,911	7,719,317

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
Leasing and Operating
At December 31, 2019, our same-store Manhattan office property occupancy inclusive of leases signed but not commenced, was 96.2% compared to 96.0% at December 31, 2018. We signed office leases in Manhattan encompassing approximately 2.5 million square feet, of which approximately 0.5 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on the signed Manhattan office leases that replaced previously occupied space was 38.1% for 2019.
According to Cushman & Wakefield, leasing activity in Manhattan in 2019 totaled approximately 34.7 million square feet. Of the total 2019 leasing activity in Manhattan, the Midtown submarket accounted for approximately 20.4 million square feet, or approximately 58.8%. Manhattan's overall office vacancy went from 9.2% at December 31, 2018 to 11.1% at December 31, 2019. Overall average asking rents in Manhattan increased in 2019 by 1.6% from $72.28 per square foot at December 31, 2018 to $73.41 per square foot at December 31, 2019.
Acquisition and Disposition Activity
Overall Manhattan sales volume decreased by 15.2% in 2019 to $30.2 billion as compared to $35.6 billion in 2018. Consistent with our multi-faceted approach to property acquisitions, we selectively sourced the purchase of a majority and controlling interest in 410 Tenth Avenue, purchased the remaining 10% interest that we did not already own in 110 Greene Street from our joint partner, and accepted an equity interest in 106 Spring Street in lieu of repayment of the respective mezzanine loan.
We also continued to take advantage of significant interest by both international and domestic institutions and individuals seeking ownership interests in Manhattan properties to sell assets, disposing of a significant volume of properties that were non-core or had more limited growth opportunities, raising efficiently priced capital that was used primarily for share repurchases and debt reduction. During the year, we sold all or part of our interest in 131-137 Spring Street, 115 Spring Street, 1010 Washington Boulevard, 1640 Flatbush Avenue, 562 Fifth Avenue, 521 Fifth Avenue, 100 Summit Lake Drive, 200 Summit Lake Drive, 500 Summit Lake, and 360 Hamilton Avenue for total gross valuations of $983.9 million.
Debt and Preferred Equity
In 2018 and 2019, in our debt and preferred equity portfolio we continued to focus on the origination of financings for owners, acquirers or developers of properties in New York City. This investment strategy provides us with the opportunity to fill a need for additional debt financing, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the New York City real estate market. The typical investments made by us during 2018 and 2019 were to reputable owners or acquirers which have sizable equity subordinate to our last dollar of exposure. During 2019, our debt and preferred equity activities included purchases and originations, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, of $0.7 billion, and sales, redemption and participations of $1.2 billion.
For descriptions of significant activities in 2019, refer to "Part I, Item 1. Business - Highlights from 2019."

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
The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if the lease transfers ownership of the asset at the end of the lease term, the lease grants an option to purchase the asset that we are reasonably certain to exercise, the lease term is for a major part of the remaining economic life of the asset, or the present value of the lease payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases. On the consolidated statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense.
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
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences that were identified as part of the initial accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. Most of the joint venture debt is non-recourse to us. The Company has performance guarantees under a master lease at one joint venture. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2019.
We may originate loans for real estate acquisition, development and construction ("ADC loans") where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with the accounting for our debt and preferred equity investments.
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

Results of Operations
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
The following comparison for the year ended December 31, 2019, or 2019, to the year ended December 31, 2018, or 2018, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2018 and still owned by us in the same manner at December 31, 2019 (Same-Store Properties totaled 34 of our 43 consolidated operating properties),

ii.
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

	Same-Store				Disposed		Other		Consolidated
(in millions)	2019	2018	$ Change	% Change	2019	2018	2019	2018	2019	2018	$ Change	% Change
Rental revenue	$921.0	$902.8	$18.2	2.0%	$37.7	$48.5	$24.9	$27.3	$983.6	$978.6	$5.0	0.5%
Investment income	—	—	—	—%	—	—	195.6	201.5	195.6	201.5	(5.9)	(2.9)%
Other income	14.4	7.0	7.4	105.7%	4.4	5.7	41.0	34.6	59.8	47.3	12.5	26.4%
Total revenues	935.4	909.8	25.6	2.8%	42.1	54.2	261.5	263.4	1,239.0	1,227.4	11.6	0.9%

Property operating expenses	411.8	399.2	12.6	3.2%	18.2	23.7	28.7	25.8	458.7	448.7	10.0	2.2%
Transaction related costs	—	0.3	(0.3)	(100.0)%	—	—	0.7	0.8	0.7	1.1	(0.4)	(36.4)%
Marketing, general and administrative	—	—	—	—%	—	—	100.9	92.6	100.9	92.6	8.3	9.0%
	411.8	399.5	12.3	3.1%	18.2	23.7	130.3	119.2	560.3	542.4	17.9	3.3%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									$(202.2)	$(221.1)	18.9	(8.5)%
Depreciation and amortization									(272.4)	(279.5)	7.1	(2.5)%
Equity in net (loss) income from unconsolidated joint ventures									(34.5)	7.3	(41.8)	(572.6)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									76.2	304.0	(227.8)	(74.9)%
Purchase price and other fair value adjustment									69.4	57.4	12.0	20.9%
(Loss) gain on sale of real estate, net									(16.7)	(30.8)	14.1	(45.8)%
Depreciable real estate reserves and impairment									(7.0)	(227.5)	220.5	(96.9)%
Loss on early extinguishment of debt									—	(17.1)	17.1	(100.0)%
Loan loss and other investment reserves, net of recoveries									—	(6.8)	6.8	(100.0)%
Net income									$291.5	$270.9	$20.6	7.6%
Rental Revenue
Rental revenues increased primarily as a result of increased revenue at our Same-Store properties ($18.2 million), partially offset by our Disposed Properties ($10.8 million) and Acquired Properties ($4.5 million).

The following table presents a summary of the commenced leasing activity for the year ended December 31, 2019 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	1,306,846
Property no longer in redevelopment	96,857
Sold vacancies	(16,837)
Properties placed in service	—
Acquired vacancies	—
Property in redevelopment
Space which became available during the year(3)
• Office	797,720
• Retail	63,907
• Storage	13,886
	875,513
Total space available	2,262,379
Leased space commenced during the year:
• Office(4)	900,313	977,511	$73.44	$68.82	$85.14	6.7	13.5
• Retail	45,403	45,375	$108.97	$205.72	$54.15	4.5	10.3
• Storage	9,906	13,856	$24.96	$30.67	$4.60	1.4	14.6
Total leased space commenced	955,622	1,036,742	$74.35	$79.56	$82.71	6.5	13.4

Total available space at end of year	1,306,757

Early renewals
• Office	588,899	669,008	$66.43	$54.26	$29.32	3.2	7.3
• Retail	67,394	56,576	$72.00	$70.42	$—	—	1.5
• Storage	14,137	18,434	$32.00	$37.20	$—	8.3	14.8
Total early renewals	670,430	744,018	$66.00	$55.06	$26.36	3.1	7.1

Total commenced leases, including replaced previous vacancy
• Office		1,646,519	$70.59	$60.33	$62.46	5.3	11.0
• Retail		101,951	$88.45	$128.63	$24.10	2.0	5.4
• Storage		32,290	$28.98	$35.75	$1.98	5.4	14.7
Total commenced leases		1,780,760	$70.86	$65.21	$59.16	5.1	10.8

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of year	202,480
Sold vacancies	(91,957)
Space which became available during the year(3)
• Office	102,614
• Retail	1,261
• Storage	1,888
	105,763
Total space available	216,286
Leased space commenced during the year:
• Office(5)	58,844	58,964	$33.81	$33.87	$11.74	3.0	4.4
• Retail	3,797	3,797	$11.46	$19.74	$—	—	10.8
• Storage	1,395	2,021	$14.17	$13.95	$—	—	3.9
Total leased space commenced	64,036	64,782	$31.88	$32.51	$10.69	2.7	4.7

Total available space at end of the year	152,250

Early renewals
• Office	130,280	129,932	$36.03	$37.01	$11.14	6.0	6.9
• Storage	248	248	$18.00	$18.00	$—	—	10.8
Total early renewals	130,528	130,180	$36.00	$36.97	$11.12	5.9	6.9

Total commenced leases, including replaced previous vacancy
• Office		188,896	$35.51	$36.62	$10.95	4.9	6
• Retail		3,797	$11.46	$19.74	$—	—	10.8
• Storage		2,269	$14.59	$14.49	$—	—	4.7
Total commenced leases		194,962	$34.75	$36.23	$10.59	4.8	6.1

(1)	Annual initial base rent.

(2)	Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $73.25 per rentable square feet for 478,219 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $69.27 per rentable square feet for 1,147,227 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $34.79 per rentable square feet for 32,126 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $35.79 per rentable square feet for 162,058 rentable square feet.

Investment Income
Investment income decreased primarily due to a decrease in the weighted average yield of our debt and preferred equity investments. For the years ended December 31, 2019 and 2018, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.1 billion and 8.8%, respectively, compared to $2.1 billion and 9.0%, respectively. As of December 31, 2019, the debt and preferred equity investments had a weighted average term to maturity of 1.8 years excluding extension options.
Other Income
Other income increased primarily due to promote income recognized from the sale of 521 Fifth Avenue ($3.4 million) in the second quarter of 2019, higher lease termination income in 2019 as compared with 2018 ($3.2 million), a leasing commission and fee received at 2 Herald Square ($3.0 million) in the fourth quarter of 2019, and a real estate tax refund received at 220 East 42nd Street ($2.5 million) in the third quarter of 2019.

Property Operating Expenses
Property operating expenses increased primarily due to increased operating expenses and real estate taxes at our Same-Store Properties ($3.9 million and $8.4 million, respectively), partially offset by decreased operating expenses and real estate taxes at our Disposed Properties ($3.7 million and $1.9 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses were $100.9 million for the year ended December 31, 2019, compared to $92.6 million for the same period in 2018. Marketing, general and administrative expenses for the year ended December 31, 2019 includes $10.0 million of additional expense related to new accounting guidance for leasing costs, which requires the Company to expense certain internal costs that were previously capitalized.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the repayment of the debt at One Madison Avenue in the fourth quarter of 2018 ($26.2 million) and interest capitalization in connection with a property that is under development ($8.4 million), partially offset by a higher weighted average balance of the 2017 revolving credit facility ($14.3 million). The weighted average consolidated debt balance outstanding was $6.1 billion for the year ended December 31, 2019 as compared to $5.7 billion for the year ended December 31, 2018. The consolidated weighted average interest rate decreased to 4.00% for the year ended December 31, 2019 as compared to 4.06% for the year ended December 31, 2018 as a result of a decrease in LIBOR.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result decreased depreciation at our Same Store properties ($7.9 million) and Disposed properties ($4.2 million), partially offset by increased depreciation at our Acquired properties ($5.5 million).
Equity in net (loss) income from unconsolidated joint ventures
Equity in net (loss) income from unconsolidated joint ventures decreased primarily as a result of depreciation at 650 Fifth Avenue ($9.6 million) and 2 Herald Square ($6.6 million), the repayment and redemption of certain debt and preferred equity positions accounted for under the equity method ($9.2 million), a tenant related charge at 280 Park Avenue ($6.8 million), and the sale of 3 Columbus Circle in the fourth quarter of 2018 ($5.6 million).
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the year ended December 31, 2019, we recognized gains on the sales of our joint venture interests in 521 Fifth Avenue ($57.4 million) and 131 Spring Street ($16.7 million). During the year ended December 31, 2018, we recognized gains on the sales of our joint venture interests in 3 Columbus Circle ($160.4 million), 724 Fifth Avenue ($64.6 million), 1745 Broadway ($52.0 million), 175-225 Third Avenue ($19.5 million), 720 Fifth Avenue ($6.3 million) and Jericho Plaza ($0.1 million), and a loss related to the sale of our interest in Stonehenge Village ($5.7 million).
Purchase price and other fair value adjustments
In August 2019, the Company sold a 49% interest in 115 Spring Street, which resulted in the deconsolidation of our remaining 51% interest. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $3.8 million.
In May 2019, the Company closed on the acquisition of a majority and controlling interest in 410 Tenth Avenue. We recorded the assets acquired and liabilities assumed at fair value which resulted in the recognition of a fair value adjustment of $67.6 million, which is reflected on the Company's consolidated statement of operations within purchase price and other fair value adjustments. This fair value was allocated to the assets and liabilities, including identified intangibles of the property.
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

(Loss) Gain on Sale of Real Estate, Net
During the year ended December 31, 2019, we recognized a loss on sale related to our interest in 562 Fifth Avenue ($26.6 million) and gains on the sales of our interests in 1640 Flatbush Avenue ($5.5 million), 115 Spring Street ($3.3 million), and the Suburban Properties ($1.8 million). The Suburban Properties consist of 360 Hamilton Avenue, 100 Summit Lake Drive, 200 Summit Lake Drive, and 500 Summit Lake Drive. During the year ended December 31, 2018, we recognized a gain on the sale of our interests in 600 Lexington ($23.8 million) and we recognized losses on the sales of our interests in 300-400 Summit Lake Drive ($36.2 million), 635 Madison ($14.1 million), Reckson Executive Park ($2.6 million) and 115-117 Stevens Avenue ($0.7 million).
Depreciable Real Estate Reserves and Impairment
During the year ended December 31, 2019, we recorded a charge related to 1010 Washington Boulevard in Stamford, Connecticut ($7.0 million). During the year ended December 31, 2018, we recorded a charge related to five suburban office properties comprised of 13 buildings ($221.9 million), which the Company stated it intends to dispose of and three of which were sold in 2019, and a charge related to the Upper East Side Residential Assemblage ($5.8 million).
Loss on early extinguishment of debt
During the year ended December 31, 2018, we recognized a loss on early extinguishment of debt as a result of the early repayment of the debt at One Madison Avenue ($14.9 million), and the mortgage at 220 East 42nd ($2.2 million).
Loan loss and other investment reserves, net of recoveries
During the year ended December 31, 2018, we recognized a loss related to two of our debt and preferred equity positions ($5.8 million) that were being marketed for sale, one of which was sold in 2019, and the repayment of an investment pursuant to the sale of a property ($1.1 million).
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
For a comparison of the year ended December 31, 2018 to the year ended December 31, 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 27, 2019.
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

The combined aggregate principal maturities of our property mortgages and other loans payable, Master Repurchase Agreement ("MRA") and Federal Home Loan Bank of New York ("FHLB") facilities, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2019 were as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Property mortgages and other loans	$26,640	$251,546	$538,805	$57,301	$278,781	$866,626	$2,019,699
MRA and FHLB facilities	192,184	—	—	—	—	—	192,184
Corporate obligations	250,000	350,000	800,000	1,540,000	200,000	200,000	3,340,000
Joint venture debt-our share	811,628	805,276	268,952	311,436	17,022	1,813,821	4,028,135
Total	$1,280,452	$1,406,822	$1,607,757	$1,908,737	$495,803	$2,880,447	$9,580,018
As of December 31, 2019, we had liquidity of $1.5 billion, comprised of $1.3 billion of availability under our revolving credit facility and $196.0 million of consolidated cash on hand, inclusive of $29.9 million of marketable securities and excluding$131.5 million representing our share of cash at unconsolidated joint venture properties. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to divest of properties or interests in properties or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $241.4 million and $279.1 million at December 31, 2019 and 2018, respectively, representing a decrease of $37.7 million. The decrease was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2019	2018	(Decrease) Increase
Net cash provided by operating activities	$376,473	$441,537	$(65,064)
Net cash provided by investing activities	$114,494	$681,662	$(567,168)
Net cash used in financing activities	$(528,650)	$(1,094,112)	$565,462
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
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2019, when compared to the year ended December 31, 2018, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(202,105)
Capital expenditures and capitalized interest	1,474
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	(5,239)
Joint venture investments	271,747
Distributions from joint ventures	(154,098)
Proceeds from sales of real estate/partial interest in property	(1,022,702)
Debt and preferred equity and other investments	543,755
Increase in net cash used in investing activities	$(567,168)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $254.5 million for the year ended December 31, 2018 to $253.0 million for the year ended December 31, 2019. The decrease in capital expenditures relates primarily to lower costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our credit facilities, our MRA facilities, our FHLB facility, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2019, when compared to the year ended December 31, 2018, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(1,621,407)
Repayments of our debt obligations	1,628,766
Net distribution to noncontrolling interests	12,937
Other financing activities	755
Proceeds from stock options exercised and DRSPP issuance	(28,714)
Payment of debt extinguishment costs	13,918
Repurchase of common stock	595,142
Redemption of preferred stock	(16,934)
Acquisition of subsidiary interest from noncontrolling interest	(25,845)
Dividends and distributions paid	6,844
Increase in net cash provided by financing activities	$565,462
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2019, 79,202,322 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
In August 2016, our Board of Directors approved a share repurchase program under which we can repurchase up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized four separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, and fourth quarter of 2019 bringing the total program size to $3.0 billion.
At December 31, 2019 repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493

At-The-Market Equity Offering Program
In March 2015, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of our common stock. The Company did not make any sales of its common stock under the ATM program in the years ended December 31, 2019, 2018, or 2017.
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2018, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2019, 2018, and 2017, respectively (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Shares of common stock issued	3,867	1,399	2,141
Dividend reinvestments/stock purchases under the DRSPP	$334	$136	$223
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2019, 4.1 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan could earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three year period beginning September 1, 2014. Under the 2014 Outperformance Plan, two-thirds of the LTIP Units were subject to performance based vesting based on the Company’s absolute total return to stockholders and one-third of the LTIP Units were subject to performance based vesting based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. LTIP Units earned under the 2014 Outperformance Plan were to be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units were earned, each participant would have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions were to be paid currently with respect to all earned LTIP Units, whether vested or unvested.
Based on our performance, none of the LTIP Units granted under the 2014 Outperformance Plan were earned pursuant to the terms of the 2014 Outperformance Plan, and all units issued were forfeited in 2017.
The cost of the 2014 Outperformance Plan ($27.9 million subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded no compensation expense during the years ended December 31, 2019 and 2018, and compensation expense of $13.6 million during the year ended December 31, 2017 related to the 2014 Outperformance Plan.

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
During the year ended December 31, 2019, 18,669 phantom stock units and 9,949 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.4 million during the year ended December 31, 2019 related to the Deferred Compensation Plan. As of December 31, 2019, there were 128,946 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2019, 131,440 shares of our common stock had been issued under the ESPP.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2019 and 2018, (dollars in thousands).

	December 31,
Debt Summary:	2019	2018
Balance
Fixed rate	$2,536,286	$2,543,476
Variable rate—hedged	1,000,000	1,000,000
Total fixed rate	3,536,286	3,543,476
Total variable rate	2,018,434	2,048,442
Total debt	$5,554,720	$5,591,918

Debt, preferred equity, and other investments subject to variable rate	618,885	1,299,390
Net exposure to variable rate debt	1,399,549	749,052

Percent of Total Debt:
Fixed rate	63.7%	63.4%
Variable rate (1)	36.3%	36.6%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.05%	4.34%
Variable rate	3.93%	3.57%
Effective interest rate	3.85%	4.06%

(1)
Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 28.4% and 17.5% as of December 31, 2019 and December 31, 2018, respectively.

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (1.76% and 2.50% at December 31, 2019 and 2018, respectively). Our consolidated debt at December 31, 2019 had a weighted average term to maturity of 3.72 years.
Certain of our debt and equity investments and other investments, with carrying values of $0.6 billion at December 31, 2019 and $1.3 billion at December 31, 2018, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 28.4% and 17.5%, respectively.
Mortgage Financing
As of December 31, 2019, our total mortgage debt (excluding our share of joint venture mortgage debt of $4.0 billion) consisted of $1.4 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.26% and $0.8 billion of variable rate debt with an effective weighted average interest rate of 4.52%.
Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2019, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2019, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term

Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
In May 2019, we entered into an agreement to reduce the interest rate spread under Term Loan B by 65 basis points to a spread over 30-day LIBOR ranging from 85 basis points to 165 basis points. This reduction was effective in November 2019.
At December 31, 2019, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2019, the facility fee was 20 basis points.
As of December 31, 2019, we had $11.8 million of outstanding letters of credit, $240.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the 2017 credit facility. At December 31, 2019 and December 31, 2018, the revolving credit facility had a carrying value of $234.0 million and $492.2 million, respectively, net of deferred financing costs. At December 31, 2019 and December 31, 2018, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Federal Home Loan Bank of New York ("FHLB") Facility
The Company’s wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances that bear interest at a floating rate. As of December 31, 2019, we had a total of $39.5 million in outstanding secured advances with an average spread of 0.0025 basis points over 30-day LIBOR.
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
The 2017 MRA has a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate. In June 2018, we exercised a 1 year extension option and in June 2019, we exercised another 1 year extension option. In August 2019, we amended our agreement to include two additional 1 year extension options. At December 31, 2019, the facility had a carrying value of $152.4 million, net of deferred financing costs.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2019 and 2018, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2019 Unpaid Principal Balance	December 31, 2019 Accreted Balance	December 31, 2018 Accreted Balance	Interest Rate (1)		Initial Term (in Years)	Maturity
March 16, 2010 (2)	$250,000	$250,000	$250,000		7.75%	10	March 2020
August 7, 2018 (3) (4)	350,000	350,000	350,000	L+	0.98%	3	August 2021
October 5, 2017 (3)	500,000	499,695	499,591		3.25%	5	October 2022
November 15, 2012 (5)	300,000	303,142	304,168		4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000		4.27%	10	December 2025
	$1,500,000	$1,502,837	$1,503,759
Deferred financing costs, net		(5,990)	(8,545)
	$1,500,000	$1,496,847	$1,495,214

(1)
Interest rate as of December 31, 2019, taking into account interest rate hedges in effect during the period. Floating rate notes are presented with the stated spread over 3-month LIBOR, unless otherwise specified.

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

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2019 and 2018, we were in compliance with all such covenants.
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
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of December 31, 2019, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $13.3 million and would increase our share of joint venture annual interest cost by $17.0 million. At December 31, 2019, 39.2% of our $1.6 billion debt and preferred equity portfolio is indexed to LIBOR.
We recognize most derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If a derivative is considered a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.

Our long-term debt of $3.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2019 bore interest at rates between LIBOR plus 17 basis points and LIBOR plus 340 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our financing and operating leases, as of December 31, 2019 are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Property mortgages and other loans	$26,640	$251,546	$538,805	$57,301	$278,781	$866,626	$2,019,699
MRA and FHLB facilities	192,184	—	—	—	—	—	192,184
Revolving credit facility	—	—	—	240,000	—	—	240,000
Unsecured term loans	—	—	—	1,300,000	200,000	—	1,500,000
Senior unsecured notes	250,000	350,000	800,000	—	—	100,000	1,500,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	2,619	2,794	2,794	2,794	2,819	814,283	828,103
Operating leases	31,508	31,702	29,548	27,243	27,263	649,289	796,553
Estimated interest expense	195,571	176,335	144,098	76,664	59,834	121,233	773,735
Joint venture debt	811,628	805,276	268,952	311,436	17,022	1,813,821	4,028,135
Total	$1,510,150	$1,617,653	$1,784,197	$2,015,438	$585,719	$4,465,252	$11,978,409
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
Capital Expenditures
We estimate that for the year ending December 31, 2020, we expect to incur $145.3 million of recurring capital expenditures and $298.5 million of development or redevelopment expenditures on existing consolidated properties, and our share of capital expenditures at our joint venture properties will be $485.5 million. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $3.54 per share, we would pay $280.4 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2017 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $3.9 million, $3.9 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $18.8 million, $18.8 million and $22.6 million the years ended December 31, 2019, 2018 and 2017, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2019, 2018, and 2017 respectively.
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

Funds from Operations
FFO is a widely recognized non-GAAP financial measure of REIT performance. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Company does. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002, and subsequently amended in December 2018, defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties , and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
The Company presents FFO because it considers it an important supplemental measure of the Company’s operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties. The Company also uses FFO as one of several criteria to determine performance-based compensation for members of its senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions, and real estate related impairment charges, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, providing perspective not immediately apparent from net income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including our ability to make cash distributions.
FFO for the years ended December 31, 2019, 2018, and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income attributable to SL Green common stockholders	$255,484	$232,312	$86,424
Add:
Depreciation and amortization	272,358	279,507	403,320
Joint venture depreciation and noncontrolling interest adjustments	192,426	187,147	102,334
Net income (loss) attributable to noncontrolling interests	10,142	12,210	(11,706)
Less:
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	76,181	303,967	16,166
Depreciable real estate reserves and impairment	(7,047)	(227,543)	(178,520)
(Loss) gain on sale of real estate, net	(16,749)	(30,757)	73,241
Purchase price and other fair value adjustment	69,389	57,385	—
Depreciation on non-rental real estate assets	2,935	2,404	2,191
Funds from Operations attributable to SL Green common stockholders	$605,701	$605,720	$667,294
Cash flows provided by operating activities	$376,473	$441,537	$543,001
Cash flows provided by investing activities	$114,494	$681,662	$22,014
Cash flows used in financing activities	$(528,650)	$(1,094,112)	$(684,956)
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2019 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2020	$261,118	3.93%	$207,706	3.16%	$769,661	8.26%
2021	11,638	3.85%	589,908	2.95%	258,325	8.09%
2022	1,007,985	3.86%	330,820	2.97%	226,448	11.23%
2023	1,007,301	4.17%	590,000	3.13%	207,672	8.02%
2024	278,781	4.25%	200,000	3.37%	12,950	9.41%
Thereafter	966,626	4.31%	100,000	3.64%	105,250	7.77%
Total	$3,533,449	3.95%	$2,018,434	3.08%	$1,580,306	8.60%
Fair Value	$3,642,770		$2,018,714

(1)	Our debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.7 billion at December 31, 2019.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2019 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2020	$11,180	4.15%	$800,448	3.52%
2021	11,715	4.16%	793,561	3.39%
2022	220,806	4.11%	48,146	3.58%
2023	271,090	3.94%	40,346	4.21%
2024	17,006	3.88%	16	4.31%
Thereafter	1,703,667	3.93%	110,154	4.37%
Total	$2,235,464	4.07%	$1,792,671	3.66%
Fair Value	$2,304,813		$1,796,808

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2019 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	LIBOR	$300,000	3.750%	May 2019	May 2020	$—
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.928%	December 2017	November 2020	(281)
Interest Rate Swap	Mortgage	LIBOR	100,000	1.934%	December 2017	November 2020	(286)
Interest Rate Cap	Mortgage	LIBOR	111,869	3.500%	December 2019	December 2020	—
Interest Rate Cap	Mortgage	LIBOR	85,000	4.000%	March 2019	March 2021	—
Interest Rate Swap	Credit Facility	LIBOR	200,000	1.131%	July 2016	July 2023	3,015
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.161%	July 2016	July 2023	1,404
Interest Rate Swap	Credit Facility	LIBOR	150,000	2.696%	January 2019	January 2024	(6,570)
Interest Rate Swap	Credit Facility	LIBOR	150,000	2.721%	January 2019	January 2026	(9,344)
Interest Rate Swap	Credit Facility	LIBOR	200,000	2.740%	January 2019	January 2026	(12,629)
Total Consolidated Hedges							$(24,691)
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps represented an asset of $0.1 million in the aggregate at December 31, 2019. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented a liability of $0.2 million in the aggregate at December 31, 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

Joint Venture Consolidation Assessment
Description of the Matter
The Company accounted for certain investments in real estate joint ventures under the equity method of accounting and consolidated certain other investments in real estate joint ventures. At December 31, 2019, the Company’s investments in unconsolidated joint ventures was $2.9 billion and noncontrolling interests in consolidated other partnerships was $75.9 million. As discussed in Note 2 to the consolidated financial statements, for each joint venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

Auditing management’s joint venture consolidation analyses was complex and highly judgmental due to the subjectivity in assessing which activities most significantly impact a joint venture’s economic performance based on the purpose and design of the entity over the duration of its expected life and assessing which party has rights to direct those activities.

How We Addressed the Matter in Our Audit
We tested the Company’s controls over the assessment of joint venture consolidation. For example, we tested controls over management's review of the consolidation analyses for newly formed ventures as well as controls over management's identification of reconsideration events which could trigger modified consolidation conclusions for existing ventures.

To test the Company’s consolidation assessment for real estate joint ventures, our procedures included, among others, reviewing new and amended joint venture agreements and discussing with management the nature of the rights conveyed to the Company through the joint venture agreements as well as the business purpose of the joint venture transactions. We reviewed management’s assessment of the activities that would most significantly impact the joint venture’s economic performance and evaluated whether the joint venture agreements provided participating or protective rights to the Company. We also evaluated transactions with the joint ventures for events which would require a reconsideration of previous consolidation conclusions.

 /s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1997.
New York, New York
February 28, 2020

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,751,544	$1,774,899
Building and improvements	5,154,990	5,268,484
Building leasehold and improvements	1,433,793	1,423,107
Right of use asset - financing leases	47,445	47,445
Right of use asset - operating leases	396,795	—
	8,784,567	8,513,935
Less: accumulated depreciation	(2,060,560)	(2,099,137)
	6,724,007	6,414,798
Assets held for sale	391,664	—
Cash and cash equivalents	166,070	129,475
Restricted cash	75,360	149,638
Investments in marketable securities	29,887	28,638
Tenant and other receivables, net of allowance of $12,369 and $15,702 in 2019 and 2018, respectively	43,968	41,589
Related party receivables	21,121	28,033
Deferred rents receivable, net of allowance of $12,477 and $15,457 in 2019 and 2018, respectively	283,011	335,985
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,562 and $22,379 and allowances of $1,750 and $5,750 in 2019 and 2018, respectively	1,580,306	2,099,393
Investments in unconsolidated joint ventures	2,912,842	3,019,020
Deferred costs, net	205,283	209,110
Other assets	332,801	295,679
Total assets (1)	$12,766,320	$12,751,358
Liabilities
Mortgages and other loans payable, net	$2,183,253	$1,961,240
Revolving credit facility, net	234,013	492,196
Unsecured term loans, net	1,494,024	1,493,051
Unsecured notes, net	1,496,847	1,495,214
Accrued interest payable	22,148	23,154
Other liabilities	177,080	116,566
Accounts payable and accrued expenses	166,905	147,060
Deferred revenue	114,052	94,453
Lease liability - financing leases	44,448	43,616
Lease liability - operating leases	381,671	3,603
Dividend and distributions payable	79,282	80,430
Security deposits	62,252	64,688
Liabilities related to assets held for sale	—	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,555,975	6,115,271
Commitments and contingencies
Noncontrolling interests in Operating Partnership	409,862	387,805
Preferred units	283,285	300,427

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2019 and 2018	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 80,257 and 84,739 issued and outstanding at December 31, 2019 and 2018, respectively (including 1,055 and 1,055 shares held in treasury at December 31, 2019 and 2018, respectively)	803	847
Additional paid-in-capital	4,286,395	4,508,685
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive (loss) income	(28,485)	15,108
Retained earnings	1,084,719	1,278,998
Total SL Green stockholders' equity	5,441,315	5,901,521
Noncontrolling interests in other partnerships	75,883	46,334
Total equity	5,517,198	5,947,855
Total liabilities and equity	$12,766,320	$12,751,358

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $205.2 million and $110.0 million of land, $481.9 million and $346.7 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $47.4 million of right of use assets, $17.6 million and $42.2 million of accumulated depreciation, $169.5 million and $112.6 million of other assets included in other line items, $457.1 million and $140.8 million of real estate debt, net, $1.2 million and $0.4 million of accrued interest payable, $57.7 million and $43.6 million of lease liabilities, and $43.7 million and $18.3 million of other liabilities included in other line items as of December 31, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Rental revenue, net	$983,557	$978,574	$1,273,932
Investment income	195,590	201,492	193,871
Other income	59,848	47,326	43,670
Total revenues	1,238,995	1,227,392	1,511,473
Expenses
Operating expenses, including $18,106 in 2019, $17,823 in 2018, $21,400 in 2017 of related party expenses	234,676	229,347	293,364
Real estate taxes	190,764	186,351	244,323
Operating lease rent	33,188	32,965	33,231
Interest expense, net of interest income	190,521	208,669	257,045
Amortization of deferred financing costs	11,653	12,408	16,498
Depreciation and amortization	272,358	279,507	403,320
Loan loss and other investment reserves, net of recoveries	—	6,839	—
Transaction related costs	729	1,099	(1,834)
Marketing, general and administrative	100,875	92,631	100,498
Total expenses	1,034,764	1,049,816	1,346,445
Equity in net (loss) income from unconsolidated joint ventures	(34,518)	7,311	21,892
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	76,181	303,967	16,166
Purchase price and other fair value adjustment	69,389	57,385	—
(Loss) gain on sale of real estate, net	(16,749)	(30,757)	73,241
Depreciable real estate reserves and impairment	(7,047)	(227,543)	(178,520)
Gain on sale of investment in marketable securities	—	—	3,262
Loss on early extinguishment of debt	—	(17,083)	—
Net income	291,487	270,856	101,069
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(13,301)	(12,216)	(3,995)
Noncontrolling interests in other partnerships	3,159	6	15,701
Preferred units distributions	(10,911)	(11,384)	(11,401)
Net income attributable to SL Green	270,434	247,262	101,374
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net income attributable to SL Green common stockholders	$255,484	$232,312	$86,424

Basic earnings per share:	$3.10	$2.67	$0.87
Diluted earnings per share:	$3.10	$2.67	$0.87

Basic weighted average common shares outstanding	81,733	86,753	98,571
Diluted weighted average common shares and common share equivalents outstanding	86,562	91,530	103,403

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$291,487	$270,856	$101,069
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(47,118)	(3,622)	1,040
Increase (decrease) in unrealized value of marketable securities	1,249	60	(4,667)
Other comprehensive loss	(45,869)	(3,562)	(3,627)
Comprehensive income	245,618	267,294	97,442
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(21,053)	(23,594)	305
Other comprehensive loss attributable to noncontrolling interests	2,276	66	94
Comprehensive income attributable to SL Green	$226,841	$243,766	$97,841

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

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Cash distributions declared ($3.2875 per common share, none of which represented a return of capital for federal income tax purposes)							(282,188)		(282,188)
Balance at December 31, 2018	221,932	83,684	847	4,508,685	(124,049)	15,108	1,278,998	46,334	5,947,855
Net income (loss)							270,434	(3,159)	267,275
Acquisition of subsidiary interest from noncontrolling interest				(569)				(25,276)	(25,845)
Other comprehensive loss						(43,593)			(43,593)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		4		334					334
Conversion of units in the Operating Partnership to common stock		5		471					471
Reallocation of noncontrolling interest in the Operating Partnership							(34,320)		(34,320)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		105	2	25,761					25,763
Repurchases of common stock		(4,596)	(46)	(248,287)			(136,066)		(384,399)
Contributions to consolidated joint venture interests								58,462	58,462
Cash distributions to noncontrolling interests								(478)	(478)
Cash distributions declared ($3.435 per common share, none of which represented a return of capital for federal income tax purposes)							(279,377)		(279,377)
Balance at December 31, 2019	$221,932	79,202	$803	$4,286,395	$(124,049)	$(28,485)	$1,084,719	$75,883	$5,517,198

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$291,487	$270,856	$101,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284,011	289,899	418,798
Equity in net loss (income) from unconsolidated joint ventures	34,518	(7,311)	(21,892)
Distributions of cumulative earnings from unconsolidated joint ventures	864	10,277	20,309
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(76,181)	(303,967)	(16,166)
Purchase price and other fair value adjustments	(69,389)	(57,385)	—
Depreciable real estate reserves and impairment	7,047	227,543	178,520
Loss (gain) on sale of real estate, net	16,749	30,757	(73,241)
Loan loss reserves and other investment reserves, net of recoveries	—	6,839	—
Gain on sale of investments in marketable securities	—	—	(3,262)
Loss on early extinguishment of debt	—	17,083	—
Deferred rents receivable	(13,941)	(18,216)	(38,009)
Non-cash lease expense	13,744	2,016	1,020
Other non-cash adjustments	271	2,932	19,621
Changes in operating assets and liabilities:
Tenant and other receivables	(4,968)	6,968	(5,717)
Related party receivables	7,802	(1,044)	(7,209)
Deferred lease costs	(70,938)	(44,158)	(41,939)
Other assets	(18,630)	(8,310)	(23,068)
Accounts payable, accrued expenses, other liabilities and security deposits	(25,597)	4,410	(12,440)
Deferred revenue	10,824	12,348	46,607
Change in lease liability - operating leases	(11,200)	—	—
Net cash provided by operating activities	376,473	441,537	543,001
Investing Activities
Acquisitions of real estate property	(262,591)	(60,486)	(28,680)
Additions to land, buildings and improvements	(252,986)	(254,460)	(336,001)
Acquisition deposits and deferred purchase price	(5,239)	—	—
Investments in unconsolidated joint ventures	(128,682)	(400,429)	(389,249)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	79,020	233,118	319,745
Net proceeds from disposition of real estate/joint venture interest	208,302	1,231,004	692,796
Proceeds from sale of marketable securities	—	—	55,129
Other investments	(7,869)	(38,912)	25,330
Origination of debt and preferred equity investments	(607,844)	(731,216)	(1,129,970)
Repayments or redemption of debt and preferred equity investments	1,092,383	703,043	812,914
Net cash provided by investing activities	114,494	681,662	22,014

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Financing Activities
Proceeds from mortgages and other loans payable	$752,984	$564,391	$870,459
Repayments of mortgages and other loans payable	(230,076)	(868,842)	(902,460)
Proceeds from revolving credit facility and senior unsecured notes	1,310,000	3,120,000	2,784,599
Repayments of revolving credit facility and senior unsecured notes	(1,570,000)	(2,560,000)	(2,276,782)
Payment of debt extinguishment costs	—	(13,918)	—
Proceeds from stock options exercised and DRSPP issuance	334	29,048	23,537
Repurchase of common stock	(384,399)	(979,541)	(806,302)
Redemption of preferred stock	(18,142)	(1,208)	(275)
Redemption of OP units	(27,495)	(33,972)	—
Distributions to noncontrolling interests in other partnerships	(478)	(8,364)	(52,446)
Contributions from noncontrolling interests in other partnerships	10,239	5,459	36,275
Acquisition of subsidiary interest from noncontrolling interest	(25,845)	—	—
Distributions to noncontrolling interests in the Operating Partnership	(14,729)	(15,000)	(14,266)
Dividends paid on common and preferred stock	(306,386)	(313,230)	(333,543)
Other obligations related to loan participations	—	16	17,227
Tax withholdings related to restricted share awards	(3,495)	(3,842)	(3,879)
Deferred loan costs	(21,162)	(15,109)	(27,100)
Net cash used in financing activities	(528,650)	(1,094,112)	(684,956)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(37,683)	29,087	(119,941)
Cash, cash equivalents, and restricted cash at beginning of year	279,113	250,026	369,967
Cash, cash equivalents, and restricted cash at end of period	$241,430	$279,113	$250,026

Supplemental cash flow disclosures:
Interest paid	$248,684	$259,776	$273,819
Income taxes paid	$1,489	$1,418	$2,448

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership	—	—	25,723
Conversion of units in the operating partnership	471	16,303	21,574
Redemption of units in the operating partnership for a joint venture sale	—	10,445	—
Exchange of debt investment for real estate or equity in joint venture	34,498	298,956	—
Issuance of preferred units relating to the real estate acquisition	1,000	—	—
Tenant improvements and capital expenditures payable	6,056	—	6,667
Fair value adjustment to noncontrolling interest in the operating partnership	34,320	34,236	5,712
Deconsolidation of a subsidiary (1)	395	298,404	695,204
Transfer of assets to assets held for sale	391,664	—	611,809
Transfer of liabilities related to assets held for sale	—	—	5,364
Removal of fully depreciated commercial real estate properties	19,577	124,249	15,488
Contribution to consolidated joint venture by noncontrolling interest	48,223	—	—
Share repurchase payable	—	—	41,746
Recognition of right of use assets and related lease liabilities	389,120	—	—
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

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

In December 2019, 2018 and 2017, the Company declared quarterly distributions per share of $0.885, $0.85 and $0.8125, respectively. These distributions were paid in January 2020, 2019 and 2018, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2019	2018	2017
Cash and cash equivalents	$166,070	$129,475	$127,888
Restricted cash	75,360	149,638	122,138
Total cash, cash equivalents, and restricted cash	$241,430	$279,113	$250,026
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the Operating Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.
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
New York, New York
February 28, 2020

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2019	December 31, 2018
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,751,544	$1,774,899
Building and improvements	5,154,990	5,268,484
Building leasehold and improvements	1,433,793	1,423,107
Right of use asset - financing leases	47,445	47,445
Right of use asset - operating leases	396,795	—
	8,784,567	8,513,935
Less: accumulated depreciation	(2,060,560)	(2,099,137)
	6,724,007	6,414,798
Assets held for sale	391,664	—
Cash and cash equivalents	166,070	129,475
Restricted cash	75,360	149,638
Investments in marketable securities	29,887	28,638
Tenant and other receivables, net of allowance of $12,369 and $15,702 in 2019 and 2018, respectively	43,968	41,589
Related party receivables	21,121	28,033
Deferred rents receivable, net of allowance of $12,477 and $15,457 in 2019 and 2018, respectively	283,011	335,985
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,562 and $22,379 and allowances of $1,750 and $5,750 in 2019 and 2018, respectively	1,580,306	2,099,393
Investments in unconsolidated joint ventures	2,912,842	3,019,020
Deferred costs, net	205,283	209,110
Other assets	332,801	295,679
Total assets (1)	$12,766,320	$12,751,358
Liabilities
Mortgages and other loans payable, net	$2,183,253	$1,961,240
Revolving credit facility, net	234,013	492,196
Unsecured term loans, net	1,494,024	1,493,051
Unsecured notes, net	1,496,847	1,495,214
Accrued interest payable	22,148	23,154
Other liabilities	177,080	116,566
Accounts payable and accrued expenses	166,905	147,060
Deferred revenue	114,052	94,453
Lease liability - financing leases	44,448	43,616
Lease liability - operating leases	381,671	3,603
Dividend and distributions payable	79,282	80,430
Security deposits	62,252	64,688
Liabilities related to assets held for sale	—	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,555,975	6,115,271
Commitments and contingencies
Limited partner interests in SLGOP (4,196 and 4,131 limited partner common units outstanding at December 31, 2019 and 2018, respectively)	409,862	387,805
Preferred units	283,285	300,427

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2019	December 31, 2018
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2019 and 2018	221,932	221,932
SL Green partners' capital (834 and 878 general partner common units, and 78,368 and 82,806 limited partner common units outstanding at December 31, 2019 and 2018, respectively)	5,247,868	5,664,481
Accumulated other comprehensive (loss) income	(28,485)	15,108
Total SLGOP partners' capital	5,441,315	5,901,521
Noncontrolling interests in other partnerships	75,883	46,334
Total capital	5,517,198	5,947,855
Total liabilities and capital	$12,766,320	$12,751,358

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $205.2 million and $110.0 million of land, $481.9 million and $346.7 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $47.4 million of right of use assets, $17.6 million and $42.2 million of accumulated depreciation, $169.5 million and $112.6 million of other assets included in other line items, $457.1 million and $140.8 million of real estate debt, net, $1.2 million and $0.4 million of accrued interest payable, $57.7 million and $43.6 million of lease liabilities, and $43.7 million and $18.3 million of other liabilities included in other line items as of December 31, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Rental revenue, net	$983,557	$978,574	$1,273,932
Investment income	195,590	201,492	193,871
Other income	59,848	47,326	43,670
Total revenues	1,238,995	1,227,392	1,511,473
Expenses
Operating expenses, including $18,106 in 2019, $17,823 in 2018, $21,400 in 2017 of related party expenses	234,676	229,347	293,364
Real estate taxes	190,764	186,351	244,323
Operating lease rent	33,188	32,965	33,231
Interest expense, net of interest income	190,521	208,669	257,045
Amortization of deferred financing costs	11,653	12,408	16,498
Depreciation and amortization	272,358	279,507	403,320
Loan loss and other investment reserves, net of recoveries	—	6,839	—
Transaction related costs	729	1,099	(1,834)
Marketing, general and administrative	100,875	92,631	100,498
Total expenses	1,034,764	1,049,816	1,346,445
Equity in net (loss) income from unconsolidated joint ventures	(34,518)	7,311	21,892
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	76,181	303,967	16,166
Purchase price and other fair value adjustment	69,389	57,385	—
(Loss) gain on sale of real estate, net	(16,749)	(30,757)	73,241
Depreciable real estate reserves and impairment	(7,047)	(227,543)	(178,520)
Gain on sale of investment in marketable securities	—	—	3,262
Loss on early extinguishment of debt	—	(17,083)	—
Net income	291,487	270,856	101,069
Net loss attributable to noncontrolling interests in other partnerships	3,159	6	15,701
Preferred unit distributions	(10,911)	(11,384)	(11,401)
Net income attributable to SLGOP	283,735	259,478	105,369
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net income attributable to SLGOP common unitholders	$268,785	$244,528	$90,419

Basic earnings per unit:	$3.10	$2.67	$0.87
Diluted earnings per unit:	$3.10	$2.67	$0.87

Basic weighted average common units outstanding	86,008	91,315	103,127
Diluted weighted average common units and common unit equivalents outstanding	86,562	91,530	103,403
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$291,487	$270,856	$101,069
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	(47,118)	(3,622)	1,040
Increase (decrease) in unrealized value of marketable securities	1,249	60	(4,667)
Other comprehensive loss	(45,869)	(3,562)	(3,627)
Comprehensive income	245,618	267,294	97,442
Net loss attributable to noncontrolling interests	3,159	6	15,701
Other comprehensive loss attributable to noncontrolling interests	2,276	66	94
Comprehensive income attributable to SLGOP	$251,053	$267,366	$113,237

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2016	$221,932	100,562	$7,080,406	$22,137	$426,436	$7,750,911
Net income			101,374		(15,701)	85,673
Other comprehensive income				(3,533)		(3,533)
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		2	223			223
Conversion of common units		202	21,574			21,574
Reallocation of noncontrolling interests in the operating partnership			5,712			5,712
Equity component of repurchased exchangeable senior notes			(109,776)			(109,776)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		87	29,787			29,787
Repurchases of common units		(8,342)	(848,048)			(848,048)
Proceeds from stock options exercised		292	23,314			23,314
Contributions to consolidated joint venture interests					36,275	36,275
Deconsolidation of partially owned entity					(30,203)	(30,203)
Cash distributions to noncontrolling interests					(52,446)	(52,446)
Cash distributions declared ($3.1375 per common unit, none of which represented a return of capital for federal income tax purposes)			(305,059)			(305,059)
Balance at December 31, 2017	221,932	92,803	5,984,557	18,604	364,361	6,589,454
Cumulative adjustment upon adoption of ASC 610-20			570,524			570,524
Balance at January 1, 2018	221,932	92,803	6,555,081	18,604	364,361	7,159,978
Net income (loss)			247,262		(6)	247,256
Other comprehensive loss				(3,496)		(3,496)
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		1	136			136
Conversion of common units		160	16,303			16,303
Reallocation of noncontrolling interests in the operating partnership			34,236			34,236
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		149	17,484			17,484
Repurchases of common units		(9,745)	(937,795)			(937,795)
Proceeds from stock options exercised		316	$28,912			28,912
Contributions to consolidated joint venture interests					5,459	5,459
Deconsolidation of partially owned entity					(315,116)	(315,116)
Cash distributions to noncontrolling interests					(8,364)	(8,364)
Cash distributions declared ($3.2875 per common unit, none of which represented a return of capital for federal income tax purposes)			(282,188)			(282,188)
Balance at December 31, 2018	221,932	83,684	5,664,481	15,108	46,334	5,947,855
Net income (loss)			270,434		(3,159)	267,275
Acquisition of subsidiary interest from noncontrolling interest			(569)		(25,276)	(25,845)
Other comprehensive loss				(43,593)		(43,593)
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		4	334			334
Conversion of common units		5	471			471
Reallocation of noncontrolling interest in the Operating Partnership			(34,320)			(34,320)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		105	25,763			25,763
Repurchases of common units		(4,596)	(384,399)			(384,399)
Contributions to consolidated joint venture interests					58,462	58,462
Cash distributions to noncontrolling interests					(478)	(478)
Cash distributions declared ($3.435 per common unit, none of which represented a return of capital for federal income tax purposes)			(279,377)			(279,377)
Balance at December 31, 2019	$221,932	79,202	$5,247,868	$(28,485)	$75,883	$5,517,198

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$291,487	$270,856	$101,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284,011	289,899	418,798
Equity in net loss (income) from unconsolidated joint ventures	34,518	(7,311)	(21,892)
Distributions of cumulative earnings from unconsolidated joint ventures	864	10,277	20,309
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(76,181)	(303,967)	(16,166)
Purchase price and other fair value adjustments	(69,389)	(57,385)	—
Depreciable real estate reserves and impairment	7,047	227,543	178,520
Loss (gain) on sale of real estate, net	16,749	30,757	(73,241)
Loan loss reserves and other investment reserves, net of recoveries	—	6,839	—
Gain on sale of investments in marketable securities	—	—	(3,262)
Loss on early extinguishment of debt	—	17,083	—
Deferred rents receivable	(13,941)	(18,216)	(38,009)
Non-cash lease expense	13,744	2,016	1,020
Other non-cash adjustments	271	2,932	19,621
Changes in operating assets and liabilities:
Tenant and other receivables	(4,968)	6,968	(5,717)
Related party receivables	7,802	(1,044)	(7,209)
Deferred lease costs	(70,938)	(44,158)	(41,939)
Other assets	(18,630)	(8,310)	(23,068)
Accounts payable, accrued expenses and other liabilities and security deposits	(25,597)	4,410	(12,440)
Deferred revenue	10,824	12,348	46,607
Change in lease liability - operating leases	(11,200)	—	—
Net cash provided by operating activities	376,473	441,537	543,001
Investing Activities
Acquisitions of real estate property	(262,591)	(60,486)	(28,680)
Additions to land, buildings and improvements	(252,986)	(254,460)	(336,001)
Acquisition deposits and deferred purchase price	(5,239)	—	—
Investments in unconsolidated joint ventures	(128,682)	(400,429)	(389,249)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	79,020	233,118	319,745
Net proceeds from disposition of real estate/joint venture interest	208,302	1,231,004	692,796
Proceeds from sale of marketable securities	—	—	55,129
Other investments	(7,869)	(38,912)	25,330
Origination of debt and preferred equity investments	(607,844)	(731,216)	(1,129,970)
Repayments or redemption of debt and preferred equity investments	1,092,383	703,043	812,914
Net cash provided by investing activities	114,494	681,662	22,014

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Financing Activities
Proceeds from mortgages and other loans payable	$752,984	$564,391	$870,459
Repayments of mortgages and other loans payable	(230,076)	(868,842)	(902,460)
Proceeds from revolving credit facility and senior unsecured notes	1,310,000	3,120,000	2,784,599
Repayments of revolving credit facility and senior unsecured notes	(1,570,000)	(2,560,000)	(2,276,782)
Payment of debt extinguishment costs	—	(13,918)	—
Proceeds from stock options exercised and DRSPP issuance	334	29,048	23,537
Repurchase of common units	(384,399)	(979,541)	(806,302)
Redemption of preferred units	(18,142)	(1,208)	(275)
Redemption of OP units	(27,495)	(33,972)	—
Distributions to noncontrolling interests in other partnerships	(478)	(8,364)	(52,446)
Contributions from noncontrolling interests in other partnerships	10,239	5,459	36,275
Acquisition of subsidiary interest from noncontrolling interest	(25,845)	—	—
Distributions paid on common and preferred units	(321,115)	(328,230)	(347,809)
Other obligations related to mortgage loan participations	—	16	17,227
Tax withholdings related to restricted share awards	(3,495)	(3,842)	(3,879)
Deferred loan costs	(21,162)	(15,109)	(27,100)
Net cash used in financing activities	(528,650)	(1,094,112)	(684,956)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(37,683)	29,087	(119,941)
Cash, cash equivalents, and restricted cash at beginning of year	279,113	250,026	369,967
Cash, cash equivalents, and restricted cash at end of period	$241,430	$279,113	$250,026

Supplemental cash flow disclosures:
Interest paid	$248,684	$259,776	$273,819
Income taxes paid	$1,489	$1,418	$2,448

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of units in the operating partnership	—	—	25,723
Conversion of units in the operating partnership	471	16,303	21,574
Redemption of units in the operating partnership for a joint venture sale	—	10,445	—
Exchange of debt investment for real estate or equity in joint venture	34,498	298,956	—
Issuance of preferred units relating to the real estate acquisition	1,000	—	—
Tenant improvements and capital expenditures payable	6,056	—	6,667
Fair value adjustment to noncontrolling interest in the operating partnership	34,320	34,236	5,712
Deconsolidation of a subsidiary (1)	395	298,404	695,204
Transfer of assets to assets held for sale	391,664	—	611,809
Transfer of liabilities related to assets held for sale	—	—	5,364
Removal of fully depreciated commercial real estate properties	19,577	124,249	15,488
Contribution to consolidated joint venture by noncontrolling interest	48,223	—	—
Share repurchase payable	—	—	41,746
Recognition of right of use assets and related lease liabilities	389,120	—	—
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

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

In December 2019, 2018 and 2017, SLGOP declared quarterly distributions per common unit of $0.885, $0.85 and $0.8125, respectively. These distributions were paid in January 2020, 2019 and 2018, respectively.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2019	2018	2017
Cash and cash equivalents	$166,070	$129,475	$127,888
Restricted cash	75,360	149,638	122,138
Total cash, cash equivalents, and restricted cash	$241,430	$279,113	$250,026
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2019

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2019, noncontrolling investors held, in the aggregate, a 5.03% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
As of December 31, 2019, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Property Type		Number of Properties		Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office		20		12,387,091	10	11,216,183	30	23,603,274	94.5%
	Retail		6	(2)	320,430	8	289,050	14	609,480	98.4%
	Development/Redevelopment	(3)	6		189,538	1	—	7	189,538	84.9%
	Fee Interest		—		—	1	—	1	—	—%
			32		12,897,059	20	11,505,233	52	24,402,292	94.6%
Suburban	Office		8		1,044,800	—	—	8	1,044,800	85.7%
	Retail		1		52,000	—	—	1	52,000	100.0%
			9		1,096,800	—	—	9	1,096,800	86.4%
Total commercial properties			41		13,993,859	20	11,505,233	61	25,499,092	94.2%
Residential:
Manhattan	Residential		2	(2)	445,105	8	1,663,774	10	2,108,879	95.7%
Total residential properties			2		445,105	8	1,663,774	10	2,108,879	95.7%
Total portfolio			43		14,438,964	28	13,169,007	71	27,607,971	94.3%

(1)
The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by the total available units.

(2)
As of December 31, 2019, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Properties in Development are included in Number of Properties with no Approximate Square Feet.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

As of December 31, 2019, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited) and held debt and preferred equity investments with a book value of $1.7 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Partnership Agreement
In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, we allocate all distributions and profits and losses in proportion to the percentage of ownership interests of the respective partners, subject to the priority distributions with respect to preferred units and special provisions that apply to LTIP Units. As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to minimize any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement, each limited partner has the right to redeem units of limited partnership interests for cash, or if we so elect, shares of SL Green's common stock on a one-for-one basis.
Subsequent Event
In February 2020, The Company entered into contract to sell 315 West 33rd Street and an adjacent undeveloped parcel of land for a gross asset valuation of $446.5 million. This transaction is expected to close in the second quarter of 2020. At December 31, 2019, we determined that the held for sale criteria was not met for this property as it was not probable that the sale of the asset would be completed within one year.
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
December 31, 2019

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
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2019, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 1.7 years, 2.8 years, and 3.5 years, respectively.
The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if the lease transfers ownership of the asset at the end of the lease term, the lease grants an option to purchase the asset that we are reasonably certain to exercise, the lease term is for a major part of the remaining economic life of the asset, or the present value of the lease payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement the Company records a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. The Company applies a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is known, the Company uses that rate. If the rate implicit in the lease is not known, the Company uses a discount rate reflective of the Company’s collateralized borrowing rate given the term of the lease. To determine the discount rate, the Company employs a third party specialist to develop an analysis based primarily on the observable borrowing rates of the Company, other REITs, and other corporate borrowers with long-term borrowings. On the consolidated statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense. On the consolidated balance sheet, financing leases include the amounts previously captioned "Properties under capital lease." When applicable, the Company combines the consideration for lease and non-lease components in the calculation of the value of the lease obligation and right-of-use asset.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

Properties other than Right of use assets - operating leases are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life
Building (leasehold interest)	lesser of 40 years or remaining term of the lease
Right of use assets - financing leases	lesser of 40 years or remaining lease term
Furniture and fixtures	four to seven years
Tenant improvements	shorter of remaining term of the lease or useful life

Right of use assets - operating leases are amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight line adjustment of the operating lease rent under ASC 840.
Depreciation expense (including amortization of right of use assets - financing leases) totaled $233.5 million, $242.8 million, and $365.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
We recognized $4.5 million, $6.8 million, and $20.3 million of rental revenue for the years ended December 31, 2019, 2018, and 2017, respectively, for the amortization of aggregate below-market leases in excess of above-market leases, resulting from the allocation of the purchase price of the applicable properties.
We recognized no reduction to interest expense from the amortization of above-market rate mortgages assumed for the years ended December 31, 2019 and 2018. We recognized $0.8 million as a reduction to interest expense from the amortization of above-market rate mortgages for the year ended December 31, 2017.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Identified intangible assets (included in other assets):
Gross amount	$255,198	$266,540
Accumulated amortization	(228,223)	(241,040)
Net(1)	$26,975	$25,500
Identified intangible liabilities (included in deferred revenue):
Gross amount	$282,048	$276,245
Accumulated amortization	(249,514)	(253,767)
Net(1)	$32,534	$22,478

(1)
As of December 31, 2019, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale. As of December 31, 2018, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2020	$(4,320)
2021	(2,748)
2022	(2,224)
2023	(1,301)
2024	(834)

The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2020	$5,183
2021	3,638
2022	2,064
2023	1,435
2024	1,040

Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of December 31, 2019, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
At December 31, 2019 and 2018, we held the following marketable securities (in thousands):

	December 31,
	2019	2018
Commercial mortgage-backed securities	$29,887	$28,638
Total marketable securities available-for-sale	$29,887	$28,638

The cost basis of the commercial mortgage-backed securities was $27.5 million at both December 31, 2019 and 2018. These securities mature at various times through 2035. We held no equity marketable securities at December 31, 2019 and 2018.
During the years ended December 31, 2019 and 2018, we did not dispose of any marketable securities.
During the year ended December 31, 2017, we disposed of marketable securities for aggregate net proceeds of $55.1 million and realized a gain of $3.3 million, which is included in gain on sale of investment in marketable securities on the consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences in accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. The Company has performance guarantees under a master lease at one joint venture. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2019.
We may originate loans for real estate acquisition, development and construction ("ADC loans"), where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with the accounting for our debt and preferred equity investments.
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2019, 2018 and 2017, $6.3 million, $15.7 million, and $16.4 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of eight years.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close. Deferred financing costs related to a recognized debt liability are presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability.
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
December 31, 2019

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
We record a gain or loss on sale of real estate assets when we no longer hold a controlling financial interest in the entity holding the real estate, a contract exists with a third party and that third party has control of the assets acquired.
Investment income on debt and preferred equity investments is accrued based on the contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is collectible. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
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
December 31, 2019

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
Rent Expense
Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the lease liability - operating leases on the consolidated balance sheets.
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
December 31, 2019

of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.
Transaction Costs
Transaction costs for asset acquisitions are capitalized to the investment basis, which is then subject to a purchase price allocation based on relative fair value. Transaction costs for business combinations or costs incurred on potential transactions that are not consummated are expensed as incurred.
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
During the years ended December 31, 2019, 2018 and 2017, we recorded Federal, state and local tax provisions of $1.5 million, $2.8 million, and $4.3 million, respectively. For the year ended December 31, 2019, the Company paid distributions on its common stock of $3.40 per share which represented $2.59 per share of ordinary income and $0.81 per share of capital gains. For the year ended December 31, 2018, the Company paid distributions on its common stock of $3.25 per share which represented $1.46 per share of ordinary income, and $1.79 per share of capital gains. For the year ended December 31, 2017, the Company paid distributions on its common stock of $3.10 per share which represented $1.24 per share of ordinary income and $1.86 per share of capital gains.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the ‘‘Tax Act’’) was signed into law and made substantial changes to the Code. The Tax Act did not have a material impact on our financial statements for the years ended December 31, 2019 or December 31, 2018.
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
December 31, 2019

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
Hedges that are reported at fair value and presented on the balance sheet could be characterized as cash flow hedges or fair value hedges. Interest rate caps and collars are examples of cash flow hedges. Cash flow hedges address the risk associated with future cash flows of interest payments. For all hedges held by us that meet the hedging objectives established by our corporate policy governing interest rate risk management, no net gains or losses were reported in earnings. The changes in fair value of derivative instruments designated as hedge instruments are reflected in accumulated other comprehensive income (loss). For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

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
We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Credit Suisse Securities (USA), Inc., who accounted for 8.2% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at December 31, 2019. In January 2020, Credit Suisse entered into a lease termination agreement with the Company and vacated its space at the property, thereby reducing its share of annualized cash rent to approximately 3.3%.
For the years ended December 31, 2019, 2018, and 2017, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	2019	Property	2018	Property	2017
1185 Avenue of the Americas	7.6%	11 Madison Avenue	7.4%	11 Madison Avenue	7.1%
11 Madison Avenue	7.4%	1185 Avenue of the Americas	6.7%	1185 Avenue of the Americas	7.1%
420 Lexington Avenue	6.6%	420 Lexington Avenue	6.5%	1515 Broadway	7.0%
1515 Broadway	6.1%	1515 Broadway	6.0%	420 Lexington Avenue	6.0%
One Madison Avenue	6.0%	One Madison Avenue	5.8%	One Madison Avenue	5.6%
220 East 42nd Street	5.5%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

As of December 31, 2019, 70.1% of our work force is covered by six collective bargaining agreement. 2.1% of our work force is covered by collective bargaining agreements that expire in December 2020. See Note 19, "Benefits Plans."
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting and in November 2019, issued ASU No. 2019-08, Compensation Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). These amendments provide additional guidance related to share-based payment transactions for acquiring goods or services from nonemployees. The Company has adopted this guidance in 2019 and it did not have a material impact on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in April, May and November 2019, issued ASU No. 2019-04, 2019-05 and 2019-11, which provide codification improvements and targeted transition relief. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company’s DPE portfolio and financing lease assets will be subject to this guidance once the Company adopts it. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. The Company will adopt this guidance January 1, 2020 and does not expect it to have a material impact on the Company’s consolidated financial statements.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

The ground leases that the Company historically reported as “Properties under capital leases” and “Capitalized lease obligations” are now labeled “Right of use asset - financing leases” and “Lease liability - financing leases”. The expense recognition of these leases has not changed. The Company adopted the practical expedient offered in ASU No. 2018-11 that allows lessors to not separate non-lease components from the related lease components under certain conditions. In doing so, the Company has collapsed the line “Escalation and reimbursement revenues” into the “Rental revenue, net” line to reflect adopting this practical expedient. The Company also collapsed the prior year balances to conform to the current year presentation. For future leases, the Company no longer capitalizes internal leasing costs that are not incremental and direct as defined under the new guidance. The Company has recorded additional expense of approximately $10.0 million related to this change for the year ended December 31, 2019.
3. Property Acquisitions
2019 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2019:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
106 Spring Street(1)	April 2019	Fee Interest	5,928	$80.2
410 Tenth Avenue(2)	May 2019	Fee Interest	638,000	440.0
110 Greene Street(3)	May 2019	Fee Interest	223,600	256.5

(1)
In April 2019, the Company accepted an assignment of the equity interests in the property in lieu of repayment of the Company's debt investment and marked the assets received and liabilities assumed to fair value.

(2)
In May 2019, the Company closed on the acquisition of a majority and controlling 70.87% interest in 410 Tenth Avenue. We recorded the assets acquired and liabilities assumed at fair value, which resulted in the recognition of a fair value adjustment of $67.6 million, which is reflected in the Company's consolidated statement of operations within purchase price and other fair value adjustments, and $18.3 million of net intangible lease liabilities.

(3)	In May 2019, the Company acquired from our joint venture partner the remaining 10% interest in this property that the Company did not already own.
2018 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2018:

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
December 31, 2019

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the third quarter of 2019, we entered into an agreement to sell 220 East 42nd Street in Manhattan for a total consideration of $815.0 million. The sale is expected to close in the first quarter of 2020.
As of December 31, 2019, 220 East 42nd Street was classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2019, 2018, and 2017:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet		Sales Price(1) (in millions)	Gain (Loss) on Sale(2) (in millions)
Suburban Properties (3)	December 2019	Fee Interest	1,107,000		$229.2	$1.8
1640 Flatbush Avenue	December 2019	Fee Interest	1,000		16.2	5.5
562 Fifth Avenue	December 2019	Fee Interest	42,635		52.4	(26.6)
1010 Washington Boulevard	November 2019	Fee Interest	143,400		23.1	(7.1)
115 Spring Street (4)	August 2019	Fee Interest	5,218		66.6	3.6
2 Herald Square(5)	November 2018	Office/Retail	369,000		265.0	—
400 Summit Lake Drive	November 2018	Land	39.5	acres	3.0	(36.2)
Upper East Side Assemblage(6)(7)	October 2018	Development	70,142		143.8	(6.3)
1-6 International Drive	July 2018	Office	540,000		55.0	(2.6)
635 Madison Avenue	June 2018	Retail	176,530		153.0	(14.1)
115-117 Stevens Avenue	May 2018	Office	178,000		12.0	(0.7)
600 Lexington Avenue	January 2018	Office	303,515		305.0	23.8
1515 Broadway (8)	December 2017	Office	1,750,000		1,950.0	—
125 Chubb Way	October 2017	Office	278,000		29.5	(26.1)
16 Court Street	October 2017	Office	317,600		171.0	64.9
680-750 Washington Boulevard	July 2017	Office	325,000		97.0	(44.2)
520 White Plains Road	April 2017	Office	180,000		21.0	(14.6)
102 Greene Street (9)	April 2017	Retail	9,200		43.5	4.9

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 1640 Flatbush Avenue, 600 Lexington Avenue, 16 Court Street, and 102 Greene Street are net of $2.0 million, $1.3 million, $2.5 million, and $0.9 million, respectively, in employee compensation accrued in connection with the realization of these investment gains. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)	Suburban Properties consists of 360 Hamilton Avenue, 100 Summit Lake Drive, 200 Summit Lake Drive, and 500 Summit Lake Drive.

(4)
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

(5)	In November 2018, the Company sold a 49% interest in 2 Herald Square to an Israeli institutional investor. See Note 6, "Investments in Unconsolidated Joint Ventures."

(6)	Upper East Side Assemblage consists of 260 East 72nd Street, 31,076 square feet of development rights, 252-254 East 72nd Street, 257 East 71st Street, 259 East 71st Street, and 1231 Third Avenue.

(7)	The Company recorded a $5.8 million charge in 2018 that is included in depreciable real estate reserves and impairment in the consolidated statement of operations.

(8)
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

(9)
In April 2017, we closed on the sale of a 90% interest in 102 Greene Street and accounted for our retained 10% interest in the property as an investment in unconsolidated joint ventures. We sold the remaining 10% interest in September 2017. See Note 6, "Investments in Unconsolidated Joint Ventures."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

5. Debt and Preferred Equity Investments
Below is a summary of the activity relating to our debt and preferred equity investments as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Balance at beginning of year (1)	$2,099,393	$2,114,041
Debt investment originations/accretion (2)	652,866	834,304
Preferred equity investment originations/accretion (2)	14,736	151,704
Redemptions/sales/syndications/amortization (3)	(1,190,689)	(994,906)
Net change in loan loss reserves	4,000	(5,750)
Balance at end of period (1)	$1,580,306	$2,099,393

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in other assets and other liabilities on the consolidated balance sheets.

Below is a summary of the balances relating to our debt and preferred equity investments as of December 31, 2019 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Maturity
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$341,513	$342,861	L + 2.75 - 5.50%	$1,010	$1,250	3.00%	$342,523	$—	2020-2022
Junior Mortgage Debt	31,960	32,000	L + 6.00 - 7.25%	—	—	—	$31,960	100,000	2020-2021
Mezzanine Debt	245,412	247,385	L + 4.60 - 12.36%	721,175	728,138	2.90 - 10.00%	$966,587	5,188,939	2020-2029
Preferred Equity	—	—	—	239,236	244,983	7.00 - 11.00%	$239,236	272,000	2020-2023
Balance at end of period	$618,885	$622,246	—	$961,421	$974,371	—	$1,580,306	$5,560,939	—

The following table is a rollforward of our total loan loss reserves at December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$5,750	$—	$—
Expensed	—	6,839	—
Recoveries	—	—	—
Charge-offs and reclassifications	(4,000)	(1,089)	—
Balance at end of period	$1,750	$5,750	$—

At December 31, 2019, all debt and preferred equity investments were performing in accordance with their respective terms. At December 31, 2019, the Company's loan loss reserves of 1.8 million were attributable to one investment with an unpaid principal balance of $142.9 million that is being marketed for sale, but is otherwise performing in accordance with its respective terms, and was not put on nonaccrual.
At December 31, 2018, all debt and preferred equity investments were performing in accordance with their respective terms. At December 31, 2018, the Company's loan loss reserves of $5.8 million were attributable to two investments with an unpaid principal balance of $159.9 million that were being marketed for sale, were performing in accordance with their respective terms, and were not put on nonaccrual.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

We have determined that we have one portfolio segment of financing receivables at December 31, 2019 and 2018 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $131.1 million and $124.5 million at December 31, 2019 and 2018, respectively. No financing receivables were 90 days past due at December 31, 2019 with the exception of a $28.4 million financing receivable which was put on nonaccrual in August 2018 as a result of interest default. The loan was evaluated in accordance with our loan review procedures and the Company concluded that the fair value of the collateral exceeded the carrying amount of the loan.
As of December 31, 2019, management estimated the weighted average risk rating for our debt and preferred equity investments to be 1.2.
Debt Investments
As of December 31, 2019 and 2018, we held the following debt investments with an aggregate weighted average current yield of 8.42%, at December 31, 2019 (in thousands):

Loan Type	December 31, 2019 Future Funding Obligations	December 31, 2019 Senior Financing	December 31, 2019 Carrying Value (1)	December 31, 2018 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan(3a)	$—	$1,160,000	$222,775	$213,185	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,952	24,932	April 2022
Mezzanine Loan	—	280,000	38,734	36,585	August 2022
Mezzanine Loan	—	326,574	215,737	—	June 2023
Mezzanine Loan	—	83,790	12,714	12,706	November 2023
Mezzanine Loan	—	180,000	30,000	30,000	December 2023
Mezzanine Loan(3b)	—	115,000	12,950	12,941	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan	—	—	—	11,000
Total fixed rate	$—	$4,115,114	$646,612	$430,099
Floating Rate Investments:
Mortgage/Mezzanine Loan(4)	$2,509	$29,420	$82,696	$62,493	January 2020
Mortgage/Mezzanine Loan	—	—	69,839	—	March 2020
Junior Mortgage Loan	—	40,000	20,000	19,986	April 2020
Mezzanine Loan	4,831	47,302	15,743	12,627	July 2020
Mortgage/Mezzanine Loan	—	—	19,971	19,999	August 2020
Mortgage Loan	44,737	—	106,473	88,501	September 2020
Mortgage/Mezzanine Loan	—	63,990	55,573	83,449	October 2020
Mezzanine Loan	19,212	421,938	51,387	88,817	December 2021
Mortgage/Mezzanine Loan	—	—	35,386	35,266	December 2020
Mortgage/Mezzanine Loan(3c)	10,384	—	96,570	277,694	April 2021
Mezzanine Loan	—	275,000	49,809	24,961	April 2021
Junior Mortgage Participation/Mezzanine Loan	—	60,000	15,698	15,665	July 2021
Mezzanine Loan	12,999	151,175	41,395	—	July 2021
Mezzanine Loan	44,000	—	13,918	—	December 2022
Mezzanine Loan	—	85,000	20,000	—	December 2029
Mezzanine Loan	—	—	—	53,402
Mezzanine Loan	—	—	—	79,164
Mezzanine Loan	—	—	—	15,333

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

Loan Type	December 31, 2019 Future Funding Obligations	December 31, 2019 Senior Financing	December 31, 2019 Carrying Value (1)	December 31, 2018 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	—	—	—	14,822
Mortgage/Mezzanine Loan	—	—	—	154,070
Mezzanine Loan	—	—	—	34,886
Mortgage/Junior Mortgage Participation Loan	—	—	—	84,012
Mortgage/Mezzanine Loan	—	—	—	37,094
Mortgage/Mezzanine Loan	—	—	—	98,804
Mezzanine Loan	—	—	—	7,305
Mezzanine Loan	—	—	—	14,998
Mezzanine Loan	—	—	—	21,990
Mezzanine Loan(5)	—	—	—	37,499
Total floating rate	$138,672	$1,173,825	$694,458	$1,382,837
Total	$138,672	$5,288,939	$1,341,070	$1,812,936

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.3 million, (b) $12.0 million and (c) $96.4 million

(4)	This loan was extended in January 2020.

(5)	In 2019, the Company accepted an assignment of the equity interests in the property in-lieu of repayment and marked the assets received and liabilities assumed to fair value.

Preferred Equity Investments
As of December 31, 2019 and 2018, we held the following preferred equity investments with an aggregate weighted average current yield of 9.63% at December 31, 2019 (in thousands):

Type	December 31, 2019 Future Funding Obligations	December 31, 2019 Senior Financing	December 31, 2019 Carrying Value (1)	December 31, 2018 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$272,000	$141,171	$143,183	April 2021
Preferred Equity	—	1,763,529	98,065	143,274	June 2022
Total	$—	$2,035,529	$239,236	$286,457

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2019, the book value of these investments was 2.9 billion, net of investments with negative book values totaling $80.9 million for which we have an implicit commitment to fund future capital needs.
As of December 31, 2019, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. As of December 31, 2018, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, One Vanderbilt, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $145.9 million as of December 31, 2019 and $808.3 million as of December 31, 2018. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

The table below provides general information on each of our joint ventures as of December 31, 2019:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue(2)	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor/Jeff Sutton	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway(3)	Jeff Sutton	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street(4)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue(5)	Jeff Sutton	50.00%	50.00%	69,214
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000
Stonehenge Portfolio(6)	Various	Various	Various	1,439,016
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
333 East 22nd Street	Private Investors	33.33%	33.33%	26,926
400 East 57th Street(7)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482
One Vanderbilt	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2019. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
In January 2018, the partnership agreement for our investment was modified resulting in the Company no longer having a controlling interest in this investment. As a result, the investment was deconsolidated as of January 1, 2018. We recorded our non-controlling interest at fair value resulting in a $49.3 million fair value adjustment in the consolidated statement of operations. This fair value was allocated to the assets and liabilities, including identified intangibles of the joint venture.

(3)
The acquisition price represents only the purchase of the 1552 Broadway interest which comprised approximately 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

(4)	We hold a 32.28% interest in three retail and one residential units at the property and a 16.14% interest in three residential units at the property.

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
December 31, 2019

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of December 31, 2019 and 2018, the carrying value for acquisition, development and construction arrangements were as follows (dollars in thousands):

Loan Type	December 31, 2019	December 31, 2018	Maturity Date
Mezzanine Loan	$—	44,357
	$—	$44,357

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2019, 2018, and 2017:

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in thousands)(1)	Gain (Loss) on Sale (in thousands)(2)
21 East 66th Street(3)	1 residential unit	December 2019	$2,900	$279
521 Fifth Avenue	50.50%	May 2019	381,000	57,874
131-137 Spring Street	20.00%	January 2019	216,000	17,660
Stonehenge Portfolio (partial)	Various	Various - 2019	468,800	(2,408)
3 Columbus Circle	48.90%	November 2018	851,000	160,368
Mezzanine Loan(4)	33.33%	August 2018	15,000	N/A
724 Fifth Avenue	49.90%	July 2018	365,000	64,587
Jericho Plaza	11.67%	June 2018	117,400	147
1745 Broadway	56.87%	May 2018	633,000	52,038
175-225 Third Street Brooklyn, New York	95.00%	April 2018	115,000	19,483
1515 Broadway(5)	13.00%	February 2018	1,950,000	—
Stonehenge Portfolio (partial)	Various	Various - 2018	331,100	(6,063)
102 Greene Street	10.00%	September 2017	43,500	283
76 11th Avenue(6)	33.33%	May 2017	138,240	N/A
Stonehenge Portfolio (partial)	Various	March 2017	300,000	871

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)
Represents the Company's share of the gain or (loss). The gain on sale is net of $4.0 million, $11.7 million, and $0 of employee compensation accrued in connection with the realization of these investment gains in the years ended December 31, 2019, 2018, and 2017, respectively. Additionally, gain (loss) amounts do not include adjustments for expenses recorded in subsequent periods.

(3)	We, together with our joint venture partner, closed on the sale of one residential unit at the property.

(4)	Our investment in a joint venture that owned a mezzanine loan secured by a commercial property in midtown Manhattan was repaid after the joint venture received repayment of the underlying loan.

(5)	Our investment in 1515 Broadway was marked to fair value on January 1, 2018 upon adoption of ASC 610-20.

(6)
Our investment in a joint venture that owned two mezzanine notes secured by interests in the entity that owns 76 11th Avenue was repaid after the joint venture received repayment of the underlying loans.

In May 2017, we recognized a gain of $13.0 million related to the sale in May 2014 of our ownership interest in 747 Madison Avenue. The sale did not meet the criteria for sale accounting in May of 2014 and, therefore, remained on our consolidated financial statements. The sale criteria was met in May of 2017 resulting in recognition of the deferred gain on the sale.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2019 and 2018, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)		December 31, 2019	December 31, 2018
Fixed Rate Debt:
717 Fifth Avenue (mortgage)	10.92%	July 2022		4.45%	$300,000	$300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022		4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023		5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025		3.93%	838,546	855,876
11 Madison Avenue	60.00%	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026		3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026		3.00%	97,735	99,828
Worldwide Plaza	24.35%	November 2027		3.98%	1,200,000	1,200,000
Stonehenge Portfolio (3)	Various	Various		3.50%	196,112	321,076
521 Fifth Avenue (4)					—	170,000
Total fixed rate debt					$5,351,721	$5,666,108
Floating Rate Debt:
10 East 53rd Street (5)	55.00%	February 2020	L+	2.25%	$170,000	$170,000
280 Park Avenue	50.00%	September 2020	L+	1.73%	1,200,000	1,200,000
1552 Broadway	50.00%	October 2020	L+	2.65%	195,000	195,000
121 Greene Street	50.00%	November 2020	L+	1.50%	15,000	15,000
11 West 34th Street	30.00%	January 2021	L+	1.45%	23,000	23,000
100 Park Avenue	49.90%	February 2021	L+	1.75%	356,972	360,000
One Vanderbilt (6)	71.01%	September 2021	L+	2.50%	732,928	375,000
2 Herald Square	51.00%	November 2021	L+	1.45%	190,000	133,565
55 West 46th Street (7)	25.00%	August 2022	L+	1.25%	192,524	185,569
115 Spring Street	51.00%	September 2023	L+	3.40%	65,550	—
605 West 42nd Street	20.00%	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	1 Year Treasury+	2.75%	712	1,571
131-137 Spring Street (8)					—	141,000
103 East 86th Street (9)					—	38,000
Total floating rate debt					$3,691,686	$3,387,705
Total joint venture mortgages and other loans payable					$9,043,407	$9,053,813
Deferred financing costs, net					(91,538)	(103,191)
Total joint venture mortgages and other loans payable, net					$8,951,869	$8,950,622

(1)
Economic interest represents the Company's interests in the joint venture as of December 31, 2019. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)
Interest rates as of December 31, 2019, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(3)	Amount is comprised of $132.6 million and $63.5 million in fixed-rate mortgages that mature in April 2028 and July 2029, respectively.

(4)	In May 2019, we, together with our joint venture partner, closed on the sale of the property.

(5)	This loan was refinanced in February 2020.

(6)
This loan is a $1.75 billion construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial five year term with two one year extension options. Advances under the loan are subject to incurred costs, funded equity, loan to value thresholds, and entering into construction contracts.

(7)	In August 2019, this loan was refinanced with a new $192.5 million mortgage loan. This loan has a committed amount of $198.0 million, of which $5.5 million was unfunded as of December 31, 2019.

(8)	In January 2019, we closed on the sale of our interest in the property.

(9)	In February 2019, we, together with our joint venture partner, closed on the sale of the property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $13.0 million, $14.2 million and $22.6 million from these services, net of our ownership share of the joint ventures, for the years ended December 31, 2019, 2018, and 2017, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at December 31, 2019 and 2018, are as follows (unaudited, in thousands):

	December 31, 2019	December 31, 2018
Assets (1)
Commercial real estate property, net	$14,349,628	$14,347,673
Cash and restricted cash	336,189	381,301
Tenant and other receivables and deferred rents receivable	371,065	273,141
Debt and preferred equity investments, net	—	44,357
Other assets	2,039,429	2,187,166
Total assets	$17,096,311	$17,233,638
Liabilities and equity (1)
Mortgages and other loans payable, net	$8,951,869	$8,950,622
Deferred revenue/gain	1,501,616	1,660,838
Lease liabilities	897,380	637,168
Other liabilities	308,304	309,145
Equity	5,437,142	5,675,865
Total liabilities and equity	$17,096,311	$17,233,638
Company's investments in unconsolidated joint ventures	$2,912,842	$3,019,020

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018. In addition, at December 31, 2019, $133.1 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.

The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2019, 2018, and 2017 are as follows (unaudited, in thousands):

	Year Ended December 31,
	2019	2018	2017
Total revenues	$1,163,534	$1,244,804	$904,230
Operating expenses	202,881	219,440	157,610
Real estate taxes	212,355	226,961	142,774
Operating lease rent	24,816	18,697	16,794
Interest expense, net of interest income	372,408	363,055	250,063
Amortization of deferred financing costs	19,336	21,634	23,026
Transaction related costs	—	—	146
Depreciation and amortization	407,697	421,458	279,419
Total expenses	$1,239,493	$1,271,245	$869,832
Loss on early extinguishment of debt	(1,031)	—	(7,899)
Net (loss) income before gain on sale (1)	$(76,990)	$(26,441)	$26,499
Company's equity in net (loss) income from unconsolidated joint ventures (1)	$(34,518)	$7,311	$21,892

(1)
The combined statements of operations and the Company's equity in net income (loss) for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

7. Deferred Costs
Deferred costs at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred leasing costs	$466,136	$453,833
Less: accumulated amortization	(260,853)	(244,723)
Deferred costs, net	$205,283	$209,110

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at December 31, 2019 and 2018, respectively, were as follows (dollars in thousands):

Property	Maturity Date	Interest Rate (1)		December 31, 2019	December 31, 2018
Fixed Rate Debt:
762 Madison Avenue	February 2022		5.00%	$771	$771
100 Church Street	July 2022		4.68%	209,296	213,208
420 Lexington Avenue	October 2024		3.99%	299,165	300,000
400 East 58th Street (2)	November 2026		3.00%	39,094	39,931
Landmark Square	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027		3.59%	35,123	35,807
315 West 33rd Street	February 2027		4.17%	250,000	250,000
Total fixed rate debt				$1,383,449	$1,389,717
Floating Rate Debt:
FHLB Facility (4)	January 2020	L+	0.26%	$10,000	$—
FHLB Facility (5)	February 2020	L+	0.32%	15,000	—
FHLB Facility	June 2020	L+	0.17%	14,500	—
2017 Master Repurchase Agreement	June 2020	L+	2.19%	152,684	300,000
133 Greene Street	August 2020	L+	2.00%	15,523	15,523
106 Spring Street	January 2021	L+	2.50%	38,025	—
609 Fifth Avenue	March 2021	L+	2.40%	53,773	—
185 Broadway (6)	November 2021	L+	2.85%	120,110	111,869
712 Madison Avenue	December 2021	L+	1.85%	28,000	28,000
410 Tenth Avenue (7)	May 2022	L+	2.23%	330,819	—
719 Seventh Avenue	September 2023	L+	1.20%	50,000	50,000
FHLB Facility (8)				—	13,000
115 Spring Street (9)				—	65,550
FHLB Facility (10)				—	14,500
Total floating rate debt				$828,434	$598,442
Total mortgages and other loans payable				$2,211,883	$1,988,159
Deferred financing costs, net of amortization				(28,630)	(26,919)
Total mortgages and other loans payable, net				$2,183,253	$1,961,240

(1)
Interest rate as of December 31, 2019, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated interest rate spread over 30-day LIBOR, unless otherwise specified.

(2)	The loan carries a fixed interest rate of 300 basis points for the first five years and is prepayable without penalty at the end of year five.

(3)
The loan is comprised of a $34.2 million mortgage loan and $0.9 million mezzanine loan with a fixed interest rate of 350 basis points and 700 basis points, respectively, for the first five years and is prepayable without penalty at the end of year five.

(4)	In January 2020, the loan was repaid and a new advance was drawn in the amount of $10.0 million with a spread of 16.5 basis points.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

(5)	In February 2020, the loan was repaid and a new advance was drawn in the amount of $15.0 million with a spread of 26.0 basis points.

(6)
This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three year term with two one year extension options. Advances under the loan are subject to incurred costs and funded equity requirements.

(7)
This loan is a $465.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three year term with two one year extension options. Advances under the loan are subject to incurred costs and funded equity requirements.

(8)	In August 2019, the loan was repaid.

(9)
In August 2019, the Company sold a 49% interest in the property to a private investor. The transaction resulted in the deconsolidation of our remaining 51% interest. See Note 6, "Investments in Unconsolidated Joint Ventures."

(10)	In December 2019, the loan was repaid.
At December 31, 2019 and 2018, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $3.3 billion and $2.6 billion, respectively.
Federal Home Loan Bank of New York ("FHLB") Facility
The Company’s wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances that bear interest at a floating rate. As of December 31, 2019, we had a total of $39.5 million in outstanding secured advances with an average spread of 25 basis points over 30-day LIBOR.
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
The 2017 MRA has a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate. In June 2018, we exercised a one year extension option and in June 2019, we exercised another one year extension option. In August 2019, we amended our agreement to include two additional one year extension options. At December 31, 2019, the facility had a carrying value of $152.4 million, net of deferred financing costs.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2019, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2019, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
In May 2019, we entered into an agreement to reduce the interest rate spread under Term Loan B by 65 basis points to a spread over 30-day LIBOR ranging from 85 basis points to 165 basis points. This reduction was effective in November 2019.
At December 31, 2019, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2019, the facility fee was 20 basis points.
As of December 31, 2019, we had $11.8 million of outstanding letters of credit, $240.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the 2017 credit facility. At December 31, 2019 and December 31, 2018, the revolving credit facility had a carrying value of $234.0 million and $492.2 million, respectively, net of deferred financing costs. At December 31, 2019 and December 31, 2018, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2019 and 2018, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2019 Unpaid Principal Balance	December 31, 2019 Accreted Balance	December 31, 2018 Accreted Balance	Interest Rate (1)		Initial Term (in Years)	Maturity Date
March 16, 2010 (2)	$250,000	$250,000	$250,000		7.75%	10	March 2020
August 7, 2018 (3) (4)	350,000	350,000	350,000	L+	0.98%	3	August 2021
October 5, 2017 (3)	500,000	499,695	499,591		3.25%	5	October 2022
November 15, 2012 (5)	300,000	303,142	304,168		4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000		4.27%	10	December 2025
	$1,500,000	$1,502,837	$1,503,759
Deferred financing costs, net		(5,990)	(8,545)
	$1,500,000	$1,496,847	$1,495,214

(1)
Interest rate as of December 31, 2019, taking into account interest rate hedges in effect during the period. Floating rate notes are presented with the stated spread over 3-month LIBOR, unless otherwise specified.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2019 and 2018, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2019, including as-of-right extension options and put options, were as follows (dollars in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2020	$11,118	$207,706	$—	$—	$—	$250,000	$468,824	$811,628
2021	11,638	239,908	—	—	—	350,000	601,546	805,276
2022	9,430	529,375	—	—	—	800,000	1,338,805	268,952
2023	7,301	50,000	240,000	1,300,000	—	—	1,597,301	311,436
2024	6,032	272,749	—	200,000	—	—	478,781	17,022
Thereafter	3,258	863,368	—	—	100,000	100,000	1,066,626	1,813,821
	$48,777	$2,163,106	$240,000	$1,500,000	$100,000	$1,500,000	$5,551,883	$4,028,135

Consolidated interest expense, excluding capitalized interest, was comprised of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest expense before capitalized interest	$246,848	$236,719	$281,551
Interest on financing leases	3,243	8,069	3,098
Interest capitalized	(55,446)	(34,162)	(26,020)
Interest income	(4,124)	(1,957)	(1,584)
Interest expense, net	$190,521	$208,669	$257,045

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
December 31, 2019

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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $3.9 million, $3.9 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $18.8 million, $18.8 million and $22.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2019, 2018, and 2017 respectively.
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision, and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Due from joint ventures	$9,352	$18,655
Other	11,769	9,378
Related party receivables	$21,121	$28,033

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2019 and 2018, the noncontrolling interest unit holders owned 5.03%, or 4,195,875 units, and 4.70%, or 4,130,579 units, of the Operating Partnership, respectively. As of December 31, 2019, 4,195,875 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Balance at beginning of period	$387,805	$461,954
Distributions	(14,729)	(15,000)
Issuance of common units	19,403	23,655
Redemption of common units	(27,962)	(60,718)
Net income	13,301	12,216
Accumulated other comprehensive income allocation	(2,276)	(66)
Fair value adjustment	34,320	(34,236)
Balance at end of period	$409,862	$387,805

Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of December 31, 2019:

Issuance	Number of Units Authorized	Number of Units Issued	Dividends Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
4.50% Series G (4)	1,902,000	1,902,000	$1.1250	$25.00	$88.50	January 2012
7.00% Series F	60	60	$70.0000	$1,000.00	$29.12	January 2007
3.50% Series K	700,000	563,954	$0.8750	$25.00	$134.67	August 2014
4.00% Series L	500,000	378,634	$1.0000	$25.00	—	August 2014
3.75% Series M	1,600,000	1,600,000	$0.9375	$25.00	—	February 2015
3.00% Series N (5)	552,303	552,303	$0.7500	$25.00	—	June 2015
Series O (6)	1	1	(6)	(6)	—	June 2015
4.00% Series P	200,000	200,000	$1.0000	$25.00	—	July 2015
3.50% Series Q	268,000	268,000	$0.8750	$25.00	$148.95	July 2015
3.50% Series R	400,000	400,000	$0.8750	$25.00	$154.89	August 2015
4.00% Series S	1,077,280	1,077,280	$1.0000	$25.00	—	August 2015
2.75% Series T	230,000	230,000	$0.6875	$25.00	$119.02	March 2016
4.50% Series U (7)	680,000	680,000	$1.1250	$25.00	—	March 2016
3.50% Series A (8)	109,161	109,161	$35.0000	$1,000.00	—	August 2015
3.50% Series V	40,000	40,000	$0.8750	$25.00	—	May 2019

(1)	Dividends are cumulative, subject to certain provisions.

(2)	Units are redeemable at any time at par for cash at the option of the unitholder unless otherwise specified.

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

(5)	All of the outstanding units were redeemed at par for cash by the unitholder during the twelve months ended December 31, 2019.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

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

(8)
Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2019, no Subsidiary Series B Preferred Units have been issued.

Below is a summary of the activity relating to the preferred units in the Operating Partnership as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Balance at beginning of period	$300,427	$301,735
Issuance of preferred units	1,000	—
Redemption of preferred units	(18,142)	(1,308)
Balance at end of period	$283,285	$300,427

12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2019, 79,202,322 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
In August 2016, our Board of Directors approved a share repurchase program under which we can buy up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized four separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, and fourth quarter of 2019 bringing the total program size to $3.0 billion.
At December 31, 2019 repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493

At-The-Market Equity Offering Program
In March 2015, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of our common stock. The Company did not make any sales of its common stock under the ATM program in the years ended December 31, 2019, 2018, or 2017.
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
December 31, 2019

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2018, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2019, 2018, and 2017, respectively (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Shares of common stock issued	3,867	1,399	2,141
Dividend reinvestments/stock purchases under the DRSPP	$334	$136	$223

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
SL Green's earnings per share for the years ended December 31, 2019, 2018, and 2017 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2019	2018	2017
Basic Earnings:
Income attributable to SL Green common stockholders	$255,484	$232,312	$86,424
Less: distributed earnings allocated to participating securities	(1,739)	$(552)	$(471)
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$253,745	$231,760	$85,953
Add back: Dilutive effect of earnings allocated to participating securities	1,719	552	471
Add back: Effect of dilutive securities (redemption of units to common shares)	13,301	12,216	3,995
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$268,765	$244,528	$90,419

	Year Ended December 31,
Denominator	2019	2018	2017
Basic Shares:
Weighted average common stock outstanding	81,733	86,753	98,571
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,275	4,562	4,556
Stock-based compensation plans	554	215	276
Diluted weighted average common stock outstanding	86,562	91,530	103,403

SL Green has excluded 1,252,670, 1,138,647 and 774,782 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2019, 2018, and 2017 respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at December 31, 2019 owned 79,202,322 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of December 31, 2019, limited partners other than SL Green owned 5.03%, or 4,195,875 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2019, 2018, and 2017 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2019	2018	2017
Basic Earnings:
Income attributable to SLGOP common unitholders	$268,785	$244,528	$90,419
Less: distributed earnings allocated to participating securities	(1,739)	$(552)	$(471)
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$267,046	$243,976	$89,948
Add back: Dilutive effect of earnings allocated to participating securities	1,719	552	471
Income attributable to SLGOP common unitholders	$268,765	$244,528	$90,419

	Year Ended December 31,
Denominator	2019	2018	2017
Basic units:
Weighted average common units outstanding	86,008	91,315	103,127
Effect of Dilutive Securities:
Stock-based compensation plans	554	215	276
Diluted weighted average common units outstanding	86,562	91,530	103,403
The Operating Partnership has excluded 1,252,670, 1,138,647, and 774,782 common unit equivalents from the diluted units outstanding for the years ended December 31, 2019, 2018, and 2017 respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2019, 4.1 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the years ended December 31, 2018 and 2017. There were no grants during the year ended December 31, 2019.

	2019	2018	2017
Dividend yield	none	2.85%	2.51%
Expected life	zero years	3.5 years	4.4 years
Risk-free interest rate	none	2.48%	1.73%
Expected stock price volatility	none	22.00%	28.10%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

A summary of the status of the Company's stock options as of December 31, 2019, 2018, and 2017 and changes during the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019		2018		2017
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	$1,137,017	$103.54	$1,548,719	$101.48	$1,737,213	$98.44
Granted	—	—	6,000	97.91	174,000	105.66
Exercised	—	—	(316,302)	90.22	(292,193)	81.07
Lapsed or canceled	(99,949)	115.81	(101,400)	113.22	(70,301)	121.68
Balance at end of year	$1,037,068	$102.36	$1,137,017	$103.54	$1,548,719	$101.48
Options exercisable at end of year	914,929	$101.69	783,035	$101.28	800,902	$94.33
Weighted average fair value of options granted during the year	$—		$84,068		$3,816,652

The remaining weighted average contractual life of the options outstanding was 2.7 years and the remaining weighted average contractual life of the options exercisable was 2.7 years.
During the years ended December 31, 2019, 2018, and 2017, we recognized compensation expense for these options of $2.5 million, $5.4 million, and $7.8 million, respectively. As of December 31, 2019, there was $0.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.2 years.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of December 31, 2019, 2018, and 2017 and charges during the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019	2018	2017
Balance at beginning of year	3,452,016	3,298,216	3,202,031
Granted	126,350	162,900	96,185
Canceled	(11,900)	(9,100)	—
Balance at end of year	3,566,466	3,452,016	3,298,216
Vested during the year	113,259	92,114	95,736
Compensation expense recorded	$12,892,249	$12,757,704	$9,809,749
Total fair value of restricted stock granted during the year	$11,131,181	$13,440,503	$9,905,986

The fair value of restricted stock that vested during the years ended December 31, 2019, 2018, and 2017 was $12.1 million, $9.8 million and $9.4 million, respectively. As of December 31, 2019, there was $20.8 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
For the years ended December 31, 2019, 2018, and 2017, $2.1 million, $6.3 million, and $7.2 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $58.3 million and $22.0 million during the years ended December 31, 2019 and 2018, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2019,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

there was $31.2 million of total unrecognized compensation expense related to the time-based and performance based LTIP Unit awards, which is expected to be recognized over a weighted average period of 2.3 years.
During the years ended December 31, 2019, 2018, and 2017, we recorded compensation expense related to bonus, time-based and performance based LTIP Unit awards of $22.2 million, $24.4 million, and $26.1 million, respectively.
2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan could earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three year period beginning September 1, 2014. Under the 2014 Outperformance Plan, two-thirds of the LTIP Units were subject to performance based vesting based on the Company’s absolute total return to stockholders and one-third of the LTIP Units were subject to performance based vesting based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. LTIP Units earned under the 2014 Outperformance Plan were to be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units were earned, each participant would have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions were to be paid currently with respect to all earned LTIP Units, whether vested or unvested.
Based on our performance, none of the LTIP Units granted under the 2014 Outperformance Plan were earned pursuant to the terms of the 2014 Outperformance Plan, and all units issued were forfeited in 2017.
The cost of the 2014 Outperformance Plan ($27.9 million subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted prior to termination, was amortized into earnings through December 31, 2017. We recorded no compensation expense during the years ended December 31, 2019 and 2018, and compensation expense of $13.6 million during the year ended December 31, 2017 related to the 2014 Outperformance Plan.
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
During the year ended December 31, 2019, 18,669 phantom stock units and 9,949 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.4 million during the year ended December 31, 2019 related to the Deferred Compensation Plan. As of December 31, 2019, there were 128,946 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

our 2008 annual meeting of stockholders. As of December 31, 2019, 131,440 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in accumulated other comprehensive (loss) income by component as of December 31, 2019, 2018 and 2017 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain (loss) on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2016	$12,596	$4,021	$5,520	$22,137
Other comprehensive (loss) income before reclassifications	(1,618)	233	(1,348)	(2,733)
Amounts reclassified from accumulated other comprehensive income	1,564	766	(3,130)	(800)
Balance at December 31, 2017	12,542	5,020	1,042	18,604
Other comprehensive (loss) income before reclassifications	(2,252)	(103)	51	(2,304)
Amounts reclassified from accumulated other comprehensive income	(574)	(618)	—	(1,192)
Balance at December 31, 2018	9,716	4,299	1,093	15,108
Other comprehensive (loss) income before reclassifications	(32,723)	(11,956)	1,184	(43,495)
Amounts reclassified from accumulated other comprehensive loss	227	(325)	—	(98)
Balance at December 31, 2019	$(22,780)	$(7,982)	$2,277	$(28,485)

(1)
Amount reclassified from accumulated other comprehensive (loss) income is included in interest expense in the respective consolidated statements of operations. As of December 31, 2019 and 2018, the deferred net (gains) losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized gain (loss) on derivative instrument, was $(0.7) million and $1.3 million, respectively.

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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2019 and 2018 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29,887	$—	$29,887	$—
Interest rate cap and swap agreements (included in other assets)	$4,419	$—	$4,419	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$29,110	$—	$29,110	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,638	$—	$28,638	$—
Interest rate cap and swap agreements (included in other assets)	$18,676	$—	$18,676	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$7,663	$—	$7,663	$—

We evaluate for potential impairment in real estate investments and debt and preferred equity investments, including intangibles, primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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
December 31, 2019

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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,580,306	(2)	$2,099,393	(2)

Fixed rate debt	$3,536,286	$3,642,770	$3,543,476	$3,230,127
Variable rate debt	2,018,434	2,018,714	2,048,442	2,057,966
	$5,554,720	$5,661,484	$5,591,918	$5,288,093

(1)	Amounts exclude net deferred financing costs.

(2)
At December 31, 2019, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.7 billion. At December 31, 2018, debt and preferred equity investments had an estimated fair value ranging between $2.1 billion and $2.3 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2019 and 2018. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
17. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at December 31, 2019 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$300,000	3.750%	May 2019	May 2020	Other Assets	$—
Interest Rate Swap	100,000	1.928%	December 2017	November 2020	Other Liabilities	(281)
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Liabilities	(286)
Interest Rate Cap	111,869	3.500%	December 2019	December 2020	Other Assets	—
Interest Rate Cap	85,000	4.000%	March 2019	March 2021	Other Assets	—
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Assets	3,015
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Assets	1,404
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(6,570)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(9,344)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(12,629)
						$(24,691)

During the years ended December 31, 2019, 2018, and 2017, we recorded a $0.1 million loss, a $0.2 million loss, and a $0.5 million loss, respectively, on the changes in the fair value, which is included in interest expense in the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2019, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $29.5 million. As of December 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $30.1 million at December 31, 2019.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $0.4 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $(0.1) million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	Year Ended December 31,				Year Ended December 31,
Derivative	2019	2018	2017		2019	2018	2017
Interest Rate Swaps/Caps	$(33,907)	$(2,284)	$(2,282)	Interest expense	$(261)	$1,168	$1,816
Share of unconsolidated joint ventures' derivative instruments	(10,322)	(1,788)	(200)	Equity in net income from unconsolidated joint ventures	256	1,097	980
	$(44,229)	$(4,072)	$(2,482)		$(5)	$2,265	$2,796

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

18. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2020 to 2052. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2019 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2020	$799,001	$390,725
2021	651,815	397,524
2022	600,912	380,598
2023	536,835	354,621
2024	496,476	325,459
Thereafter	2,938,340	1,986,928
	$6,023,379	$3,835,855

As of December 31, 2018, under ASC 840, approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2019	$830,336	$348,060
2020	765,610	375,228
2021	625,956	380,886
2022	562,250	348,222
2023	500,499	333,501
Thereafter	3,272,014	2,098,995
	$6,556,665	$3,884,892

The components of lease revenues were as follows (in thousands):

	Twelve Months Ended December 31, 2019	Twelve Months Ended December 31, 2018
Fixed lease payments	$858,587	$858,160
Variable lease payments	120,496	113,596
Total lease payments	$979,083	$971,756
Amortization of acquired above and below-market leases	4,474	6,818
Total rental revenue	$983,557	$978,574

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2017, September 28, 2018, and September 27, 2019, the actuary certified that for the plan years beginning July 1, 2017, July 1, 2018, and July 1, 2019, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2019. For the Pension Plan years ended June 30, 2019, 2018, and 2017, the plan received contributions from employers totaling $290.1 million, $272.3 million, and $257.8 million. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan years ended, June 30, 2019, 2018, and 2017, the plan received contributions from employers totaling $1.5 billion, $1.4 billion and $1.3 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2019, 2018 and 2017 are included in the table below (in thousands):

Benefit Plan	2019	2018	2017
Pension Plan	$3,103	$3,017	$3,856
Health Plan	9,949	9,310	11,426
Other plans	1,108	1,106	1,463
Total plan contributions	$14,160	$13,433	$16,745

401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2019 and 2018, a matching contribution equal to 100% of the first 4% of annual compensation was made. For 2017, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the years ended December 31, 2019 and December 31, 2018, we made matching contributions of $1.6 million and $1.1 million, respectively. For the year ended December 31, 2017, we made a matching contribution of $1.0 million.
20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2019, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between January 2021 and January 2022. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total $3.3 million for 2020.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR"), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
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
Belmont had loss reserves of $2.9 million and $4.0 million as of December 31, 2019 and 2018, respectively. Ticonderoga had no loss reserves as of December 31, 2019.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

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
Certain of our ground leases are subject to rent resets, generally based on a percentage of the then fair market value, a fixed amount, or a percentage of the preceding rent at specified future dates. Rent resets will be recognized in the periods in which they are incurred.
The table below summarizes our current ground lease arrangements as of December 31, 2019:

Property (1)	Year of Current Expiration	Year of Final Expiration (2)
1185 Avenue of the Americas	2043	2043
625 Madison Avenue	2022	2054
420 Lexington Avenue	2050	2080
711 Third Avenue (3)	2033	2083
461 Fifth Avenue (4)	2027	2084
1055 Washington Blvd, Stamford, Connecticut	2090	2090
1080 Amsterdam Avenue (5)	2111	2111
30 East 40th Street (5)	2114	2114
Other	Various	Various

(1)	All leases are classified as operating leases unless otherwise specified.

(2)	Reflects exercise of all available renewal options.

(3)	The Company owns 50% of the fee interest.

(4)	The Company has an option to purchase the ground lease for a fixed price on a specific date.

(5)	A portion of the lease is classified as a financing lease.
The following is a schedule of future minimum lease payments under financing leases and operating leases with initial terms in excess of one year as of December 31, 2019 (in thousands):

	Financing leases	Operating leases (1)
2020	$2,619	$31,508
2021	2,794	31,702
2022	2,794	29,548
2023	2,794	27,243
2024	2,819	27,263
Thereafter	814,283	649,289
Total minimum lease payments	$828,103	$796,553
Amount representing interest	(783,655)
Amount discounted using incremental borrowing rate		(414,882)
Lease liabilities	$44,448	$381,671

(1)	As of December 31, 2019, the total minimum sublease rentals to be received in the future under non-cancelable subleases is $1.6 billion.
During the twelve months ended December 31, 2019, we recognized $4.5 million of financing lease costs, of which $3.2 million represented interest and $1.2 million represented amortization of the right-of-use assets. These amounts are included in interest expense, net of interest income and depreciation and amortization in our consolidated statements of operations, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

During the twelve months ended December 31, 2019, we recognized 33.2 million of operating lease costs, which is calculated on a straight-line basis over the remaining lease terms. This amount is included in operating lease rent in our consolidated statements of operations.
As of December 31, 2019, the weighted-average discount rate used to calculate the lease liabilities was 8.49%. As of December 31, 2019, the weighted-average remaining lease term was 67 years.
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
Selected consolidated results of operations for the years ended December 31, 2019, 2018, and 2017, and selected asset information as of December 31, 2019 and 2018, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2019	$1,043,405	$195,590	$1,238,995
December 31, 2018	1,025,900	201,492	1,227,392
December 31, 2017	1,317,602	193,871	1,511,473
Net Income
Years ended:
December 31, 2019	$158,972	$132,515	$291,487
December 31, 2018	129,253	141,603	270,856
December 31, 2017	(69,294)	170,363	101,069
Total assets
As of:
December 31, 2019	$11,063,155	$1,703,165	$12,766,320
December 31, 2018	10,481,594	2,269,764	12,751,358

Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2016 MRA and 2017 MRA. Interest is imputed on the investments that do not collateralize the 2016 MRA or 2017 MRA using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the years ended, December 31, 2019, 2018, and 2017 marketing, general and administrative expenses totaled $100.9 million, $92.6 million, and $100.5 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

22. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2019 and 2018 was as follows (in thousands, except for per share amounts):

2019 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$308,082	$313,634	$313,024	$304,255
Total expenses	(252,712)	(263,341)	(258,383)	(260,328)
Equity in net loss from unconsolidated joint ventures	(11,874)	(9,864)	(7,546)	(5,234)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	—	59,015	17,166
Purchase price and other fair value adjustments	—	3,799	67,631	(2,041)
(Loss) gain on sale of real estate, net	(19,241)	3,541	—	(1,049)
Depreciable real estate reserves and impairment	—	(7,047)	—	—
Noncontrolling interests and preferred unit distributions	(3,086)	(3,827)	(8,901)	(5,239)
Net income attributable to SL Green	21,169	36,895	164,840	47,530
Perpetual preferred stock dividends	(3,737)	(3,738)	(3,737)	(3,738)
Net income (loss) attributable to SL Green common stockholders	$17,432	$33,157	$161,103	$43,792
Net income attributable to common stockholders per common share—basic	$0.21	$0.40	$1.94	$0.52
Net income attributable to common stockholders per common share—diluted	$0.21	$0.40	$1.94	$0.52

2018 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$317,036	$307,545	$301,116	$301,695
Total expenses	(267,678)	(265,553)	(258,303)	(258,282)
Equity in net (loss) income from unconsolidated joint ventures	(2,398)	971	4,702	4,036
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	167,445	70,937	72,025	(6,440)
Purchase price and other fair value adjustments	—	(3,057)	11,149	49,293
(Loss) gain on sale of real estate, net	(36,984)	(2,504)	(14,790)	23,521
Depreciable real estate reserves and impairment	(220,852)	(6,691)	—	—
Loss on early extinguishment of debt	(14,889)	(2,194)	—	—
Noncontrolling interests and preferred unit distributions	838	(7,507)	(8,606)	(8,319)
Net (loss) income attributable to SL Green	(57,482)	91,947	107,293	105,504
Perpetual preferred stock dividends	(3,737)	(3,738)	(3,737)	(3,738)
Net (loss) income attributable to SL Green common stockholders	$(61,219)	$88,209	$103,556	$101,766
Net (loss) income attributable to common stockholders per common share—basic	$(0.73)	$1.03	$1.19	$1.12
Net (loss) income attributable to common stockholders per common share—diluted	$(0.73)	$1.03	$1.19	$1.12

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2019

23. Quarterly Financial Data of the Operating Partnership (unaudited)
Summarized quarterly financial data for the years ended December 31, 2019 and 2018 was as follows (in thousands, except for per share amounts):

2019 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$308,082	$313,634	$313,024	$304,255
Total expenses	(252,713)	(263,341)	(258,383)	(260,328)
Equity in net loss from unconsolidated joint ventures	(11,874)	(9,864)	(7,546)	(5,234)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	—	59,015	17,166
Purchase price and other fair value adjustments	—	3,799	67,631	(2,041)
(Loss) gain on sale of real estate, net	(19,241)	3,541	—	(1,049)
Depreciable real estate reserves and impairment	—	(7,047)	—	—
Noncontrolling interests and preferred unit distributions	(2,091)	(2,108)	(591)	(2,961)
Net income attributable to SLGOP	22,163	38,614	173,150	49,808
Perpetual preferred units distributions	(3,737)	(3,738)	(3,737)	(3,738)
Net income attributable to SLGOP common unitholders	$18,426	$34,876	$169,413	$46,070
Net income attributable to common unitholders per common share—basic	$0.21	$0.40	$1.94	$0.52
Net income attributable to common unitholders per common share—diluted	$0.21	$0.40	$1.94	$0.52

2018 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$317,036	$307,545	$301,116	$301,695
Total expenses	(267,678)	(265,553)	(258,303)	(258,282)
Equity in net (loss) income from unconsolidated joint ventures	(2,398)	971	4,702	4,036
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	167,445	70,937	72,025	(6,440)
Purchase price and other fair value adjustments	—	(3,057)	11,149	49,293
(Loss) gain on sale of real estate, net	(36,984)	(2,504)	(14,790)	23,521
Depreciable real estate reserves and impairment	(220,852)	(6,691)	—	—
Loss on early extinguishment of debt	(14,889)	(2,194)	—	—
Noncontrolling interests and preferred unit distributions	(2,601)	(2,710)	(3,020)	(3,047)
Net (loss) income attributable to SLGOP	(60,921)	96,744	112,879	110,776
Perpetual preferred units distributions	(3,737)	(3,738)	(3,737)	(3,738)
Net (loss) income attributable to SLGOP common unitholders	$(64,658)	$93,006	$109,142	$107,038
Net (loss) income attributable to common unitholders per common share—basic	$(0.73)	$1.03	$1.19	$1.12
Net (loss) income attributable to common unitholders per common share—diluted	$(0.73)	$1.03	$1.19	$1.12

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule II - Valuation and Qualifying Accounts
December 31, 2019
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off/Recovery (1)	Balance at End of Year
Year Ended December 31, 2019
Tenant and other receivables—allowance	$15,702	$2,760	$(6,093)	$12,369
Deferred rent receivable—allowance	$15,457	$4,227	$(7,207)	$12,477
Year Ended December 31, 2018
Tenant and other receivables—allowance	$18,637	$3,726	$(6,661)	$15,702
Deferred rent receivable—allowance	$17,207	$491	$(2,241)	$15,457
Year Ended December 31, 2017
Tenant and other receivables—allowance	$16,592	$6,106	$(4,061)	$18,637
Deferred rent receivable—allowance	$25,203	$2,321	$(10,317)	$17,207
(1) Includes the effect of properties that were sold and/or deconsolidated within the period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave(1)	$299,165	$—	$333,499	$—	$192,729	$—	$526,228	$526,228	$151,898	1927	3/1998	Various
711 Third Avenue(1)	—	19,844	115,769	—	59,685	19,844	175,454	195,298	52,265	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	140,946	—	544	18,846	141,490	160,336	75,340	1971	1/1999	Various
461 Fifth Avenue(1)	—	—	88,276	—	19,670	—	107,946	107,946	34,535	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	251,523	—	3,449	51,093	254,972	306,065	109,685	1958	7/2004	Various
625 Madison Avenue(1)	—	—	291,319	—	14,908	—	306,227	306,227	132,531	1956	10/2004	Various
485 Lexington Avenue(1)	450,000	78,282	452,631	—	6,933	78,282	459,564	537,846	197,431	1956	12/2004	Various
609 Fifth Avenue(1)	53,773	36,677	195,481	—	41,197	36,677	236,678	273,355	44,728	1925	6/2006	Various
810 Seventh Avenue(1)	—	114,077	550,819	—	(83)	114,077	550,736	664,813	190,457	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	791,106	—	116,573	—	907,679	907,679	292,739	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	90,941	431,517	—	(3,792)	90,941	427,725	518,666	142,533	1966	1/2007	Various
1-6 Landmark Square(2)	100,000	27,852	161,343	985	8,319	28,837	169,662	198,499	84,164	1973-1984	1/2007	Various
7 Landmark Square(2)	—	1,721	8,417	(985)	(3,939)	736	4,478	5,214	1,657	2007	1/2007	Various
1055 Washington Boulevard(2)	—	8,386	43,242	—	10,545	8,386	53,787	62,173	21,723	1987	6/2007	Various
1 Madison Avenue(1)	—	173,546	672,805	—	22,977	173,546	695,782	869,328	210,128	1960	8/2007	Various
100 Church Street(1)	209,296	34,994	183,932	—	9,181	34,994	193,113	228,107	60,198	1959	1/2010	Various
125 Park Avenue(1)	—	120,900	270,598	—	6,869	120,900	277,467	398,367	88,975	1923	10/2010	Various
Williamsburg(3)	—	6,200	10,158	—	—	6,200	10,158	16,358	2,388	2010	12/2010	Various
110 East 42nd Street(1)	—	36,196	78,353	—	3,247	36,196	81,600	117,796	21,124	1921	5/2011	Various
400 East 58th Street(1)(4)	39,094	17,549	38,749	—	373	17,549	39,122	56,671	7,091	1929	1/2012	Various
762 Madison Avenue(1)(4)	771	6,153	10,570	—	(35)	6,153	10,535	16,688	2,151	1910	1/2012	Various
304 Park Avenue(1)	—	54,489	90,643	—	630	54,489	91,273	145,762	22,172	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,343	88,261	—	166	24,343	88,427	112,770	14,361	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,976	77,076	—	141	45,976	77,217	123,193	18,564	1902	9/2012	Various
1080 Amsterdam(1)(5)	35,123	—	47,948	—	10,316	—	58,264	58,264	6,694	1932	10/2012	Various
315 West 33rd Street(1)	250,000	195,834	179,562	—	2,220	195,834	181,782	377,616	30,853	2000-2001	11/2013	Various
752-760 Madison Avenue(1)	—	284,286	8,314	—	12,660	284,286	20,974	305,260	2,752	1996/2012	7/2014	Various
719 Seventh Avenue(1)(6)	50,000	41,180	46,232	—	(1,693)	41,180	44,539	85,719	1,623	1927	7/2014	Various
110 Greene Street(1)	—	45,120	228,393	—	2,414	45,120	230,807	275,927	31,147	1910	7/2015	Various
185 Broadway(1)(7)	120,110	45,422	27,865	118	28,282	45,540	56,147	101,687	419	1921	8/2015	Various
30 East 40th Street(1)(8)	—	4,652	26,654	—	4,238	4,652	30,892	35,544	3,267	1927	8/2015	Various
133 Greene Street(1)	15,523	3,446	27,542	—	82	3,446	27,624	31,070	827	1900	10/2018	Various
712 Madison Avenue(1)(11)	28,000	7,207	47,397	—	18	7,207	47,415	54,622	1,185	1900/1980	12/2018	Various
106 Spring Street(1)	38,025	—	—	14,173	66,052	14,173	66,052	80,225	1,240	1900	4/2019	Various
410 Tenth Avenue(1)(9)	330,820	—	—	140,307	363,523	140,307	363,523	503,830	(3,175)	1927	5/2019	Various
Other(10)	—	1,736	16,224	(2)	1,460	1,734	17,684	19,418	4,890
Total	$2,019,700	$1,596,948	$6,033,164	$154,596	$999,859	$1,751,544	$7,033,023	$8,784,567	$2,060,560

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

(1)	Property located in New York, New York.

(2)	Property located in Connecticut.

(3)	Property located in Brooklyn, New York.

(4)	We own a 90.0% interest in this property.

(5)	We own a 92.5% interest in this property.

(6)	We own a 75.0% interest in this property.

(7)	Properties at 5-7 Dey Street, 183 Broadway, and 185 Broadway were demolished in preparation of the development site for the 185 Broadway project.

(8)	We own a 60.0% interest in this property.

(9)	We own a 70.9% interest in this property.

(10)	Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

(11)	The tenant at this property has an option to purchase the fee interest for a fixed price on a specific date.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2019
(in thousands)

The changes in real estate for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$8,513,935	$10,206,122	$12,743,332
Property acquisitions	—	52,939	13,323
Improvements	251,674	267,726	342,014
Retirements/disposals/deconsolidation	18,958	(2,012,852)	(2,892,547)
Balance at end of year	$8,784,567	$8,513,935	$10,206,122
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2019 was $10.3 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$2,099,137	$2,300,116	$2,264,694
Depreciation for year	222,867	245,033	347,015
Retirements/disposals/deconsolidation	(261,444)	(446,012)	(311,593)
Balance at end of year	$2,060,560	$2,099,137	$2,300,116

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2019.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2019.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Realty Corp.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Realty Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Operating Partnership L.P.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Operating Partnership, L.P. (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Operating Partnership and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2020, or the 2020 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2020 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

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

3.32
Twenty-Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of May 1, 2019, incorporated by reference to the Company's Form 8-K, dated as of May 3, 2019, filed with the SEC on May 3, 2019.

3.33
Twenty-Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 8, 2020, incorporated by reference to the Company's Form 8-K, dated as of January 14, 2020, filed with the SEC on January 14, 2020.

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

4.16	Form of Floating Rate Note (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.15 of this Form 10-K).
4.17	Description of the registrant's securities registered pursuant to section 12 of the Securities and Exchange Act of 1934, filed herewith
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

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 28, 2020		Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2020
Marc Holliday

/s/ Andrew W. Mathias	President and Director	February 28, 2020
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Matthew J. DiLiberto

/s/ Stephen L. Green	Director	February 28, 2020
Stephen L. Green

/s/ John H. Alschuler Jr.	Director	February 28, 2020
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director	February 28, 2020
Edwin T. Burton, III

/s/ John S. Levy	Director	February 28, 2020
John S. Levy

/s/ Craig M. Hatkoff	Director	February 28, 2020
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director	February 28, 2020
Betsy S. Atkins

/s/ Lauren B. Dillard	Director	February 28, 2020
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 28, 2020	By:	Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 28, 2020
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	February 28, 2020
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 28, 2020
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	February 28, 2020
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 28, 2020
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	February 28, 2020
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	February 28, 2020
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 28, 2020
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	February 28, 2020
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 28, 2020
Lauren B. Dillard