Form 10-Q
period 2020-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2020-05-11
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
As of May 8, 2020, 76,538,603 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of May 8, 2020, 1,025,366 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of March 31, 2020 the Company owns 94.86% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2020, noncontrolling investors held, in aggregate, a 5.14% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,662,840	$1,751,544
Building and improvements	5,417,965	5,154,990
Building leasehold and improvements	1,435,811	1,433,793
Right of use asset - financing leases	163,960	47,445
Right of use asset - operating leases	381,255	396,795
	9,061,831	8,784,567
Less: accumulated depreciation	(2,130,033)	(2,060,560)
	6,931,798	6,724,007
Assets held for sale	—	391,664
Cash and cash equivalents	554,195	166,070
Restricted cash	66,827	75,360
Investments in marketable securities	25,353	29,887
Tenant and other receivables, net of allowance of $11,876 and $12,369 in 2020 and 2019, respectively	88,587	43,968
Related party receivables	26,092	21,121
Deferred rents receivable, net of allowance of $11,711 and $12,477 in 2020 and 2019, respectively	310,138	283,011
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,230 and $14,562 and allowances of $37,957 and $1,750 in 2020 and 2019, respectively	1,783,336	1,580,306
Investments in unconsolidated joint ventures	2,848,363	2,912,842
Deferred costs, net	232,274	205,283
Other assets	353,644	332,801
Total assets (1)	$13,220,607	$12,766,320
Liabilities
Mortgages and other loans payable, net	$1,987,073	$2,183,253
Revolving credit facility, net	1,294,477	234,013
Unsecured term loans, net	1,494,470	1,494,024
Unsecured notes, net	1,247,246	1,496,847
Accrued interest payable	26,377	22,148
Other liabilities	214,968	177,080
Accounts payable and accrued expenses	158,750	166,905
Deferred revenue	116,197	114,052
Lease liability - financing leases	162,299	44,448
Lease liability - operating leases	363,990	381,671
Dividend and distributions payable	26,563	79,282
Security deposits	59,318	62,252
Liabilities related to assets held for sale	—	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,251,728	6,555,975

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Commitments and contingencies
Noncontrolling interests in Operating Partnership	358,895	409,862
Preferred units	266,019	283,285

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2020 and December 31, 2019	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 77,591 and 80,257 issued and outstanding at March 31, 2020 and December 31, 2019, respectively (including 1,055 and 1,055 shares held in treasury at March 31, 2020 and December 31, 2019, respectively)	776	803
Additional paid-in-capital	4,146,306	4,286,395
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive loss	(80,868)	(28,485)
Retained earnings	1,099,369	1,084,719
Total SL Green stockholders' equity	5,263,466	5,441,315
Noncontrolling interests in other partnerships	80,499	75,883
Total equity	5,343,965	5,517,198
Total liabilities and equity	$13,220,607	$12,766,320

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $199.0 million and $205.2 million of land, $501.2 million and $481.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $61.7 million of right of use assets, $17.4 million and $17.6 million of accumulated depreciation, $179.2 million and $169.5 million of other assets included in other line items, $468.6 million and $457.1 million of real estate debt, net, $1.1 million and $1.2 million of accrued interest payable, $57.9 million and $57.7 million of lease liabilities, and $45.8 million and $43.7 million of other liabilities included in other line items as of March 31, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue, net	$222,631	$240,118
Investment income	38,533	50,031
Other income	53,139	14,106
Total revenues	314,303	304,255
Expenses
Operating expenses, including related party expenses of $3,749 in 2020 and $2,793 in 2019	53,866	57,698
Real estate taxes	46,622	46,688
Operating lease rent	7,367	8,298
Interest expense, net of interest income	37,494	50,525
Amortization of deferred financing costs	2,500	2,742
Depreciation and amortization	68,279	68,343
Loan loss and other investment reserves, net of recoveries	11,248	—
Transaction related costs	65	55
Marketing, general and administrative	19,570	25,979
Total expenses	247,011	260,328

Equity in net loss from unconsolidated joint ventures	(12,814)	(5,234)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	17,166
Purchase price and other fair value adjustments	—	(2,041)
Gain (loss) on sale of real estate, net	72,636	(1,049)
Net income	127,114	52,769
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(6,202)	(2,278)
Noncontrolling interests in other partnerships	293	(237)
Preferred units distributions	(2,666)	(2,724)
Net income attributable to SL Green	118,539	47,530
Perpetual preferred stock dividends	(3,738)	(3,738)
Net income attributable to SL Green common stockholders	$114,801	$43,792

Basic earnings per share	$1.47	$0.52
Diluted earnings per share	$1.47	$0.52

Basic weighted average common shares outstanding	77,864	83,313
Diluted weighted average common shares and common share equivalents outstanding	82,567	87,810
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$127,114	$52,769
Other comprehensive loss:
Decrease in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(50,735)	(20,884)
(Decrease) increase in unrealized value of marketable securities	(4,534)	768
Other comprehensive loss	(55,269)	(20,116)
Comprehensive income	71,845	32,653
Net income attributable to noncontrolling interests and preferred units distributions	(8,575)	(5,239)
Other comprehensive loss attributable to noncontrolling interests	2,886	1,003
Comprehensive income attributable to SL Green	$66,156	$28,417

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	79,202	$803	$4,286,395	$(124,049)	$(28,485)	$1,084,719	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326							(39,184)		(39,184)
Balance at January 1, 2020	$221,932	79,202	$803	$4,286,395	$(124,049)	$(28,485)	$1,045,535	$75,883	$5,478,014
Net income (loss)							118,539	(293)	118,246
Acquisition of subsidiary interest from noncontrolling interest				(3,123)				1,587	(1,536)
Other comprehensive loss						(52,383)			(52,383)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		2		166					166
Conversion of units in the Operating Partnership for common stock		1		84					84
Reallocation of noncontrolling interest in the Operating Partnership							38,529		38,529
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)	(1)	5,503					5,502
Repurchases of common stock		(2,637)	(26)	(142,719)			(76,831)		(219,576)
Contributions to consolidated joint venture interests								3,814	3,814
Cash distributions to noncontrolling interests								(492)	(492)
Cash distributions declared ($0.295 per common share, none of which represented a return of capital for federal income tax purposes)							(22,665)		(22,665)
Balance at March 31, 2020	$221,932	76,535	$776	$4,146,306	$(124,049)	$(80,868)	$1,099,369	$80,499	$5,343,965

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

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$127,114	$52,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,779	71,085
Equity in net loss from unconsolidated joint ventures	12,814	5,234
Distributions of cumulative earnings from unconsolidated joint ventures	108	425
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	—	(17,166)
Purchase price and other fair value adjustments	—	2,041
(Gain) loss on sale of real estate, net	(72,636)	1,049
Loan loss reserves and other investment reserves, net of recoveries	11,248	—
Deferred rents receivable	3,717	(1,114)
Non-cash lease expense	3,390	3,381
Other non-cash adjustments	1,110	9,027
Changes in operating assets and liabilities:
Tenant and other receivables	(44,960)	(4,759)
Related party receivables	(4,711)	(1,270)
Deferred lease costs	(8,603)	(13,111)
Other assets	(48,130)	(40,218)
Accounts payable, accrued expenses, other liabilities and security deposits	(13,877)	(12,915)
Deferred revenue	7,622	10,721
Change in lease liability - operating leases	(2,959)	(2,866)
Net cash provided by operating activities	42,026	62,313
Investing Activities
Acquisitions of real estate property	(86,846)	—
Additions to land, buildings and improvements	(101,726)	(39,524)
Acquisition deposits and deferred purchase price	—	(4,910)
Investments in unconsolidated joint ventures	(8,906)	(73,351)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	53,516	23,664
Net proceeds from disposition of real estate/joint venture interest	91,156	14,489
Other investments	(4,786)	(1,056)
Origination of debt and preferred equity investments	(223,374)	(430,034)
Repayments or redemption of debt and preferred equity investments	151,548	218,879
Net cash used in investing activities	(129,418)	(291,843)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Financing Activities
Proceeds from mortgages and other loans payable	101,103	109,872
Repayments of mortgages and other loans payable	(102,777)	(1,127)
Proceeds from revolving credit facility and senior unsecured notes	1,125,000	520,000
Repayments of revolving credit facility and senior unsecured notes	(315,000)	(230,000)
Proceeds from stock options exercised and DRSPP issuance	166	47
Repurchase of common stock	(219,576)	(34,243)
Redemption of preferred stock	(19,392)	(15,142)
Redemption of OP units	(18,066)	(15,697)
Distributions to noncontrolling interests in other partnerships	(492)	(208)
Contributions from noncontrolling interests in other partnerships	3,814	161
Acquisition of subsidiary interest from noncontrolling interest	(1,536)	—
Distributions to noncontrolling interests in the Operating Partnership	(1,284)	(3,643)
Dividends paid on common and preferred stock	(79,662)	(77,399)
Tax withholdings related to restricted share awards	(4,752)	(3,126)
Deferred loan costs	(562)	(3,367)
Net cash provided by financing activities	466,984	246,128
Net increase in cash, cash equivalents, and restricted cash	379,592	16,598
Cash, cash equivalents, and restricted cash at beginning of year	241,430	279,113
Cash, cash equivalents, and restricted cash at end of period	$621,022	$295,711

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$84	$446
Tenant improvements and capital expenditures payable	602	9,350
Reversal of assets held for sale	391,664	—
Seller financed purchases	100,000	—
Debt and preferred equity reserves	4,638	—
Removal of fully depreciated commercial real estate properties	512	4,012
Recognition of right of use assets and related lease liabilities	102,782	389,120
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$554,195	$144,323
Restricted cash	66,827	151,388
Total cash, cash equivalents, and restricted cash	$621,022	$295,711
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,662,840	$1,751,544
Building and improvements	5,417,965	5,154,990
Building leasehold and improvements	1,435,811	1,433,793
Right of use asset - financing leases	163,960	47,445
Right of use asset - operating leases	381,255	396,795
	9,061,831	8,784,567
Less: accumulated depreciation	(2,130,033)	(2,060,560)
	6,931,798	6,724,007
Assets held for sale	—	391,664
Cash and cash equivalents	554,195	166,070
Restricted cash	66,827	75,360
Investments in marketable securities	25,353	29,887
Tenant and other receivables, net of allowance of $11,876 and $12,369 in 2020 and 2019, respectively	88,587	43,968
Related party receivables	26,092	21,121
Deferred rents receivable, net of allowance of $11,711 and $12,477 in 2020 and 2019, respectively	310,138	283,011
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,230 and $14,562 and allowances of $37,957 and $1,750 in 2020 and 2019, respectively	1,783,336	1,580,306
Investments in unconsolidated joint ventures	2,848,363	2,912,842
Deferred costs, net	232,274	205,283
Other assets	353,644	332,801
Total assets (1)	$13,220,607	$12,766,320
Liabilities
Mortgages and other loans payable, net	$1,987,073	$2,183,253
Revolving credit facility, net	1,294,477	234,013
Unsecured term loans, net	1,494,470	1,494,024
Unsecured notes, net	1,247,246	1,496,847
Accrued interest payable	26,377	22,148
Other liabilities	214,968	177,080
Accounts payable and accrued expenses	158,750	166,905
Deferred revenue	116,197	114,052
Lease liability - financing leases	162,299	44,448
Lease liability - operating leases	363,990	381,671
Dividend and distributions payable	26,563	79,282
Security deposits	59,318	62,252
Liabilities related to assets held for sale	—	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,251,728	6,555,975
Commitments and contingencies
Limited partner interests in SLGOP (4,145 and 4,196 limited partner common units outstanding at March 31, 2020 and December 31, 2019, respectively)	358,895	409,862
Preferred units	266,019	283,285

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2020	December 31, 2019
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2020 and December 31, 2019	221,932	221,932
SL Green partners' capital (807 and 834 general partner common units and 75,729 and 78,368 limited partner common units outstanding at March 31, 2020 and December 31, 2019, respectively)	5,122,402	5,247,868
Accumulated other comprehensive loss	(80,868)	(28,485)
Total SLGOP partners' capital	5,263,466	5,441,315
Noncontrolling interests in other partnerships	80,499	75,883
Total capital	5,343,965	5,517,198
Total liabilities and capital	$13,220,607	$12,766,320

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $199.0 million and $205.2 million of land, $501.2 million and $481.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $61.7 million of right of use assets, $17.4 million and $17.6 million of accumulated depreciation, $179.2 million and $169.5 million of other assets included in other line items, $468.6 million and $457.1 million of real estate debt, net, $1.1 million and $1.2 million of accrued interest payable, $57.9 million and $57.7 million of lease liabilities, and $45.8 million and $43.7 million of other liabilities included in other line items as of March 31, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue, net	$222,631	$240,118
Investment income	38,533	50,031
Other income	53,139	14,106
Total revenues	314,303	304,255
Expenses
Operating expenses, including related party expenses of $3,749 in 2020 and $2,793 in 2019	53,866	57,698
Real estate taxes	46,622	46,688
Operating lease rent	7,367	8,298
Interest expense, net of interest income	37,494	50,525
Amortization of deferred financing costs	2,500	2,742
Depreciation and amortization	68,279	68,343
Loan loss and other investment reserves, net of recoveries	11,248	—
Transaction related costs	65	55
Marketing, general and administrative	19,570	25,979
Total expenses	247,011	260,328

Equity in net loss from unconsolidated joint ventures	(12,814)	(5,234)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	17,166
Purchase price and other fair value adjustments	—	(2,041)
Gain (loss) on sale of real estate, net	72,636	(1,049)
Net income	127,114	52,769
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	293	(237)
Preferred units distributions	(2,666)	(2,724)
Net income attributable to SLGOP	124,741	49,808
Perpetual preferred unit distributions	(3,738)	(3,738)
Net income attributable to SLGOP common unitholders	$121,003	$46,070

Basic earnings per unit	$1.47	$0.52
Diluted earnings per unit	$1.47	$0.52

Basic weighted average common units outstanding	82,084	87,646
Diluted weighted average common units and common unit equivalents outstanding	82,567	87,810

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$127,114	$52,769
Other comprehensive loss:
Decrease in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	(50,735)	(20,884)
(Decrease) increase in unrealized value of marketable securities	(4,534)	768
Other comprehensive loss	(55,269)	(20,116)
Comprehensive income	71,845	32,653
Net loss (income) attributable to noncontrolling interests	293	(237)
Other comprehensive loss attributable to noncontrolling interests	2,886	1,003
Comprehensive income attributable to SLGOP	$75,024	$33,419

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	79,202	$5,247,868	$(28,485)	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326			(39,184)			(39,184)
Balance at January 1, 2020	$221,932	79,202	$5,208,684	$(28,485)	$75,883	$5,478,014
Net income (loss)			118,539		(293)	118,246
Acquisition of subsidiary interest from noncontrolling interest			(3,123)		1,587	(1,536)
Other comprehensive loss				(52,383)		(52,383)
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		2	166			166
Conversion of common units		1	84			84
Reallocation of noncontrolling interests in the operating partnership			38,529			38,529
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)	5,502			5,502
Repurchases of common stock		(2,637)	(219,576)			(219,576)
Contribution to consolidated joint venture interests					3,814	3,814
Cash distributions to noncontrolling interests					(492)	(492)
Cash distributions declared ($0.295 per common unit, none of which represented a return of capital for federal income tax purposes)			(22,665)			(22,665)
Balance at March 31, 2020	$221,932	76,535	$5,122,402	$(80,868)	$80,499	$5,343,965

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	83,684	$5,664,481	$15,108	$46,334	$5,947,855
Net income			47,530		237	47,767
Other comprehensive income				(19,113)		(19,113)
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		1	47			47
Conversion of common units		5	446			446
Reallocation of noncontrolling interests in the operating partnership			(28,932)			(28,932)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(20)	4,835			4,835
Repurchases of common stock		(398)	(34,243)			(34,243)
Contribution to consolidated joint venture interests					161	161
Cash distributions to noncontrolling interests					(208)	(208)
Cash distributions declared ($0.85 per common unit, none of which represented a return of capital for federal income tax purposes)			(70,554)			(70,554)
Balance at March 31, 2019	$221,932	83,272	$5,579,872	$(4,005)	$46,524	$5,844,323

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$127,114	$52,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,779	71,085
Equity in net loss from unconsolidated joint ventures	12,814	5,234
Distributions of cumulative earnings from unconsolidated joint ventures	108	425
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	—	(17,166)
Purchase price and other fair value adjustments	—	2,041
(Gain) loss on sale of real estate, net	(72,636)	1,049
Loan loss reserves and other investment reserves, net of recoveries	11,248	—
Deferred rents receivable	3,717	(1,114)
Non-cash lease expense	3,390	3,381
Other non-cash adjustments	1,110	9,027
Changes in operating assets and liabilities:
Tenant and other receivables	(44,960)	(4,759)
Related party receivables	(4,711)	(1,270)
Deferred lease costs	(8,603)	(13,111)
Other assets	(48,130)	(40,218)
Accounts payable, accrued expenses, other liabilities and security deposits	(13,877)	(12,915)
Deferred revenue	7,622	10,721
Change in lease liability - operating leases	(2,959)	(2,866)
Net cash provided by operating activities	42,026	62,313
Investing Activities
Acquisitions of real estate property	(86,846)	—
Additions to land, buildings and improvements	(101,726)	(39,524)
Acquisition deposits and deferred purchase price	—	(4,910)
Investments in unconsolidated joint ventures	(8,906)	(73,351)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	53,516	23,664
Net proceeds from disposition of real estate/joint venture interest	91,156	14,489
Other investments	(4,786)	(1,056)
Origination of debt and preferred equity investments	(223,374)	(430,034)
Repayments or redemption of debt and preferred equity investments	151,548	218,879
Net cash used in investing activities	(129,418)	(291,843)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Financing Activities
Proceeds from mortgages and other loans payable	$101,103	$109,872
Repayments of mortgages and other loans payable	(102,777)	(1,127)
Proceeds from revolving credit facility and senior unsecured notes	1,125,000	520,000
Repayments of revolving credit facility and senior unsecured notes	(315,000)	(230,000)
Proceeds from stock options exercised and DRSPP issuance	166	47
Repurchase of common units	(219,576)	(34,243)
Redemption of preferred units	(19,392)	(15,142)
Redemption of OP units	(18,066)	(15,697)
Distributions to noncontrolling interests in other partnerships	(492)	(208)
Contributions from noncontrolling interests in other partnerships	3,814	161
Acquisition of subsidiary interest from noncontrolling interest	(1,536)	—
Distributions paid on common and preferred units	(80,946)	(81,042)
Tax withholdings related to restricted share awards	(4,752)	(3,126)
Deferred loan costs	(562)	(3,367)
Net cash provided by financing activities	466,984	246,128
Net increase in cash, cash equivalents, and restricted cash	379,592	16,598
Cash, cash equivalents, and restricted cash at beginning of year	241,430	279,113
Cash, cash equivalents, and restricted cash at end of period	$621,022	$295,711

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$84	$446
Tenant improvements and capital expenditures payable	602	9,350
Fair value adjustment to noncontrolling interest in the Operating Partnership	38,529	28,932
Reversal of assets held for sale	391,664	—
Seller financed purchases	100,000	—
Debt and preferred equity reserves	4,638	—
Removal of fully depreciated commercial real estate properties	512	4,012
Recognition of right of use assets and related lease liabilities	102,782	389,120
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$554,195	$144,323
Restricted cash	66,827	151,388
Total cash, cash equivalents, and restricted cash	$621,022	$295,711

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2020
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2020, noncontrolling investors held, in the aggregate, a 5.14% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
As of March 31, 2020, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated		Unconsolidated		Total
Location	Property Type	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	18	10,647,191	10	11,216,183	28	21,863,374	93.7%
	Retail	4	44,189	8	289,050	12	333,239	98.0%
	Development/Redevelopment	11	3,028,211	1	1,657,198	12	4,685,409	N/A
	Fee Interest	—	—	1	—	1	—	—%
		33	13,719,591	20	13,162,431	53	26,882,022	93.8%
Suburban	Office	8	1,044,800	—	—	8	1,044,800	85.5%
	Retail	1	52,000	—	—	1	52,000	100.0%
		9	1,096,800	—	—	9	1,096,800	86.2%
Total commercial properties		42	14,816,391	20	13,162,431	62	27,978,822	93.4%
Residential:
Manhattan	Residential	2	222,250	8	1,663,774	10	1,886,024	96.7%
Total residential properties		2	222,250	8	1,663,774	10	1,886,024	96.7%
Total portfolio		44	15,038,641	28	14,826,205	72	29,864,846	93.6%

(1)
The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units.

As of March 31, 2020, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.9 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Partnership Agreement

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2020 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Subsequent Events
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. Over the past several months the pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and possibly longer. This could also cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence that may occur after the initial outbreak subsides and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in our latest Annual Report on Form 10-K and other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
In May 2020, the Company entered into contract to sell the retail condominium at 609 Fifth Avenue for a gross asset valuation of $168.0 million. This transaction is scheduled to close in the second quarter of 2020, subject to satisfaction of various closing conditions. At March 31, 2020, we determined that the held for sale criteria was not met for this property as it was not probable that the sale of the asset would be completed within one year.
In May 2020, the Company closed on the sale of a 49.5% interest in One Madison Avenue to the National Pension Service of Korea and Hines Interest LP. NPS and Hines have committed aggregate equity to the project totaling no less than $492.2 million. The Company and Hines will co-develop the $2.3 billion project, which will span 1.4 million rentable square feet upon completion. At March 31, 2020, we determined that the held for sale criteria was not met for this property as it was not probable that the sale of the asset would be completed within one year.
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
March 31, 2020
(unaudited)

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
Investment in Commercial Real Estate Properties
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
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
We recognized $1.2 million and $1.2 million of rental revenue for the three months ended March 31, 2020 and 2019, respectively, for the amortization of aggregate below-market leases in excess of above-market leases.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Identified intangible assets (included in other assets):
Gross amount	$225,025	$255,198
Accumulated amortization	(202,581)	(228,223)
Net(1)	$22,444	$26,975
Identified intangible liabilities (included in deferred revenue):
Gross amount	$274,208	$282,048
Accumulated amortization	(246,464)	(249,514)
Net(1)	$27,744	$32,534

(1)	As of March 31, 2020, and December 31, 2019, no net intangible assets and no net intangible liabilities, were reclassified to assets held for sale or liabilities related to assets held for sale.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of March 31, 2020, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
At March 31, 2020 and December 31, 2019, we held the following marketable securities (in thousands):

	March 31, 2020	December 31, 2019
Commercial mortgage-backed securities	$25,353	$29,887
Total marketable securities available-for-sale	$25,353	$29,887

The cost basis of the commercial mortgage-backed securities was $27.5 million at both March 31, 2020 and December 31, 2019. These securities mature at various times through 2035. We held no equity marketable securities as of March 31, 2020 and December 31, 2019.
We did not dispose of any marketable securities during either the three months ended March 31, 2020 or the three months ended March 31, 2019.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2020.
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
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
In addition to base rent, our tenants also generally will pay variable rent which represents their pro rata share of increases in real estate taxes and certain operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in certain building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations. Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) are typically provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours. These escalations are based on actual expenses incurred in the prior calendar year. If the expenses in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.
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
The Company provides its tenants with certain customary services for lease contracts such as common area maintenance and general security. We have elected to combine the non-lease components with the lease components of our operating lease agreements and account for them as a single lease component in accordance with ASC 842.
We record a gain or loss on sale of real estate assets when we no longer hold a controlling financial interest in the entity holding the real estate, a contract exists with a third party and that third party has control of the assets acquired.
Investment income on debt and preferred equity investments is accrued based on the contractual terms of the instruments and when it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is collectible. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
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
Debt and preferred equity investments are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed on any debt or preferred equity investment that is on non-accrual status when such investment becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received.
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
Debt and Preferred Equity Investments
Debt and preferred equity investments are presented at the net amount expected to be collected. An allowance for loan losses is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected through the expected maturity date of such investments. The expense for loan loss and other investment reserves is the charge to earnings to adjust the allowance for loan losses to the appropriate level.
The Company evaluates the amount expected to be collected based on current market and economic conditions, historical loss information, and reasonable and supportable forecasts. The Company's assumptions are derived from both internal data and external data which may include, among others, governmental economic projections for the New York City Metropolitan area, public data on recent transactions and filings for securitized debt instruments. This information is aggregated by asset class and adjusted for duration. Based on these inputs, loans are evaluated at the individual asset level. In certain instances, we may also use a probability-weighted model that considers the likelihood of multiple outcomes and the amount expected to be collected for each outcome.
The evaluation of the possible credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor requires significant judgment, which include both asset level and market assumptions over the relevant time period.
In addition, quarterly, the Company assigns each loan a risk rating. Based on a 3-point scale, loans are rated “1” through “3,” from lower risk to higher risk, which ratings are defined as follows: 1 - Low Risk Assets - Low probability of loss, 2 - Watch List Assets - Higher potential for loss, 3 - High Risk Assets - Loss more likely than not. Loans with risk ratings of 2 or above are evaluated to determine whether the expected risk of loss is appropriately captured through the combination of our expectations of current conditions, historical loss information and supportable forecasts described above or whether risk characteristics specific to the loan warrant the use of a probability-weighted model.
Financing investments that are classified as held for sale are carried at the expected amount to be collected or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

conclude not to sell an investment designated as held for sale. In such situations, the investment will be reclassified at its expected amount to be collected.
Other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line are also measured at the net amount expected to the be collected.
Accrued interest receivable amounts related to these debt and preferred equity investment and other financing receivables are recorded at the net amount expected to be collected within Other assets in the consolidated balance sheets. Write offs of accrued interest receivables are recognized as an expense for loan loss and other investment reserves.
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
During the three months ended March 31, 2020, we recorded Federal, state and local tax provisions of $1.1 million. During the three months ended March 31, 2019, we recorded Federal, state and local tax provisions of $0.8 million.
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
March 31, 2020
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, ViacomCBS Inc., which accounts for 5.5% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at March 31, 2020.
For the three months ended March 31, 2020, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended March 31, 2020
1185 Avenue of the Americas	8.5%
11 Madison Avenue	8.3%
420 Lexington Avenue	7.5%
1515 Broadway	6.8%
220 East 42nd Street	6.2%
280 Park Avenue	5.4%
485 Lexington	5.3%

Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.
In January 2020, the FASB issued Accounting Standard Update, or ASU, No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendment most relevant to the Company is how to apply the fair value measurement alternative in Topic 321 when an investor must apply the fair value to an investment under the equity method in Topic 323. The amendment clarifies that an entity should consider observable transactions when considering the fair value of an investment. The guidance is effective for the Company for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this guidance on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other- Internal-Use Software (Topic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments provide guidance on accounting for fees paid when the arrangement includes a software license and align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs to develop or obtain internal-use software. The Company adopted this guidance on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment removed, modified and added the disclosure requirements under Topic 820. The changes are effective for the Company for fiscal years beginning after December 15, 2019. Early adoption is permitted for the removed or modified disclosures with adoption of the additional disclosures upon the effective date. The Company adopted this guidance on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; in November 2018 issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in April, May and November 2019, issued ASU No. 2019-04, 2019-05 and 2019-11, which provide codification improvements and targeted transition relief; and in 2020 issued ASU 2020-02 Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842), which updates SEC guidance in those Topics. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The Company’s DPE portfolio and financing lease assets are subject to this guidance. ASU No. 2018-19 excludes operating lease receivables from the scope of this guidance. The Company adopted this guidance on January 1, 2020 and recorded a $39.2 million cumulative adjustment to retained earnings upon adoption.
3. Property Acquisitions
The following table summarizes the properties acquired during the three months ended March 31, 2020:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
762 Madison Avenue (1)	January 2020	Fee Interest	6,109	$29.3
707 Eleventh Avenue	January 2020	Fee Interest	159,720	90.0
126-132 Nassau Street (2)	January 2020	Leasehold Interest	98,412	—

(1)	In January 2020, the Company acquired from our joint venture partner the remaining 10% interest in this property that the Company did not already own.

(2)	In January 2020, the Company entered into a 99-year ground lease of 126-132 Nassau Street. This lease is classified as a financing lease in our consolidated balance sheets.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of March 31, 2020, no properties were classified as held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

Property Dispositions
The following table summarizes the properties sold during the three months ended March 31, 2020:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss)(2) (in millions)
315 West 33rd Street - The Olivia	March 2020	Fee Interest	492,987	$446.5	$72.3

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 315 West 33rd Street is net of $6.0 million of employee compensation accrued in connection with the realization of this investment gain. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the three months ended March 31, 2020 and the twelve months ended December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Balance at beginning of year (1)	$1,580,306	$2,099,393
Debt investment originations/accretion (2)	246,075	652,866
Preferred equity investment originations/accretion (2)	154,710	14,736
Redemptions/sales/syndications/amortization (3)	(161,548)	(1,190,689)
Net change in loan loss reserves	(36,207)	4,000
Balance at end of period (1)	$1,783,336	$1,580,306

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in other assets and other liabilities on the consolidated balance sheets.

Below is a summary of our debt and preferred equity investments as of March 31, 2020 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Maturity
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$372,547	$374,002	L + 2.00 - 5.50%	$100,202	$101,250	3.00 - 6.00%	$472,749	$—	2020 - 2022
Junior Mortgage Debt	83,004	90,300	L + 6.00 - 7.25%	—	—	—	$83,004	438,138	2020 - 2023
Mezzanine Debt	368,053	375,098	L + 4.95 - 15.29%	491,838	509,920	2.90 - 9.50%	$859,891	5,169,422	2020 - 2029
Preferred Equity	—	—	—	367,692	386,953	6.50 - 11.00%	$367,692	522,000	2020 -2027
Balance at end of period	$823,604	$839,400	—	$959,732	$998,123	—	$1,783,336	$6,129,560	—

The following table is a rollforward of our total allowance for loan losses for the three months ended March 31, 2020 and the twelve months ended December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Balance at beginning of year	$1,750	$5,750
Cumulative adjustment upon adoption of ASC 326	27,804	—
Current period provision for loan loss	8,403	—
Writeoffs charged against the allowance	—	(4,000)
Balance at end of period	$37,957	$1,750

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

At March 31, 2020, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of one investment with a carrying value of $70.0 million, as discussed in subnotes 4 of the Debt Investments table below. At December 31, 2019, all debt and preferred equity investments were performing in accordance with their respective terms.
No financing receivables were 90 days past due at March 31, 2020 and December 31, 2019 with the exception of a $28.5 million financing receivable which was put on nonaccrual in August 2018 as a result of interest default.
As of March 31, 2020, management estimated the weighted average risk rating for our debt and preferred equity investments to be 1.4.
We have determined that we have one portfolio segment of financing receivables at March 31, 2020 and December 31, 2019 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $120.7 million and $131.1 million at March 31, 2020 and December 31, 2019, respectively, for which the Company recorded adjustments upon adoption of ASC 326 of $11.4 million and provisions for loan losses for the three months ended March 31, 2020 of $2.8 million.
Debt Investments
As of March 31, 2020 and December 31, 2019, we held the following debt investments with an aggregate weighted average current yield of 7.87% at March 31, 2020 (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

Loan Type	March 31, 2020 Future Funding Obligations	March 31, 2020 Senior Financing	March 31, 2020 Amortized Cost (1)	December 31, 2019 Amortized Cost (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Mezzanine Loan	$—	$63,908	$55,798	$55,573	October 2020
Mezzanine Loan	10,000	—	99,110	—	January 2021
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,957	24,952	April 2022
Mezzanine Loan	—	280,000	39,296	38,734	August 2022
Mezzanine Loan	—	330,204	220,420	215,737	June 2023
Mezzanine Loan	—	83,369	12,716	12,714	November 2023
Mezzanine Loan	—	180,000	30,000	30,000	December 2023
Mezzanine Loan(3a)(4)	—	115,000	12,952	12,950	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Total fixed rate	$10,000	$3,107,231	$603,999	$499,410
Floating Rate Investments:
Mortgage/Mezzanine Loan(4)	—	—	70,000	69,839	March 2020
Mortgage/Mezzanine Loan(4)	1,618	29,053	71,964	82,696	April 2020
Junior Mortgage(4)	—	40,000	20,000	20,000	April 2020
Mortgage/Mezzanine Loan	—	—	19,983	19,971	August 2020
Mortgage Loan	32,972	—	118,378	106,473	September 2020
Mezzanine Loan	17,376	436,763	53,329	51,387	December 2021
Mortgage/Mezzanine Loan(3b)	9,429	—	96,880	96,570	April 2021
Mezzanine Loan	—	275,000	49,845	49,809	April 2021
Junior Mortgage Participation/Mezzanine Loan	—	60,000	15,706	15,698	July 2021
Mezzanine Loan	11,459	156,759	42,985	41,395	July 2021
Mezzanine Loan	8,427	49,616	20,595	15,743	July 2021
Mezzanine Loan(3c)	—	1,115,000	123,419	222,775	March 2022
Mortgage/Mezzanine Loan(5)	7,795	—	59,597	35,386	May 2022
Mezzanine Loan	44,000	—	13,941	13,918	December 2022
Mortgage Loan	41,700	338,138	57,349	—	February 2023
Total floating rate	$174,776	$2,500,329	$833,971	$841,660
Allowance for loan loss	$—	$—	$(22,326)	$—
Total	$184,776	$5,607,560	$1,415,644	$1,341,070

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $12.0 million, (b) $96.4 million and (c) $0.4 million.

(4)	This loan is in default as of the date of this filing. The Company is in discussions with the borrower.

(5)	The original loan was repaid in February 2020 and a new loan was originated to the new owners of the underlying asset.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

Preferred Equity Investments
As of March 31, 2020 and December 31, 2019, we held the following preferred equity investments with an aggregate weighted average current yield of 9.87% at March 31, 2020 (dollars in thousands):

Type	March 31, 2020 Future Funding Obligations	March 31, 2020 Senior Financing	March 31, 2020 Amortized Cost (1)	December 31, 2019 Amortized Cost (1)	Mandatory Redemption (2)
Preferred Equity	$—	$272,000	$133,050	$142,921	April 2021
Preferred Equity	—	1,712,750	150,273	98,065	June 2022
Preferred Equity	—	250,000	100,000	—	February 2027
Total Preferred Equity	$—	$2,234,750	$383,323	$240,986
Allowance for loan loss	$—	$—	$(15,631)	$(1,750)
Total	$—	$2,234,750	$367,692	$239,236

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2020, the book value of these investments was $2.8 billion, net of investments with negative book values totaling $80.0 million for which we have an implicit commitment to fund future capital needs.
As of March 31, 2020 and December 31, 2019, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $138.1 million and $145.9 million as of March 31, 2020 and December 31, 2019, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

The table below provides general information on each of our joint ventures as of March 31, 2020:

Property	Partner	Ownership Interest(1)	Economic Interest(1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Wharton Properties/Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor/Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway(2)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street(3)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue(4)	Wharton Properties	50.00%	50.00%	69,214
121 Greene Street	Wharton Properties	50.00%	50.00%	7,131
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000
Stonehenge Portfolio	Various	Various	Various	1,439,016
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
333 East 22nd Street	Private Investors	33.33%	33.33%	26,926
400 East 57th Street(5)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482
One Vanderbilt	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of March 31, 2020. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
The acquisition price represents only the purchase of the 1552 Broadway interest, which comprised approximately 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway. Beginning in April 2020, debt service and ground rent payments for this investment were not made primarily as a result of the failure of the primary tenant to pay rent. The Company, on behalf of the venture, is in discussions with the lessor and lender.

(3)	We hold a 32.28% interest in three retail units and one residential unit at the property and a 16.14% interest in three residential units at the property.

(4)	The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.

(5)
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

Disposition of Joint Venture Interests or Properties
We did not dispose of any investments in unconsolidated joint ventures during the three months ended March 31, 2020:
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2020 and December 31, 2019, respectively, are as follows (dollars in thousands):

Property	Economic Interest (1)	Initial Maturity Date	Final Maturity Date (2)	Interest Rate (3)	March 31, 2020	December 31, 2019
Fixed Rate Debt:
717 Fifth Avenue (mortgage)	10.92%	July 2022	July 2022	4.45%	$300,000	$300,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

Property	Economic Interest (1)	Initial Maturity Date	Final Maturity Date (2)	Interest Rate (3)		March 31, 2020	December 31, 2019
717 Fifth Avenue (mezzanine)	10.92%	July 2022	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022	October 2022		4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022	October 2022		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	April 2028		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	June 2023		5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	834,084	838,546
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026	November 2026		3.00%	97,202	97,735
Worldwide Plaza	24.35%	November 2027	November 2027		3.98%	1,200,000	1,200,000
Stonehenge Portfolio (4)	Various	Various	Various		3.50%	196,112	196,112
Total fixed rate debt						$5,346,726	$5,351,721
Floating Rate Debt:
280 Park Avenue	50.00%	September 2020	September 2024	L+	1.73%	$1,200,000	$1,200,000
1552 Broadway (5)	50.00%	October 2020	October 2022	L+	2.65%	195,000	195,000
121 Greene Street	50.00%	November 2020	November 2021	L+	1.50%	15,000	15,000
11 West 34th Street	30.00%	January 2021	January 2023	L+	1.45%	23,000	23,000
100 Park Avenue	49.90%	February 2021	February 2021	L+	1.75%	356,027	356,972
One Vanderbilt (6)	71.01%	September 2021	September 2023	L+	2.50%	838,936	732,928
2 Herald Square	51.00%	November 2021	November 2023	L+	1.55%	198,629	190,000
55 West 46th Street (7)	25.00%	August 2022	August 2024	L+	1.25%	192,524	192,524
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550
10 East 53rd Street	55.00%	February 2025	February 2025	L+	1.35%	220,000	170,000
605 West 42nd Street	20.00%	August 2027	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	June 2033	1 Year Treasury+	2.75%	708	712
Total floating rate debt						$3,855,374	$3,691,686
Total joint venture mortgages and other loans payable						$9,202,100	$9,043,407
Deferred financing costs, net						(85,928)	(91,538)
Total joint venture mortgages and other loans payable, net						$9,116,172	$8,951,869

(1)
Economic interest represents the Company's interests in the joint venture as of March 31, 2020. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)	Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.

(3)
Interest rates as of March 31, 2020, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.

(4)	Amount is comprised of three mortgages totaling $132.6 million that mature in April 2028 and two mortgages totaling $63.5 million that mature in July 2029.

(5)
Beginning in April 2020, debt service and ground rent payments for this investment were not made primarily as a result of the failure of the primary tenant to pay rent. The Company, on behalf of the venture, is in discussions with the lessor and lender.

(6)
This loan is a $1.75 billion construction facility with reductions in interest cost based on meeting conditions, the first of which has been satisfied, and has an initial five-year term with two one-year extension options. Advances under the loan are subject to costs incurred.

(7)	This loan has a committed amount of $198.0 million, of which $5.5 million was unfunded as of March 31, 2020.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.2 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2020. We earned $2.5 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2019. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets (1)
Commercial real estate property, net	$14,392,907	$14,349,628
Cash and restricted cash	329,205	336,189
Tenant and other receivables, related party receivables, and deferred rents receivable	346,837	371,065
Other assets	1,997,553	2,039,429
Total assets	$17,066,502	$17,096,311
Liabilities and equity (1)
Mortgages and other loans payable, net	$9,116,172	$8,951,869
Deferred revenue	1,459,796	1,501,616
Lease liabilities	902,161	897,380
Other liabilities	284,364	308,304
Equity	5,304,009	5,437,142
Total liabilities and equity	$17,066,502	$17,096,311
Company's investments in unconsolidated joint ventures	$2,848,363	$2,912,842

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained, non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018. In addition, at March 31, 2020, $122.6 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.

The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenues	$282,520	$307,519
Operating expenses	51,590	54,124
Real estate taxes	53,372	54,236
Operating lease rent	6,361	5,901
Interest expense, net of interest income	86,324	96,623
Amortization of deferred financing costs	4,814	5,216
Depreciation and amortization	98,584	104,331
Total expenses	301,045	320,431
Net loss before gain on sale (1)	$(18,525)	$(12,912)
Company's equity in net loss from unconsolidated joint ventures (1)	$(12,814)	$(5,234)

(1)
The combined statements of operations and the Company's equity in net loss for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

7. Deferred Costs
Deferred costs at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred leasing costs	$506,314	$466,136
Less: accumulated amortization	(274,040)	(260,853)
Deferred costs, net	$232,274	$205,283

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at March 31, 2020 and December 31, 2019, respectively, were as follows (dollars in thousands):

Property	Initial Maturity Date	Final Maturity Date (1)	Interest Rate (2)		March 31, 2020	December 31, 2019
Fixed Rate Debt:
100 Church Street	July 2022	July 2022		4.68%	$208,197	$209,296
420 Lexington Avenue	October 2024	October 2040		3.99%	297,885	299,165
400 East 58th Street (3)	November 2026	November 2026		3.00%	38,881	39,094
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
1080 Amsterdam (4)	February 2027	February 2027		3.59%	34,947	35,123
762 Madison Avenue (5)					—	771
315 West 33rd Street (6)					—	250,000
Total fixed rate debt					$1,129,910	$1,383,449
Floating Rate Debt:
FHLB Facility	June 2020	June 2020	L+	0.17%	$14,500	$14,500
2017 Master Repurchase Agreement	June 2020	June 2022	L+	2.09%	137,473	152,684
FHLB Facility	July 2020	July 2020	L+	0.17%	10,000	—
133 Greene Street	August 2020	August 2021	L+	2.00%	15,523	15,523
FHLB Facility	August 2020	August 2020	L+	0.26%	15,000	—
106 Spring Street	January 2021	January 2022	L+	2.50%	38,025	38,025
FHLB Facility	January 2021	January 2021	L+	0.18%	35,000	—
609 Fifth Avenue	March 2021	March 2024	L+	2.40%	55,416	53,773
185 Broadway (7)	November 2021	November 2023	L+	2.85%	130,791	120,110
712 Madison Avenue	December 2021	December 2022	L+	1.85%	28,000	28,000
410 Tenth Avenue (8)	May 2022	May 2024	L+	2.23%	350,578	330,819
719 Seventh Avenue	September 2023	September 2023	L+	1.20%	50,000	50,000
FHLB Facility (9)					—	10,000
FHLB Facility (9)					—	15,000
Total floating rate debt					$880,306	$828,434
Total mortgages and other loans payable					$2,010,216	$2,211,883
Deferred financing costs, net of amortization					(23,143)	(28,630)
Total mortgages and other loans payable, net					$1,987,073	$2,183,253

(1)	Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.

(2)
Interest rate as of March 31, 2020, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.

(3)	The loan carries a fixed interest rate of 300 basis points for the first five years and is prepayable without penalty at the end of the fifth year.

(4)
The loan is comprised of a $34.0 million mortgage loan and $0.9 million mezzanine loan with a fixed interest rate of 350 basis points and 700 basis points, respectively, for the first five years and is prepayable without penalty at the end of fifth year.

(5)	In January 2020, the Company closed on the acquisition of the remaining 10% interest in this property from our joint venture partner. As part of this transaction, the loan was repaid.

(6)	In March 2020, the loan was assumed by the buyer in connection with the sale of the property.

(7)
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

(9)	In 2020, the loan was repaid.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

At March 31, 2020 and December 31, 2019, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $3.0 billion and $3.3 billion, respectively.
Federal Home Loan Bank of New York ("FHLB") Facility
The Company's wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances that bear interest at a floating rate. As of March 31, 2020, we had a total of $74.5 million in outstanding secured advances with an average spread of 19 basis points over 30-day LIBOR.
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of March 31, 2020, there have been no margin calls on the 2017 MRA.
The 2017 MRA has a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate. In June 2018, we exercised a one year extension option and in June 2019, we exercised another one year extension option. In August 2019, we amended our agreement to include two additional one year extension options. At March 31, 2020, the facility had a carrying value of $137.3 million, net of deferred financing costs.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of March 31, 2020, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders or other financial institutions.
As of March 31, 2020, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At March 31, 2020, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2020, the facility fee was 20 basis points.
As of March 31, 2020, we had $11.8 million of outstanding letters of credit, $1.3 billion drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $0.2 billion under the 2017 credit facility. At March 31, 2020 and December 31, 2019, the revolving credit facility had a carrying value of $1.3 billion and $0.2 billion, respectively, net of deferred financing costs. At March 31, 2020 and December 31, 2019, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2020 and December 31, 2019, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2020 Unpaid Principal Balance	March 31, 2020 Accreted Balance	December 31, 2019 Accreted Balance	Interest Rate (1)		Initial Term (in Years)	Maturity Date
August 7, 2018 (2) (3)	$350,000	$350,000	$350,000	L+	0.98%	3	August 2021
October 5, 2017 (2)	500,000	499,722	499,695		3.25%	5	October 2022
November 15, 2012 (4)	300,000	302,881	303,142		4.50%	10	December 2022
December 17, 2015 (5)	100,000	100,000	100,000		4.27%	10	December 2025
March 16, 2020 (6)	—	—	250,000
	$1,250,000	$1,252,603	$1,502,837
Deferred financing costs, net		(5,357)	(5,990)
	$1,250,000	$1,247,246	$1,496,847

(1)
Interest rate as of March 31, 2020, taking into account interest rate hedges in effect during the period. Floating rate notes are presented with the stated spread over the 3-month LIBOR, unless otherwise specified.

(2)	Issued by the Operating Partnership with the Company as the guarantor.

(3)
The notes are subject to redemption at the Company's option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the notes, plus unpaid accrued interest thereon to the redemption date. In April 2020, the Company entered into $350.0 million of fixed rate interest swaps at a rate of 0.54375% through August 2021.

(4)
In October 2017, the Company and the Operating Partnership as co-obligors issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334% of par.

(5)	Issued by the Company and the Operating Partnership as co-obligors.

(6)	In March 2020, the notes were repaid.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2020 and December 31, 2019, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2020, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Mortgages and Other Loans Payable	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2020	$8,351	$55,023	$—	$—	$—	$—	$63,374	$114,897
2021	11,638	231,815	—	—	—	350,000	593,453	884,953
2022	9,430	741,252	—	—	—	800,000	1,550,682	268,952
2023	7,301	50,000	1,300,000	1,300,000	—	—	2,657,301	311,436
2024	6,032	272,749	—	200,000	—	—	478,781	617,022
Thereafter	3,258	613,367	—	—	100,000	100,000	816,625	1,934,823
	$46,010	$1,964,206	$1,300,000	$1,500,000	$100,000	$1,250,000	$6,160,216	$4,132,083

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense before capitalized interest	$56,813	$60,810
Interest on financing leases	1,663	804
Interest capitalized	(20,483)	(10,509)
Interest income	(499)	(580)
Interest expense, net	$37,494	$50,525

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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $3.9 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Due from joint ventures	$18,996	$9,352
Other	7,096	11,769
Related party receivables	$26,092	$21,121

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
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2020 and December 31, 2019, the noncontrolling interest unit holders owned 5.14%, or 4,144,555 units, and 5.03%, or 4,195,875 units, of the Operating Partnership, respectively. As of March 31, 2020, 4,144,555 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2020 and the twelve months ended December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Balance at beginning of period	$409,862	$387,805
Distributions	(1,284)	(14,729)
Issuance of common units	3,680	19,403
Redemption and conversion of common units	(18,150)	(27,962)
Net income	6,202	13,301
Accumulated other comprehensive loss allocation	(2,886)	(2,276)
Fair value adjustment	(38,529)	34,320
Balance at end of period	$358,895	$409,862

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of March 31, 2020:

Issuance	Number of Units Authorized	Number of Units Issued	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
3.50% Series A (4)	109,161	109,161	$35.0000	$1,000.00	$—	August 2015
7.00% Series F	60	60	$70.0000	$1,000.00	$29.12	January 2007
4.50% Series G (5)	1,902,000	1,902,000	$1.1250	$25.00	$88.50	January 2012
3.50% Series K	700,000	563,954	$0.8750	$25.00	$134.67	August 2014
4.00% Series L	500,000	378,634	$1.0000	$25.00	—	August 2014
3.75% Series M	1,600,000	1,600,000	$0.9375	$25.00	—	February 2015
4.00% Series P	200,000	200,000	$1.0000	$25.00	—	July 2015
3.50% Series Q	268,000	268,000	$0.8750	$25.00	$148.95	July 2015
3.50% Series R	400,000	400,000	$0.8750	$25.00	$154.89	August 2015
4.00% Series S	1,077,280	1,077,280	$1.0000	$25.00	—	August 2015
2.75% Series T	230,000	230,000	$0.6875	$25.00	$119.02	March 2016
4.50% Series U (6)	680,000	680,000	$1.1250	$25.00	—	March 2016
3.50% Series V	40,000	40,000	$0.8750	$25.00	—	May 2019
Series W (7)	1	1	(6)	(6)	—	January 2020

(1)	Dividends are cumulative, subject to certain provisions.

(2)	Units are redeemable at any time at par for cash at the option of the unitholder unless otherwise specified.

(3)
If applicable, units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) the amount shown in the table.

(4)
Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of March 31, 2020, no Subsidiary Series B Preferred Units have been issued.

(5)
Common units of limited partnership interest in the Operating Partnership issued in a conversion may be redeemed in exchange for our common stock on a 1-to-1 basis. The Series G Preferred Units also provide the holder with the right to require the Operating Partnership to repurchase the Series G Preferred Units for cash before January 31, 2022.

(6)	The annual dividend is subject to reduction upon the occurrence of certain circumstances. The minimum annual dividend is $0.75 per unit.

(7)
The Series W preferred unit was issued in January 2020 in exchange for the then-outstanding Series O preferred unit. The holder of the Series W preferred unit is entitled to quarterly dividends in an amount calculated as (i) 1,350 multiplied by (ii) the current distribution per common unit of limited partnership in SL Green Operating Partnership. The holder has the right to require the Operating Partnership to repurchase the Series W unit for cash, or convert the Series W unit for Class B units, in each case at a price that is determined based on the closing price of the Company's common stock at the time such right is exercised. The unit's liquidation preference is the fair market value of the unit plus accrued distributions at the time of a liquidation event.

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the three months ended March 31, 2020 and the twelve months ended December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Balance at beginning of period	$283,285	$300,427
Issuance of preferred units	—	1,000
Redemption of preferred units	(19,392)	(18,142)
Accrued dividends on preferred units	2,126	—
Balance at end of period	$266,019	$283,285

12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2020, 76,535,433 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
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
At March 31, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
First quarter 2020	2,637,099	$83.25	25,320,592

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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Shares of common stock issued	1,777	540
Dividend reinvestments/stock purchases under the DRSPP	$166	$47

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

SL Green's earnings per share for the three months ended March 31, 2020 and 2019 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2020	2019
Basic Earnings:
Income attributable to SL Green common stockholders	$114,801	$43,792
Less: distributed earnings allocated to participating securities	(113)	(124)
Less: undistributed earnings allocated to participating securities	(448)	—
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$114,240	$43,668
Add back: dilutive effect of earnings allocated to participating securities	113	124
Add back: undistributed earnings allocated to participating securities	448	—
Add back: effect of dilutive securities (redemption of units to common shares)	6,202	2,278
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$121,003	$46,070

	Three Months Ended March 31,
Denominator	2020	2019
Basic Shares:
Weighted average common stock outstanding	77,864	83,313
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,220	4,333
Stock-based compensation plans	483	164
Diluted weighted average common stock outstanding	82,567	87,810

The Company has excluded 1,204,736 and 1,211,943 common stock equivalents from the calculation of diluted shares outstanding for the three months ended March 31, 2020 and the three months ended March 31, 2019, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at March 31, 2020 owned 76,535,433 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

Limited Partner Units
As of March 31, 2020, limited partners other than SL Green owned 5.14%, or 4,144,555 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2020 and 2019, respectively, are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2020	2019
Basic Earnings:
Income attributable to SLGOP common unitholders	$121,003	$46,070
Less: distributed earnings allocated to participating securities	(113)	(124)
Less: undistributed earnings allocated to participating securities	(448)	—
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$120,442	$45,946
Add back: dilutive effect of earnings allocated to participating securities	113	124
Add back: undistributed earnings allocated to participating securities	448	—
Income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$121,003	$46,070

	Three Months Ended March 31,
Denominator	2020	2019
Basic units:
Weighted average common units outstanding	82,084	87,646
Effect of Dilutive Securities:
Stock-based compensation plans	483	164
Diluted weighted average common units outstanding	82,567	87,810

The Operating Partnership has excluded 1,204,736 and 1,211,943 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2020 and the three months ended March 31, 2019, respectively, as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2020, 3.1 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Stock Options and Class O LTIP Units
Options are granted with an exercise price at the fair market value of the Company's common stock on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant. We have also granted Class O LTIP Units, which are a class of LTIP Units in the Operating Partnership structured to provide economics similar to those of stock options. Class O LTIP Units, once vested, may be converted, at the election of the holder, into a number of common units of the Operating Partnership per Class O LTIP Unit determined by the increase in value of a share of the Company’s common stock at the time of conversion over a participation threshold, which equals the fair market value of a share of the Company’s common stock at the time of grant. Class O LTIP Units are entitled to distributions, subject to vesting, equal per unit to 10% of the per unit distributions paid with respect to the common units of the Operating Partnership. The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information.
There were no options granted during the three months ended March 31, 2020 or the year ended December 31, 2019.
A summary of the status of the Company's stock options as of March 31, 2020 and December 31, 2019, and changes during the three months ended March 31, 2020 and year ended December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,037,068	$102.36	1,137,017	$103.54
Granted	—	—	—	—
Exercised	—	—	—	—
Lapsed or canceled	(5,500)	109.90	(99,949)	115.81
Balance at end of period	1,031,568	$102.32	1,037,068	$102.36
Options exercisable at end of period	1,029,568	$102.32	914,929	$101.69

The remaining weighted average contractual life of the options outstanding was 2.4 years and the remaining average contractual life of the options exercisable was 2.4 years.
During the three months ended March 31, 2020, we recognized compensation expense for these options of $0.02 million. During the three months ended March 31, 2019, we recognized compensation expense for these options of $0.6 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

As of March 31, 2020, there was $0.02 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.6 years.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of March 31, 2020 and December 31, 2019 and charges during the three months ended March 31, 2020 and the year ended December 31, 2019, are as follows:

	March 31, 2020	December 31, 2019
Balance at beginning of period	3,566,466	3,452,016
Granted	8,320	126,350
Canceled	(13,267)	(11,900)
Balance at end of period	3,561,519	3,566,466
Vested during the period	131,602	113,259
Compensation expense recorded	$2,929,781	$12,892,249
Total fair value of restricted stock granted during the period	$687,839	$11,131,181

The fair value of restricted stock that vested during the three months ended March 31, 2020 and the year ended December 31, 2019 was $12.4 million and $12.1 million, respectively. As of March 31, 2020, there was $17.5 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $34.6 million and $58.3 million as of March 31, 2020 and December 31, 2019, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2020, there was $56.7 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 2.4 years.
During the three months ended March 31, 2020, we recorded compensation expense related to bonus, time-based and performance based awards of $7.3 million. During the three months ended March 31, 2019, we recorded compensation expense related to bonus, time-based and performance based awards of $8.0 million.
For the three months ended March 31, 2020, $0.6 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three months ended March 31, 2019, $0.5 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the three months ended March 31, 2020, 11,966 phantom stock units and 7,999 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.8 million during the three months ended March 31, 2020 related to the Deferred Compensation Plan. We recorded compensation expense of $1.9 million during the three months ended March 31, 2019 related to the Deferred Compensation Plan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

As of March 31, 2020, there were 131,989 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2020, 137,923 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component as of March 31, 2020 (in thousands):

	Net unrealized loss on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2019	$(22,780)	$(7,982)	$2,277	$(28,485)
Other comprehensive loss before reclassifications	(42,728)	(6,709)	(4,306)	(53,743)
Amounts reclassified from accumulated other comprehensive loss	687	673	—	1,360
Balance at March 31, 2020	$(64,821)	$(14,018)	$(2,029)	$(80,868)

(1)
Amount reclassified from accumulated other comprehensive loss is included in interest expense in the respective consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the deferred net (gains) losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized (loss) gain on derivative instrument, was $(0.4) million and $(0.7) million, respectively.

(2)	Amount reclassified from accumulated other comprehensive loss is included in equity in net loss from unconsolidated joint ventures in the respective consolidated statements of operations.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$25,353	$—	$25,353	$—
Interest rate cap and swap agreements (included in other assets)	$2	$—	$2	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$68,722	$—	$68,722	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29,887	$—	$29,887	$—
Interest rate cap and swap agreements (included in other assets)	$4,419	$—	$4,419	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$29,110	$—	$29,110	$—

We evaluate real estate investments and debt and preferred equity investments, including intangibles, for potential impairment primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,783,336	(2)	$1,580,306	(2)

Fixed rate debt	$3,032,513	$3,117,072	$3,536,286	$3,642,770
Variable rate debt	3,130,306	3,125,267	2,018,434	2,018,714
	$6,162,819	$6,242,339	$5,554,720	$5,661,484

(1)	Amounts exclude net deferred financing costs.

(2)
At March 31, 2020, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion. At December 31, 2019, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.7 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2020 and December 31, 2019. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at March 31, 2020 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$300,000	3.750%	May 2019	May 2020	Other Assets	$—
Interest Rate Swap	100,000	1.928%	December 2017	November 2020	Other Liabilities	(1,029)
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Liabilities	(1,033)
Interest Rate Cap	111,869	3.500%	December 2019	December 2020	Other Assets	—
Interest Rate Cap	85,000	4.000%	March 2019	March 2021	Other Assets	2
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Liabilities	(5,352)
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Liabilities	(2,774)
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(13,202)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(19,338)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(25,994)
						$(68,720)

No gains or losses on the changes in the fair values were included in interest expense in the consolidated statements of operations during the three months ended March 31, 2020 or 2019.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

2020, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $69.2 million. As of March 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $70.6 million at March 31, 2020.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $16.7 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $5.8 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2020	2019		2020	2019
Interest Rate Swaps/Caps	$(45,082)	$(11,963)	Interest expense	$(725)	$535
Share of unconsolidated joint ventures' derivative instruments	(7,089)	(5,369)	Equity in net loss from unconsolidated joint ventures	(711)	368
	$(52,171)	$(17,332)		$(1,436)	$903

18. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
The components of lease revenues were as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Fixed lease payments	$194,224	$211,430
Variable lease payments	27,168	27,479
Total lease payments	$221,392	$238,909
Amortization of acquired above and below-market leases	1,239	1,209
Total rental revenue	$222,631	$240,118

19. Commitments and Contingencies
Legal Proceedings
As of March 31, 2020, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
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
The table below summarizes our current ground lease arrangements as of March 31, 2020:

Property (1)	Year of Current Expiration	Year of Final Expiration (2)
1185 Avenue of the Americas	2043	2043
625 Madison Avenue	2022	2054
420 Lexington Avenue	2050	2080
711 Third Avenue (3)	2033	2083
461 Fifth Avenue (4)	2027	2084
1055 Washington Blvd, Stamford, Connecticut	2090	2090
1080 Amsterdam Avenue (5)	2111	2111
30 East 40th Street (5)	2114	2114
126 Nassau Street (4)	2119	2119
Other	Various	Various

(1)	All leases are classified as operating leases unless otherwise specified.

(2)	Reflects exercise of all available renewal options.

(3)	The Company owns 50% of the fee interest.

(4)	The Company has an option to purchase the ground lease for a fixed price on a specific date. The lease is classified as a financing lease.

(5)	A portion of the lease is classified as a financing lease.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of March 31, 2020 (in thousands):

	Financing leases	Operating leases (1)
Remaining 2020	$5,812	$22,077
2021	34,885	29,452
2022	5,881	27,148
2023	5,927	24,844
2024	5,999	24,863
2025	6,266	24,962
Thereafter	1,018,013	618,326
Total minimum lease payments	$1,082,783	$771,672
Amount representing interest	(920,484)
Amount discounted using incremental borrowing rate		(407,682)
Lease liabilities	$162,299	$363,990

(1)	As of March 31, 2020, the total minimum sublease rentals to be received in the future under non-cancelable subleases is $1.6 billion.
During the three months ended March 31, 2020, we recognized $2.0 million of financing lease costs, of which $1.7 million represented interest and $0.3 million represented amortization of the right-of-use assets. During the three months ended March 31, 2019, we recognized $1.1 million of financing lease costs, of which $0.8 million represented interest and $0.3 million represented amortization of the right-of-use assets. These amounts are included in interest expense, net of interest income and depreciation and amortization in our consolidated statements of operations, respectively.
During the three months ended March 31, 2020 and 2019, we recognized $7.4 million and $8.3 million of operating lease costs, respectively, which is calculated on a straight-line basis over the remaining lease terms. This amount is included in operating lease rent in our consolidated statements of operations.
As of March 31, 2020, the weighted-average discount rate used to calculate the lease liabilities was 8.01%. As of March 31, 2020, the weighted-average remaining lease term was 70 years.
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
Selected consolidated results of operations for the three months ended March 31, 2020 and 2019, and selected asset information as of March 31, 2020 and December 31, 2019, regarding our operating segments are as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2020
(unaudited)

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2020	$275,770	$38,533	$314,303
March 31, 2019	254,224	50,031	304,255
Net income
Three months ended:
March 31, 2020	$111,233	$15,881	$127,114
March 31, 2019	21,572	31,197	52,769
Total assets
As of:
March 31, 2020	$11,345,239	$1,875,368	$13,220,607
December 31, 2019	11,063,155	1,703,165	12,766,320

Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA and the FHLB Facility. Interest is imputed on the investments that do not collateralize the 2017 MRA and the FHLB Facility using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three months ended March 31, 2020 and 2019, marketing, general and administrative expenses totaled $19.6 million and $26.0 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.
As of March 31, 2020, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated		Unconsolidated		Total
Location	Property Type	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	18	10,647,191	10	11,216,183	28	21,863,374	93.7%
	Retail	4	44,189	8	289,050	12	333,239	98.0%
	Development/Redevelopment	11	3,028,211	1	1,657,198	12	4,685,409	N/A
	Fee Interest	—	—	1	—	1	—	—%
		33	13,719,591	20	13,162,431	53	26,882,022	93.8%
Suburban	Office	8	1,044,800	—	—	8	1,044,800	85.5%
	Retail	1	52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	—	—	—	—	—	—	—%
		9	1,096,800	—	—	9	1,096,800	86.2%
Total commercial properties		42	14,816,391	20	13,162,431	62	27,978,822	93.4%
Residential:
Manhattan	Residential	2	222,250	8	1,663,774	10	1,886,024	96.7%
Total residential properties		2	222,250	8	1,663,774	10	1,886,024	96.7%
Total portfolio		44	15,038,641	28	14,826,205	72	29,864,846	93.6%

(1)
The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.

As of March 31, 2020, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.9 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.
Critical Accounting Policies
Refer to the 2019 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, reserve for possible credit losses and derivative instruments. During the three months ended March 31, 2020, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses, described in Note 2 - Significant Accounting Policies and Note 5 - Debt and Preferred Equity Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. Over the past several months the pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and possibly longer. This could also cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence that may occur after the initial outbreak subsides and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in our latest Annual Report on Form 10-K and other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019
The following comparison for the three months ended March 31, 2020, or 2020, to the three months ended March 31, 2019, or 2019, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2019 and still owned by us in the same manner at March 31, 2020 (Same-Store Properties totaled 31 of our 44 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2020 and 2019 and all non-Same-Store Properties, including properties that are under development or redevelopment,

iii.	"Disposed Properties," which represents all properties or interests in properties sold in 2020 and 2019, and

iv.
“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	$ Change	% Change
Rental revenue	$194.1	$189.8	$4.3	2.3%	$8.3	$18.5	$20.2	$31.8	$222.6	$240.1	$(17.5)	(7.3)%
Investment income	—	—	—	—%	—	—	38.5	50.0	38.5	50.0	(11.5)	(23.0)%
Other income	0.4	0.6	(0.2)	(33.3)%	—	4.2	52.8	9.3	53.2	14.1	39.1	277.3%
Total revenues	194.5	190.4	4.1	2.2%	8.3	22.7	111.5	91.1	314.3	304.2	10.1	3.3%

Property operating expenses	91.4	89.5	1.9	2.1%	4.5	9.0	11.9	14.2	107.8	112.7	(4.9)	(4.3)%
Transaction related costs	—	—	—	—%	—	—	0.1	0.1	0.1	0.1	—	—%
Marketing, general and administrative	—	—	—	—%	—	—	19.6	26.0	19.6	26.0	(6.4)	(24.6)%
	91.4	89.5	1.9	2.1%	4.5	9.0	31.6	40.3	127.5	138.8	(11.3)	(8.1)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(40.0)	(53.3)	13.3	(25.0)%
Depreciation and amortization									(68.3)	(68.3)	—	—%
Equity in net loss from unconsolidated joint ventures									(12.8)	(5.2)	(7.6)	146.2%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									—	17.2	(17.2)	(100.0)%
Purchase price and other fair value adjustments									—	(2.0)	2.0	(100.0)%
Gain (loss) on sale of real estate, net									72.6	(1.0)	73.6	(7,360)%
Loan loss and other investment reserves, net of recoveries									(11.2)	—	(11.2)	100.0%
Net income									$127.1	$52.8	$74.3	140.7%

Rental Revenue
Rental revenues decreased primarily due to Credit Suisse vacating its space at One Madison Avenue in January 2020 pursuant to an agreement to terminate its lease ($10.6 million) and lower revenue from our Disposed Properties ($10.2 million). This was partially offset by increased revenue at our Same-Store properties ($4.3 million).
The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2020 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,306,757
Properties in redevelopment	(10,695)
Space which became available during the period (3)
• Office	272,044
• Retail	51,211
• Storage	1,422
	324,677
Total space available	1,620,739
Leased space commenced during the period:
• Office(4)	154,666	163,700	$69.23	$73.68	$60.97	6.1	11.5
• Retail	81,378	77,498	$148.29	$79.61	$86.46	10.2	14.9
• Storage	422	422	$58.58	$56.87	$—	—	1.0
Total leased space commenced	236,466	241,620	$94.57	$75.38	$69.04	7.4	12.5

Total available space at end of period	1,384,273

Early renewals
• Office	2,462	2,761	$65.46	$65.98	$20.72	0.5	3.2
• Retail	2,812	2,740	$121.84	$125.53	$—	—	1.0
• Storage	2,280	2,434	$35.00	$46.71	$—	4.0	12.6
Total early renewals	7,554	7,935	$75.59	$80.63	$7.21	1.4	5.3

Total commenced leases, including replaced previous vacancy
• Office		166,461	$69.16	$73.52	$60.30	6.0	11.3
• Retail		80,238	$147.39	$81.76	$83.50	9.9	14.4
• Storage		2,856	$38.48	$48.21	$—	3.4	10.9
Total commenced leases		249,555	$93.96	$75.60	$67.07	7.2	12.3

(1)	Annual initial base rent.

(2)	Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $68.39 per rentable square feet for 133,762 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $68.33 per rentable square feet for 136,523 rentable square feet.

Investment Income
For the three months ended March 31, 2020, investment income decreased primarily as a result of a decrease in the weighted average balance and weighted average yield of our debt and preferred equity investments. For the three months ended March 31, 2020, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.8 billion and 8.3%, respectively, compared to $2.2 billion and 8.8%, respectively, for the same period in 2019.
Other Income
Other income increased primarily due to the receipt of a lease termination payment from Credit Suisse at One Madison Avenue in the first quarter of 2020 ($51.1 million), compared to a lease settlement payment at 180 Maiden Lane in the first quarter of 2019 ($4.1 million) and lower asset management fee revenue in the first quarter of 2020 ($2.4 million).
Property Operating Expenses
Property operating expenses decreased primarily due to decreased operating expenses and real estate taxes at our Disposed properties ($3.2 million and $1.4 million, respectively), partially offset by increased real estate taxes at our Same-Store properties ($2.4 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $19.6 million for the three months ended March 31, 2020, compared to $26.0 million for the same period in 2019 due primarily to reduced stock based compensation expense for the Company's executives.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of the interest capitalization in connection with properties that are under development ($4.8 million) and lower interest expense from the 2017 master repurchase agreement ($2.3 million), 2017 revolving credit facility ($2.0 million), senior unsecured notes ($1.6 million), and term loans ($1.3 million) resulting from a decrease in average LIBOR rates during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The weighted average consolidated debt balance outstanding was $6.1 billion for the three months ended March 31, 2020, compared to $5.9 billion for the three months ended March 31, 2019. The consolidated weighted average interest rate was 3.62% for the three months ended March 31, 2020, as compared to 4.04% for the three months ended March 31, 2019.
Depreciation and Amortization
Depreciation and amortization was unchanged due to increased depreciation and amortization at our Same Store properties ($8.4 million), offset by decreased depreciation and amortization at our Acquired properties ($5.1 million) and Disposed properties ($3.7 million).
Equity in Net Loss in Unconsolidated Joint Ventures
Equity in net loss from unconsolidated joint ventures increased primarily as a result of depreciation expense at our unconsolidated joint venture properties ($7.8 million).
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the three months ended March 31, 2020, we did not sell any joint venture interests or properties. During the three months ended March 31, 2019, we recognized a gain on sale related to our interests in 131-137 Spring Street ($17.7 million).
Purchase price and other fair value adjustments
During the three months ended March 31, 2020, we did not recognize any purchase price and other fair value adjustments. During the three months ended March 31, 2019, we recorded a purchase price and other fair value adjustment related to our investment in 2 Herald Square ($2.0 million).
Gain (loss) on sale of real estate, net
During the three months ended March 31, 2020, we recognized a gain on sale related to our interest in 315 West 33rd Street ("The Olivia") ($72.3 million).
Loan loss and other investment reserves, net of recoveries
During the three months ended March 31, 2020, we recorded $11.2 million of loan loss and other investment reserves in conjunction with recording Debt and Preferred Equity Investments and other financing receivables at the net amount expected to be collected.

Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, share repurchases, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness and for debt and preferred equity investments will include:

(1)	Cash flow from operations;

(2)	Cash on hand;

(3)	Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments;

(4)	Borrowings under the revolving credit facility;

(5)	Other forms of secured or unsecured financing; and

(6)
Proceeds from common or preferred equity or debt offerings by the Company or the Operating Partnership (including issuances of units of limited partnership interest in the Operating Partnership and Trust preferred securities).

Cash flow from operations is primarily dependent upon the collectability of rent, the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our debt and preferred equity investment program will continue to serve as a source of operating cash flow.
As of the date of this filing, we have collected approximately 87.8% of rent due for the month of April 2020 from all tenants, including 93.4% from office tenants and 63.4% from retail tenants.
The combined aggregate principal maturities of our property mortgages and other loans payable, Master Repurchase Agreement ("MRA") and Federal Home Loan Bank of New York ("FHLB") facilities, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2020 were as follows (in thousands):

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Property mortgages and other loans	$23,874	$208,453	$613,209	$57,301	$278,781	$616,625	$1,798,243
MRA and FHLB facilities	39,500	35,000	137,473	—	—	—	211,973
Corporate obligations	—	350,000	800,000	2,600,000	200,000	200,000	4,150,000
Joint venture debt-our share	114,897	884,953	268,952	311,436	617,022	1,934,823	4,132,083
Total	$178,271	$1,478,406	$1,819,634	$2,968,737	$1,095,803	$2,751,448	$10,292,299
As of March 31, 2020, we had liquidity of $0.8 billion, comprised of $0.2 billion of availability under our revolving credit facility and $579.5 million of consolidated cash on hand, inclusive of $25.4 million of marketable securities and excluding $112.7 million representing our share of cash at unconsolidated joint venture properties. We expect to generate positive cash flow from operations for the foreseeable future. We may also seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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

Cash, restricted cash, and cash equivalents were $621.0 million and $295.7 million at March 31, 2020 and 2019, respectively, representing an increase of $325.3 million. The increase was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$42,026	$62,313	$(20,287)
Net cash used in investing activities	$(129,418)	$(291,843)	$162,425
Net cash provided by financing activities	$466,984	$246,128	$220,856
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(86,846)
Capital expenditures and capitalized interest	(62,202)
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	4,910
Joint venture investments	64,445
Distributions from joint ventures	29,852
Proceeds from sales of real estate/partial interest in property	76,667
Debt and preferred equity and other investments	135,599
Increase in net cash provided by investing activities	$162,425
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $39.5 million for the three months ended March 31, 2019 to $101.7 million for the three months ended March 31, 2020.
We generally fund our investment activity through the sale of real estate, property-level financing, our credit facilities, our MRA facility, our FHLB facility, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.
During the three months ended March 31, 2020, when compared to the three months ended March 31, 2019, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$596,231
Repayments of our debt obligations	(186,650)
Net distribution to noncontrolling interests	5,728
Other financing activities	(1,190)
Proceeds from stock options exercised and DRSPP issuance	119
Repurchase of common stock	(185,333)
Redemption of preferred stock	(4,250)
Acquisition of subsidiary interest from noncontrolling interest	(1,536)
Dividends and distributions paid	(2,263)
Increase in net cash provided by financing activities	$220,856
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2020, 76,535,433 shares of common stock and no shares of excess stock were issued and outstanding.

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
At March 31, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
First quarter 2020	2,637,099	$83.25	25,320,592
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Shares of common stock issued	1,777	540
Dividend reinvestments/stock purchases under the DRSPP	$166	$47
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of March 31, 2020, 3.1 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the three months ended March 31, 2020, 11,966 phantom stock units and 7,999 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.8 million during the three months ended March 31, 2020 related to the Deferred Compensation Plan. We recorded compensation expense of $1.9 million during the three months ended March 31, 2019 related to the Deferred Compensation Plan.
As of March 31, 2020, there were 131,989 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2020 and December 31, 2019, (amounts in thousands).

Debt Summary:	March 31, 2020	December 31, 2019
Balance
Fixed rate	$2,032,513	$2,536,286
Variable rate—hedged	1,000,000	1,000,000
Total fixed rate	3,032,513	3,536,286
Total variable rate	3,130,306	2,018,434
Total debt	$6,162,819	$5,554,720

Debt, preferred equity, and other investments subject to variable rate	823,603	618,885
Net exposure to variable rate debt	2,306,703	1,399,549

Percent of Total Debt:
Fixed rate	49.2%	63.7%
Variable rate (1)	50.8%	36.3%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.01%	4.05%
Variable rate	3.09%	3.93%
Effective interest rate	3.62%	3.85%

(1)
Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rate, the percent of total debt of our net exposure to variable rate debt was 43.2% and 28.4% as of March 31, 2020 and December 31, 2019, respectively.

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.98% and 1.76% at March 31, 2020 and December 31, 2019, respectively). Our consolidated debt at March 31, 2020 had a weighted average term to maturity of 3.21 years.
Certain of our debt and equity investments and other investments, with carrying values of $0.8 billion at March 31, 2020 and $0.6 billion at December 31, 2019, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 43.2% and 28.4% , respectively.
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of March 31, 2020, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2020, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At March 31, 2020, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2020, the facility fee was 20 basis points.

As of March 31, 2020, we had $11.8 million of outstanding letters of credit, $1.3 billion drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $0.2 billion under the 2017 credit facility. At March 31, 2020 and December 31, 2019, the revolving credit facility had a carrying value of $1.3 billion and $0.2 billion, respectively, net of deferred financing costs. At March 31, 2020 and December 31, 2019, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2020 and December 31, 2019, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of March 31, 2020, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $21.9 million and would increase our share of joint venture annual interest cost by $18.0 million. At March 31, 2020, 46.2% of our $1.8 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $3.0 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of March 31, 2020 bore interest based on a spread of LIBOR plus 17 basis points to LIBOR plus 340 basis points.
Contractual Obligations
Refer to our 2019 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2020.
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
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2020, we expect to incur $80.5 million of recurring capital expenditures on existing consolidated properties and $138.8 million of development or redevelopment expenditures on existing consolidated properties, of which $114.6 million will be funded by construction financing facilities. We expect our share of capital expenditures at our joint venture properties will be $361.0 million, of which $307.8 million will be funded by construction financing facilities. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, or additional borrowings.

Dividends/Distributions
We expect to pay cash dividends to our stockholders based on the distributions we receive from our Operating Partnership, which are generated by the collection of property revenues, net of operating expenses, and interest on our debt and preferred equity portfolio.
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

FFO for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income attributable to SL Green common stockholders	$114,801	$43,792
Add:
Depreciation and amortization	68,279	68,343
Joint venture depreciation and noncontrolling interest adjustments	56,318	47,625
Net income attributable to noncontrolling interests	5,909	2,515
Less:
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	17,166
Gain (loss) on sale of real estate, net	72,636	(1,049)
Purchase price and other fair value adjustments	—	(2,041)
Depreciation on non-rental real estate assets	650	707
Funds from Operations attributable to SL Green common stockholders	$172,021	$147,492
Cash flows used in operating activities	$(175,889)	$(183,899)
Cash flows provided by (used in) investing activities	$336,986	$(559,907)
Cash flows provided by financing activities	$256,461	$630,450
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York City real estate market in particular;

•	the effect of the on-going COVID-19 pandemic and the impact it will have on our business and the industry as a whole

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions, development and redevelopment, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants or borrowers;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to comply with financial covenants in our debt instruments;

•	our ability to maintain our status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the threat of terrorist attacks;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2019 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2019.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2020, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of March 31, 2020 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, other than the addition of the following risk factor:
The COVID-19 pandemic and health and safety measures intended to reduce its spread could adversely affect our business, results of operations, and financial condition.
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. Over the past several months the pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and possibly longer. This could also cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence that may occur after the initial outbreak subsides and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in our latest Annual Report on Form 10-K and other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
The scale and magnitude of adverse impacts could depend on, among other factors:

•	the financial condition of our tenants and their ability or willingness to pay rent in full on a timely basis;

•	the impact on rents and demand for office and retail space;

•	the impact of new regulations or norms on physical space needs and expectations;

•	the financial condition of the borrowers and sponsors of our debt and preferred equity investments and their ability or willingness to make interest and principal payments;

•	the effectiveness of governmental measures aimed at slowing and containing the spread;

•	the effect of changes in laws and regulation;

•	the extent and terms associated with governmental relief programs;

•	the ability of debt and equity markets to function and provide liquidity;

•	the ability to avoid delays or cost increases associated with building materials or construction services necessary for development, redevelopment and tenant improvements; and

•	our tenants’ ability to ensure business continuity in the event a continuity of operations plan is not effective or improperly implemented.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2020 the Operating Partnership issued 2,742 units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock pursuant to the Operating Partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
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
At March 31, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
First quarter 2020	2,637,099	$83.25	25,320,592
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

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: May 11, 2020	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	May 11, 2020
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	May 11, 2020
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	May 11, 2020
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	May 11, 2020
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	May 11, 2020
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	May 11, 2020
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	May 11, 2020
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	May 11, 2020
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	May 11, 2020
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	May 11, 2020
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: May 11, 2020		Matthew J. DiLiberto Chief Financial Officer