Form 10-Q
period 2020-06-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2020-08-10
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
As of August 7, 2020, 73,250,611 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of August 7, 2020, 1,025,366 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of June 30, 2020 the Company owns 94.80% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of June 30, 2020, noncontrolling investors held, in aggregate, a 5.20% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,625,483	$1,751,544
Building and improvements	5,363,464	5,154,990
Building leasehold and improvements	1,443,855	1,433,793
Right of use asset - financing leases	176,152	47,445
Right of use asset - operating leases	381,255	396,795
	8,990,209	8,784,567
Less: accumulated depreciation	(2,186,157)	(2,060,560)
	6,804,052	6,724,007
Assets held for sale	49,687	391,664
Cash and cash equivalents	1,015,348	166,070
Restricted cash	85,935	75,360
Investments in marketable securities	27,345	29,887
Tenant and other receivables, net of allowance of $19,926 and $12,369 in 2020 and 2019, respectively	90,305	43,968
Related party receivables	16,984	21,121
Deferred rents receivable, net of allowance of $17,500 and $12,477 in 2020 and 2019, respectively	302,729	283,011
Debt and preferred equity investments, net of discounts and deferred origination fees of $13,915 and $14,562 and allowances of $15,109 and $1,750 in 2020 and 2019, respectively	1,221,936	1,580,306
Investments in unconsolidated joint ventures	2,952,681	2,912,842
Deferred costs, net	217,812	205,283
Other assets	286,750	332,801
Total assets (1)	$13,071,564	$12,766,320
Liabilities
Mortgages and other loans payable, net	$2,316,404	$2,183,253
Revolving credit facility, net	944,319	234,013
Unsecured term loans, net	1,494,293	1,494,024
Unsecured notes, net	1,247,489	1,496,847
Accrued interest payable	14,903	22,148
Other liabilities	240,702	177,080
Accounts payable and accrued expenses	165,565	166,905
Deferred revenue	99,655	114,052
Lease liability - financing leases	174,732	44,448
Lease liability - operating leases	361,221	381,671
Dividend and distributions payable	25,611	79,282
Security deposits	58,486	62,252
Liabilities related to assets held for sale	38,272	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,281,652	6,555,975

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Commitments and contingencies
Noncontrolling interests in Operating Partnership	358,702	409,862
Preferred units	225,448	283,285

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2020 and December 31, 2019	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 74,730 and 80,257 issued and outstanding at June 30, 2020 and December 31, 2019, respectively (including 1,055 and 1,055 shares held in treasury at June 30, 2020 and December 31, 2019, respectively)	748	803
Additional paid-in-capital	4,021,891	4,286,395
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive loss	(82,371)	(28,485)
Retained earnings	1,081,821	1,084,719
Total SL Green stockholders' equity	5,119,972	5,441,315
Noncontrolling interests in other partnerships	85,790	75,883
Total equity	5,205,762	5,517,198
Total liabilities and equity	$13,071,564	$12,766,320

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $355.0 million and $205.2 million of land, $1.2 billion and $481.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $61.7 million of right of use assets, $263.1 million and $17.6 million of accumulated depreciation, $371.5 million and $169.5 million of other assets included in other line items, $444.5 million and $457.1 million of real estate debt, net, $1.0 million and $1.2 million of accrued interest payable, $58.2 million and $57.7 million of lease liabilities, and $84.9 million and $43.7 million of other liabilities included in other line items as of June 30, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue, net	$195,886	$244,959	$418,517	$485,077
Investment income	39,943	51,618	78,476	101,649
Other income	17,870	16,447	71,009	30,553
Total revenues	253,699	313,024	568,002	617,279
Expenses
Operating expenses, including related party expenses of $2,739 and $6,488 in 2020 and $5,323 and $8,116 in 2019	40,897	58,317	94,763	116,015
Real estate taxes	41,661	46,694	88,283	93,382
Operating lease rent	7,831	8,298	15,198	16,596
Interest expense, net of interest income	30,070	47,160	67,564	97,685
Amortization of deferred financing costs	2,661	2,712	5,161	5,454
Depreciation and amortization	95,941	69,461	164,220	137,804
Loan loss and other investment reserves, net of recoveries	6,813	—	18,061	—
Transaction related costs	373	261	438	316
Marketing, general and administrative	23,510	25,480	43,080	51,459
Total expenses	249,757	258,383	496,768	518,711

Equity in net loss from unconsolidated joint ventures	(2,199)	(7,546)	(15,013)	(12,780)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	59,015	—	76,181
Purchase price and other fair value adjustments	—	67,631	—	65,590
Gain (loss) on sale of real estate, net	64,884	—	137,520	(1,049)
Net income	66,627	173,741	193,741	226,510
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(3,070)	(8,310)	(9,272)	(10,587)
Noncontrolling interests in other partnerships	(1,023)	2,138	(730)	1,900
Preferred units distributions	(2,353)	(2,729)	(5,019)	(5,453)
Net income attributable to SL Green	60,181	164,840	178,720	212,370
Perpetual preferred stock dividends	(3,737)	(3,737)	(7,475)	(7,475)
Net income attributable to SL Green common stockholders	$56,444	$161,103	$171,245	$204,895

Basic earnings per share	$0.74	$1.94	$2.22	$2.46
Diluted earnings per share	$0.74	$1.94	$2.22	$2.46

Basic weighted average common shares outstanding	75,690	82,971	76,782	83,141
Diluted weighted average common shares and common share equivalents outstanding	80,219	87,398	81,392	87,606
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$66,627	$173,741	$193,741	$226,510
Other comprehensive loss:
Decrease in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(3,590)	(26,220)	(54,325)	(47,105)
Increase (decrease) in unrealized value of marketable securities	1,992	572	(2,542)	1,341
Other comprehensive loss	(1,598)	(25,648)	(56,867)	(45,764)
Comprehensive income	65,029	148,093	136,874	180,746
Net income attributable to noncontrolling interests and preferred units distributions	(6,446)	(8,901)	(15,021)	(14,140)
Other comprehensive loss attributable to noncontrolling interests	95	1,258	2,981	2,261
Comprehensive income attributable to SL Green	$58,678	$140,450	$124,834	$168,867

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	79,202	$803	$4,286,395	$(124,049)	$(28,485)	$1,084,719	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326							(39,184)		(39,184)
Balance at January 1, 2020	$221,932	79,202	$803	$4,286,395	$(124,049)	$(28,485)	$1,045,535	$75,883	$5,478,014
Net income (loss)							118,539	(293)	118,246
Acquisition of subsidiary interest from noncontrolling interest				(3,123)				1,587	(1,536)
Other comprehensive loss						(52,383)			(52,383)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		2		166					166
Conversion of units in the Operating Partnership for common stock		1		84					84
Reallocation of noncontrolling interest in the Operating Partnership							38,529		38,529
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)	(1)	5,503					5,502
Repurchases of common stock		(2,637)	(26)	(142,719)			(76,831)		(219,576)
Contributions to consolidated joint venture interests								3,814	3,814
Cash distributions to noncontrolling interests								(492)	(492)
Cash distributions declared ($0.295 per common share, none of which represented a return of capital for federal income tax purposes)							(22,665)		(22,665)
Balance at March 31, 2020	$221,932	76,535	$776	$4,146,306	$(124,049)	$(80,868)	$1,099,369	$80,499	$5,343,965
Net income							60,181	1,023	61,204
Acquisition of subsidiary interest from noncontrolling interest									—
Other comprehensive loss						(1,503)			(1,503)
Preferred dividends							(3,737)		(3,737)
DRSPP proceeds		4		198					198
Conversion of units in the Operating Partnership for common stock		100	1	8,659					8,660
Reallocation of noncontrolling interest in the Operating Partnership							(7,385)		(7,385)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings			1	7,990					7,991
Repurchases of common stock		(2,964)	(30)	(141,262)					(141,292)
Contributions to consolidated joint venture interests								4,372	4,372
Cash distributions to noncontrolling interests								(104)	(104)
Cash distributions declared ($0.885 per common share, none of which represented a return of capital for federal income tax purposes)							(66,607)		(66,607)
Balance at June 30, 2020	$221,932	73,675	$748	$4,021,891	$(124,049)	$(82,371)	$1,081,821	$85,790	$5,205,762

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	83,684	$847	$4,508,685	$(124,049)	$15,108	$1,278,998	$46,334	$5,947,855
Net income							47,530	237	47,767
Other comprehensive income						(19,113)			(19,113)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		1		47					47
Conversion of units in the Operating Partnership for common stock		5		446					446
Reallocation of noncontrolling interest in the Operating Partnership							(28,932)		(28,932)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(20)		4,835					4,835
Repurchases of common stock		(398)	(4)	(21,432)			(12,807)		(34,243)
Contributions to consolidated joint venture interests								161	161
Cash distributions to noncontrolling interests								(208)	(208)
Cash distributions declared ($0.85 per common share, none of which represented a return of capital for federal income tax purposes)							(70,554)		(70,554)
Balance at March 31, 2019	$221,932	83,272	$843	$4,492,581	$(124,049)	$(4,005)	$1,210,497	$46,524	$5,844,323
Net income							164,840	(2,138)	162,702
Acquisition of subsidiary interest from noncontrolling interest				(515)				(25,276)	(25,791)
Other comprehensive income						(24,390)			(24,390)
Preferred dividends							(3,737)		(3,737)
DRSPP proceeds		2		216					216
Reallocation of noncontrolling interest in the Operating Partnership							14,904		14,904
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		3		5,698					5,698
Repurchases of common stock		(867)	(8)	(46,771)			(28,291)		(75,070)
Contributions to consolidated joint venture interests								50,532	50,532
Cash distributions to noncontrolling interests								(63)	(63)
Cash distributions declared ($0.85 per common share, none of which represented a return of capital for federal income tax purposes)							(69,823)		(69,823)
Balance at June 30, 2019	$221,932	82,410	$835	$4,451,209	$(124,049)	$(28,395)	$1,288,390	$69,579	$5,879,501

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$193,741	$226,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,381	143,258
Equity in net loss from unconsolidated joint ventures	15,013	12,780
Distributions of cumulative earnings from unconsolidated joint ventures	206	566
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	—	(76,181)
Purchase price and other fair value adjustments	—	(65,590)
(Gain) loss on sale of real estate, net	(137,520)	1,049
Loan loss reserves and other investment reserves, net of recoveries	18,061	—
Deferred rents receivable	2,577	(5,674)
Non-cash lease expense	6,547	6,798
Other non-cash adjustments	7,648	3,754
Changes in operating assets and liabilities:
Tenant and other receivables	(57,325)	(1,109)
Related party receivables	4,395	4,481
Deferred lease costs	(11,143)	(32,183)
Other assets	(17,363)	(295)
Accounts payable, accrued expenses, other liabilities and security deposits	39,318	5,299
Deferred revenue	(3,503)	(427)
Change in lease liability - operating leases	(5,728)	(5,121)
Net cash provided by operating activities	224,305	217,915
Investing Activities
Acquisitions of real estate property	(86,846)	(262,343)
Additions to land, buildings and improvements	(183,297)	(93,013)
Acquisition deposits and deferred purchase price	—	(228)
Investments in unconsolidated joint ventures	(18,318)	(97,447)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	76,091	45,241
Net proceeds from disposition of real estate/joint venture interest	249,820	138,526
Other investments	(7,324)	(1,056)
Origination of debt and preferred equity investments	(265,574)	(523,476)
Repayments or redemption of debt and preferred equity investments	639,267	327,392
Net cash provided by (used in) investing activities	403,819	(466,404)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2020	2019
Financing Activities
Proceeds from mortgages and other loans payable	642,196	427,352
Repayments of mortgages and other loans payable	(266,795)	(43,630)
Proceeds from revolving credit facility and senior unsecured notes	1,275,000	940,000
Repayments of revolving credit facility and senior unsecured notes	(815,000)	(770,000)
Proceeds from stock options exercised and DRSPP issuance	364	263
Repurchase of common stock	(352,048)	(109,313)
Redemption of preferred stock	(59,800)	(15,142)
Redemption of OP units	(18,066)	(15,851)
Distributions to noncontrolling interests in other partnerships	(596)	(271)
Contributions from noncontrolling interests in other partnerships	8,186	2,469
Acquisition of subsidiary interest from noncontrolling interest	(1,536)	(25,791)
Distributions to noncontrolling interests in the Operating Partnership	(5,110)	(7,353)
Dividends paid on common and preferred stock	(153,474)	(154,460)
Tax withholdings related to restricted share awards	(4,752)	(3,126)
Deferred loan costs	(16,510)	(14,624)
Principal payments of on financing lease liabilities	(330)	—
Net cash provided by financing activities	231,729	210,523
Net increase (decrease) in cash, cash equivalents, and restricted cash	859,853	(37,966)
Cash, cash equivalents, and restricted cash at beginning of year	241,430	279,113
Cash, cash equivalents, and restricted cash at end of period	$1,101,283	$241,147

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$8,744	$446
Exchange of preferred equity investment for real estate or equity in joint venture	119,467	—
Tenant improvements and capital expenditures payable	6,653	9,021
Fair value adjustment to noncontrolling interest in the Operating Partnership	31,144	43,835
Reversal of assets held for sale	391,664	—
Seller financed purchases	100,000	—
Debt and preferred equity reserves	4,638	—
Transfer of assets related to assets held for sale	49,687	—
Transfer of liabilities related to assets held for sale	38,272	—
Removal of fully depreciated commercial real estate properties	534	5,728
Contribution to consolidated joint venture by noncontrolling interest	—	48,223
Share repurchase payable	8,820	—
Recognition of right of use assets and related lease liabilities	114,974	389,120
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$1,015,348	$148,978
Restricted cash	85,935	92,169
Total cash, cash equivalents, and restricted cash	$1,101,283	$241,147
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,625,483	$1,751,544
Building and improvements	5,363,464	5,154,990
Building leasehold and improvements	1,443,855	1,433,793
Right of use asset - financing leases	176,152	47,445
Right of use asset - operating leases	381,255	396,795
	8,990,209	8,784,567
Less: accumulated depreciation	(2,186,157)	(2,060,560)
	6,804,052	6,724,007
Assets held for sale	49,687	391,664
Cash and cash equivalents	1,015,348	166,070
Restricted cash	85,935	75,360
Investments in marketable securities	27,345	29,887
Tenant and other receivables, net of allowance of $19,926 and $12,369 in 2020 and 2019, respectively	90,305	43,968
Related party receivables	16,984	21,121
Deferred rents receivable, net of allowance of $17,500 and $12,477 in 2020 and 2019, respectively	302,729	283,011
Debt and preferred equity investments, net of discounts and deferred origination fees of $13,915 and $14,562 and allowances of $15,109 and $1,750 in 2020 and 2019, respectively	1,221,936	1,580,306
Investments in unconsolidated joint ventures	2,952,681	2,912,842
Deferred costs, net	217,812	205,283
Other assets	286,750	332,801
Total assets (1)	$13,071,564	$12,766,320
Liabilities
Mortgages and other loans payable, net	$2,316,404	$2,183,253
Revolving credit facility, net	944,319	234,013
Unsecured term loans, net	1,494,293	1,494,024
Unsecured notes, net	1,247,489	1,496,847
Accrued interest payable	14,903	22,148
Other liabilities	240,702	177,080
Accounts payable and accrued expenses	165,565	166,905
Deferred revenue	99,655	114,052
Lease liability - financing leases	174,732	44,448
Lease liability - operating leases	361,221	381,671
Dividend and distributions payable	25,611	79,282
Security deposits	58,486	62,252
Liabilities related to assets held for sale	38,272	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,281,652	6,555,975
Commitments and contingencies
Limited partner interests in SLGOP (4,045 and 4,196 limited partner common units outstanding at June 30, 2020 and December 31, 2019, respectively)	358,702	409,862
Preferred units	225,448	283,285

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2020 and December 31, 2019	221,932	221,932
SL Green partners' capital (777 and 834 general partner common units and 72,898 and 78,368 limited partner common units outstanding at June 30, 2020 and December 31, 2019, respectively)	4,980,411	5,247,868
Accumulated other comprehensive loss	(82,371)	(28,485)
Total SLGOP partners' capital	5,119,972	5,441,315
Noncontrolling interests in other partnerships	85,790	75,883
Total capital	5,205,762	5,517,198
Total liabilities and capital	$13,071,564	$12,766,320

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $355.0 million and $205.2 million of land, $1.2 billion and $481.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $61.7 million of right of use assets, $263.1 million and $17.6 million of accumulated depreciation, $371.5 million and $169.5 million of other assets included in other line items, $444.5 million and $457.1 million of real estate debt, net, $1.0 million and $1.2 million of accrued interest payable, $58.2 million and $57.7 million of lease liabilities, and $84.9 million and $43.7 million of other liabilities included in other line items as of June 30, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue, net	$195,886	$244,959	$418,517	$485,077
Investment income	39,943	51,618	78,476	101,649
Other income	17,870	16,447	71,009	30,553
Total revenues	253,699	313,024	568,002	617,279
Expenses
Operating expenses, including related party expenses of $2,739 and $6,488 in 2020 and $5,323 and $8,116 in 2019	40,897	58,317	94,763	116,015
Real estate taxes	41,661	46,694	88,283	93,382
Operating lease rent	7,831	8,298	15,198	16,596
Interest expense, net of interest income	30,070	47,160	67,564	97,685
Amortization of deferred financing costs	2,661	2,712	5,161	5,454
Depreciation and amortization	95,941	69,461	164,220	137,804
Loan loss and other investment reserves, net of recoveries	6,813	—	18,061	—
Transaction related costs	373	261	438	316
Marketing, general and administrative	23,510	25,480	43,080	51,459
Total expenses	249,757	258,383	496,768	518,711

Equity in net loss from unconsolidated joint ventures	(2,199)	(7,546)	(15,013)	(12,780)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	59,015	—	76,181
Purchase price and other fair value adjustments	—	67,631	—	65,590
Gain (loss) on sale of real estate, net	64,884	—	137,520	(1,049)
Net income	66,627	173,741	193,741	226,510
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	(1,023)	2,138	(730)	1,900
Preferred units distributions	(2,353)	(2,729)	(5,019)	(5,453)
Net income attributable to SLGOP	63,251	173,150	187,992	222,957
Perpetual preferred unit distributions	(3,737)	(3,737)	(7,475)	(7,475)
Net income attributable to SLGOP common unitholders	$59,514	$169,413	$180,517	$215,482

Basic earnings per unit	$0.74	$1.94	$2.22	$2.46
Diluted earnings per unit	$0.74	$1.94	$2.22	$2.46

Basic weighted average common units outstanding	79,810	87,231	80,952	87,437
Diluted weighted average common units and common unit equivalents outstanding	80,219	87,398	81,392	87,606

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$66,627	$173,741	$193,741	$226,510
Other comprehensive loss:
Decrease in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	(3,590)	(26,220)	(54,325)	(47,105)
Increase (decrease) in unrealized value of marketable securities	1,992	572	(2,542)	1,341
Other comprehensive loss	(1,598)	(25,648)	(56,867)	(45,764)
Comprehensive income	65,029	148,093	136,874	180,746
Net loss (income) attributable to noncontrolling interests	(1,023)	2,138	(730)	1,900
Other comprehensive loss attributable to noncontrolling interests	95	1,258	2,981	2,261
Comprehensive income attributable to SLGOP	$64,101	$151,489	$139,125	$184,907
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	79,202	$5,247,868	$(28,485)	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326			(39,184)			(39,184)
Balance at January 1, 2020	$221,932	79,202	$5,208,684	$(28,485)	$75,883	$5,478,014
Net income (loss)			118,539		(293)	118,246
Acquisition of subsidiary interest from noncontrolling interest			(3,123)		1,587	(1,536)
Other comprehensive loss				(52,383)		(52,383)
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		2	166			166
Conversion of common units		1	84			84
Reallocation of noncontrolling interests in the operating partnership			38,529			38,529
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)	5,502			5,502
Repurchases of common stock		(2,637)	(219,576)			(219,576)
Contribution to consolidated joint venture interests					3,814	3,814
Cash distributions to noncontrolling interests					(492)	(492)
Cash distributions declared ($0.295 per common unit, none of which represented a return of capital for federal income tax purposes)			(22,665)			(22,665)
Balance at March 31, 2020	$221,932	76,535	$5,122,402	$(80,868)	$80,499	$5,343,965
Net income			60,181		1,023	61,204
Acquisition of subsidiary interest from noncontrolling interest						—
Other comprehensive loss				(1,503)		(1,503)
Preferred distributions			(3,737)			(3,737)
DRSPP proceeds		4	198			198
Conversion of common units		100	8,660			8,660
Reallocation of noncontrolling interests in the operating partnership			(7,385)			(7,385)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings			7,991			7,991
Repurchases of common stock		(2,964)	(141,292)			(141,292)
Contribution to consolidated joint venture interests					4,372	4,372
Cash distributions to noncontrolling interests					(104)	(104)
Cash distributions declared ($0.885 per common unit, none of which represented a return of capital for federal income tax purposes)			(66,607)			(66,607)
Balance at June 30, 2020	$221,932	73,675	$4,980,411	$(82,371)	$85,790	$5,205,762

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

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$193,741	$226,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,381	143,258
Equity in net loss from unconsolidated joint ventures	15,013	12,780
Distributions of cumulative earnings from unconsolidated joint ventures	206	566
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	—	(76,181)
Purchase price and other fair value adjustments	—	(65,590)
(Gain) loss on sale of real estate, net	(137,520)	1,049
Loan loss reserves and other investment reserves, net of recoveries	18,061	—
Deferred rents receivable	2,577	(5,674)
Non-cash lease expense	6,547	6,798
Other non-cash adjustments	7,648	3,754
Changes in operating assets and liabilities:
Tenant and other receivables	(57,325)	(1,109)
Related party receivables	4,395	4,481
Deferred lease costs	(11,143)	(32,183)
Other assets	(17,363)	(295)
Accounts payable, accrued expenses, other liabilities and security deposits	39,318	5,299
Deferred revenue	(3,503)	(427)
Change in lease liability - operating leases	(5,728)	(5,121)
Net cash provided by operating activities	224,305	217,915
Investing Activities
Acquisitions of real estate property	(86,846)	(262,343)
Additions to land, buildings and improvements	(183,297)	(93,013)
Acquisition deposits and deferred purchase price	—	(228)
Investments in unconsolidated joint ventures	(18,318)	(97,447)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	76,091	45,241
Net proceeds from disposition of real estate/joint venture interest	249,820	138,526
Other investments	(7,324)	(1,056)
Origination of debt and preferred equity investments	(265,574)	(523,476)
Repayments or redemption of debt and preferred equity investments	639,267	327,392
Net cash provided by (used in) investing activities	403,819	(466,404)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Financing Activities
Proceeds from mortgages and other loans payable	$642,196	$427,352
Repayments of mortgages and other loans payable	(266,795)	(43,630)
Proceeds from revolving credit facility and senior unsecured notes	1,275,000	940,000
Repayments of revolving credit facility and senior unsecured notes	(815,000)	(770,000)
Proceeds from stock options exercised and DRSPP issuance	364	263
Repurchase of common units	(352,048)	(109,313)
Redemption of preferred units	(59,800)	(15,142)
Redemption of OP units	(18,066)	(15,851)
Distributions to noncontrolling interests in other partnerships	(596)	(271)
Contributions from noncontrolling interests in other partnerships	8,186	2,469
Acquisition of subsidiary interest from noncontrolling interest	(1,536)	(25,791)
Distributions paid on common and preferred units	(158,584)	(161,813)
Tax withholdings related to restricted share awards	(4,752)	(3,126)
Deferred loan costs	(16,510)	(14,624)
Principal payments of on financing lease liabilities	(330)	—
Net cash provided by financing activities	231,729	210,523
Net increase (decrease) in cash, cash equivalents, and restricted cash	859,853	(37,966)
Cash, cash equivalents, and restricted cash at beginning of year	241,430	279,113
Cash, cash equivalents, and restricted cash at end of period	$1,101,283	$241,147

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$8,744	$446
Exchange of preferred equity investment for real estate or equity in joint venture	119,467	—
Tenant improvements and capital expenditures payable	6,653	9,021
Fair value adjustment to noncontrolling interest in the Operating Partnership	31,144	43,835
Reversal of assets held for sale	391,664	—
Seller financed purchases	100,000	—
Debt and preferred equity reserves	4,638	—
Transfer of assets related to assets held for sale	49,687	—
Transfer of liabilities related to assets held for sale	38,272	—
Removal of fully depreciated commercial real estate properties	534	5,728
Contribution to consolidated joint venture by noncontrolling interest	—	48,223
Share repurchase payable	8,820	—
Recognition of right of use assets and related lease liabilities	114,974	389,120
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$1,015,348	$148,978
Restricted cash	85,935	92,169
Total cash, cash equivalents, and restricted cash	$1,101,283	$241,147

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2020
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2020, noncontrolling investors held, in the aggregate, a 5.20% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
As of June 30, 2020, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated		Unconsolidated		Total
Location	Property Type	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	18	10,647,191	10	11,216,183	28	21,863,374	93.7%
	Retail	4	44,189	8	289,050	12	333,239	94.0%
	Development/Redevelopment	11	3,006,774	1	1,657,198	12	4,663,972	N/A
	Fee Interest	—	—	1	—	1	—	—%
		33	13,698,154	20	13,162,431	53	26,860,585	93.7%
Suburban	Office	8	1,044,800	—	—	8	1,044,800	86.3%
	Retail	1	52,000	—	—	1	52,000	100.0%
		9	1,096,800	—	—	9	1,096,800	86.2%
Total commercial properties		42	14,794,954	20	13,162,431	62	27,957,385	93.4%
Residential:
Manhattan	Residential	2	222,250	8	1,663,774	10	1,886,024	90.0%
Total residential properties		2	222,250	8	1,663,774	10	1,886,024	90.0%
Total portfolio		44	15,017,204	28	14,826,205	72	29,843,409	93.2%

(1)
The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units.

As of June 30, 2020, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.3 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at June 30, 2020 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Subsequent Events
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. The pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and possibly longer. This has and may continue to cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence that may occur after the initial outbreak subsides and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in our latest Annual Report on Form 10-K and other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
As of the date of this filing, we have collected gross tenant billings for the second quarter of 2020 of 91.1% overall, including 96.0% from office tenants and 70.2% from retail tenants. As of the date of this filing, we have collected gross tenant billings for the month of July of 89.3% overall, including 94.2% from office tenants and 62.7% from retail tenants.
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
June 30, 2020
(unaudited)

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
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with ASC 820. We also evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded.
We recognized $1.6 million and $2.9 million of rental revenue for the three and six months ended June 30, 2020, respectively, and $1.2 million and $2.4 million of rental revenue for the three and six months ended June 30, 2019, respectively, for the amortization of aggregate below-market leases in excess of above-market leases.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Identified intangible assets (included in other assets):
Gross amount	$224,411	$255,198
Accumulated amortization	(205,314)	(228,223)
Net(1)	$19,097	$26,975
Identified intangible liabilities (included in deferred revenue):
Gross amount	$273,240	$282,048
Accumulated amortization	(250,912)	(249,514)
Net(1)	$22,328	$32,534

(1)
As of June 30, 2020, no net intangible assets and $0.4 million net intangible liabilities were reclassified to assets held for sale or liabilities related to assets held for sale. As of December 31, 2019, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale or liabilities related to assets held for sale.

Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of June 30, 2020, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
At June 30, 2020 and December 31, 2019, we held the following marketable securities (in thousands):

	June 30, 2020	December 31, 2019
Commercial mortgage-backed securities	$27,345	$29,887
Total marketable securities available-for-sale	$27,345	$29,887

The cost basis of the commercial mortgage-backed securities was $27.5 million at both June 30, 2020 and December 31, 2019. These securities mature at various times through 2035. We held no equity marketable securities as of June 30, 2020 and December 31, 2019.
During the three and six months ended June 30, 2020, we did not dispose of any marketable securities. During the three and six months ended June 30, 2019, we did not dispose of any marketable securities.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at June 30, 2020.
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
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
Revenue Recognition
Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for use by the lessee.
To determine whether the leased space is available for use by the lessee, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
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
We recognize lease concessions related to COVID-19 such as rent deferrals and abatements in accordance with the Lease Modification Q&A issued by the FASB in April 2020, which provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. When total cash flows resulting from the modified lease are not substantially similar to the cash flows in the original lease, we account for the concession agreement as a new lease.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

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
June 30, 2020
(unaudited)

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
During the three and six months ended June 30, 2020, we recorded Federal, state and local tax provisions of $0.9 million and $2.0 million, respectively. During the three and six months ended June 30, 2019, we recorded Federal, state and local tax provisions of $0.7 million and $1.5 million.
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
June 30, 2020
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, ViacomCBS Inc., which accounts for 5.6% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at June 30, 2020.
For the three months ended June 30, 2020, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended June 30, 2020
1185 Avenue of the Americas	8.4%
11 Madison Avenue	8.4%
420 Lexington Avenue	7.5%
1515 Broadway	6.8%
220 East 42nd Street	6.2%
280 Park Avenue	5.5%
485 Lexington	5.2%

Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the three months ended June 30, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.
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
June 30, 2020
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
The following table summarizes the properties acquired during the six months ended June 30, 2020:

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
During the three months ended June 30, 2020, we entered into an agreement to sell 400 East 58th Street in Manhattan for total consideration of $62.0 million. The sale of 400 East 58th Street is expected to close in the third quarter of 2020, subject to customary closing conditions.
As of June 30, 2020, 400 East 58th Street was classified as held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

Property Dispositions
The following table summarizes the properties sold during the six months ended June 30, 2020:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss)(2) (in millions)
315 West 33rd Street - "The Olivia"	March 2020	Fee Interest	492,987	$446.5	$72.3
609 Fifth Avenue Retail Condominium	May 2020	Fee Interest	21,437	168.0	65.4

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)
The gains on sale for 315 West 33rd Street - "The Olivia" and 609 Fifth Avenue Retail Condominium are net of $6.0 million and $2.0 million, respectively, of employee compensation accrued in connection with the realization of these investment gains. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the six months ended June 30, 2020 and the twelve months ended December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Balance at beginning of year (1)	$1,580,306	$2,099,393
Debt investment originations/accretion (2)	289,303	652,866
Preferred equity investment originations/accretion (2)	160,645	14,736
Redemptions/sales/syndications/equity ownership/amortization (3)	(794,959)	(1,190,689)
Net change in loan loss reserves	(13,359)	4,000
Balance at end of period (1)	$1,221,936	$1,580,306

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in other assets and other liabilities on the consolidated balance sheets.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

Below is a summary of our debt and preferred equity investments as of June 30, 2020 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Maturity (1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$117,673	$118,490	L + 2.00 - 4.00%	$1,173	$1,250	3.00%	$118,846	$—	2020 - 2022
Junior Mortgage Debt	85,672	92,887	L + 6.00 - 7.25%	32,722	33,000	6.00%	$118,394	520,147	2020 - 2023
Mezzanine Debt	283,654	288,675	L + 4.95 - 15.29%	447,653	460,015	2.90 - 9.50%	$731,307	4,526,784	2020 - 2029
Preferred Equity	—	—	—	253,389	256,644	6.50 - 11.00%	$253,389	1,962,750	2020 -2027
Balance at end of period	$486,999	$500,052	—	$734,937	$750,909	—	$1,221,936

(1)	Excludes available extension options to the extent they have not been exercised as of the date of this filing.
The following table is a rollforward of our total allowance for loan losses for the six months ended June 30, 2020 and the twelve months ended December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Balance at beginning of year	$1,750	$5,750
Cumulative adjustment upon adoption of ASC 326	27,804	—
Current period provision for loan loss	11,784	—
Write-offs charged against the allowance	(26,229)	(4,000)
Balance at end of period	$15,109	$1,750

At June 30, 2020, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of three investments with a carrying value, net of reserves, of $37.6 million, as discussed in subnote 5 of the Debt Investments table below. At December 31, 2019, all debt and preferred equity investments were performing in accordance with their respective terms.
No other financing receivables were 90 days past due at June 30, 2020 and December 31, 2019 with the exception of a $27.7 million financing receivable which was put on nonaccrual in August 2018 as a result of interest default.
As of June 30, 2020, management estimated the weighted average risk rating for our debt and preferred equity investments to be 1.4.
We have determined that we have one portfolio segment of financing receivables at June 30, 2020 and December 31, 2019 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $118.8 million and $131.1 million at June 30, 2020 and December 31, 2019, respectively, for which the Company recorded adjustments upon adoption of ASC 326 of $11.4 million and provisions for loan losses of $3.4 million and $6.3 million for the three and six months ended June 30, 2020, respectively.
Debt Investments
As of June 30, 2020 and December 31, 2019, we held the following debt investments with an aggregate weighted average current yield of 8.28% at June 30, 2020 (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

Loan Type	June 30, 2020 Future Funding Obligations	June 30, 2020 Senior Financing	June 30, 2020 Amortized Cost (1)	December 31, 2019 Amortized Cost (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Mezzanine Loan	$—	$63,750	$56,023	$55,573	October 2020
Junior Mortgage(3b)	10,000	67,000	32,722	—	January 2021
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	280,000	39,869	38,734	August 2022
Mezzanine Loan	—	333,943	225,204	215,737	June 2023
Mezzanine Loan(5)	—	82,954	12,717	12,714	November 2023
Mezzanine Loan(3a)(5)	—	115,000	13,265	12,950	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Mezzanine Loan	—	—	—	24,952
Mezzanine Loan	—	—	—	30,000
Total fixed rate	$10,000	$2,850,397	$488,550	$499,410
Floating Rate Investments:
Junior Mortgage(5)	$—	$40,000	$20,000	$20,000	April 2020
Mortgage/Mezzanine Loan(4)	1,618	27,122	67,203	82,696	July 2020
Mezzanine Loan	—	275,000	49,882	49,809	April 2021
Junior Mortgage Participation/Mezzanine Loan	—	60,000	15,715	15,698	July 2021
Mezzanine Loan	10,198	161,328	44,296	41,395	July 2021
Mezzanine Loan	6,765	52,196	22,294	15,743	July 2021
Mezzanine Loan(3c)	—	1,115,000	125,071	222,775	March 2022
Mortgage/Mezzanine Loan	7,795	—	59,670	—	May 2022
Mortgage/Mezzanine Loan	44,000	—	13,963	13,918	December 2022
Mortgage Loan	39,113	353,147	60,010	—	February 2023
Mezzanine Loan	56,509	52,742	17,002	69,839	May 2023
Mortgage/Mezzanine Loan	—	—	—	35,386
Mortgage Loan	—	—	—	19,971
Mortgage Loan	—	—	—	106,473
Mezzanine Loan	—	—	—	51,387
Mortgage/Mezzanine Loan	—	—	—	96,570
Total floating rate	$165,998	$2,136,535	$495,106	$841,660
Allowance for loan loss	$—	$—	$(15,109)	$—
Total	$175,998	$4,986,932	$968,547	$1,341,070

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $12.0 million, (b) $66.6 million and (c) $0.4 million.

(4)	This loan was extended in July 2020.

(5)	This loan is in default and on non-accrual as of the date of this filing. The Company is in discussions with the borrower.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

Preferred Equity Investments
As of June 30, 2020 and December 31, 2019, we held the following preferred equity investments with an aggregate weighted average current yield of 10.00% at June 30, 2020 (dollars in thousands):

Type	June 30, 2020 Future Funding Obligations	June 30, 2020 Senior Financing	June 30, 2020 Amortized Cost (1)	December 31, 2019 Amortized Cost (1)	Mandatory Redemption (2)
Preferred Equity	$—	$1,712,750	$151,719	$98,065	June 2022
Preferred Equity	—	250,000	101,670	—	February 2027
Preferred Equity(3)	—	—	—	142,921
Total Preferred Equity	$—	$1,962,750	$253,389	$240,986
Allowance for loan loss	$—	$—	$—	$(1,750)
Total	$—	$1,962,750	$253,389	$239,236

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options

(3)
In June 2020, we, along with the common member in the investment, amended the partnership documents related to the investment to provide us with more rights over management of the underlying property. This resulted in the investment being accounted for using the equity method as of June 30, 2020. See Note 6, "Investments in Unconsolidated Joint Ventures."

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of June 30, 2020, the book value of these investments was $3.0 billion, net of investments with negative book values totaling $83.6 million for which we have an implicit commitment to fund future capital needs.
As of June 30, 2020 and December 31, 2019, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $138.1 million and $145.9 million as of June 30, 2020 and December 31, 2019, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

The table below provides general information on each of our joint ventures as of June 30, 2020:

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

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of June 30, 2020. Changes in ownership or economic interests within the current year are disclosed in the notes below.

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

In June 2020, we, along with the common member in 885 Third Avenue, in which we have a preferred equity investment, amended the partnership documents related to the property to provide us with more rights over management of the asset. This resulted in the investment being accounted for using the equity method as of June 30, 2020. The property is encumbered by $272.0 million of mortgage financing bearing interest at a fixed rate of 3.35% and maturing in April 2021.
Disposition of Joint Venture Interests or Properties
We did not dispose of any investments in unconsolidated joint ventures during the six months ended June 30, 2020:
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2020 and December 31, 2019, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

Property	Economic Interest (1)	Initial Maturity Date	Final Maturity Date (2)	Interest Rate (3)		June 30, 2020	December 31, 2019
Fixed Rate Debt:
717 Fifth Avenue (mortgage)	10.92%	July 2022	July 2022		4.45%	$300,000	$300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022	October 2022		4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022	October 2022		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	April 2028		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	June 2023		5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	829,666	838,546
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026	November 2026		3.00%	97,024	97,735
Worldwide Plaza	24.35%	November 2027	November 2027		3.98%	1,200,000	1,200,000
Stonehenge Portfolio (4)	Various	Various	Various		3.50%	196,112	196,112
Total fixed rate debt						$5,342,130	$5,351,721
Floating Rate Debt:
280 Park Avenue	50.00%	September 2020	September 2024	L+	1.73%	$1,200,000	$1,200,000
1552 Broadway (7)	50.00%	October 2020	October 2022	L+	2.65%	195,000	195,000
121 Greene Street	50.00%	November 2020	November 2021	L+	1.50%	15,000	15,000
11 West 34th Street	30.00%	January 2021	January 2023	L+	1.45%	23,000	23,000
100 Park Avenue	49.90%	February 2021	February 2021	L+	1.75%	355,066	356,972
One Vanderbilt (5)	71.01%	September 2021	September 2023	L+	2.50%	969,814	732,928
2 Herald Square	51.00%	November 2021	November 2023	L+	1.45%	214,500	190,000
55 West 46th Street (6)	25.00%	August 2022	August 2024	L+	1.25%	192,524	192,524
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550
10 East 53rd Street	55.00%	February 2025	February 2025	L+	1.35%	220,000	170,000
605 West 42nd Street	20.00%	August 2027	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	June 2033	1 Year Treasury+	2.75%	699	712
Total floating rate debt						$4,001,153	$3,691,686
Total joint venture mortgages and other loans payable						$9,343,283	$9,043,407
Deferred financing costs, net						(94,088)	(91,538)
Total joint venture mortgages and other loans payable, net						$9,249,195	$8,951,869

(1)
Economic interest represents the Company's interests in the joint venture as of June 30, 2020. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

(2)	Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.

(3)
Interest rates as of June 30, 2020, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.

(4)	Comprised of three mortgages totaling $132.6 million that mature in April 2028 and two mortgages totaling $63.5 million that mature in July 2029.

(5)
This loan is a $1.75 billion construction facility with reductions in interest cost based on meeting conditions, the first of which has been satisfied, and has an initial five-year term with two one-year extension options. Advances under the loan are subject to costs incurred.

(6)	This loan has a committed amount of $198.0 million, of which $5.5 million was unfunded as of June 30, 2020.

(7)	In August 2020, the joint venture exercised one of the two one-year extension options for this loan. This extended the maturity date to October 2021.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $1.7 million and $3.9 million from these services, net of our ownership share of the joint ventures, for the three and six months ended June 30, 2020, respectively. We earned $3.9 million and $6.4 million from these services, net of our ownership share of the joint ventures, for the three and six months ended June 30, 2019, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets (1)
Commercial real estate property, net	$14,477,628	$14,349,628
Cash and restricted cash	312,875	336,189
Tenant and other receivables, related party receivables, and deferred rents receivable	381,417	371,065
Other assets	1,947,757	2,039,429
Total assets	$17,119,677	$17,096,311
Liabilities and equity (1)
Mortgages and other loans payable, net	$9,249,195	$8,951,869
Deferred revenue	1,408,880	1,501,616
Lease liabilities	900,463	897,380
Other liabilities	313,420	308,304
Equity	5,247,719	5,437,142
Total liabilities and equity	$17,119,677	$17,096,311
Company's investments in unconsolidated joint ventures	$2,952,681	$2,912,842

(1)
The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained, non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018. In addition, at June 30, 2020, $122.6 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.

The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$271,518	$290,448	$554,038	$597,967
Operating expenses	35,338	48,514	86,928	102,638
Real estate taxes	51,735	51,987	105,107	106,223
Operating lease rent	6,201	6,234	12,562	12,135
Interest expense, net of interest income	79,638	93,693	165,962	190,316
Amortization of deferred financing costs	4,808	4,782	9,622	9,998
Depreciation and amortization	98,854	103,681	197,438	208,012
Total expenses	276,574	308,891	577,619	629,322
Net loss before gain on sale (1)	$(5,056)	$(18,443)	$(23,581)	$(31,355)
Company's equity in net loss from unconsolidated joint ventures (1)	$(2,199)	$(7,546)	$(15,013)	$(12,780)

(1)
The combined statements of operations and the Company's equity in net loss for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.

7. Deferred Costs
Deferred costs at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred leasing costs	$502,373	$466,136
Less: accumulated amortization	(284,561)	(260,853)
Deferred costs, net	$217,812	$205,283

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at June 30, 2020 and December 31, 2019, respectively, were as follows (dollars in thousands):

Property	Initial Maturity Date	Final Maturity Date (1)	Interest Rate (2)		June 30, 2020	December 31, 2019
Fixed Rate Debt:
100 Church Street	July 2022	July 2022		4.68%	$207,112	$209,296
420 Lexington Avenue	October 2024	October 2040		3.99%	296,626	299,165
400 East 58th Street (3)(4)	November 2026	November 2026		3.00%	38,809	39,094
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
1080 Amsterdam (5)	February 2027	February 2027		3.59%	34,830	35,123
762 Madison Avenue (6)					—	771
315 West 33rd Street (7)					—	250,000
Total fixed rate debt					$1,127,377	$1,383,449
Floating Rate Debt:
FHLB Facility (8)	July 2020	July 2020	L+	0.17%	$10,000	$—
133 Greene Street (9)	August 2020	August 2021	L+	2.00%	15,523	15,523
FHLB Facility	August 2020	August 2020	L+	0.26%	15,000	—
106 Spring Street	January 2021	January 2022	L+	2.50%	38,025	38,025
FHLB Facility	January 2021	January 2021	L+	0.18%	35,000	—
609 Fifth Avenue	March 2021	March 2024	L+	2.40%	57,651	53,773
185 Broadway (10)	November 2021	November 2023	L+	2.85%	137,857	120,110
712 Madison Avenue	December 2021	December 2022	L+	1.85%	28,000	28,000
410 Tenth Avenue (11)	May 2022	May 2024	L+	2.23%	362,859	330,819
220 East 42nd Street	June 2023	June 2025	L+	2.75%	510,000	—
719 Seventh Avenue	September 2023	September 2023	L+	1.20%	50,000	50,000
2017 Master Repurchase Agreement (12)					—	152,684
FHLB Facility					—	10,000
FHLB Facility					—	15,000
FHLB Facility					—	14,500
Total floating rate debt					$1,259,915	$828,434
Total fixed rate and floating rate debt					$2,387,292	$2,211,883
Mortgages reclassed to liabilities related to assets held for sale					(38,809)	—
Total mortgages and other loans payable					$2,348,483	$2,211,883
Deferred financing costs, net of amortization					(32,079)	(28,630)
Total mortgages and other loans payable, net					$2,316,404	$2,183,253

(1)	Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.

(2)
Interest rate as of June 30, 2020, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.

(3)	The loan carries a fixed interest rate of 300 basis points for the first five years and is prepayable without penalty at the end of the fifth year.

(4)	This property was held for sale at June 30, 2020 and the related mortgage of $38.8 million is included in liabilities related to assets held for sale.

(5)
The loan is comprised of a $33.9 million mortgage loan and $0.9 million mezzanine loan with a fixed interest rate of 350 basis points and 700 basis points, respectively, for the first five years and is prepayable without penalty at the end of fifth year.

(6)	In January 2020, the Company closed on the acquisition of the remaining 10% interest in this property from our joint venture partner. As part of this transaction, the loan was repaid.

(7)	In March 2020, the loan was assumed by the buyer in connection with the sale of the property.

(8)	In July 2020, this loan was repaid.

(9)	This loan is in default as of the date of this filing. The Company is in discussions with the lender.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

(10)
This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three-year term with two one-year extension options. Advances under the loan are subject to incurred costs and funded equity requirements.

(11)
This loan is a $465.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three-year term with two one-year extension options. Advances under the loan are subject to incurred costs and funded equity requirements.

(12)	In June 2020, we exercised a one-year extension option which extended the maturity date to June 2021. At June 30, 2020, there was no outstanding balance on the $400 million facility.
At June 30, 2020 and December 31, 2019, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $3.2 billion and $3.3 billion, respectively.
Federal Home Loan Bank of New York ("FHLB") Facility
The Company's wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances that bear interest at a floating rate. As of June 30, 2020, we had a total of $60.0 million in outstanding secured advances with an average spread of 20 basis points over 30-day LIBOR.
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of June 30, 2020, there have been no margin calls on the 2017 MRA.
The 2017 MRA has a maximum facility capacity of $300.0 million. In April 2018, we increased the maximum facility capacity to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and is scheduled to mature in June 2021, with a one-year extension option. At June 30, 2020, the facility had no outstanding balance.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of June 30, 2020, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders or other financial institutions.
As of June 30, 2020, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At June 30, 2020, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of June 30, 2020, the facility fee was 20 basis points.
As of June 30, 2020, we had $26.0 million of outstanding letters of credit, $950.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $550.0 million under the 2017 credit facility. At June 30, 2020 and December 31, 2019, the revolving credit facility had a carrying value of $944.3 million and

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

$234.0 million, respectively, net of deferred financing costs. At June 30, 2020 and December 31, 2019, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2020 and December 31, 2019, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2020 Unpaid Principal Balance	June 30, 2020 Accreted Balance	December 31, 2019 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
August 7, 2018 (2) (3)	$350,000	$350,000	$350,000	1.52%	3	August 2021
October 5, 2017 (2)	500,000	499,749	499,695	3.25%	5	October 2022
November 15, 2012 (4)	300,000	302,617	303,142	4.50%	10	December 2022
December 17, 2015 (5)	100,000	100,000	100,000	4.27%	10	December 2025
March 16, 2010 (6)	—	—	250,000
	$1,250,000	$1,252,366	$1,502,837
Deferred financing costs, net		(4,877)	(5,990)
	$1,250,000	$1,247,489	$1,496,847

(1)	Interest rate as of June 30, 2020, taking into account interest rate hedges in effect during the period.

(2)	Issued by the Operating Partnership with the Company as the guarantor.

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
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2020 and December 31, 2019, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2020, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Mortgages and Other Loans Payable	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2020	$5,615	$40,523	$—	$—	$—	$—	$46,138	$111,651
2021	11,631	238,882	—	—	—	350,000	600,513	985,979
2022	9,418	618,294	—	—	—	800,000	1,427,712	268,952
2023	7,288	560,000	950,000	1,300,000	—	—	2,817,288	311,436
2024	6,019	272,749	—	200,000	—	—	478,768	617,022
Thereafter	3,231	613,642	—	—	100,000	100,000	816,873	1,934,974
	$43,202	$2,344,090	$950,000	$1,500,000	$100,000	$1,250,000	$6,187,292	$4,230,014

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense before capitalized interest	$44,937	$60,745	$101,751	$121,555
Interest on financing leases	2,149	808	3,812	1,612
Interest capitalized	(16,368)	(12,019)	(36,852)	(22,528)
Interest income	(648)	(2,374)	(1,147)	(2,954)
Interest expense, net	$30,070	$47,160	$67,564	$97,685

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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $0.1 million and $1.0 million for the three and six months ended June 30, 2020, respectively, and $1.0 million and $1.8 million for the three and six months ended June 30, 2019, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $2.8 million and $6.7 million for the three and six months ended June 30, 2020, respectively, for these services (excluding services provided directly to tenants), and $5.6 million and $8.5 million for the three and six months ended June 30, 2019, respectively.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Due from joint ventures	$9,975	$9,352
Other	7,009	11,769
Related party receivables	$16,984	$21,121

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
Common Units of Limited Partnership Interest in the Operating Partnership
As of June 30, 2020 and December 31, 2019, the noncontrolling interest unit holders owned 5.20%, or 4,044,555 units, and 5.03%, or 4,195,875 units, of the Operating Partnership, respectively. As of June 30, 2020, 4,044,555 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2020 and the twelve months ended December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Balance at beginning of period	$409,862	$387,805
Distributions	(5,110)	(14,729)
Issuance of common units	5,613	19,403
Redemption and conversion of common units	(26,810)	(27,962)
Net income	9,272	13,301
Accumulated other comprehensive loss allocation	(2,981)	(2,276)
Fair value adjustment	(31,144)	34,320
Balance at end of period	$358,702	$409,862

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of June 30, 2020:

Issuance	Number of Units Authorized	Number of Units Issued	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
3.50% Series A (4)	109,161	109,161	$35.0000	$1,000.00	$—	August 2015
7.00% Series F	60	60	$70.0000	$1,000.00	$29.12	January 2007
4.50% Series G (5)	1,902,000	1,902,000	$1.1250	$25.00	$88.50	January 2012
3.50% Series K	700,000	563,954	$0.8750	$25.00	$134.67	August 2014
4.00% Series L	500,000	378,634	$1.0000	$25.00	—	August 2014
3.75% Series M	1,600,000	1,600,000	$0.9375	$25.00	—	February 2015
4.00% Series P	200,000	200,000	$1.0000	$25.00	—	July 2015
3.50% Series Q	268,000	268,000	$0.8750	$25.00	$148.95	July 2015
3.50% Series R	400,000	400,000	$0.8750	$25.00	$154.89	August 2015
4.00% Series S	1,077,280	1,077,280	$1.0000	$25.00	—	August 2015
3.50% Series V	40,000	40,000	$0.8750	$25.00	—	May 2019
Series W (6)	1	1	(6)	(6)	—	January 2020

(1)	Dividends are cumulative, subject to certain provisions.

(2)	Units are redeemable at any time at par for cash at the option of the unitholder unless otherwise specified.

(3)
If applicable, units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) the amount shown in the table.

(4)
Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of June 30, 2020, no Subsidiary Series B Preferred Units have been issued.

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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the six months ended June 30, 2020 and the twelve months ended December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Balance at beginning of period	$283,285	$300,427
Issuance of preferred units	—	1,000
Redemption of preferred units	(59,800)	(18,142)
Accrued dividends on preferred units	1,963	—
Balance at end of period	$225,448	$283,285

12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2020, 73,674,509 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
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
At June 30, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
Six months ended June 30, 2020 (1)	5,600,670	$64.42	28,284,163

(1)	Includes 179,212 shares of common stock repurchased by the Company in June 2020 that were settled in July 2020.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and six months ended June 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock issued	3,902	2,455	5,679	2,995
Dividend reinvestments/stock purchases under the DRSPP	$198	$216	$364	$263

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

SL Green's earnings per share for the three and six months ended June 30, 2020 and 2019 are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2020	2019	2020	2019
Basic Earnings:
Income attributable to SL Green common stockholders	$56,444	$161,103	$171,245	$204,895
Less: distributed earnings allocated to participating securities	(333)	(128)	(444)	(257)
Less: undistributed earnings allocated to participating securities	—	(164)	(391)	(115)
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$56,111	$160,811	$170,410	$204,523
Add back: dilutive effect of earnings allocated to participating securities	333	128	444	257
Add back: undistributed earnings allocated to participating securities	—	164	391	115
Add back: effect of dilutive securities (redemption of units to common shares)	3,070	8,310	9,272	10,587
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$59,514	$169,413	$180,517	$215,482

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2020	2019	2020	2019
Basic Shares:
Weighted average common stock outstanding	75,690	82,971	76,782	83,141
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,120	4,260	4,170	4,296
Stock-based compensation plans	409	167	440	169
Diluted weighted average common stock outstanding	80,219	87,398	81,392	87,606

The Company has excluded 2,192,240 and 1,643,616 common stock equivalents from the calculation of diluted shares outstanding for the three and six months ended June 30, 2020, respectively, as they were anti-dilutive. The Company has excluded 1,246,040 and 1,241,778 common stock equivalents from the calculation of diluted shares outstanding for the three and six months ended June 30, 2019, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at June 30, 2020 owned 73,674,509 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of June 30, 2020, limited partners other than SL Green owned 5.20%, or 4,044,555 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and six months ended June 30, 2020 and 2019, respectively, are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2020	2019	2020	2019
Basic Earnings:
Income attributable to SLGOP common unitholders	$59,514	$169,413	$180,517	$215,482
Less: distributed earnings allocated to participating securities	(333)	(128)	(444)	(257)
Less: undistributed earnings allocated to participating securities	—	(164)	(391)	(115)
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$59,181	$169,121	$179,682	$215,110
Add back: dilutive effect of earnings allocated to participating securities	333	128	444	257
Add back: undistributed earnings allocated to participating securities	—	164	391	115
Income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$59,514	$169,413	$180,517	$215,482

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2020	2019	2020	2019
Basic units:
Weighted average common units outstanding	79,810	87,231	80,952	87,437
Effect of Dilutive Securities:
Stock-based compensation plans	409	167	440	169
Diluted weighted average common units outstanding	80,219	87,398	81,392	87,606

The Operating Partnership has excluded 2,192,240 and 1,643,616 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2020, respectively, as they were anti-dilutive. The Operating Partnership has excluded 1,246,040 and 1,241,778 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2019, respectively, as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of June 30, 2020, 3.2 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
There were no options granted during the six months ended June 30, 2020 or the year ended December 31, 2019.
A summary of the status of the Company's stock options as of June 30, 2020 and December 31, 2019, and changes during the six months ended June 30, 2020 and year ended December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,037,068	$102.36	1,137,017	$103.54
Granted	—	—	—	—
Exercised	—	—	—	—
Lapsed or canceled	(23,200)	110.47	(99,949)	115.81
Balance at end of period	1,013,868	$102.17	1,037,068	$102.36
Options exercisable at end of period	1,011,868	$102.18	914,929	$101.69

The remaining weighted average contractual life of the options outstanding was 2.2 years and the remaining average contractual life of the options exercisable was 2.2 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

During the three and six months ended June 30, 2020, we recognized compensation expense for these options of $0.01 million and $0.03 million, respectively. During the three and six months ended June 30, 2019, we recognized compensation expense for these options of $0.6 million and $1.2 million, respectively.
As of June 30, 2020, there was $0.01 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.4 years.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of June 30, 2020 and December 31, 2019 and charges during the six months ended June 30, 2020 and the year ended December 31, 2019, are as follows:

	June 30, 2020	December 31, 2019
Balance at beginning of period	3,566,466	3,452,016
Granted	9,220	126,350
Canceled	(23,418)	(11,900)
Balance at end of period	3,552,268	3,566,466
Vested during the period	131,602	113,259
Compensation expense recorded	$5,691,686	$12,892,249
Total fair value of restricted stock granted during the period	$734,315	$11,131,181

The fair value of restricted stock that vested during the six months ended June 30, 2020 and the year ended December 31, 2019 was $12.4 million and $12.1 million, respectively. As of June 30, 2020, there was $13.9 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $34.4 million and $58.3 million as of June 30, 2020 and December 31, 2019, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of June 30, 2020, there was $49.6 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 2.2 years.
During the three and six months ended June 30, 2020, we recorded compensation expense related to bonus, time-based and performance based awards of $6.7 million and $14.0 million, respectively. During the three and six months ended June 30, 2019, we recorded compensation expense related to bonus, time-based and performance based awards of $3.0 million and $11.0 million, respectively.
For the three and six months ended June 30, 2020, $0.6 million and $1.1 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and six months ended June 30, 2019, $0.5 million and $0.9 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

During the six months ended June 30, 2020, 15,276 phantom stock units and 8,156 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million and $2.0 million during the three and six months ended June 30, 2020, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.1 million during the three and six months ended June 30, 2019, respectively, related to the Deferred Compensation Plan.
As of June 30, 2020, there were 135,299 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2020, 145,762 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component as of June 30, 2020 (in thousands):

	Net unrealized loss on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2019	$(22,780)	$(7,982)	$2,277	$(28,485)
Other comprehensive loss before reclassifications	(49,735)	(7,764)	(2,416)	(59,915)
Amounts reclassified from accumulated other comprehensive loss	4,208	1,821	—	6,029
Balance at June 30, 2020	$(68,307)	$(13,925)	$(139)	$(82,371)

(1)
Amount reclassified from accumulated other comprehensive loss is included in interest expense in the respective consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the deferred net (gains) losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized (loss) gain on derivative instrument, was $(0.5) million and $(0.7) million, respectively.

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
June 30, 2020
(unaudited)

level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$27,345	$—	$27,345	$—
Interest rate cap and swap agreements (included in other assets)	$81	$—	$81	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$72,466	$—	$72,466	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29,887	$—	$29,887	$—
Interest rate cap and swap agreements (included in other assets)	$4,419	$—	$4,419	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$29,110	$—	$29,110	$—

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,221,936	(2)	$1,580,306	(2)

Fixed rate debt	$3,379,743	$3,438,487	$3,536,286	$3,642,770
Variable rate debt	2,809,915	2,803,392	2,018,434	2,018,714
	$6,189,658	$6,241,879	$5,554,720	$5,661,484

(1)	Amounts exclude net deferred financing costs.

(2)
At June 30, 2020, debt and preferred equity investments had an estimated fair value ranging between $1.1 billion and $1.2 billion. At December 31, 2019, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.7 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2020 and December 31, 2019. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at June 30, 2020 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$100,000	1.928%	December 2017	November 2020	Other Liabilities	$(741)
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Liabilities	(744)
Interest Rate Cap	111,869	3.500%	December 2019	December 2020	Other Assets	—
Interest Rate Cap	85,000	4.000%	March 2019	March 2021	Other Assets	1
Interest Rate Swap	350,000	0.544%	April 2020	August 2021	Other Liabilities	(1,119)
Interest Rate Cap	510,000	3.000%	June 2020	December 2021	Other Assets	80
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Liabilities	(6,121)
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Liabilities	(3,152)
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(13,393)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(20,138)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(27,058)
						$(72,385)

No gains or losses on the changes in the fair values were included in interest expense in the consolidated statements of operations during the three months ended June 30, 2020 or 2019. No gains or losses on the changes in the fair values were included in interest expense in the consolidated statements of operations during the six months ended June 30, 2020 or 2019.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of June 30, 2020, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $73.6 million. As of June 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $75.0 million at June 30, 2020.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $18.6 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $6.6 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2020 and 2019, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2020	2019		2020	2019
Interest Rate Swaps/Caps	$(7,407)	$(20,876)	Interest expense	$(3,722)	$456
Share of unconsolidated joint ventures' derivative instruments	(1,087)	(4,157)	Equity in net loss from unconsolidated joint ventures	(1,182)	536
	$(8,494)	$(25,033)		$(4,904)	$992

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2020 and 2019, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2020	2019		2020	2019
Interest Rate Swaps/Caps	$(52,489)	$(32,839)	Interest expense	$(4,447)	$991
Share of unconsolidated joint ventures' derivative instruments	(8,175)	(9,526)	Equity in net loss from unconsolidated joint ventures	(1,893)	905
	$(60,664)	$(42,365)		$(6,340)	$1,896

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
The components of lease revenues were as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Fixed lease payments	$172,511	$215,295	$366,735	$426,725
Variable lease payments	21,745	28,479	48,913	55,958
Total lease payments	$194,256	$243,774	$415,648	$482,683
Amortization of acquired above and below-market leases	1,630	1,185	2,869	2,394
Total rental revenue	$195,886	$244,959	$418,517	$485,077
19. Commitments and Contingencies
Legal Proceedings
As of June 30, 2020, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Ground Lease Arrangements
We are a tenant under ground leases for certain properties. These leases have expirations from 2022 to 2119, or 2043 to 2119 as fully extended. Certain leases offer extension options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and right of use asset.
Certain of our ground leases are subject to rent resets, generally based on a percentage of the then fair market value, a fixed amount, or a percentage of the preceding rent at specified future dates. Rent resets will be recognized in the periods in which they are incurred.
The table below summarizes our current ground lease arrangements as of June 30, 2020:

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of June 30, 2020 (in thousands):

	Financing leases	Operating leases (1)
Remaining 2020	$3,904	$14,721
2021	34,885	29,452
2022	5,881	27,148
2023	5,927	24,844
2024	5,999	24,863
2025	6,266	24,962
Thereafter	1,018,013	618,326
Total minimum lease payments	$1,080,875	$764,316
Amount representing interest	(906,143)
Amount discounted using incremental borrowing rate		(403,095)
Lease liabilities	$174,732	$361,221

(1)	As of June 30, 2020, the total minimum sublease rentals to be received in the future under non-cancelable subleases is $1.6 billion.
The following table provides lease cost information for the Company's operating and financing leases for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Lease Costs
Operating lease costs before capitalized operating lease costs	$8,622	$8,305	$16,735	$16,603
Operating lease costs capitalized	(791)	(7)	(1,537)	(7)
Operating lease costs, net (1)	7,831	8,298	15,198	16,596

Financing Lease Costs
Interest on financing leases before capitalized interest	2,149	808	3,812	1,612
Interest on financing leases capitalized	(1,043)	—	(1,790)	—
Interest on financing leases, net (2)	1,106	808	2,022	1,612
Amortization of right-of-use assets (3)	305	305	610	610
Financing lease costs, net	1,411	1,113	2,632	2,222

(1)	Operating lease costs are calculated on a straight-line basis over the remaining lease terms. This amount is included in operating lease rent in our consolidated statements of operations.

(2)	These amounts are included in interest expense, net of interest income in our consolidated statements of operations.

(3)	These amounts are included in depreciation and amortization in our consolidated statements of operations.
As of June 30, 2020, the weighted-average discount rate used to calculate the lease liabilities was 7.97%. As of June 30, 2020, the weighted-average remaining lease term was 32 years, inclusive of purchase options expected to be exercised
20. Segment Information
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2020
(unaudited)

Selected consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and selected asset information as of June 30, 2020 and December 31, 2019, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
June 30, 2020	$213,756	$39,943	$253,699
June 30, 2019	261,406	51,618	313,024
Six months ended:
June 30, 2020	$489,526	$78,476	568,002
June 30, 2019	515,630	101,649	617,279
Net income
Three months ended:
June 30, 2020	$40,057	$26,570	$66,627
June 30, 2019	140,934	32,807	173,741
Six months ended:
June 30, 2020	$151,290	$42,451	193,741
June 30, 2019	162,506	64,004	226,510
Total assets
As of:
June 30, 2020	$11,755,091	$1,316,473	$13,071,564
December 31, 2019	11,063,155	1,703,165	12,766,320

Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA and the FHLB Facility. Interest is imputed on the investments that do not collateralize the 2017 MRA and the FHLB Facility using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and six months ended June 30, 2020, marketing, general and administrative expenses totaled $23.5 million and $43.1 million, respectively. For the three and six months ended June 30, 2019, marketing, general and administrative expenses totaled $25.5 million and $51.5 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
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
As of June 30, 2020, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated		Unconsolidated		Total
Location	Property Type	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	18	10,647,191	10	11,216,183	28	21,863,374	93.7%
	Retail	4	44,189	8	289,050	12	333,239	94.0%
	Development/Redevelopment	11	3,006,774	1	1,657,198	12	4,663,972	N/A
	Fee Interest	—	—	1	—	1	—	—%
		33	13,698,154	20	13,162,431	53	26,860,585	93.7%
Suburban	Office	8	1,044,800	—	—	8	1,044,800	86.3%
	Retail	1	52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	—	—	—	—	—	—	—%
		9	1,096,800	—	—	9	1,096,800	86.2%
Total commercial properties		42	14,794,954	20	13,162,431	62	27,957,385	93.4%
Residential:
Manhattan	Residential	2	222,250	8	1,663,774	10	1,886,024	90.0%
Total residential properties		2	222,250	8	1,663,774	10	1,886,024	90.0%
Total portfolio		44	15,017,204	28	14,826,205	72	29,843,409	93.2%

(1)
The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.

As of June 30, 2020, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.3 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.
Critical Accounting Policies
Refer to the 2019 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, reserve for possible credit losses and derivative instruments. During the three and six months ended June 30, 2020, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses, described in Note 2 - Significant Accounting Policies and Note 5 - Debt and Preferred Equity Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. The pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and possibly longer. This has also caused significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence that may occur after the initial outbreak subsides and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in our latest Annual Report on Form 10-K and other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019
The following comparison for the three months ended June 30, 2020, or 2020, to the three months ended June 30, 2019, or 2019, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2019 and still owned by us in the same manner at June 30, 2020 (Same-Store Properties totaled 31 of our 44 consolidated operating properties),

ii.
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

	Same-Store				Disposed		Other		Consolidated
(in millions)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	$ Change	% Change
Rental revenue	$182.2	$192.8	$(10.6)	(5.5)%	$1.6	$18.0	$12.1	$34.2	$195.9	$245.0	$(49.1)	(20.0)%
Investment income	—	—	—	—%	—	—	39.9	51.6	39.9	51.6	(11.7)	(22.7)%
Other income	10.8	0.8	10.0	1,250.0%	—	0.1	7.1	15.5	17.9	16.4	1.5	9.1%
Total revenues	193.0	193.6	(0.6)	(0.3)%	1.6	18.1	59.1	101.3	253.7	313.0	(59.3)	(18.9)%

Property operating expenses	81.3	89.5	(8.2)	(9.2)%	0.1	8.5	9.1	15.2	90.5	113.2	(22.7)	(20.1)%
Transaction related costs	—	—	—	—%	—	—	0.4	0.3	0.4	0.3	0.1	33.3%
Marketing, general and administrative	—	—	—	—%	—	—	23.5	25.5	23.5	25.5	(2.0)	(7.8)%
	81.3	89.5	(8.2)	(9.2)%	0.1	8.5	33.0	41.0	114.4	139.0	(24.6)	(17.7)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(32.7)	(49.9)	17.2	(34.5)%
Depreciation and amortization									(95.9)	(69.5)	(26.4)	38.0%
Equity in net loss from unconsolidated joint ventures									(2.2)	(7.5)	5.3	(70.7)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									—	59.0	(59.0)	(100.0)%
Purchase price and other fair value adjustments									—	67.6	(67.6)	(100.0)%
Gain (loss) on sale of real estate, net									64.9	—	64.9	100%
Loan loss and other investment reserves, net of recoveries									(6.8)	—	(6.8)	100.0%
Net income									$66.6	$173.7	$(107.1)	(61.7)%

Rental Revenue
Rental revenues decreased primarily due to our Disposed Properties ($16.4 million), Credit Suisse vacating its space at One Madison Avenue in January 2020 pursuant to an agreement to terminate its lease early so the property can be redeveloped ($12.7 million), lower contribution from our Same-Store properties ($10.6 million) driven by reserves against billed tenant receivables and straight-line rent, and increased vacancy at 625 Madison Avenue, which is expected to be redeveloped ($9.1 million).
The following table presents a summary of the commenced leasing activity for the three months ended June 30, 2020 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,384,273
Space which became available during the period (3)
• Office	104,129
• Retail	17,694
• Storage	1,689
	123,512
Total space available	1,507,785
Leased space commenced during the period:
• Office(4)	107,646	113,992	$80.52	$71.52	$79.14	5.4	14.8
• Retail	6,565	6,426	$54.31	$95.21	$—	6.1	2.4
• Storage	—	—	$—	$—	$—	—	—
Total leased space commenced	114,211	120,418	$79.12	$73.58	$74.91	5.4	14.2

Total available space at end of period	1,393,574

Early renewals
• Office	175,085	202,333	$74.56	$74.62	$4.46	4.8	3.9
• Retail	—	—	$—	$—	$—	—	—
• Storage	2,737	2,548	$47.72	$35.02	$—	1.5	2.0
Total early renewals	177,822	204,881	$74.22	$74.12	$4.41	4.7	3.9

Total commenced leases, including replaced previous vacancy
• Office		316,325	$76.71	$73.84	$31.37	5.0	7.8
• Retail		6,426	$54.31	$95.21	$—	6.1	2.4
• Storage		2,548	$47.72	$35.02	$—	1.5	2.0
Total commenced leases		325,299	$76.04	$73.98	$30.51	5.0	7.7

(1)	Annual initial base rent.

(2)	Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $78.32 per rentable square feet for 67,490 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $75.50 per rentable square feet for 269,823 rentable square feet.

Investment Income
For the three months ended June 30, 2020, investment income decreased primarily as a result of a decrease in the weighted average balance and weighted average yield of our debt and preferred equity investments. For the three months ended June 30, 2020, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.6 billion and 8.4%, respectively, compared to $2.2 billion and 9.0%, respectively, for the same period in 2019.
Other Income
Other income increased primarily due to higher lease termination income for the three months ended June 30, 2020 as compared to the same period in 2019 ($9.6 million). This was partially offset by $3.4 million of promote income recognized from the sale of 521 Fifth Avenue in the second quarter of 2019.
Property Operating Expenses
Property operating expenses decreased primarily due to a reduction in variable operating expenses, such as utilities, cleaning, and security, at our Same-Store properties ($10.9 million) as a result of lower physical occupancy at the properties during the quarter and decreased operating expenses and real estate taxes at our Disposed properties ($4.6 million and $3.9 million, respectively) and 625 Madison Avenue ($1.8 million and $2.5 million, respectively). This was partially offset by increased real estate taxes at our Same-Store properties ($2.4 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $23.5 million for the three months ended June 30, 2020, compared to $25.5 million for the same period in 2019 due to reduced compensation expense.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily due to the repayments of $250.0 million of senior unsecured notes and the 2017 master repurchase agreement in 2020, the sale of 315 West 33rd Street - "The Olivia", and a significant decrease in average LIBOR rates during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. These reductions were partially offset by a higher average outstanding balance on the unsecured revolving credit facility. The weighted average consolidated debt balance outstanding was $6.2 billion for the three months ended June 30, 2020, compared to $6.1 billion for the three months ended June 30, 2019. The weighted average consolidated interest rate was 2.77% for the three months ended June 30, 2020, as compared to 4.07% for the three months ended June 30, 2019.
Depreciation and Amortization
Depreciation and amortization increased primarily due to accelerated depreciation at One Madison Avenue related to the redevelopment ($31.8 million), partially offset by the decreased depreciation and amortization at our disposed properties and properties transferred to redevelopment ($7.4 million).
Equity in Net Loss from Unconsolidated Joint Ventures
Equity in net loss from unconsolidated joint ventures decreased primarily as a result of a tenant-related charge at 280 Park Avenue in 2019 ($3.7 million).
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the three months ended June 30, 2020, we did not sell any joint venture interests or properties. During the three months ended June 30, 2019, we recognized a gain on the sale of our interests in 521 Fifth Avenue ($57.9 million).
Purchase price and other fair value adjustments
During the three months ended June 30, 2020, we did not recognize any purchase price and other fair value adjustments. During the three months ended June 30, 2019, we recorded a purchase price and other fair value adjustment related to our closing on the acquisition of a majority and controlling interest in 410 Tenth Avenue ($67.6 million). This fair value was allocated to the assets and liabilities, including identified intangibles of the property.
Gain (loss) on sale of real estate, net
During the three months ended June 30, 2020, we recognized a gain from the sale of the retail condominium at 609 Fifth Avenue ($65.4 million).
Loan loss and other investment reserves, net of recoveries
During the three months ended June 30, 2020, we recorded $3.4 million of losses related to certain Debt and Preferred Equity investments that were sold and $3.4 million of loan loss and other investment reserves in conjunction with recording other financing receivables at the net amount expected to be collected.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019
The following comparison for the six months ended June 30, 2020, or 2020, to the six months ended June 30, 2019, or 2019, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2019 and still owned by us in the same manner at June 30, 2020 (Same-Store Properties totaled 31 of our 44 consolidated operating properties),

ii.	“Acquisition Properties,” which represents all properties or interests in properties acquired in 2020 and 2019 and all non-
Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,

iii.	"Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2020 and 2019, and

iv.
“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	$ Change	% Change
Rental revenue	$376.4	$382.6	$(6.2)	(1.6)%	$12.9	$36.5	$29.2	$66.0	$418.5	$485.1	$(66.6)	(13.7)%
Investment income	—	—	—	—%	—	—	78.5	101.6	78.5	101.6	(23.1)	(22.7)%
Other income	11.2	1.3	9.9	761.5%	—	4.3	59.8	25.0	71.0	30.6	40.4	132.0%
Total revenues	387.6	383.9	3.7	1.0%	12.9	40.8	167.5	192.6	568.0	617.3	(49.3)	(8.0)%

Property operating expenses	172.6	179.1	(6.5)	(3.6)%	4.8	17.5	20.9	29.5	198.3	226.1	(27.8)	(12.3)%
Transaction related costs	—	—	—	—%	—	—	0.4	0.3	0.4	0.3	0.1	33.3%
Marketing, general and administrative	—	—	—	—%	—	—	43.1	51.5	43.1	51.5	(8.4)	(16.3)%
	172.6	179.1	(6.5)	(3.6)%	4.8	17.5	64.4	81.3	241.8	277.9	(36.1)	(13.0)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(72.7)	(103.1)	30.4	(29.5)%
Depreciation and amortization									(164.2)	(137.8)	(26.4)	19.2%
Equity in net loss from unconsolidated joint ventures									(15.0)	(12.8)	(2.2)	17.2%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									—	76.2	(76.2)	(100.0)%
Purchase price and other fair value adjustments									—	65.6	(65.6)	(100.0)%
Gain (loss) on sale of real estate, net									137.5	(1.0)	138.5	(13,850)%
Loan loss and other investment reserves, net of recoveries									(18.1)	—	(18.1)	100.0%
Net income									$193.7	$226.5	$(32.8)	(14.5)%
Rental Revenue
Rental revenue decreased primarily due to our Disposed Properties ($23.6 million), Credit Suisse vacating its space at One Madison Avenue in January 2020 pursuant to an agreement to terminate its lease early so the property can be redeveloped ($21.8 million), increased vacancy at 625 Madison Avenue, which is expected to be redeveloped ($14.2 million), and lower contribution from our Same-Store properties ($6.2 million) driven by reserves against billed tenant receivables and straight-line rent.

The following table presents a summary of the commenced leasing activity for the six months ended June 30, 2020 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,306,757
Property in redevelopment	(10,695)
Space which became available during the period (3)
• Office	376,173
• Retail	68,905
• Storage	3,111
	448,189
Total space available	1,744,251
Leased space commenced during the period:
• Office(4)	262,312	277,692	$73.86	$72.96	$68.43	5.8	12.8
• Retail	87,943	83,924	$141.09	$81.22	$79.84	9.9	13.9
• Storage	422	422	$58.58	$56.87	$—	—	1.0
Total leased space commenced	350,677	362,038	$89.43	$74.88	$70.99	6.8	13.1

Total available space at end of period	1,393,574

Early renewals
• Office	279,964	205,094	$74.43	$74.50	$4.68	4.7	3.9
• Retail	67,394	2,740	$121.84	$125.53	$—	—	1.0
• Storage	13,745	4,982	$41.51	$40.73	$—	2.7	7.2
Total early renewals	361,103	212,816	$74.27	$74.37	$4.51	3.0	7.2

Total commenced leases, including replaced previous vacancy
• Office		482,786	$74.11	$73.74	$41.35	5.4	9.0
• Retail		86,664	$85.05	$83.09	$18.47	10.5	14.7
• Storage		5,404	$42.84	$41.99	$—	2.5	6.7
Total commenced leases		574,854	$74.38	$74.65	$32.83	6.0	10.0

(1)	Annual initial base rent.

(2)	Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $71.72 per rentable square feet for 201,252 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $73.09 per rentable square feet for 406,346 rentable square feet.

Investment Income
For the six months ended June 30, 2020, investment income decreased primarily as a result of a decrease in the weighted average balance and weighted average yield of our debt and preferred equity investments. For the six months ended June 30, 2020 and 2019, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.7 billion and 8.3%, respectively, compared to $2.2 billion and 8.9%, respectively.
Other Income
Other income increased primarily due to higher lease termination income for the six months ended June 30, 2020 as compared to the same period in 2019 ($46.2 million). This was partially offset by $3.4 million of promote income recognized from the sale of 521 Fifth Avenue in the second quarter of 2019 and lower asset management fee revenue of $2.6 million for the six months ended June 30, 2020.

Property Operating Expenses
Property operating expenses decreased primarily due to a reduction in variable operating expenses, such as utilities, cleaning, and security, at our Same-Store Properties ($11.3 million) as a result of lower physical occupancy at the properties during the quarter, and decreased operating expenses and real estate taxes at our Disposed Properties ($7.7 million and $5.0 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $43.1 million for the six months ended June 30, 2020, compared to $51.5 million for the same period in 2019 due to reduced compensation expense.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily due to the repayments of $250.0 million of senior unsecured notes and the 2017 master repurchase agreement in 2020, the sale of 315 West 33rd Street - "The Olivia", and significant a decrease in average LIBOR rates during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These reductions were partially offset by a higher average outstanding balance on the unsecured revolving credit facility. The weighted average consolidated debt balance outstanding was $6.2 billion for the six months ended June 30, 2020, compared to $6.0 billion for the six months ended June 30, 2019. The consolidated weighted average interest rate was 3.20% for the six months ended June 30, 2020, as compared to 4.06% for the six months ended June 30, 2019.
Depreciation and Amortization
Depreciation and amortization increased primarily due to accelerated depreciation at One Madison Avenue related to the redevelopment ($29.1 million) and depreciation and amortization at our same-store properties ($12.5 million), partially offset by the decreased depreciation and amortization at our disposed properties and properties transferred to redevelopment ($12.5 million).
Equity in Net Loss from Unconsolidated Joint Ventures
Equity in net loss from unconsolidated joint ventures increased primarily as a result of depreciation expense at our unconsolidated joint venture properties ($7.1 million). This was partially offset by an increase resulting from a tenant-related charge at 280 Park Avenue in 2019 ($3.7 million)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the six months ended June 30, 2020, we recognized a gain on the sale of our interests in 521 5th Avenue ($57.4 million) and 131 Spring Street ($16.7 million). During the six months ended June 30, 2019, we recognized a gain on the sale of our interests in 521 5th Avenue ($57.9 million).
Purchase price and other fair value adjustments
During the six months ended June 30, 2020, the Company sold a 49% interest in 115 Spring Street to a private investor. The transaction resulted in the deconsolidation of our remaining 51% interest. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $3.8 million.
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
Gain (loss) on sale of real estate, net
During the six months ended June 30, 2020, we recognized gains from the sales of 315 West 33rd Street - "The Olivia" ($72.3 million) and the retail condominium at 609 Fifth Avenue ($65.4 million).
Loan loss and other investment reserves, net of recoveries
During the six months ended June 30, 2020, we recorded $3.4 million of losses related to certain Debt and Preferred Equity investments that were sold and $14.7 million of loan loss and other investment reserves in conjunction with recording Debt and Preferred Equity Investments and other financing receivables at the net amount expected to be collected.
Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, share repurchases, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness and for debt and preferred equity investments will include:

(1)	Cash flow from operations;

(2)	Cash on hand;

(3)	Net proceeds from divestitures of properties and redemptions, participations, dispositions and repayments of debt and preferred equity investments;

(4)	Borrowings under the revolving credit facility;

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
As of the date of this filing, we have collected gross tenant billings for the second quarter of 2020 of 91.1% overall, including 96.0% from office tenants and 70.2% from retail tenants. As of the date of this filing, we have collected gross tenant billings for July of 89.3% overall, including 94.2% from office tenants and 62.7% from retail tenants.
The combined aggregate principal maturities of our property mortgages and other loans payable, Master Repurchase Agreement ("MRA") and Federal Home Loan Bank of New York ("FHLB") facilities, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2020 were as follows (in thousands):

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Property mortgages and other loans	$21,138	$215,513	$627,712	$567,288	$278,768	$616,873	$2,327,292
MRA and FHLB facilities	25,000	35,000	—	—	—	—	60,000
Corporate obligations	—	350,000	800,000	2,250,000	200,000	200,000	3,800,000
Joint venture debt-our share	111,651	985,979	268,952	311,436	617,022	1,934,974	4,230,014
Total	$157,789	$1,586,492	$1,696,664	$3,128,724	$1,095,790	$2,751,847	$10,417,306
As of June 30, 2020, we had liquidity of $1.6 billion, comprised of $0.6 billion of availability under our revolving credit facility and $1.0 billion of consolidated cash on hand, inclusive of $27.3 million of marketable securities and excluding $111.2 million representing our share of cash at unconsolidated joint venture properties. We expect to generate positive cash flow from operations for the foreseeable future. We may also seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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

Cash, restricted cash, and cash equivalents were $1.1 billion and $241.1 million at June 30, 2020 and 2019, respectively, representing an increase of $860.1 million. The increase was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$224,305	$217,915	$6,390
Net cash provided by (used in) investing activities	$403,819	$(466,404)	$870,223
Net cash provided by financing activities	$231,729	$210,523	$21,206
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$175,497
Capital expenditures and capitalized interest	(90,284)
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	228
Joint venture investments	79,129
Distributions from joint ventures	30,850
Proceeds from sales of real estate/partial interest in property	111,294
Debt and preferred equity and other investments	563,509
Increase in net cash provided by investing activities	$870,223
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $93.0 million for the six months ended June 30, 2019 to $183.3 million for the six months ended June 30, 2020.
We generally fund our investment activity through the sale of real estate, the sale of debt and preferred equity investments, property-level financing, our credit facilities, our MRA facility, our FHLB facility, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.
During the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$549,844
Repayments of our debt obligations	(268,165)
Net distribution to noncontrolling interests	7,635
Other financing activities	(6,057)
Proceeds from stock options exercised and DRSPP issuance	101
Repurchase of common stock	(242,735)
Redemption of preferred stock	(44,658)
Acquisition of subsidiary interest from noncontrolling interest	24,255
Dividends and distributions paid	986
Increase in net cash provided by financing activities	$21,206
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2020, 73,674,509 shares of common stock and no shares of excess stock were issued and outstanding.

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
At June 30, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
Six months ended June 30, 2020 (1)	5,600,670	$64.42	28,284,163

(1)	Includes 179,212 shares of common stock repurchased by the Company in June 2020 that were settled in July 2020.
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the six months ended June 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock issued	3,902	2,455	5,679	2,995
Dividend reinvestments/stock purchases under the DRSPP	$198	$216	$364	$263
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of June 30, 2020, 3.2 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the six months ended June 30, 2020, 15,276 phantom stock units and 8,156 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million and $2.0 million during the three and six months ended June 30, 2020, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.1 million during the three and six months ended June 30, 2019, respectively, related to the Deferred Compensation Plan.
As of June 30, 2020, there were 135,299 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2020 and December 31, 2019, (amounts in thousands).

Debt Summary:	June 30, 2020	December 31, 2019
Balance
Fixed rate	$2,029,743	$2,536,286
Variable rate—hedged	1,350,000	1,000,000
Total fixed rate	3,379,743	3,536,286
Total variable rate	2,809,915	2,018,434
Total debt	$6,189,658	$5,554,720

Debt, preferred equity, and other investments subject to variable rate	486,999	618,885
Net exposure to variable rate debt	2,322,916	1,399,549

Percent of Total Debt:
Fixed rate	54.6%	63.7%
Variable rate (1)	45.4%	36.3%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	3.72%	4.05%
Variable rate	2.46%	3.93%
Effective interest rate	2.77%	3.85%

(1)
Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rate, the percent of total debt of our net exposure to variable rate debt was 40.7% and 28.4% as of June 30, 2020 and December 31, 2019, respectively.

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.16% and 1.76% at June 30, 2020 and December 31, 2019, respectively). Our consolidated debt at June 30, 2020 had a weighted average term to maturity of 3.09 years.
Certain of our debt and equity investments and other investments, with carrying values of $0.5 billion at June 30, 2020 and $0.6 billion at December 31, 2019, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 40.7% and 28.4%, respectively.
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of June 30, 2020, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of June 30, 2020, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company.
At June 30, 2020, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of June 30, 2020, the facility fee was 20 basis points.

As of June 30, 2020, we had $26.0 million of outstanding letters of credit, $950.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $550.0 million under the 2017 credit facility. At June 30, 2020 and December 31, 2019, the revolving credit facility had a carrying value of $944.3 million and $234.0 million, respectively, net of deferred financing costs. At June 30, 2020 and December 31, 2019, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2020 and December 31, 2019, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of June 30, 2020, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $22.0 million and would increase our share of joint venture annual interest cost by $19.0 million. At June 30, 2020, 39.9% of our $1.2 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $3.4 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of June 30, 2020 bore interest based on a spread of LIBOR plus 17 basis points to LIBOR plus 340 basis points.
Contractual Obligations
Refer to our 2019 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended June 30, 2020.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. A majority of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2020, we expect to incur $58.6 million of recurring capital expenditures on existing consolidated properties and $135.1 million of development or redevelopment expenditures on existing consolidated properties, of which $79.7 million will be funded by construction financing facilities. We expect our share of capital expenditures at our joint venture properties will be $259.2 million, of which $217.6 million will be funded by construction financing facilities. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
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
Any dividend we pay may be in the form of cash, stock or a combination thereof, subject to IRS limitations on the use of stock for dividends. Additionally, if our REIT taxable income in a particular year exceeds the amount of cash dividends we pay in that year, we may pay stock dividends in order to maintain our REIT status and avoid certain REIT-level taxes.
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

FFO for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to SL Green common stockholders	$56,444	$161,103	$171,245	$204,895
Add:
Depreciation and amortization	95,941	69,461	164,220	137,804
Joint venture depreciation and noncontrolling interest adjustments	45,107	49,903	101,425	97,528
Net income attributable to noncontrolling interests	4,093	6,172	10,002	8,687
Less:
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	59,015	—	76,181
Gain (loss) on sale of real estate, net	64,884	—	137,520	(1,049)
Purchase price and other fair value adjustments	—	67,631	—	65,590
Depreciation on non-rental real estate assets	609	746	1,259	1,453
Funds from Operations attributable to SL Green common stockholders	$136,092	$159,247	$308,113	$306,739
Cash flows provided by operating activities	$182,279	$155,602	$224,305	$217,915
Cash flows provided by (used in) investing activities	$533,237	$(174,561)	$403,819	$(466,404)
Cash flows (used in) provided by financing activities	$(235,255)	$(35,605)	$231,729	$210,523
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York City real estate market in particular;

•	the effect of the on-going COVID-19 pandemic and the duration of the impact it will have on our business and the industry as a whole;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions, development and redevelopment, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants or borrowers;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to comply with financial covenants in our debt instruments;

•	our ability to maintain our status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the threat of terrorist attacks;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and

•
legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.

Other factors and risks to our business, many of which are beyond our control, are described in other sections of this report and in our other filings with the SEC. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2019 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2019.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of June 30, 2020, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of June 30, 2020 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, other than the addition of the following risk factor:
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
At June 30, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
Six months ended June 30, 2020 (1)	5,600,670	$64.42	28,284,163

(1)	Includes 179,212 shares of common stock repurchased by the Company in June 2020 that were settled in July 2020.
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

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: August 10, 2020	By:	Matthew J. DiLiberto Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	August 10, 2020
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	August 10, 2020
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	August 10, 2020
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	August 10, 2020
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	August 10, 2020
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	August 10, 2020
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	August 10, 2020
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	August 10, 2020
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	August 10, 2020
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	August 10, 2020
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: August 10, 2020		Matthew J. DiLiberto Chief Financial Officer