Form 10-Q
period 2020-09-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2020-11-06
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
As of November 4, 2020, 72,569,561 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of November 4, 2020, 1,025,366 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of September 30, 2020 the Company owns 94.77% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2020, noncontrolling investors held, in aggregate, a 5.23% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:
•Combined reports enhance investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•Combined reports eliminate duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company's disclosure applies to both the Company and the Operating Partnership; and
•Combined reports create time and cost efficiencies through the preparation of one combined report instead of two separate reports.
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:
•consolidated financial statements;
•the following notes to the consolidated financial statements:
◦Note 11, Noncontrolling Interests on the Company’s Consolidated Financial Statements;
◦Note 12, Stockholders' Equity of the Company;
◦Note 13, Partners' Capital of the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,639,118	$1,751,544
Building and improvements	5,483,155	5,154,990
Building leasehold and improvements	1,442,251	1,433,793
Right of use asset - financing leases	75,711	47,445
Right of use asset - operating leases	381,255	396,795
	9,021,490	8,784,567
Less: accumulated depreciation	(2,260,247)	(2,060,560)
	6,761,243	6,724,007
Assets held for sale	—	391,664
Cash and cash equivalents	221,404	166,070
Restricted cash	83,045	75,360
Investments in marketable securities	27,734	29,887
Tenant and other receivables	72,806	43,968
Related party receivables	31,936	21,121
Deferred rents receivable	304,673	283,011
Debt and preferred equity investments, net of discounts and deferred origination fees of $12,031 and $14,562 and allowances of $19,010 and $1,750 in 2020 and 2019, respectively	1,153,363	1,580,306
Investments in unconsolidated joint ventures	2,946,673	2,912,842
Deferred costs, net	206,289	205,283
Other assets	514,873	332,801
Total assets (1)	$12,324,039	$12,766,320
Liabilities
Mortgages and other loans payable, net	$2,391,744	$2,183,253
Revolving credit facility, net	184,840	234,013
Unsecured term loans, net	1,494,793	1,494,024
Unsecured notes, net	1,247,795	1,496,847
Accrued interest payable	23,438	22,148
Other liabilities	306,077	177,080
Accounts payable and accrued expenses	152,983	166,905
Deferred revenue	117,615	114,052
Lease liability - financing leases	174,983	44,448
Lease liability - operating leases	358,419	381,671
Dividend and distributions payable	25,486	79,282
Security deposits	56,212	62,252
Liabilities related to assets held for sale	—	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,634,385	6,555,975

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
Commitments and contingencies
Noncontrolling interests in Operating Partnership	353,480	409,862
Preferred units	202,169	283,285

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2020 and December 31, 2019	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 74,095 and 80,257 issued and outstanding at September 30, 2020 and December 31, 2019, respectively (including 1,055 and 1,055 shares held in treasury at September 30, 2020 and December 31, 2019, respectively)	741	803
Additional paid-in-capital	3,998,516	4,286,395
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive loss	(76,200)	(28,485)
Retained earnings	1,035,172	1,084,719
Total SL Green stockholders' equity	5,056,112	5,441,315
Noncontrolling interests in other partnerships	77,893	75,883
Total equity	5,134,005	5,517,198
Total liabilities and equity	$12,324,039	$12,766,320

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $375.9 million and $205.2 million of land, $1.4 billion and $481.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $61.7 million of right of use assets, $296.3 million and $17.6 million of accumulated depreciation, $322.8 million and $169.5 million of other assets included in other line items, $510.7 million and $457.1 million of real estate debt, net, $1.1 million and $1.2 million of accrued interest payable, $58.4 million and $57.7 million of lease liabilities, and $48.9 million and $43.7 million of other liabilities included in other line items as of September 30, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue, net	$195,515	$248,028	$614,032	$733,105
Investment income	22,988	51,518	101,464	153,167
Other income	31,341	14,088	102,350	44,641
Total revenues	249,844	313,634	817,846	930,913
Expenses
Operating expenses, including related party expenses of $2,801 and $9,289 in 2020 and $5,460 and $13,575 in 2019	45,910	59,847	140,673	175,862
Real estate taxes	43,522	49,626	131,805	143,008
Operating lease rent	6,973	8,295	22,171	24,891
Interest expense, net of interest income	23,536	48,112	91,100	145,797
Amortization of deferred financing costs	3,151	3,112	8,312	8,566
Depreciation and amortization	92,516	70,464	256,736	208,268
Loan loss and other investment reserves, net of recoveries	8,957	—	27,018	—
Transaction related costs	45	44	483	360
Marketing, general and administrative	23,602	23,841	66,682	75,300
Total expenses	248,212	263,341	744,980	782,052

Equity in net loss from unconsolidated joint ventures	(432)	(9,864)	(15,445)	(22,644)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	—	—	76,181
Purchase price and other fair value adjustments	—	3,799	—	69,389
Gain on sale of real estate, net	26,104	3,541	163,624	2,492
Depreciable real estate reserves and impairment	(6,627)	(7,047)	(6,627)	(7,047)
Net income	20,677	40,722	214,418	267,232
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(802)	(1,719)	(10,073)	(12,306)
Noncontrolling interests in other partnerships	(414)	624	(1,145)	2,524
Preferred units distributions	(1,864)	(2,732)	(6,883)	(8,185)
Net income attributable to SL Green	17,597	36,895	196,317	249,265
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net income attributable to SL Green common stockholders	$13,859	$33,157	$185,104	$238,052

Basic earnings per share	$0.19	$0.40	$2.44	$2.87
Diluted earnings per share	$0.19	$0.40	$2.44	$2.87

Basic weighted average common shares outstanding	73,020	82,292	75,521	82,855
Diluted weighted average common shares and common share equivalents outstanding	77,491	86,714	80,085	87,309
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$20,677	$40,722	$214,418	$267,232
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	6,099	(12,574)	(48,227)	(59,680)
Increase (decrease) in unrealized value of marketable securities	389	230	(2,152)	1,571
Other comprehensive income (loss)	6,488	(12,344)	(50,379)	(58,109)
Comprehensive income	27,165	28,378	164,039	209,123
Net income attributable to noncontrolling interests and preferred units distributions	(3,080)	(3,827)	(18,101)	(17,967)
Other comprehensive (income) loss attributable to noncontrolling interests	(317)	607	2,664	2,869
Comprehensive income attributable to SL Green	$23,768	$25,158	$148,602	$194,025

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	79,202	$803	$4,286,395	$(124,049)	$(28,485)	$1,084,719	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326							(39,184)		(39,184)
Balance at January 1, 2020	$221,932	79,202	$803	$4,286,395	$(124,049)	$(28,485)	$1,045,535	$75,883	$5,478,014
Net income (loss)							178,720	731	179,451
Acquisition of subsidiary interest from noncontrolling interest				(3,123)				1,587	(1,536)
Other comprehensive loss						(53,886)			(53,886)
Preferred dividends							(7,475)		(7,475)
DRSPP proceeds		6		364					364
Conversion of units in the Operating Partnership for common stock		101	1	8,743					8,744
Reallocation of noncontrolling interest in the Operating Partnership							31,144		31,144
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)		13,493					13,493
Repurchases of common stock		(5,601)	(56)	(283,981)			(76,831)		(360,868)
Contributions to consolidated joint venture interests								8,185	8,185
Cash distributions to noncontrolling interests								(596)	(596)
Cash distributions declared ($1.180 per common share, none of which represented a return of capital for federal income tax purposes)							(89,272)		(89,272)
Balance at June 30, 2020	$221,932	73,675	$748	$4,021,891	$(124,049)	$(82,371)	$1,081,821	$85,790	$5,205,762
Net income							17,597	414	18,011
Acquisition of subsidiary interest from noncontrolling interest				—				—	—
Other comprehensive income						6,171			6,171
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		4		202					202
Conversion of units in the Operating Partnership for common stock		—	—	—					—
Reallocation of noncontrolling interest in the Operating Partnership							4,109		4,109
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		3	—	7,543					7,543
Repurchases of common stock		(642)	(7)	(31,120)			—		(31,127)
Contributions to consolidated joint venture interests								4,219	4,219
Cash distributions to noncontrolling interests								(12,530)	(12,530)
Cash distributions declared ($0.885 per common share, none of which represented a return of capital for federal income tax purposes)							(64,617)		(64,617)
Balance at September 30, 2020	$221,932	73,040	$741	$3,998,516	$(124,049)	$(76,200)	$1,035,172	$77,893	$5,134,005

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	83,684	$847	$4,508,685	$(124,049)	$15,108	$1,278,998	$46,334	$5,947,855
Net income							212,370	(1,900)	210,470
Acquisition of subsidiary interest from noncontrolling interest				(515)				(25,276)	(25,791)
Other comprehensive loss						(43,503)			(43,503)
Preferred dividends							(7,475)		(7,475)
DRSPP proceeds		3		263					263
Conversion of units in the Operating Partnership for common stock		5		446					446
Reallocation of noncontrolling interest in the Operating Partnership							(14,028)		(14,028)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(17)		10,533					10,533
Repurchases of common stock		(1,265)	(12)	(68,203)			(41,098)		(109,313)
Contributions to consolidated joint venture interests								50,692	50,692
Cash distributions to noncontrolling interests								(271)	(271)
Cash distributions declared ($1.70 per common share, none of which represented a return of capital for federal income tax purposes)							(140,377)		(140,377)
Balance at June 30, 2019	$221,932	82,410	$835	$4,451,209	$(124,049)	$(28,395)	$1,288,390	$69,579	$5,879,501
Net income							36,895	(624)	36,271
Acquisition of subsidiary interest from noncontrolling interest				(54)					(54)
Other comprehensive loss						(11,737)			(11,737)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds				39					39
Conversion of units in the Operating Partnership for common stock				25					25
Reallocation of noncontrolling interest in the Operating Partnership							(1,481)		(1,481)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		21		5,948					5,948
Repurchases of common stock		(916)	(9)	(49,500)			(25,022)		(74,531)
Contributions to consolidated joint venture interests								2,404	2,404
Cash distributions to noncontrolling interests								(207)	(207)
Cash distributions declared ($0.85 per common share, none of which represented a return of capital for federal income tax purposes)							(69,140)		(69,140)
Balance at September 30, 2019	$221,932	81,515	$826	$4,407,667	$(124,049)	$(40,132)	$1,225,904	$71,152	$5,763,300

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$214,418	$267,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,048	216,834
Equity in net loss from unconsolidated joint ventures	15,445	22,644
Distributions of cumulative earnings from unconsolidated joint ventures	576	648
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	—	(76,181)
Purchase price and other fair value adjustments	—	(69,389)
Depreciable real estate reserves and impairment	6,627	7,047
Gain on sale of real estate, net	(163,624)	(2,492)
Loan loss reserves and other investment reserves, net of recoveries	27,018	—
Deferred rents receivable	(3,459)	(10,005)
Non-cash lease expense	9,735	10,255
Other non-cash adjustments	14,874	(11,766)
Changes in operating assets and liabilities:
Tenant and other receivables	(43,069)	(7,564)
Related party receivables	4,195	8,921
Deferred lease costs	(12,472)	(38,542)
Other assets	(55,301)	(47,139)
Accounts payable, accrued expenses, other liabilities and security deposits	43,256	18,737
Deferred revenue	13,206	18,255
Change in lease liability - operating leases	(8,530)	(8,062)
Net cash provided by operating activities	327,943	299,433
Investing Activities
Acquisitions of real estate property	(86,846)	(261,596)
Additions to land, buildings and improvements	(281,651)	(150,742)
Acquisition deposits and deferred purchase price	—	(228)
Investments in unconsolidated joint ventures	(39,724)	(114,050)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	104,300	62,576
Net proceeds from disposition of real estate/joint venture interest	333,037	138,948
Other investments	(3,921)	(2,491)
Origination of debt and preferred equity investments	(353,797)	(555,951)
Repayments or redemption of debt and preferred equity investments	703,625	642,634
Net cash provided by (used in) investing activities	375,023	(240,900)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2020	2019
Financing Activities
Proceeds from mortgages and other loans payable	1,128,775	699,072
Repayments of mortgages and other loans payable	(710,352)	(162,024)
Proceeds from revolving credit facility and senior unsecured notes	1,275,000	1,090,000
Repayments of revolving credit facility and senior unsecured notes	(1,575,000)	(1,255,000)
Proceeds from stock options exercised and DRSPP issuance	566	302
Repurchase of common stock	(381,992)	(175,005)
Redemption of preferred stock	(82,750)	(15,142)
Redemption of OP units	(18,913)	(15,918)
Distributions to noncontrolling interests in other partnerships	(13,126)	(478)
Contributions from noncontrolling interests in other partnerships	12,404	4,873
Acquisition of subsidiary interest from noncontrolling interest	(1,536)	(25,791)
Distributions to noncontrolling interests in the Operating Partnership	(8,857)	(10,993)
Dividends paid on common and preferred stock	(224,147)	(230,804)
Tax withholdings related to restricted share awards	(4,752)	(3,126)
Deferred loan costs	(34,687)	(21,068)
Principal payments of on financing lease liabilities	(580)	—
Net cash used in financing activities	(639,947)	(121,102)
Net increase (decrease) in cash, cash equivalents, and restricted cash	63,019	(62,569)
Cash, cash equivalents, and restricted cash at beginning of year	241,430	279,113
Cash, cash equivalents, and restricted cash at end of period	$304,449	$216,544

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$8,744	$471
Exchange of preferred equity investment for real estate or equity in joint venture	119,497	—
Exchange of debt investment for real estate or equity in joint venture	104,211	—
Issuance of preferred units relating to a real estate acquisition	—	1,000
Tenant improvements and capital expenditures payable	11,993	10,040
Fair value adjustment to noncontrolling interest in the Operating Partnership	35,253	15,509
Deconsolidation of a subsidiary	—	395
Deconsolidation of a subsidiary mortgage	5,593	—
Reversal of assets held for sale	391,664	—
Mortgages assumed in connection with sale of real estate	250,000	—
Seller financed purchases	100,000	—
Debt and preferred equity reserves	4,638	—
Transfer of assets related to assets held for sale	—	403,488
Removal of fully depreciated commercial real estate properties	7,906	6,602
Contribution to consolidated joint venture by noncontrolling interest	—	48,223
Share repurchase payable	10,003	8,839
Recognition of sales-type leases and related lease liabilities	114,974	—
Recognition of right of use assets and related lease liabilities	57,500	389,120

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$221,404	$121,751
Restricted cash	83,045	94,793
Total cash, cash equivalents, and restricted cash	$304,449	$216,544
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,639,118	$1,751,544
Building and improvements	5,483,155	5,154,990
Building leasehold and improvements	1,442,251	1,433,793
Right of use asset - financing leases	75,711	47,445
Right of use asset - operating leases	381,255	396,795
	9,021,490	8,784,567
Less: accumulated depreciation	(2,260,247)	(2,060,560)
	6,761,243	6,724,007
Assets held for sale	—	391,664
Cash and cash equivalents	221,404	166,070
Restricted cash	83,045	75,360
Investments in marketable securities	27,734	29,887
Tenant and other receivables	72,806	43,968
Related party receivables	31,936	21,121
Deferred rents receivable	304,673	283,011
Debt and preferred equity investments, net of discounts and deferred origination fees of $12,031 and $14,562 and allowances of $19,010 and $1,750 in 2020 and 2019, respectively	1,153,363	1,580,306
Investments in unconsolidated joint ventures	2,946,673	2,912,842
Deferred costs, net	206,289	205,283
Other assets	514,873	332,801
Total assets (1)	$12,324,039	$12,766,320
Liabilities
Mortgages and other loans payable, net	$2,391,744	$2,183,253
Revolving credit facility, net	184,840	234,013
Unsecured term loans, net	1,494,793	1,494,024
Unsecured notes, net	1,247,795	1,496,847
Accrued interest payable	23,438	22,148
Other liabilities	306,077	177,080
Accounts payable and accrued expenses	152,983	166,905
Deferred revenue	117,615	114,052
Lease liability - financing leases	174,983	44,448
Lease liability - operating leases	358,419	381,671
Dividend and distributions payable	25,486	79,282
Security deposits	56,212	62,252
Liabilities related to assets held for sale	—	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,634,385	6,555,975
Commitments and contingencies
Limited partner interests in SLGOP (4,027 and 4,196 limited partner common units outstanding at September 30, 2020 and December 31, 2019, respectively)	353,480	409,862
Preferred units	202,169	283,285

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2020	December 31, 2019
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2020 and December 31, 2019	221,932	221,932
SL Green partners' capital (771 and 834 general partner common units and 72,269 and 78,368 limited partner common units outstanding at September 30, 2020 and December 31, 2019, respectively)	4,910,380	5,247,868
Accumulated other comprehensive loss	(76,200)	(28,485)
Total SLGOP partners' capital	5,056,112	5,441,315
Noncontrolling interests in other partnerships	77,893	75,883
Total capital	5,134,005	5,517,198
Total liabilities and capital	$12,324,039	$12,766,320

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: 375.9 million and $205.2 million of land, $1.4 billion and $481.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $61.7 million and $61.7 million of right of use assets, $296.3 million and $17.6 million of accumulated depreciation, $322.8 million and $169.5 million of other assets included in other line items, $510.7 million and $457.1 million of real estate debt, net, $1.1 million and $1.2 million of accrued interest payable, $58.4 million and $57.7 million of lease liabilities, and $48.9 million and $43.7 million of other liabilities included in other line items as of September 30, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue, net	$195,515	$248,028	$614,032	$733,105
Investment income	22,988	51,518	101,464	153,167
Other income	31,341	14,088	102,350	44,641
Total revenues	249,844	313,634	817,846	930,913
Expenses
Operating expenses, including related party expenses of $2,801 and $9,289 in 2020 and $5,460 and $13,575 in 2019	45,910	59,847	140,673	175,862
Real estate taxes	43,522	49,626	131,805	143,008
Operating lease rent	6,973	8,295	22,171	24,891
Interest expense, net of interest income	23,536	48,112	91,100	145,797
Amortization of deferred financing costs	3,151	3,112	8,312	8,566
Depreciation and amortization	92,516	70,464	256,736	208,268
Loan loss and other investment reserves, net of recoveries	8,957	—	27,018	—
Transaction related costs	45	44	483	360
Marketing, general and administrative	23,602	23,841	66,682	75,300
Total expenses	248,212	263,341	744,980	782,052

Equity in net loss from unconsolidated joint ventures	(432)	(9,864)	(15,445)	(22,644)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	—	—	76,181
Purchase price and other fair value adjustments	—	3,799	—	69,389
Gain on sale of real estate, net	26,104	3,541	163,624	2,492
Depreciable real estate reserves and impairment	(6,627)	(7,047)	(6,627)	(7,047)
Net income	20,677	40,722	214,418	267,232
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	(414)	624	(1,145)	2,524
Preferred units distributions	(1,864)	(2,732)	(6,883)	(8,185)
Net income attributable to SLGOP	18,399	38,614	206,390	261,571
Perpetual preferred unit distributions	(3,738)	(3,738)	(11,213)	(11,213)
Net income attributable to SLGOP common unitholders	$14,661	$34,876	$195,177	$250,358

Basic earnings per unit	$0.19	$0.40	$2.44	$2.87
Diluted earnings per unit	$0.19	$0.40	$2.44	$2.87

Basic weighted average common units outstanding	77,049	86,550	79,644	87,138
Diluted weighted average common units and common unit equivalents outstanding	77,491	86,714	80,085	87,309

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$20,677	$40,722	$214,418	$267,232
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	6,099	(12,574)	(48,227)	(59,680)
Increase (decrease) in unrealized value of marketable securities	389	230	(2,152)	1,571
Other comprehensive income (loss)	6,488	(12,344)	(50,379)	(58,109)
Comprehensive income	27,165	28,378	164,039	209,123
Net (income) loss attributable to noncontrolling interests	(414)	624	(1,145)	2,524
Other comprehensive (income) loss attributable to noncontrolling interests	(317)	607	2,664	2,869
Comprehensive income attributable to SLGOP	$26,434	$29,609	$165,558	$214,516

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	79,202	$5,247,868	$(28,485)	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326			(39,184)			(39,184)
Balance at January 1, 2020	$221,932	79,202	$5,208,684	$(28,485)	$75,883	$5,478,014
Net income (loss)			178,720		731	179,451
Acquisition of subsidiary interest from noncontrolling interest			(3,123)		1,587	(1,536)
Other comprehensive loss				(53,886)		(53,886)
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		6	364			364
Conversion of common units		101	8,744			8,744
Reallocation of noncontrolling interests in the operating partnership			31,144			31,144
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)	13,493			13,493
Repurchases of common stock		(5,601)	(360,868)			(360,868)
Contribution to consolidated joint venture interests					8,185	8,185
Cash distributions to noncontrolling interests					(596)	(596)
Cash distributions declared ($1.180 per common unit, none of which represented a return of capital for federal income tax purposes)			(89,272)			(89,272)
Balance at June 30, 2020	$221,932	73,675	$4,980,411	$(82,371)	$85,790	$5,205,762
Net income			17,597		414	18,011
Acquisition of subsidiary interest from noncontrolling interest			—		—	—
Other comprehensive income				6,171		6,171
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		4	202			202
Conversion of common units		—	—			—
Reallocation of noncontrolling interests in the operating partnership			4,109			4,109
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		3	7,543			7,543
Repurchases of common stock		(642)	(31,127)			(31,127)
Contribution to consolidated joint venture interests					4,219	4,219
Cash distributions to noncontrolling interests					(12,530)	(12,530)
Cash distributions declared ($0.885 per common unit, none of which represented a return of capital for federal income tax purposes)			(64,617)			(64,617)
Balance at September 30, 2020	$221,932	73,040	$4,910,380	$(76,200)	$77,893	$5,134,005

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	83,684	$5,664,481	$15,108	$46,334	$5,947,855
Net income			212,370		(1,900)	210,470
Acquisition of subsidiary interest from noncontrolling interest			(515)		(25,276)	(25,791)
Other comprehensive income				(43,503)		(43,503)
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		3	263			263
Conversion of common units		5	446			446
Reallocation of noncontrolling interests in the operating partnership			(14,028)			(14,028)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(17)	10,533			10,533
Repurchases of common stock		(1,265)	(109,313)			(109,313)
Contribution to consolidated joint venture interests					50,692	50,692
Cash distributions to noncontrolling interests					(271)	(271)
Cash distributions declared ($1.70 per common unit, none of which represented a return of capital for federal income tax purposes)			(140,377)			(140,377)
Balance at June 30, 2019	$221,932	82,410	$5,616,385	$(28,395)	$69,579	$5,879,501
Net income			36,895		(624)	36,271
Acquisition of subsidiary interest from noncontrolling interest			(54)			(54)
Other comprehensive income				(11,737)		(11,737)
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		—	39			39
Conversion of common units		—	25			25
Reallocation of noncontrolling interests in the operating partnership			(1,481)			(1,481)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		21	5,948			5,948
Repurchases of common stock		(916)	(74,531)			(74,531)
Contribution to consolidated joint venture interests					2,404	2,404
Cash distributions to noncontrolling interests					(207)	(207)
Cash distributions declared ($0.85 per common unit, none of which represented a return of capital for federal income tax purposes)			(69,140)			(69,140)
Balance at September 30, 2019	$221,932	81,515	$5,510,348	$(40,132)	$71,152	$5,763,300

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$214,418	$267,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265,048	216,834
Equity in net loss from unconsolidated joint ventures	15,445	22,644
Distributions of cumulative earnings from unconsolidated joint ventures	576	648
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	—	(76,181)
Purchase price and other fair value adjustments	—	(69,389)
Depreciable real estate reserves and impairment	6,627	7,047
Gain on sale of real estate, net	(163,624)	(2,492)
Loan loss reserves and other investment reserves, net of recoveries	27,018	—
Deferred rents receivable	(3,459)	(10,005)
Non-cash lease expense	9,735	10,255
Other non-cash adjustments	14,874	(11,766)
Changes in operating assets and liabilities:
Tenant and other receivables	(43,069)	(7,564)
Related party receivables	4,195	8,921
Deferred lease costs	(12,472)	(38,542)
Other assets	(55,301)	(47,139)
Accounts payable, accrued expenses, other liabilities and security deposits	43,256	18,737
Deferred revenue	13,206	18,255
Change in lease liability - operating leases	(8,530)	(8,062)
Net cash provided by operating activities	327,943	299,433
Investing Activities
Acquisitions of real estate property	(86,846)	(261,596)
Additions to land, buildings and improvements	(281,651)	(150,742)
Acquisition deposits and deferred purchase price	—	(228)
Investments in unconsolidated joint ventures	(39,724)	(114,050)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	104,300	62,576
Net proceeds from disposition of real estate/joint venture interest	333,037	138,948
Other investments	(3,921)	(2,491)
Origination of debt and preferred equity investments	(353,797)	(555,951)
Repayments or redemption of debt and preferred equity investments	703,625	642,634
Net cash provided by (used in) investing activities	375,023	(240,900)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Financing Activities
Proceeds from mortgages and other loans payable	1,128,775	699,072
Repayments of mortgages and other loans payable	(710,352)	(162,024)
Proceeds from revolving credit facility and senior unsecured notes	1,275,000	1,090,000
Repayments of revolving credit facility and senior unsecured notes	(1,575,000)	(1,255,000)
Proceeds from stock options exercised and DRSPP issuance	566	302
Repurchase of common units	(381,992)	(175,005)
Redemption of preferred units	(82,750)	(15,142)
Redemption of OP units	(18,913)	(15,918)
Distributions to noncontrolling interests in other partnerships	(13,126)	(478)
Contributions from noncontrolling interests in other partnerships	12,404	4,873
Acquisition of subsidiary interest from noncontrolling interest	(1,536)	(25,791)
Distributions paid on common and preferred units	(233,004)	(241,797)
Tax withholdings related to restricted share awards	(4,752)	(3,126)
Deferred loan costs	(34,687)	(21,068)
Principal payments of on financing lease liabilities	(580)	—
Net cash used in financing activities	(639,947)	(121,102)
Net increase (decrease) in cash, cash equivalents, and restricted cash	63,019	(62,569)
Cash, cash equivalents, and restricted cash at beginning of year	241,430	279,113
Cash, cash equivalents, and restricted cash at end of period	$304,449	$216,544

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$8,744	$471
Exchange of preferred equity investment for real estate or equity in joint venture	119,497	—
Exchange of debt investment for real estate or equity in joint venture	104,211	—
Issuance of preferred units relating to a real estate acquisition	—	1,000
Tenant improvements and capital expenditures payable	11,993	10,040
Fair value adjustment to noncontrolling interest in the Operating Partnership	35,253	15,509
Deconsolidation of a subsidiary	—	395
Deconsolidation of a subsidiary mortgage	5,593	—
Reversal of assets held for sale	391,664	—
Mortgages assumed in connection with sale of real estate	250,000	—
Seller financed purchases	100,000	—
Debt and preferred equity reserves	4,638	—
Transfer of assets related to assets held for sale	—	403,488
Transfer of liabilities related to assets held for sale	—	—
Removal of fully depreciated commercial real estate properties	7,906	6,602
Contribution to consolidated joint venture by noncontrolling interest	—	48,223
Share repurchase payable	10,003	8,839
Recognition of sales-type leases and related lease liabilities	114,974	—
Recognition of right of use assets and related lease liabilities	57,500	389,120

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$221,404	$121,751
Restricted cash	83,045	94,793
Total cash, cash equivalents, and restricted cash	$304,449	$216,544

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2020
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2020, noncontrolling investors held, in the aggregate, a 5.23% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
As of September 30, 2020, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated		Unconsolidated		Total
Location	Property Type	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	18	10,647,191	11	11,841,483	29	22,488,674	93.1%
	Retail	4	44,189	8	289,050	12	333,239	94.0%
	Development/Redevelopment	10	2,908,362	2	1,755,610	12	4,663,972	N/A
	Fee Interest	—	—	1	—	1	—	—%
		32	13,599,742	22	13,886,143	54	27,485,885	93.1%
Suburban	Office	8	1,044,800	—	—	8	1,044,800	85.0%
	Retail	1	52,000	—	—	1	52,000	100.0%
		9	1,096,800	—	—	9	1,096,800	85.7%
Total commercial properties		41	14,696,542	22	13,886,143	63	28,582,685	92.7%
Residential:
Manhattan	Residential	1	82,250	8	1,663,774	9	1,746,024	78.8%
Total residential properties		1	82,250	8	1,663,774	9	1,746,024	78.8%
Total portfolio		42	14,778,792	30	15,549,917	72	30,328,709	91.9%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units.
As of September 30, 2020, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.15 billion, excluding $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2020 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Subsequent Events
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. The pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and possibly longer. This has and may continue to cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in our latest Annual Report on Form 10-K and other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
As of the date of this filing, we have collected gross tenant billings for the third quarter of 2020 of 92.7% overall, including 96.9% from office tenants and 70.2% from retail tenants. As of the date of this filing, we have collected gross tenant billings for the month of October 2020 of 93.0% overall, including 96.4% from office tenants and 72.6% from retail tenants.
In October 2020, the Company, together with its partners, entered into a contract to sell interests in 410 Tenth Avenue for gross consideration of $952.5 million. We currently own 70.9% of the venture. As part of the sale, the venture is retaining a 5% interest through completion of the property's redevelopment. This transaction is expected to close in the fourth quarter of 2020, subject to satisfaction of various closing conditions. At September 30, 2020, we determined that the held for sale criteria was not met for this property as it was not probable that the sale of the asset would be completed within one year.
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
September 30, 2020
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
Investment in Commercial Real Estate Properties
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 years to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 year to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 year to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
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
We recognized $1.6 million and $4.5 million of rental revenue for the three and nine months ended September 30, 2020, respectively, and $1.2 million and $3.6 million of rental revenue for the three and nine months ended September 30, 2019, respectively, for the amortization of aggregate below-market leases in excess of above-market leases.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Identified intangible assets (included in other assets):
Gross amount	$224,221	$255,198
Accumulated amortization	(208,135)	(228,223)
Net(1)	$16,086	$26,975
Identified intangible liabilities (included in deferred revenue):
Gross amount	$273,240	$282,048
Accumulated amortization	(255,879)	(249,514)
Net(1)	$17,361	$32,534
(1)    As of September 30, 2020 and December 31, 2019, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale or liabilities related to assets held for sale.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of September 30, 2020, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
At September 30, 2020 and December 31, 2019, we held the following marketable securities (in thousands):

	September 30, 2020	December 31, 2019
Commercial mortgage-backed securities	$27,734	$29,887
Total marketable securities available-for-sale	$27,734	$29,887
The cost basis of the commercial mortgage-backed securities was $27.5 million at both September 30, 2020 and December 31, 2019. These securities mature at various times through 2035. We held no equity marketable securities as of September 30, 2020 and December 31, 2019.
During the three and nine months ended September 30, 2020, we did not dispose of any marketable securities. During the three and nine months ended September 30, 2019, we did not dispose of any marketable securities.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2020.
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
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
September 30, 2020
(unaudited)
The Company provides its tenants with certain customary services for lease contracts such as common area maintenance and general security. We have elected to combine the non-lease components with the lease components of our operating lease agreements and account for them as a single lease component in accordance with ASC 842.
Tenant and other receivables at September 30, 2020 and December 31, 2019 is shown net of $9.5 million and $2.6 million, respectively, of reserves for recognized receivables. The Company may also have claims to contractual lease payments that were not recorded to income in instances where their collection was not probable.
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
September 30, 2020
(unaudited)
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
During the three months ended September 30, 2020, we recorded no Federal, state and local tax provisions. During the nine months ended September 30, 2020, we recorded Federal, state and local tax provisions of $2.0 million. During the three and nine months ended September 30, 2019, we recorded a Federal, state benefit of $1.0 million and a provision of $0.5 million, respectively.
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
September 30, 2020
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, ViacomCBS Inc., which accounts for 5.5% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at September 30, 2020.
For the three months ended September 30, 2020, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended September 30, 2020
1185 Avenue of the Americas	8.4%
11 Madison Avenue	8.1%
420 Lexington Avenue	7.4%
1515 Broadway	6.3%
220 East 42nd Street	5.9%
280 Park Avenue	5.4%
485 Lexington Avenue	5.0%
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In August 2020, the FASB issued Accounting Standard Update, or "ASU", No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2020-06 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the nine months ended September 30, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide practical expedients for reference rate reform related

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendment most relevant to the Company is how to apply the fair value measurement alternative in Topic 321 when an investor must apply the fair value to an investment under the equity method in Topic 323. The amendment clarifies that an entity should consider observable transactions when considering the fair value of an investment. The guidance is effective for the Company for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this guidance on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.
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
3. Property Acquisitions
The following table summarizes the properties acquired during the nine months ended September 30, 2020:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
762 Madison Avenue (1)	January 2020	Fee Interest	6,109	$29.3
707 Eleventh Avenue	January 2020	Fee Interest	159,720	90.0
126 Nassau Street (2)	January 2020	Leasehold Interest	98,412	—
(1)The Company acquired from our joint venture partner the remaining 10% interest in this property that the Company did not already own.
(2)In January 2020, the Company entered into a 99-year ground lease of 126 Nassau Street. In August 2020, we entered into a partnership with Meritz Alternative Investment as part of the capitalization of this development project. See note 6, "Investments in Unconsolidated Joint Ventures."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of September 30, 2020, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the nine months ended September 30, 2020:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss)(2) (in millions)
315 West 33rd Street - "The Olivia"	March 2020	Fee Interest	492,987	$446.5	$72.3
609 Fifth Avenue Retail Condominium	May 2020	Fee Interest	21,437	168.0	65.4
400 East 58th Street	September 2020	Fee Interest	140,000	62.0	8.3
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The gains on sale for 315 West 33rd Street - "The Olivia" and 609 Fifth Avenue Retail Condominium are net of $6.0 million and $2.0 million, respectively, of employee compensation accrued in connection with the realization of these investment gains. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the nine months ended September 30, 2020 and the twelve months ended December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Balance at beginning of year (1)	$1,580,306	$2,099,393
Debt investment originations/accretion (2)	383,365	652,866
Preferred equity investment originations/accretion (2)	163,821	14,736
Redemptions/sales/syndications/equity ownership/amortization (3)	(956,869)	(1,190,689)
Net change in loan loss reserves	(17,260)	4,000
Balance at end of period (1)	$1,153,363	$1,580,306
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in other assets and other liabilities on the consolidated balance sheets.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
Below is a summary of our debt and preferred equity investments as of September 30, 2020 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Maturity (1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$62,683	$63,425	L + 2.00% - 3.50%	$1,249	$1,250	3.00%	$63,932	$—	2020 - 2022
Junior Mortgage Debt	85,295	96,697	L + 6.00% - 7.25%	32,805	33,000	6.00%	$118,100	542,241	2020 - 2023
Mezzanine Debt	278,726	283,336	L + 4.95% - 14.62%	436,040	447,265	2.90% - 9.30%	$714,766	4,447,803	2020 - 2029
Preferred Equity	—	—	—	256,565	259,431	6.50% - 11.00%	$256,565	1,962,750	2022 - 2027
Balance at end of period	$426,704	$443,458	—	$726,659	$740,946	—	$1,153,363
(1)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
The following table is a rollforward of our total allowance for loan losses for the nine months ended September 30, 2020 and the twelve months ended December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Balance at beginning of year	$1,750	$5,750
Cumulative adjustment upon adoption of ASC 326	27,804	—
Current period provision for loan loss	20,741	—
Write-offs charged against the allowance	(31,285)	(4,000)
Balance at end of period	$19,010	$1,750
At September 30, 2020, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of two investments with a carrying value, net of reserves, of $25.3 million, as discussed in subnotes 6 and 7 of the Debt Investments table below. At December 31, 2019, all debt and preferred equity investments were performing in accordance with their respective terms.
No other financing receivables were 90 days past due at September 30, 2020 and December 31, 2019 with the exception of a $27.7 million financing receivable which was put on nonaccrual in August 2018 as a result of interest default.
As of September 30, 2020, management estimated the weighted average risk rating for our debt and preferred equity investments to be 1.4.
We have determined that we have one portfolio segment of financing receivables at September 30, 2020 and December 31, 2019 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $110.9 million and $131.1 million at September 30, 2020 and December 31, 2019, respectively, for which the Company recorded adjustments upon adoption of ASC 326 of $11.4 million and provisions for loan losses of $0.0 million and $6.3 million for the three and nine months ended September 30, 2020, respectively.
Debt Investments
    As of September 30, 2020 and December 31, 2019, we held the following debt investments with an aggregate weighted average current yield of 6.26% at September 30, 2020 (dollars in thousands):

Loan Type	September 30, 2020 Future Funding Obligations	September 30, 2020 Senior Financing	September 30, 2020 Carrying Value (1)	December 31, 2019 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Mezzanine Loan	$—	$63,750	$56,242	$55,573	October 2020 (3)
Junior Mortgage(4b)	10,000	67,000	32,805	—	January 2021

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)

Loan Type	September 30, 2020 Future Funding Obligations	September 30, 2020 Senior Financing	September 30, 2020 Carrying Value (1)	December 31, 2019 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	280,000	40,458	38,734	August 2022
Mezzanine Loan(5)	—	348,327	225,204	215,737	June 2023
Mezzanine Loan(4a)(6)	—	115,000	13,265	12,950	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Mezzanine Loan	—	—	—	24,952
Mezzanine Loan	—	—	—	30,000
Mezzanine Loan	—	—	—	12,714
Total fixed rate	$10,000	$2,781,827	$476,724	$499,410
Floating Rate Investments:
Junior Mortgage(7)	$—	$40,000	$20,000	$20,000	April 2020
Mezzanine Loan	—	275,000	49,919	49,809	April 2021
Junior Mortgage Participation/Mezzanine Loan	—	60,000	15,724	15,698	July 2021
Mezzanine Loan	7,933	169,540	46,613	41,395	July 2021
Mezzanine Loan	5,329	54,204	23,753	15,743	July 2021
Mezzanine Loan(4c)	—	1,115,000	126,486	222,775	March 2022
Mortgage/Mezzanine Loan	7,425	—	60,116	—	May 2022
Mortgage/Mezzanine Loan	44,000	—	13,987	13,918	December 2022
Mortgage Loan(8)	35,303	375,241	63,899	—	February 2023
Mezzanine Loan	55,033	59,232	18,587	69,839	May 2023
Mortgage/Mezzanine Loan	—	—	—	35,386
Mortgage Loan	—	—	—	19,971
Mortgage Loan	—	—	—	106,473
Mezzanine Loan	—	—	—	51,387
Mortgage/Mezzanine Loan	—	—	—	96,570
Mortgage/Mezzanine Loan	—	—	—	82,696
Total floating rate	$155,023	$2,148,217	$439,084	$841,660
Allowance for loan loss	$—	$—	$(19,010)	$—
Total	$165,023	$4,930,044	$896,798	$1,341,070
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any unexercised extension options.
(3)In October 2020, this loan was extended one year to October 2021.
(4)Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $12.0 million, (b) $66.6 million and (c) $0.4 million.
(5)This loan is on non-accrual at September 30, 2020.
(6)This loan is in default and on non-accrual as of the date of this filing. The Company is in discussions with the borrower.
(7)As of September 30, 2020 this loan was in default and on non-accrual. In October 2020, the Company accepted a purchase in lieu of repayment and marked the assets received and liabilities assumed to fair value.
(8)This loan was sold on October 1, 2020.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
Preferred Equity Investments
As of September 30, 2020 and December 31, 2019, we held the following preferred equity investments with an aggregate weighted average current yield of 9.98% at September 30, 2020 (dollars in thousands):

Type	September 30, 2020 Future Funding Obligations	September 30, 2020 Senior Financing	September 30, 2020 Carrying Value (1)	December 31, 2019 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$1,712,750	$153,196	$98,065	June 2022
Preferred Equity	—	250,000	103,369	—	February 2027
Preferred Equity(3)	—	—	—	142,921
Total Preferred Equity	$—	$1,962,750	$256,565	$240,986
Allowance for loan loss	$—	$—	$—	$(1,750)
Total	$—	$1,962,750	$256,565	$239,236
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual maturity, excluding any unexercised extension options.
(3)In June 2020, we, along with the common member in the investment, amended the partnership documents related to the investment to provide us with more rights over management of the underlying property. This resulted in the investment being accounted for using the equity method. See Note 6, "Investments in Unconsolidated Joint Ventures."
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2020, the book value of these investments was $2.9 billion, net of investments with negative book values totaling $85.8 million for which we have an implicit commitment to fund future capital needs.
As of September 30, 2020 and December 31, 2019, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $136.3 million and $145.9 million as of September 30, 2020 and December 31, 2019, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of September 30, 2020:

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)

Property	Partner	Ownership Interest(1)	Economic Interest(1)	Unaudited Approximate Square Feet
One Vanderbilt	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	—
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218
885 Third Avenue(6)	Private Investor	(6)	100.00%	625,300
126 Nassau Street(7)	Meritz Alternative Investment Management	20.00%	20.00%	98,412
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of September 30, 2020. Changes in ownership or economic interests within the current year are disclosed in the notes below.
(2)The acquisition price represents only the purchase of the 1552 Broadway interest, which comprised approximately 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.
(3)We hold a 32.28% interest in three retail units and one residential unit at the property and a 16.14% interest in three residential units at the property.
(4)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(5)In October 2016, we sold a 49% interest in this property. Our interest in the property was sold within a consolidated joint venture owned 90% by the Company and 10% by Stonehenge. The transaction resulted in the deconsolidation of the venture's remaining 51% interest in the property. Our joint venture with Stonehenge remains consolidated resulting in the combined 51% interest being shown within investments in unconsolidated joint ventures on our balance sheet.
(6)We hold 100% of the preferred equity interest in the property and believe there is no value to the common equity.
(7)In August 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company. As a result of this transaction, we recognized a gain of $17.7 million, which is included in Gain on sale of real estate, net, in our consolidated statements of operations. This gain was calculated in accordance with ASC 842, as the Company identified the lease and non-lease components included in the sublease agreement and allocated the consideration in the agreement to each lease and non-lease component based on each components’ standalone selling price, which was estimated utilizing a combination of the adjusted market assessment and residual approaches as provided for in ASC 606.
Disposition of Joint Venture Interests or Properties
We did not dispose of any investments in unconsolidated joint ventures during the nine months ended September 30, 2020:
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2020 and December 31, 2019, respectively, are as follows (dollars in thousands):

Property	Economic Interest (1)	Initial Maturity Date	Final Maturity Date (2)	Interest Rate (3)	September 30, 2020	December 31, 2019
Fixed Rate Debt:
885 Third Avenue (4)	100.00%	April 2021	April 2021	3.35%	$272,000	$—
717 Fifth Avenue (mortgage)	10.92%	July 2022	July 2022	4.45%	300,000	300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022	July 2022	5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022	October 2022	4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022	October 2022	5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	April 2028	3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	June 2023	5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	March 2025	3.93%	825,204	838,546
11 Madison Avenue	60.00%	September 2025	September 2025	3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	February 2026	3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026	November 2026	3.00%	97,024	97,735
Worldwide Plaza	24.35%	November 2027	November 2027	3.98%	1,200,000	1,200,000
Stonehenge Portfolio (5)	Various	Various	Various	3.50%	195,899	196,112

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)

Property	Economic Interest (1)	Initial Maturity Date	Final Maturity Date (2)	Interest Rate (3)		September 30, 2020	December 31, 2019
Total fixed rate debt						$5,609,455	$5,351,721
Floating Rate Debt:
121 Greene Street	50.00%	November 2020	November 2021	L+	1.50%	$15,000	$15,000
11 West 34th Street	30.00%	January 2021	January 2023	L+	1.45%	23,000	23,000
100 Park Avenue	49.90%	February 2021	February 2021	L+	1.75%	354,087	356,972
280 Park Avenue	50.00%	September 2021	September 2024	L+	1.73%	1,200,000	1,200,000
One Vanderbilt (6)	71.01%	September 2021	September 2023	L+	2.50%	1,094,873	732,928
1552 Broadway	50.00%	October 2021	October 2022	L+	2.65%	195,000	195,000
2 Herald Square	51.00%	November 2021	November 2023	L+	1.45%	214,500	190,000
55 West 46th Street (7)	25.00%	August 2022	August 2024	L+	1.25%	192,524	192,524
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550
126 Nassau Street (8)	20.00%	January 2024	July 2025	L+	1.50%	5,593	—
10 East 53rd Street	55.00%	February 2025	February 2025	L+	1.35%	220,000	170,000
605 West 42nd Street	20.00%	August 2027	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	June 2033	1 Year Treasury+	2.75%	688	712
Total floating rate debt						$4,130,815	$3,691,686
Total joint venture mortgages and other loans payable						$9,740,270	$9,043,407
Deferred financing costs, net						(87,763)	(91,538)
Total joint venture mortgages and other loans payable, net						$9,652,507	$8,951,869
(1)Economic interest represents the Company's interests in the joint venture as of September 30, 2020. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(3)Interest rates as of September 30, 2020, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.
(4)The Company holds 100% of the preferred equity interest in the property and believes that there is no value to the common equity. In August 2020, the servicer asserted certain loan defaults. The venture has determined that the servicer is misinterpreting the loan documents and is contesting the assertion. The servicer has taken no additional action on the loan.
(5)Comprised of three mortgages totaling $132.4 million that mature in April 2028 and two mortgages totaling $63.5 million that mature in July 2029.
(6)This loan is a $1.75 billion construction facility with reductions in interest cost based on meeting conditions, the first of which has been satisfied, and has an initial five-year term with two one-year extension options. Advances under the loan are subject to costs incurred.
(7)This loan has a committed amount of $198.0 million, of which $5.5 million was unfunded as of September 30, 2020.
(8)This loan is a $125.0 million construction facility. Advances under the loan are subject to costs incurred.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.2 million and $6.1 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2020, respectively. We earned $2.4 million and $8.8 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2019, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets (1)
Commercial real estate property, net	$15,045,603	$14,349,628
Cash and restricted cash	326,488	336,189
Tenant and other receivables, related party receivables, and deferred rents receivable	404,138	371,065
Other assets	1,940,540	2,039,429

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)

Total assets	$17,716,769	$17,096,311
Liabilities and equity (1)
Mortgages and other loans payable, net	$9,652,507	$8,951,869
Deferred revenue	1,400,458	1,501,616
Lease liabilities	1,015,477	897,380
Other liabilities	294,972	308,304
Equity	5,353,355	5,437,142
Total liabilities and equity	$17,716,769	$17,096,311
Company's investments in unconsolidated joint ventures	$2,946,673	$2,912,842
(1)The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained, non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018. In addition, at September 30, 2020, $166.8 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$292,929	$286,010	$846,967	$883,977
Operating expenses	44,650	50,759	131,578	153,397
Real estate taxes	56,459	53,321	161,566	159,544
Operating lease rent	6,385	6,713	18,947	18,848
Interest expense, net of interest income	79,723	92,601	245,685	282,917
Amortization of deferred financing costs	5,575	4,436	15,197	14,434
Depreciation and amortization	103,262	100,736	300,700	308,748
Total expenses	296,054	308,566	873,673	937,888
Loss on early extinguishment of debt	—	(1,031)	—	(1,031)
Net loss before gain on sale (1)	$(3,125)	$(23,587)	$(26,706)	$(54,942)
Company's equity in net loss from unconsolidated joint ventures (1)	$(432)	$(9,864)	$(15,445)	$(22,644)
(1)The combined statements of operations and the Company's equity in net loss for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.
7. Deferred Costs
Deferred costs at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred leasing costs	$496,812	$466,136
Less: accumulated amortization	(290,523)	(260,853)
Deferred costs, net	$206,289	$205,283

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at September 30, 2020 and December 31, 2019, respectively, were as follows (dollars in thousands):

Property	Initial Maturity Date	Final Maturity Date (1)	Interest Rate (2)		September 30, 2020	December 31, 2019
Fixed Rate Debt:
100 Church Street	July 2022	July 2022		4.68%	$206,013	$209,296
420 Lexington Avenue	October 2024	October 2040		3.99%	295,355	299,165
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027	February 2027		3.59%	34,773	35,123
762 Madison Avenue (4)					—	771
315 West 33rd Street (5)					—	250,000
400 East 58th Street						39,094
Total fixed rate debt					$1,086,141	$1,383,449
Floating Rate Debt:
133 Greene Street	(6)	(6)	L+	2.00%	$15,523	$15,523
106 Spring Street	January 2021	January 2022	L+	2.50%	38,025	38,025
FHLB Facility	January 2021	January 2021	L+	0.28%	10,000	—
FHLB Facility	January 2021	January 2021	L+	0.23%	15,000	—
FHLB Facility	January 2021	January 2021	L+	0.18%	35,000	—
609 Fifth Avenue	March 2021	March 2024	L+	2.40%	57,651	53,773
185 Broadway (7)	November 2021	November 2023	L+	2.85%	144,448	120,110
712 Madison Avenue	December 2021	December 2022	L+	1.85%	28,000	28,000
220 East 42nd Street	June 2023	June 2025	L+	2.75%	510,000	—
410 Tenth Avenue (8)	August 2023	August 2025	L+	2.25%	434,934	330,819
719 Seventh Avenue	September 2023	September 2023	L+	1.20%	50,000	50,000
2017 Master Repurchase Agreement (9)					—	152,684
FHLB Facility					—	10,000
FHLB Facility					—	15,000
FHLB Facility					—	14,500
Total floating rate debt					$1,338,581	$828,434
Total mortgages and other loans payable					$2,424,722	$2,211,883
Deferred financing costs, net of amortization					(32,978)	(28,630)
Total mortgages and other loans payable, net					$2,391,744	$2,183,253
(1)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of September 30, 2020, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.
(3)The loan is comprised of a $33.9 million mortgage loan and $0.9 million mezzanine loan with a fixed interest rate of 350 basis points and 700 basis points, respectively, for the first five years and is prepayable without penalty at the end of fifth year.
(4)In January 2020, the Company closed on the acquisition of the remaining 10% interest in this property from our joint venture partner. As part of this transaction, the loan was repaid.
(5)In March 2020, the loan was assumed by the buyer in connection with the sale of the property.
(6)This loan matured in August 2020. The Company is in discussions with the lender on resolution.
(7)This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three-year term with two one-year extension options. Advances under the loan are subject to incurred costs and funded equity requirements.
(8)This loan is a $600.0 million construction facility and has an initial three-year term with two one-year extension options. Advances under the loan are subject to incurred costs and funded equity requirements.
(9)In June 2020, we exercised a one-year extension option which extended the maturity date to June 2021. At September 30, 2020, there was no outstanding balance on the $400 million facility.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
At September 30, 2020 and December 31, 2019, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $3.2 billion and $3.3 billion, respectively.
Federal Home Loan Bank of New York ("FHLB") Facility
The Company's wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, is a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga may borrow funds from the FHLBNY in the form of secured advances that bear interest at a floating rate. Unless Congress or the Federal Home Finance Authority extends membership criteria, then on February 19, 2021 Ticonderoga’s membership in FHLB New York will terminate and all advances will need to be repaid by such date. As of September 30, 2020, Ticonderoga had a total of $60.0 million in outstanding secured advances with an average spread of 21 basis points over 30-day LIBOR.
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of September 30, 2020, there have been no margin calls on the 2017 MRA.
In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and is scheduled to mature in June 2021, with a one-year extension option. At September 30, 2020, the facility had no outstanding balance.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of September 30, 2020, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders or other financial institutions.
As of September 30, 2020, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
At September 30, 2020, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2020, the facility fee was 20 basis points.
As of September 30, 2020, we had $26.0 million of outstanding letters of credit, $190.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the 2017 credit facility. At September 30, 2020 and December 31, 2019, the revolving credit facility had a carrying value of $184.8 million and $234.0 million, respectively, net of deferred financing costs. At September 30, 2020 and December 31, 2019, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2020 and December 31, 2019, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2020 Unpaid Principal Balance	September 30, 2020 Accreted Balance	December 31, 2019 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
August 7, 2018 (2) (3)	$350,000	$350,000	$350,000	1.52%	3	August 2021
October 5, 2017 (2)	500,000	499,775	499,695	3.25%	5	October 2022
November 15, 2012 (4)	300,000	302,352	303,142	4.50%	10	December 2022
December 17, 2015 (5)	100,000	100,000	100,000	4.27%	10	December 2025
March 16, 2010 (6)	—	—	250,000
	$1,250,000	$1,252,127	$1,502,837
Deferred financing costs, net		(4,332)	(5,990)
	$1,250,000	$1,247,795	$1,496,847
(1)Interest rate as of September 30, 2020, taking into account interest rate hedges in effect during the period.
(2)Issued by the Operating Partnership with the Company as the guarantor.
(3)The notes are subject to redemption at the Company's option, in whole but not in part, at a redemption price equal to 100% of the principal amount of the notes, plus unpaid accrued interest thereon to the redemption date. In April 2020, the Company entered into $350.0 million of fixed rate interest swaps at a rate of 0.54375% through August 2021.
(4)In October 2017, the Company and the Operating Partnership as co-obligors issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334% of par.
(5)Issued by the Company and the Operating Partnership as co-obligors.
(6)In March 2020, the notes were repaid.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2020 and December 31, 2019, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2020, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Mortgages and Other Loans Payable	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2020	$2,635	$15,523	$—	$—	$—	$—	$18,158	$10,867
2021	10,766	270,474	—	—	—	350,000	631,240	1,444,277
2022	8,779	255,435	—	—	—	800,000	1,064,214	268,952
2023	6,608	994,934	190,000	1,300,000	—	—	2,491,542	311,436
2024	5,294	272,749	—	200,000	—	—	478,043	618,140
Thereafter	1,779	579,746	—	—	100,000	100,000	781,525	1,935,202
	$35,861	$2,388,861	$190,000	$1,500,000	$100,000	$1,250,000	$5,464,722	$4,588,874
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense before capitalized interest	$42,595	$63,607	$144,345	$185,163
Interest on financing leases	2,198	813	6,010	2,425
Interest capitalized	(20,677)	(15,700)	(57,528)	(38,228)
Interest income	(580)	(608)	(1,727)	(3,563)
Interest expense, net	$23,536	$48,112	$91,100	$145,797
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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $0.1 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2019, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $3.0 million and $9.7 million for the three and nine months ended September 30, 2020, respectively, for these services (excluding services provided directly to tenants), and $5.6 million and $14.1 million for the three and nine months ended September 30, 2019, respectively.
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Due from joint ventures	$24,912	$9,352
Other	7,024	11,769
Related party receivables	$31,936	$21,121
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2020 and December 31, 2019, the noncontrolling interest unit holders owned 5.23%, or 4,027,317 units, and 5.03%, or 4,195,875 units, of the Operating Partnership, respectively. As of September 30, 2020, 4,027,317 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2020 and the twelve months ended December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Balance at beginning of period	$409,862	$387,805
Distributions	(8,857)	(14,729)
Issuance of common units	7,976	19,403
Redemption and conversion of common units	(27,657)	(27,962)
Net income	10,073	13,301
Accumulated other comprehensive loss allocation	(2,664)	(2,276)
Fair value adjustment	(35,253)	34,320
Balance at end of period	$353,480	$409,862

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of September 30, 2020:

Issuance	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
3.50% Series A (4)	109,161	109,161	109,161	$35.0000	$1,000.00	$—	August 2015
7.00% Series F	60	60	60	$70.0000	$1,000.00	$29.12	January 2007
4.50% Series G (5)	1,902,000	1,902,000	863,972	$1.1250	$25.00	$88.50	January 2012
3.50% Series K	700,000	563,954	341,677	$0.8750	$25.00	$134.67	August 2014
4.00% Series L	500,000	378,634	372,634	$1.0000	$25.00	—	August 2014
3.75% Series M	1,600,000	1,600,000	96,357	$0.9375	$25.00	—	February 2015
4.00% Series P	200,000	200,000	200,000	$1.0000	$25.00	—	July 2015
3.50% Series Q	268,000	268,000	268,000	$0.8750	$25.00	$148.95	July 2015
3.50% Series R	400,000	400,000	400,000	$0.8750	$25.00	$154.89	August 2015
4.00% Series S	1,077,280	1,077,280	1,077,280	$1.0000	$25.00	—	August 2015
3.50% Series V	40,000	40,000	40,000	$0.8750	$25.00	—	May 2019
Series W (6)	1	1	1	(6)	(6)	—	January 2020
(1)Dividends are cumulative, subject to certain provisions.
(2)Units are redeemable at any time at par for cash at the option of the unitholder unless otherwise specified.
(3)If applicable, units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) the amount shown in the table.
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of September 30, 2020, no Subsidiary Series B Preferred Units have been issued.
(5)Common units of limited partnership interest in the Operating Partnership issued in a conversion may be redeemed in exchange for our common stock on a 1-to-1 basis. The Series G Preferred Units also provide the holder with the right to require the Operating Partnership to repurchase the Series G Preferred Units for cash before January 31, 2022.
(6)The Series W preferred unit was issued in January 2020 in exchange for the then-outstanding Series O preferred unit. The holder of the Series W preferred unit is entitled to quarterly dividends in an amount calculated as (i) 1,350 multiplied by (ii) the current distribution per common unit of limited partnership in SL Green Operating Partnership. The holder has the right to require the Operating Partnership to repurchase the Series W unit for cash, or convert the Series W unit for Class B units, in each case at a price that is determined based on the closing price of the Company's common stock at the time such right is exercised. The unit's liquidation preference is the fair market value of the unit plus accrued distributions at the time of a liquidation event.
Below is a summary of the activity relating to the preferred units in the Operating Partnership for the nine months ended September 30, 2020 and the twelve months ended December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Balance at beginning of period	$283,285	$300,427
Issuance of preferred units	—	1,000
Redemption of preferred units	(82,750)	(18,142)
Accrued dividends on preferred units	1,634	—
Balance at end of period	$202,169	$283,285
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2020, 73,040,291 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
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
At September 30, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
Nine months ended September 30, 2020 (1)	6,243,165	$62.77	28,926,658
(1)    Includes 216,101 shares of common stock repurchased by the Company in September 2020 that were settled in October 2020.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock issued	4,205	490	9,884	3,485
Dividend reinvestments/stock purchases under the DRSPP	$202	$39	$566	$303
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
SL Green's earnings per share for the three and nine months ended September 30, 2020 and 2019 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2020	2019	2020	2019
Basic Earnings:
Income attributable to SL Green common stockholders	$13,859	$33,157	$185,104	$238,052
Less: distributed earnings allocated to participating securities	(333)	(108)	(777)	(325)
Less: undistributed earnings allocated to participating securities	—	—	(141)	(41)
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$13,526	$33,049	$184,186	$237,686
Add back: dilutive effect of earnings allocated to participating securities	333	108	777	325
Add back: undistributed earnings allocated to participating securities	—	—	141	41
Add back: effect of dilutive securities (redemption of units to common shares)	802	1,719	10,073	12,306
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$14,661	$34,876	$195,177	$250,358

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2020	2019	2020	2019
Basic Shares:
Weighted average common stock outstanding	73,020	82,292	75,521	82,855
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,029	4,258	4,123	4,283
Stock-based compensation plans	442	164	441	171
Diluted weighted average common stock outstanding	77,491	86,714	80,085	87,309
The Company has excluded 2,131,606 and 1,779,212 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2020, respectively, as they were anti-dilutive. The Company has excluded 1,317,803 and 1,266,296 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2019, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at September 30, 2020 owned 73,040,291 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of September 30, 2020, limited partners other than SL Green owned 5.23%, or 4,027,317 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2020 and 2019, respectively, are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2020	2019	2020	2019
Basic Earnings:
Income attributable to SLGOP common unitholders	$14,661	$34,876	$195,177	$250,358
Less: distributed earnings allocated to participating securities	(333)	(108)	(777)	(325)
Less: undistributed earnings allocated to participating securities	—	—	(141)	(41)
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$14,328	$34,768	$194,259	$249,992
Add back: dilutive effect of earnings allocated to participating securities	333	108	777	325
Add back: undistributed earnings allocated to participating securities	—	—	141	41
Income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$14,661	$34,876	$195,177	$250,358

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2020	2019	2020	2019
Basic units:
Weighted average common units outstanding	77,049	86,550	79,644	87,138
Effect of Dilutive Securities:
Stock-based compensation plans	442	164	441	171
Diluted weighted average common units outstanding	77,491	86,714	80,085	87,309
The Operating Partnership has excluded 2,131,606 and 1,779,212 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2020, respectively, as they were anti-dilutive. The Operating Partnership has excluded 1,317,803 and 1,266,296 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2019, respectively, as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2020, 3.4 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Stock Options and Class O LTIP Units
Options are granted with an exercise price at the fair market value of the Company's common stock on the date of grant and, subject to employment, generally expire five years or ten years from the date of grant, are not transferable other than on death, and generally vest in one year to five years commencing one year from the date of grant. We have also granted Class O LTIP Units, which are a class of LTIP Units in the Operating Partnership structured to provide economics similar to those of stock options. Class O LTIP Units, once vested, may be converted, at the election of the holder, into a number of common units of the Operating Partnership per Class O LTIP Unit determined by the increase in value of a share of the Company’s common stock at the time of conversion over a participation threshold, which equals the fair market value of a share of the Company’s common stock at the time of grant. Class O LTIP Units are entitled to distributions, subject to vesting, equal per unit to 10% of the per unit distributions paid with respect to the common units of the Operating Partnership. The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information.
There were no options granted during the nine months ended September 30, 2020 or the year ended December 31, 2019.
A summary of the status of the Company's stock options as of September 30, 2020 and December 31, 2019, and changes during the nine months ended September 30, 2020 and year ended December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	1,037,068	$102.36	1,137,017	$103.54
Granted	—	—	—	—
Exercised	—	—	—	—
Lapsed or canceled	(53,700)	111.18	(99,949)	115.81
Balance at end of period	983,368	$101.88	1,037,068	$102.36
Options exercisable at end of period	982,368	$101.88	914,929	$101.69
The remaining weighted average contractual life of the options outstanding was 2.0 years and the remaining average contractual life of the options exercisable was 2.0 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
During the three and nine months ended September 30, 2020, we recognized compensation expense for these options of $0.00 million and $0.03 million, respectively. During the three and nine months ended September 30, 2019, we recognized compensation expense for these options of $0.6 million and $1.8 million, respectively.
As of September 30, 2020, there was $0.01 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.5 years.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of September 30, 2020 and December 31, 2019 and charges during the nine months ended September 30, 2020 and the year ended December 31, 2019, are as follows:

	September 30, 2020	December 31, 2019
Balance at beginning of period	3,566,466	3,452,016
Granted	9,220	126,350
Canceled	(26,043)	(11,900)
Balance at end of period	3,549,643	3,566,466
Vested during the period	132,652	113,259
Compensation expense recorded	$8,528,991	$12,892,249
Total fair value of restricted stock granted during the period	$734,315	$11,131,181
The fair value of restricted stock that vested during the nine months ended September 30, 2020 and the year ended December 31, 2019 was $12.5 million and $12.1 million, respectively. As of September 30, 2020, there was $11.0 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $33.7 million and $58.3 million as of September 30, 2020 and December 31, 2019, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2020, there was $41.8 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 2.0 years.
During the three and nine months ended September 30, 2020, we recorded compensation expense related to bonus, time-based and performance based awards of $6.4 million and $20.4 million, respectively. During the three and nine months ended September 30, 2019, we recorded compensation expense related to bonus, time-based and performance based awards of $3.0 million and $14.0 million, respectively.
For the three and nine months ended September 30, 2020, $0.6 million and $1.7 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and nine months ended September 30, 2019, $0.5 million and $1.4 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
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
During the nine months ended September 30, 2020, 18,167 phantom stock units and 8,285 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million and $2.1 million during the three and nine months ended September 30, 2020, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.2 million during the three and nine months ended September 30, 2019, respectively, related to the Deferred Compensation Plan.
As of September 30, 2020, there were 138,189 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2020, 152,690 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component as of September 30, 2020 (in thousands):

	Net unrealized loss on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2019	$(22,780)	$(7,982)	$2,277	$(28,485)
Other comprehensive loss before reclassifications	(50,038)	(7,954)	(2,047)	(60,039)
Amounts reclassified from accumulated other comprehensive loss	9,120	3,204	—	12,324
Balance at September 30, 2020	$(63,698)	$(12,732)	$230	$(76,200)
(1)Amount reclassified from accumulated other comprehensive loss is included in interest expense in the respective consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized (loss) gain on derivative instrument, was $(0.5) million and $(0.7) million, respectively.
(2)Amount reclassified from accumulated other comprehensive loss is included in equity in net loss from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$27,734	$—	$27,734	$—
Interest rate cap and swap agreements (included in other assets)	$39	$—	$39	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$67,680	$—	$67,680	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29,887	$—	$29,887	$—
Interest rate cap and swap agreements (included in other assets)	$4,419	$—	$4,419	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$29,110	$—	$29,110	$—
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
September 30, 2020
(unaudited)
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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,153,363	(2)	$1,580,306	(2)

Fixed rate debt	$3,338,268	$3,427,731	$3,536,286	$3,642,770
Variable rate debt	2,128,581	2,112,589	2,018,434	2,018,714
	$5,466,849	$5,540,320	$5,554,720	$5,661,484
(1)Amounts exclude net deferred financing costs.
(2)At September 30, 2020, debt and preferred equity investments had an estimated fair value ranging between $1.04 billion and $1.15 billion. At December 31, 2019, debt and preferred equity investments had an estimated fair value ranging between $1.58 billion and $1.74 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2020 and December 31, 2019. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at September 30, 2020 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$100,000	1.928%	December 2017	November 2020	Other Liabilities	$(295)
Interest Rate Swap	100,000	1.934%	December 2017	November 2020	Other Liabilities	(296)
Interest Rate Cap	111,869	3.500%	December 2019	December 2020	Other Assets	—
Interest Rate Cap	85,000	4.000%	March 2019	March 2021	Other Assets	—
Interest Rate Swap	350,000	0.544%	April 2020	August 2021	Other Liabilities	(978)
Interest Rate Cap	510,000	3.000%	June 2020	December 2021	Other Assets	1
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Liabilities	(5,599)
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Liabilities	(2,883)
Interest Rate Cap	600,000	4.000%	August 2020	September 2023	Other Assets	38
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(12,430)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(19,286)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(25,913)
						$(67,641)
No gains or losses on the changes in the fair values were included in interest expense in the consolidated statements of operations during the three months ended September 30, 2020 or 2019. No gains or losses on the changes in the fair values were included in interest expense in the consolidated statements of operations during the nine months ended September 30, 2020 or 2019.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2020, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $68.9 million. As of September 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $70.2 million at September 30, 2020.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $17.7 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $7.4 million of the portion related to

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2020 and 2019, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2020	2019		2020	2019
Interest Rate Swaps/Caps	$(318)	$(10,169)	Interest expense	$(5,162)	$(105)
Share of unconsolidated joint ventures' derivative instruments	(199)	(2,437)	Equity in net loss from unconsolidated joint ventures	(1,454)	(192)
	$(517)	$(12,606)		$(6,616)	$(297)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2020	2019		2020	2019
Interest Rate Swaps/Caps	$(52,808)	$(43,008)	Interest expense	$(9,610)	$886
Share of unconsolidated joint ventures' derivative instruments	(8,375)	(11,963)	Equity in net loss from unconsolidated joint ventures	(3,347)	713
	$(61,183)	$(54,971)		$(12,957)	$1,599

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
18. Rental Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
The components of operating lease revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed lease payments	$171,866	$214,282	$538,601	$641,007
Variable lease payments	21,979	32,581	70,892	88,539
Total lease payments	$193,845	$246,863	$609,493	$729,546
Amortization of acquired above and below-market leases	1,670	1,165	4,539	3,559
Total rental revenue	$195,515	$248,028	$614,032	$733,105
The components of sales-type lease revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss recognized at commencement, net(1)	$(5,973)	$—	$(5,973)	$—
Interest income(2)	484	—	484	—
Total loss recognized on sales-type leases	$(5,489)	$—	$(5,489)	$—
(1)These amounts are included in gain on sale of real estate, net and depreciable real estate reserves and impairment in our consolidated statements of operations.
(2)These amounts are included in other income in our consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
19. Commitments and Contingencies
Legal Proceedings
As of September 30, 2020, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
The table below summarizes our current ground lease arrangements as of September 30, 2020:

Property (1)	Year of Current Expiration	Year of Final Expiration (2)
1185 Avenue of the Americas	2043	2043
625 Madison Avenue	2022	2054
420 Lexington Avenue	2050	2080
711 Third Avenue (3)	2033	2083
461 Fifth Avenue (4)	2027	2084
1055 Washington Blvd, Stamford, Connecticut	2090	2090
1080 Amsterdam Avenue (5)	2111	2111
30 East 40th Street (5)	2114	2114
126 Nassau Street (4)(6)	2119	2119
Other	Various	Various
(1)All leases are classified as operating leases unless otherwise specified.
(2)Reflects exercise of all available renewal options.
(3)The Company owns 50% of the fee interest.
(4)The Company has an option to purchase the ground lease for a fixed price on a specific date. The lease is classified as a financing lease.
(5)A portion of the lease is classified as a financing lease.
(6)In August 2020, the Company entered into a long-term sublease with an unconsolidated joint venture as part of the capitalization of the 126 Nassau Street development project. See Note 6, "Investments in Unconsolidated Joint Ventures."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of September 30, 2020 (in thousands):

	Financing leases	Operating leases (1)
Remaining 2020	$1,974	$7,363
2021	34,885	29,452
2022	5,881	27,148
2023	5,927	24,844
2024	5,999	24,863
2025	6,266	24,962
Thereafter	1,018,013	618,326
Total minimum lease payments	$1,078,945	$756,958
Amount representing interest	(903,962)
Amount discounted using incremental borrowing rate		(398,539)
Lease liabilities	$174,983	$358,419
(1)As of September 30, 2020, the total future minimum payments to be received under non-cancelable subleases is $1.7 billion.
The following table provides lease cost information for the Company's operating and financing leases for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Lease Costs
Operating lease costs before capitalized operating lease costs	$7,751	$8,315	$24,486	$24,918
Operating lease costs capitalized	(778)	(20)	(2,315)	(27)
Operating lease costs, net (1)	6,973	8,295	22,171	24,891

Financing Lease Costs
Interest on financing leases before capitalized interest	2,198	813	6,010	2,425
Interest on financing leases capitalized	(588)	—	(2,378)	—
Interest on financing leases, net (2)	1,610	813	3,632	2,425
Amortization of right-of-use assets (3)	304	304	914	914
Financing lease costs, net	1,914	1,117	4,546	3,339
(1)This amount is included in operating lease rent in our consolidated statements of operations.
(2)These amounts are included in interest expense, net of interest income in our consolidated statements of operations.
(3)These amounts are included in depreciation and amortization in our consolidated statements of operations.
As of September 30, 2020, the weighted-average discount rate used to calculate the lease liabilities was 7.98%. As of September 30, 2020, the weighted-average remaining lease term was 32 years, inclusive of purchase options expected to be exercised.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2020
(unaudited)
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
Selected consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, and selected asset information as of September 30, 2020 and December 31, 2019, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2020	$226,856	$22,988	$249,844
September 30, 2019	262,115	51,519	313,634
Nine months ended:
September 30, 2020	$716,382	$101,464	817,846
September 30, 2019	777,745	153,168	930,913
Net income
Three months ended:
September 30, 2020	$10,097	$10,580	$20,677
September 30, 2019	6,133	34,589	40,722
Nine months ended:
September 30, 2020	$161,388	$53,030	214,418
September 30, 2019	168,639	98,593	267,232
Total assets
As of:
September 30, 2020	$11,079,252	$1,244,787	$12,324,039
December 31, 2019	11,063,155	1,703,165	12,766,320
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA and the FHLB Facility. Interest is imputed on the investments that do not collateralize the 2017 MRA and the FHLB Facility using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and nine months ended September 30, 2020, marketing, general and administrative expenses totaled $23.6 million and $66.7 million, respectively. For the three and nine months ended September 30, 2019, marketing, general and administrative expenses totaled $23.8 million and $75.3 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
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
As of September 30, 2020, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated		Unconsolidated		Total
Location	Property Type	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	18	10,647,191	11	11,841,483	29	22,488,674	93.1%
	Retail	4	44,189	8	289,050	12	333,239	94.0%
	Development/Redevelopment	10	2,908,362	2	1,755,610	12	4,663,972	N/A
	Fee Interest	—	—	1	—	1	—	—%
		32	13,599,742	22	13,886,143	54	27,485,885	93.1%
Suburban	Office	8	1,044,800	—	—	8	1,044,800	85.0%
	Retail	1	52,000	—	—	1	52,000	100.0%
	Development/Redevelopment	—	—	—	—	—	—	—%
		9	1,096,800	—	—	9	1,096,800	85.7%
Total commercial properties		41	14,696,542	22	13,886,143	63	28,582,685	92.7%
Residential:
Manhattan	Residential	1	82,250	8	1,663,774	9	1,746,024	78.8%
Total residential properties		1	82,250	8	1,663,774	9	1,746,024	78.8%
Total portfolio		42	14,778,792	30	15,549,917	72	30,328,709	91.9%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
As of September 30, 2020, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.15 billion, excluding $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.
Critical Accounting Policies
Refer to the 2019 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, reserve for possible credit losses and derivative instruments. During the three and nine months ended September 30, 2020, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses, described in Note 2 - Significant Accounting Policies and Note 5 - Debt and Preferred Equity Investments to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Results of Operations
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. The pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and possibly longer. This has also caused significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in our latest Annual Report on Form 10-K and other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019
The following comparison for the three months ended September 30, 2020, or 2020, to the three months ended September 30, 2019, or 2019, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2019 and still owned by us in the same manner at September 30, 2020 (Same-Store Properties totaled 30 of our 42 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2020 and 2019 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2020 and 2019, and
iv.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	$ Change	% Change
Rental revenue	$184.3	$193.7	$(9.4)	(4.9)%	$0.5	$18.3	$10.7	$36.0	$195.5	$248.0	$(52.5)	(21.2)%
Investment income	—	—	—	—%	—	—	23.0	51.5	23.0	51.5	(28.5)	(55.3)%
Other income	20.9	6.2	14.7	237.1%	0.6	—	9.8	7.9	31.3	14.1	17.2	122.0%
Total revenues	205.2	199.9	5.3	2.7%	1.1	18.3	43.5	95.4	249.8	313.6	(63.8)	(20.3)%

Property operating expenses	87.6	91.7	(4.1)	(4.5)%	0.5	10.2	8.3	15.9	96.4	117.8	(21.4)	(18.2)%
Marketing, general and administrative	—	—	—	—%	—	—	23.6	23.8	23.6	23.8	(0.2)	(0.8)%
	87.6	91.7	(4.1)	(4.5)%	0.5	10.2	31.9	39.7	120.0	141.6	(21.6)	(15.3)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(26.7)	(51.2)	24.5	(47.9)%
Depreciation and amortization									(92.5)	(70.5)	(22.0)	31.2%
Equity in net loss from unconsolidated joint ventures									(0.4)	(9.9)	9.5	(96.0)%
Purchase price and other fair value adjustments									—	3.8	(3.8)	(100.0)%
Gain on sale of real estate, net									26.1	3.5	22.6	646%
Depreciable real estate reserves and impairment									(6.6)	(7.0)	0.4	(5.7)%
Loan loss and other investment reserves, net of recoveries									(9.0)	—	(9.0)	100.0%
Net income									$20.7	$40.7	$(20.0)	(49.1)%

Rental Revenue
Rental revenues decreased primarily due to our Disposed Properties ($17.8 million), Credit Suisse vacating its space at One Madison Avenue in January 2020 pursuant to an agreement to terminate its lease early so the property can be redeveloped ($12.6 million), lower contribution from our Same-Store properties ($9.4 million) driven by reserves against billed tenant receivables and straight-line rent, and increased vacancy at 625 Madison Avenue, which is expected to be redeveloped ($8.8 million).
The following table presents a summary of the commenced leasing activity for the three months ended September 30, 2020 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,393,574
Acquired Vacancies	32,514
Space which became available during the period (3)
• Office	381,260
• Retail	21,479
• Storage	2,673
	405,412
Total space available	1,831,500
Leased space commenced during the period:
• Office(4)	250,561	274,540	$69.78	$67.28	$48.65	7.3	7.1
• Retail	10,057	10,240	$267.75	$302.11	$—	5.7	2.4
• Storage	580	528	$21.86	$21.86	$—	8.0	5.7
Total leased space commenced	261,198	285,308	$76.80	$75.35	$46.81	7.3	7.2

Total available space at end of period	1,570,302

Early renewals
• Office	66,075	75,439	$66.32	$67.31	$1.54	4.5	4.5
• Retail	1,819	1,913	$98.22	$101.87	$—	2.0	1.0
Total early renewals	67,894	77,352	$67.11	$68.16	$1.50	4.4	4.4

Total commenced leases, including replaced previous vacancy
• Office		349,979	$69.03	$67.29	$38.49	6.7	6.5
• Retail		12,153	$241.06	$264.70	$—	5.1	8.1
• Storage		528	$21.86	$21.86	$—	8.0	5.7
Total commenced leases		362,660	$74.73	$73.59	$37.15	6.7	6.6
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $67.94 per rentable square feet for 230,372 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $67.54 per rentable square feet for 305,811 rentable square feet.

Investment Income
For the three months ended September 30, 2020, investment income decreased primarily as a result of a decrease in the weighted average balance and weighted average yield of our debt and preferred equity investments. For the three months ended September 30, 2020 and 2019, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.2 billion and 7.0% compared to $2.1 billion and 9.0%, respectively.
Other Income
Other income increased primarily due to $24.3 million of income derived from a legal settlement offset by $4.1 million of related costs.
Property Operating Expenses
Property operating expenses decreased primarily due to a reduction in variable operating expenses, such as utilities, cleaning, and security, at our Same-Store properties ($4.8 million) as a result of lower physical occupancy at the properties during the quarter related to COVID-19 and decreased operating expenses and real estate taxes at our Disposed properties ($5.5 million and $4.2 million, respectively) and 625 Madison Avenue ($1.8 million and $2.7 million, respectively). This was partially offset by increased real estate taxes at our Same-Store properties ($1.3 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $23.6 million for the three months ended September 30, 2020, compared to $23.8 million for the same period in 2019 due to reduced compensation expense.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily due to interest capitalization at One Madison Avenue pursuant to the redevelopment, repayments of $250.0 million of senior unsecured notes and the 2017 master repurchase agreement in 2020, the sale of 315 West 33rd Street - "The Olivia", and a significant decrease in average LIBOR rates during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. These reductions were partially offset by the new mortgage financing of 220 East 42nd that closed in the second quarter of 2020. The weighted average consolidated debt balance outstanding was $5.6 billion for the three months ended September 30, 2020, compared to $6.1 billion for the three months ended September 30, 2019. The weighted average consolidated interest rate was 2.91% for the three months ended September 30, 2020, as compared to 4.04% for the three months ended September 30, 2019.
Depreciation and Amortization
Depreciation and amortization increased primarily due to accelerated depreciation at One Madison Avenue related to the property's redevelopment ($30.3 million), partially offset by the decreased depreciation and amortization at our Disposed properties and properties transferred to redevelopment ($6.3 million).
Equity in Net Loss from Unconsolidated Joint Ventures
Equity in net loss from unconsolidated joint ventures decreased primarily as a result of increased contribution 280 Park Avenue resulting from lower interest expense ($3.3 million) and a tax abatement benefit recognized in 2020 ($2.4 million), and the addition of 885 Third Avenue in 2020 ($3.6 million).
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
We did not sell any joint venture interests or properties during the three months ended September 30, 2020 or 2019.
Purchase price and other fair value adjustments
During the three months ended September 30, 2020, we did not record any purchase price and other fair value adjustments. During the three months ended September 30, 2019, we sold a 49% interest in 115 Spring Street to a private investor. The transaction resulted in the deconsolidation of our remaining 51% interest. We recorded our retained investment at fair value which resulted in the recognition of a fair value adjustment of $3.8 million.
Gain on sale of real estate, net
During the three months ended September 30, 2020, we recognized gains on sales related to our interest in 126 Nassau Street ($17.7 million) and 400 East 58th Street ($8.3 million). During the three months ended September 30, 2019, we recognized a gain on sale related to our interest in 115 Spring Street ($3.6 million).
Depreciable real estate reserves and impairment

During the three months ended September 30, 2020, we recognized depreciable real estate reserves and impairment related to 712 Madison Avenue ($6.6 million). During the three months ended September 30, 2019, we recognized depreciable real estate reserves and impairment related to 1010 Washington Boulevard ($7.0 million).
Loan loss and other investment reserves, net of recoveries
During the three months ended September 30, 2020, we recorded $9.0 million of losses related to certain Debt and Preferred Equity investments that were sold.
Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019
The following comparison for the nine months ended September 30, 2020, or 2020, to the nine months ended September 30, 2019, or 2019, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2019 and still owned by us in the same manner at September 30, 2020 (Same-Store Properties totaled 30 of our 42 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2020 and 2019 and all non-
Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2020 and 2019, and
iv.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	$ Change	% Change
Rental revenue	$557.9	$573.3	$(15.4)	(2.7)%	$16.2	$60.3	$39.9	$99.5	$614.0	$733.1	$(119.1)	(16.2)%
Investment income	—	—	—	—%	—	—	101.5	153.2	101.5	153.2	(51.7)	(33.7)%
Other income	32.1	7.5	24.6	328.0%	5.8	8.9	64.5	28.2	102.4	44.6	57.8	129.6%
Total revenues	590.0	580.8	9.2	1.6%	22.0	69.2	205.9	280.9	817.9	930.9	(113.0)	(12.1)%

Property operating expenses	258.4	268.7	(10.3)	(3.8)%	7.2	29.9	29.2	45.2	294.8	343.8	(49.0)	(14.3)%
Transaction related costs	—	—	—	—%	—	—	0.5	0.4	0.5	0.4	0.1	25.0%
Marketing, general and administrative	—	—	—	—%	—	—	66.7	75.3	66.7	75.3	(8.6)	(11.4)%
	258.4	268.7	(10.3)	(3.8)%	7.2	29.9	96.4	120.9	362.0	419.5	(57.5)	(13.7)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(99.4)	(154.4)	55.0	(35.6)%
Depreciation and amortization									(256.7)	(208.3)	(48.4)	23.2%
Equity in net loss from unconsolidated joint ventures									(15.4)	(22.6)	7.2	(31.9)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									—	76.2	(76.2)	(100.0)%
Purchase price and other fair value adjustments									—	69.4	(69.4)	(100.0)%
Gain on sale of real estate, net									163.6	2.5	161.1	6,444%
Depreciable real estate reserves and impairment									(6.6)	(7.0)	0.4	(5.7)%
Loan loss and other investment reserves, net of recoveries									(27.0)	—	(27.0)	100.0%
Net income									$214.4	$267.2	$(52.8)	(19.8)%

Rental Revenue
Rental revenue decreased primarily due to our Disposed Properties ($44.1 million), Credit Suisse vacating its space at One Madison Avenue in January 2020 pursuant to an agreement to terminate its lease early so the property can be redeveloped ($33.6 million), increased vacancy at 625 Madison Avenue, which is expected to be redeveloped ($23.0 million), and lower contribution from our Same-Store properties ($15.4 million) driven by reserves against billed tenant receivables and straight-line rent.
The following table presents a summary of the commenced leasing activity for the nine months ended September 30, 2020 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,306,757
Acquired vacancies	32,514
Property in redevelopment	(10,695)
Space which became available during the period (3)
• Office	757,433
• Retail	90,384
• Storage	5,784
	853,601
Total space available	2,182,177
Leased space commenced during the period:
• Office(4)	512,873	552,232	$71.83	$69.93	$58.59	6.6	10.0
• Retail	98,000	94,164	$154.87	$107.30	$71.15	9.5	13.5
• Storage	1,002	950	$38.17	$37.41	$—	4.4	3.6
Total leased space commenced	611,875	647,346	$83.86	$75.10	$60.33	7.0	10.5

Total available space at end of period	1,570,302

Early renewals
• Office	279,964	280,533	$72.25	$72.57	$3.84	4.7	4.1
• Retail	67,394	4,653	$112.13	$115.80	$—	—	0.8
• Storage	13,745	4,982	$41.51	$40.73	$—	2.7	7.2
Total early renewals	361,103	290,168	$72.36	$74.37	$4.51	3.0	7.2

Total commenced leases, including replaced previous vacancy
• Office		832,765	$71.97	$70.97	$40.15	5.9	8.0
• Retail		98,817	$152.85	$107.82	$67.80	9.1	12.9
• Storage		5,932	$40.97	$40.20	$—	3.0	6.6
Total commenced leases		937,514	$80.30	$74.23	$42.81	6.2	8.5
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $69.70 per rentable square feet for 431,624 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $70.71 per rentable square feet for 712,157 rentable square feet.

Investment Income
For the nine months ended September 30, 2020, investment income decreased primarily as a result of a decrease in the weighted average balance and weighted average yield of our debt and preferred equity investments. For the nine months ended September 30, 2020 and 2019, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 7.9% compared to $2.2 billion and 9.3%, respectively.
Other Income
Other income increased primarily due to higher lease termination income for the nine months ended September 30, 2020 as compared to the same period in 2019 ($49.4 million), driven by lease termination income related to Credit Suisse vacating its space at One Madison Avenue in January 2020 pursuant to an agreement to terminate its lease early so the property can be redeveloped ($40.9 million), and due to $24.3 million of income derived from a legal settlement offset by $4.1 million of related costs.
Property Operating Expenses
Property operating expenses decreased primarily due to a reduction in variable operating expenses, such as utilities, cleaning, and security, at our Same-Store Properties ($15.8 million) as a result of lower physical occupancy at the properties related to COVID-19, and decreased operating expenses and real estate taxes at our Disposed Properties ($13.5 million and $9.2 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $66.7 million for the nine months ended September 30, 2020, compared to $75.3 million for the same period in 2019 due to reduced compensation expense.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily due to interest capitalization at One Madison Avenue pursuant to the property's redevelopment, repayments of $250.0 million of senior unsecured notes and the 2017 master repurchase agreement in 2020, the sale of 315 West 33rd Street - "The Olivia", and significant a decrease in average LIBOR rates during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These reductions were partially offset by the new mortgage financing of 220 East 42nd that closed in the second quarter of 2020. The weighted average consolidated debt balance outstanding was $6.0 billion for the nine months ended September 30, 2020, compared to $6.1 billion for the nine months ended September 30, 2019. The consolidated weighted average interest rate was 3.11% for the nine months ended September 30, 2020, as compared to 4.05% for the nine months ended September 30, 2019.
Depreciation and Amortization
Depreciation and amortization increased primarily due to accelerated depreciation at One Madison Avenue related to the redevelopment of the property ($59.4 million), partially offset by decreased depreciation and amortization at our Disposed properties ($11.1 million).
Equity in Net Loss from Unconsolidated Joint Ventures
Equity in net loss from unconsolidated joint ventures decreased primarily as a result of increased contribution from 280 Park Avenue resulting from lower interest expense ($7.7 million), a tenant-related charge in 2019 ($3.7 million), and a tax abatement benefit recognized in 2020 ($2.4 million). This was partially offset by an increase in depreciation expense at our unconsolidated joint venture properties ($8.2 million).
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the nine months ended September 30, 2020, we did not sell any joint venture interests or properties. During the nine months ended September 30, 2019, we recognized a gain on the sale of our interests in 521 5th Avenue ($57.4 million) and 131 Spring Street ($16.7 million).
Purchase price and other fair value adjustments
During the nine months ended September 30, 2020, the Company did not record any purchase price and other fair value adjustments. During the nine months ended September 30, 2019, we sold a 49% interest in 115 Spring Street to a private investor. The transaction resulted in the deconsolidation of our remaining 51% interest. We recorded our retained investment at fair value which resulted in the recognition of a fair value adjustment of $3.8 million.
In May 2019, we closed on the acquisition of a majority and controlling interest in 460 West 34th Street. We recorded the assets acquired and liabilities assumed at fair value which resulted in the recognition of a fair value adjustment of $67.6 million.

Gain on sale of real estate, net
During the nine months ended September 30, 2020, we recognized gains from the sales related to our interests in 315 West 33rd Street - "The Olivia" ($72.3 million), the retail condominium at 609 Fifth Avenue ($65.4 million), 126 Nassau Street ($17.7 million) and 400 East 58th Street ($8.3 million). During the nine months ended September 30, 2019, the Company recognized a gain on sale of $3.6 million related to our interest in 115 Spring Street.
Depreciable real estate reserves and impairment
During the nine months ended September 30, 2020, we recognized depreciable real estate reserves and impairment related to 712 Madison Avenue ($6.6 million). During the nine months ended September 30, 2019, we recognized depreciable real estate reserves and impairment related to 1010 Washington Boulevard ($7.0 million).
Loan loss and other investment reserves, net of recoveries
During the nine months ended September 30, 2020, we recorded $12.3 million of losses related to certain Debt and Preferred Equity investments that were sold and $14.7 million of loan loss and other investment reserves in conjunction with recording Debt and Preferred Equity Investments and other financing receivables at the net amount expected to be collected.
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
(1)Cash flow from operations;
(2)Cash on hand;
(3)Net proceeds from divestitures of properties and redemptions, participations, dispositions and repayments of debt and preferred equity investments;
(4)Borrowings under the revolving credit facility;
(5)Other forms of secured or unsecured financing; and
(6)Proceeds from common or preferred equity or debt offerings by the Company or the Operating Partnership (including issuances of units of limited partnership interest in the Operating Partnership and Trust preferred securities).
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
As of the date of this filing, we have collected gross tenant billings for the third quarter of 2020 of 92.7% overall, including 96.9% from office tenants and 70.2% from retail tenants. As of the date of this filing, we have collected gross tenant billings for October 2020 of 93.0% overall, including 96.4% from office tenants and 72.6% from retail tenants.
The combined aggregate principal maturities of our property mortgages and other loans payable, Master Repurchase Agreement ("MRA") and Federal Home Loan Bank of New York ("FHLB") facilities, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2020 were as follows (in thousands):

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Property mortgages and other loans	$18,158	$221,240	$264,214	$1,001,542	$278,043	$581,525	$2,364,722
MRA and FHLB facilities	—	60,000	—	—	—	—	60,000
Corporate obligations	—	350,000	800,000	1,490,000	200,000	200,000	3,040,000
Joint venture debt-our share	10,867	1,444,277	268,952	311,436	618,140	1,935,202	4,588,874
Total	$29,025	$2,075,517	$1,333,166	$2,802,978	$1,096,183	$2,716,727	$10,053,596
As of September 30, 2020, we had liquidity of $1.6 billion, comprised of $1.3 billion of availability under our revolving credit facility and $0.2 billion of consolidated cash on hand, inclusive of $27.7 million of marketable securities. This liquidity excludes $107.4 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
We have investments in several real estate joint ventures with various partners who we consider to be financially stable and who have the ability to fund a capital call when needed. Most of our joint ventures are financed with non-recourse debt. We believe that property level cash flows along with unfunded committed indebtedness and proceeds from the refinancing of outstanding secured indebtedness will be sufficient to fund the capital needs of our joint venture properties.
Cash Flows
The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 1. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash, restricted cash, and cash equivalents were $304.4 million and $216.5 million at September 30, 2020 and 2019, respectively, representing an increase of $87.9 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$327,943	$299,433	$28,510
Net cash provided by (used in) investing activities	$375,023	$(240,900)	$615,923
Net cash used in financing activities	$(639,947)	$(121,102)	$(518,845)
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2020, when compared to the nine months ended September 30, 2019, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$174,750
Capital expenditures and capitalized interest	(130,909)
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	228
Joint venture investments	74,326
Distributions from joint ventures	41,724
Proceeds from sales of real estate/partial interest in property	194,089
Debt and preferred equity and other investments	261,715
Increase in net cash provided by investing activities	$615,923
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $150.7 million for the nine months ended September 30, 2019 to $281.7 million for the nine months ended September 30, 2020 due to increased spending on development and redevelopment projects.
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
During the nine months ended September 30, 2020, when compared to the nine months ended September 30, 2019, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$614,703
Repayments of our debt obligations	(868,328)
Net distribution to noncontrolling interests	(2,981)
Other financing activities	(18,820)

Proceeds from stock options exercised and DRSPP issuance	264
Repurchase of common stock	(206,987)
Redemption of preferred stock	(67,608)
Acquisition of subsidiary interest from noncontrolling interest	24,255
Dividends and distributions paid	6,657
Decrease in net cash used in financing activities	$(518,845)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2020, 73,040,291 shares of common stock and no shares of excess stock were issued and outstanding.
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
At September 30, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
Nine months ended September 30, 2020 (1)	6,243,165	$62.77	28,926,658
(1)    Includes 216,101 shares of common stock repurchased by the Company in September 2020 that were settled in October 2020.
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the nine months ended September 30, 2020 and 2019, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock issued	4,205	490	9,884	3,485
Dividend reinvestments/stock purchases under the DRSPP	$202	$39	$566	$303
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of September 30, 2020, 3.4 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the nine months ended September 30, 2020, 18,167 phantom stock units and 8,285 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.2 million and $2.1 million during the three and nine months ended September 30, 2020, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.2 million during the three and nine months ended September 30, 2019, respectively, related to the Deferred Compensation Plan.

As of September 30, 2020, there were 138,189 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2020 and December 31, 2019, (amounts in thousands).

Debt Summary:	September 30, 2020	December 31, 2019
Balance
Fixed rate	$1,988,268	$2,536,286
Variable rate—hedged	1,350,000	1,000,000
Total fixed rate	3,338,268	3,536,286
Total variable rate	2,128,581	2,018,434
Total debt	$5,466,849	$5,554,720

Debt, preferred equity, and other investments subject to variable rate	426,703	618,885
Net exposure to variable rate debt	1,701,878	1,399,549

Percent of Total Debt:
Fixed rate	61.1%	63.7%
Variable rate (1)	38.9%	36.3%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	3.65%	4.05%
Variable rate	2.32%	3.93%
Effective interest rate	2.91%	3.85%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rate, the percent of total debt of our net exposure to variable rate debt was 33.8% and 28.4% as of September 30, 2020 and December 31, 2019, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.15% and 1.76% at September 30, 2020 and December 31, 2019, respectively). Our consolidated debt at September 30, 2020 had a weighted average term to maturity of 3.09 years.
Certain of our debt and equity investments and other investments, with carrying values of $0.4 billion at September 30, 2020 and $0.6 billion at December 31, 2019, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 33.8% and 28.4%, respectively.
2017 Credit Facility
    In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of September 30, 2020, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2020, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.

At September 30, 2020, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2020, the facility fee was 20 basis points.
As of September 30, 2020, we had $26.0 million of outstanding letters of credit, $190.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the 2017 credit facility. At September 30, 2020 and December 31, 2019, the revolving credit facility had a carrying value of $184.8 million and $234.0 million, respectively, net of deferred financing costs. At September 30, 2020 and December 31, 2019, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2020 and December 31, 2019, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of September 30, 2020, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $16.1 million and would increase our share of joint venture annual interest cost by $19.8 million. At September 30, 2020, 37.0% of our $1.15 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $3.3 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of September 30, 2020 bore interest based on a spread of LIBOR plus 18 basis points to LIBOR plus 340 basis points.
Contractual Obligations
Refer to our 2019 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended September 30, 2020.
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

Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2020, we expect to incur $22.9 million of recurring capital expenditures on existing consolidated properties and $71.5 million of development or redevelopment expenditures on existing consolidated properties, of which $41.1 million will be funded by construction financing facilities. We expect our share of capital expenditures at our joint venture properties will be $140.3 million, of which $92.1 million will be funded by construction financing facilities. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
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
FFO for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to SL Green common stockholders	$13,859	$33,157	$185,104	$238,052
Add:
Depreciation and amortization	92,516	70,464	256,736	208,268
Joint venture depreciation and noncontrolling interest adjustments	47,884	47,674	149,309	145,202
Net income attributable to noncontrolling interests	1,216	1,095	11,218	9,782
Less:
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	—	—	76,181
Depreciable real estate reserves and impairment	(6,627)	(7,047)	(6,627)	(7,047)
Gain on sale of real estate, net	26,104	3,541	163,624	2,492
Purchase price and other fair value adjustments	—	3,799	—	69,389
Depreciation on non-rental real estate assets	538	740	1,797	2,193
Funds from Operations attributable to SL Green common stockholders	$135,460	$151,357	$443,573	$458,096
Cash flows provided by operating activities	$103,638	$81,518	$327,943	$299,433
Cash flows (used in) provided by investing activities	$(28,796)	$225,504	$375,023	$(240,900)
Cash flows used in financing activities	$(871,676)	$(331,625)	$(639,947)	$(121,102)
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:
•the effect of general economic, business and financial conditions, and their effect on the New York City real estate market in particular;
•the effect of the on-going COVID-19 pandemic and the duration of the impact it will have on our business and the industry as a whole;
•dependence upon certain geographic markets;
•risks of real estate acquisitions, dispositions, development and redevelopment, including the cost of construction delays and cost overruns;
•risks relating to debt and preferred equity investments;
•availability and creditworthiness of prospective tenants and borrowers;
•bankruptcy or insolvency of a major tenant or a significant number of smaller tenants or borrowers;
•adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;
•availability of capital (debt and equity);
•unanticipated increases in financing and other costs, including a rise in interest rates;
•our ability to comply with financial covenants in our debt instruments;
•our ability to maintain our status as a REIT;
•risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;
•the threat of terrorist attacks;
•our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and
•legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2019 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2019.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2020, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of September 30, 2020 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, other than the addition of the following risk factor:
The COVID-19 pandemic and health and safety measures intended to reduce its spread could adversely affect our business, results of operations, and financial condition.
Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. Over the past several months the pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and possibly longer. This could also cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in our latest Annual Report on Form 10-K and other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
The scale and magnitude of adverse impacts could depend on, among other factors:
•the financial condition of our tenants and their ability or willingness to pay rent in full on a timely basis;
•the impact on rents and demand for office and retail space;
•the impact of new regulations or norms on physical space needs and expectations;
•the financial condition of the borrowers and sponsors of our debt and preferred equity investments and their ability or willingness to make interest and principal payments;
•the effectiveness of governmental measures aimed at slowing and containing the spread;
•the effect of changes in laws and regulation;
•the extent and terms associated with governmental relief programs;
•the ability of debt and equity markets to function and provide liquidity;
•the ability to avoid delays or cost increases associated with building materials or construction services necessary for development, redevelopment and tenant improvements; and
•our tenants’ ability to ensure business continuity in the event a continuity of operations plan is not effective or improperly implemented.

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
At September 30, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,342,411	$101.64	8,342,411
Year ended 2018	9,744,911	$96.22	18,087,322
Year ended 2019	4,596,171	$83.62	22,683,493
Nine months ended September 30, 2020 (1)	6,243,165	$62.77	28,926,658
(1)    Includes 216,101 shares of common stock repurchased by the Company in September 2020 that were settled in October 2020.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: November 5, 2020	By:	Matthew J. DiLiberto Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	November 5, 2020
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2020
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	November 5, 2020
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2020
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2020
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2020
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2020
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2020
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2020
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	November 5, 2020
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: November 5, 2020		Matthew J. DiLiberto Chief Financial Officer