Form 10-K
period 2020-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2021-02-26
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (65,281,426 shares) was $3.3 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2020.
As of February 25, 2021, 69,350,829 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 25, 2021, 1,025,366 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2021 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of December 31, 2020, the Company owns 68,508,127 of the outstanding general and limited partnership units of the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2020, noncontrolling investors held, in aggregate, 3,938,823 limited partnership units in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
•the following notes to the consolidated financial statements:
◦Note 11, Noncontrolling Interests on the Company’s Consolidated Financial Statements;
◦Note 12, Stockholders' Equity of the Company; and
◦Note 13, Partners' Capital of the Operating Partnership;

This report also includes separate Part II, Item 5. Market for Registrants' Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities, and Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
On December 4, 2020 our Board of Directors declared an ordinary dividend and a special dividend (together, "the Total Dividend"). The Total Dividend was paid on January 15, 2021 to shareholders of record at the close of business on December

15, 2020 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.
To mitigate the dilutive impact of the common stock issued in the special dividend, the board of directors also authorized a reverse stock split, which was effective after markets closed on January 20, 2021. On January 8, 2021, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.02918-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report on Form 10-K.

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
As of December 31, 2020, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated		Unconsolidated		Total
Location	Property Type		Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office		18	10,681,045	11	11,841,483	29	22,522,528	92.4%
	Retail		4	44,189	9	301,996	13	346,185	94.2%
	Development/Redevelopment	(1)	8	1,095,418	3	2,927,782	11	4,023,200	N/A
			30	11,820,652	23	15,071,261	53	26,891,913	92.5%
Suburban	Office		7	862,800	—	—	7	862,800	83.3%
Total commercial properties			37	12,683,452	23	15,071,261	60	27,754,713	92.1%
Residential:
Manhattan	Residential		1	82,250	8	1,663,774	9	1,746,024	75.7%
Total portfolio			38	12,765,702	31	16,735,035	69	29,500,737	91.2%
(1)The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.
As of December 31, 2020, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet, and held debt and preferred equity investments with a book value of $1.1 billion, excluding $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2020, we employed 794 employees, 273 of whom were employed in our corporate offices. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2020, we owned 94.71% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns 100% of Management LLC.
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
Business and Growth Strategies
SL Green is Manhattan's largest owner of office real estate and an investment-grade, S&P 500 company that is focused primarily on the acquisition, development, ownership, management, operation and value maximization of Manhattan commercial properties.
Our core business is the ownership of high quality commercial properties and our primary business objective is to maximize the total return to stockholders, through net income attributable to common stockholders and funds from operations, or FFO, and through asset value appreciation. The commercial real estate expertise resulting from owning, operating, investing, developing, redeveloping and lending on real estate in Manhattan for over 40 years has enabled us to invest in a collection of premier office properties, selected retail and multifamily residential assets, and high-quality debt and preferred equity investments.
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
We seek to enhance the value of our company by executing strategies that include the following:
•Leasing and property management, which capitalizes on our extensive presence and knowledge of the marketplaces in which we operate;
•Acquiring properties and employing our local market skills to reposition these assets to create incremental cash flow and capital appreciation;
•Identifying properties well suited for development/redevelopment and maximizing the value of those properties through development/redevelopment or reconfiguration to match current workplace, retail and housing trends;
•Investing in debt and preferred equity positions that generate consistently strong risk-adjusted returns, increase the breadth of our market insight, foster key market relationships and source potential future investment opportunities;
•Executing dispositions through sales or joint ventures that harvest embedded equity which has been generated through management's value enhancing activities; and
•Maintaining a prudently levered, liquid balance sheet with consistent access to diversified sources of property level and corporate capital.
Leasing and Property Management
We seek to capitalize on our management's extensive knowledge of Manhattan and the New York metropolitan area and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing tens of millions of square feet of office, retail and residential space since the Company was founded; (ii) careful tenant management, which results in a high tenant retention rate, long average lease terms and a manageable lease expiration schedule; (iii) utilization of an extensive network of third-party brokers to supplement our in-house leasing team; (iv) use of comprehensive building management analysis and planning; and (v) a commitment to tenant satisfaction by understanding and appreciating our tenant's businesses and the environment in which they are operating, while providing high quality tenant services at competitive rental rates.
Property Acquisitions

We acquire properties for long-term value appreciation and earnings growth. This strategy has resulted in capital gains that increase our investment capital base. In implementing this strategy, we continually evaluate potential acquisition opportunities. These opportunities may come from new properties as well as the acquisition of properties in which we already hold a joint venture interest or, from time to time, from our debt and preferred equity investments.
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
Debt and Preferred Equity Investments
We invest in well-collateralized debt and preferred equity investments in the markets in which we operate, primarily New York City, that generate attractive yields. See Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable a highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size, include the following:
•Our typical investments provide high current returns at conservative exposure levels and, in certain cases, the potential for future capital gains. Our expertise and operating capabilities provide both insight and operating skills that mitigate risk.
•In certain instances, these investments serve as a potential source of real estate acquisitions for us when a borrower seeks an efficient off-market transaction. Ownership knows that we are fully familiar with the asset through our existing investment, and that we can close more efficiently and quickly than others. Property owners may also provide us the opportunity to consider off-market transactions involving other properties because we have previously provided debt or preferred equity financing to them.
•These investments are concentrated in Manhattan, which helps us gain market insight, awareness of upcoming investment opportunities and foster key relationships that may provide access to future investment opportunities.

Capital Resources
Our objective is to maintain multiple sources of corporate and property level capital to obtain the most appropriate and lowest cost of capital. This objective is supported by:
•Property operations that generally provide stable cash flows through market cycles, long average lease terms, high credit quality tenants and superior leasing, operating and asset management skills;
•Concentration of our activities in a Manhattan market that is consistently attractive to property investors and lenders through market cycles relative to other markets;
•Maintaining strong corporate liquidity and careful management of future debt maturities; and
•Maintaining access to corporate capital markets through balanced financing and investment activities that result in strong balance sheet and cash flow metrics.
Manhattan Office Market Overview
Manhattan is the largest office market in the United States containing more rentable square feet than the next four largest central business district office markets combined. According to Cushman and Wakefield Research Services as of December 31, 2020, Manhattan has a total office inventory of approximately 404.7 million square feet, including approximately 248.6 million square feet in midtown. The properties in our portfolio are primarily concentrated in some of Manhattan's most prominent midtown locations.
While the near-term addition of new supply to the Manhattan office inventory is expected to be nominal relative to the size of the overall market, we view new supply as a positive to the Manhattan office market given the older vintage of the majority of Manhattan’s office inventory and the increasing desire of certain tenants to occupy new, high quality, efficient office space, which often isn’t available in older vintage properties.
According to Cushman and Wakefield Research Services the total volume of leases signed in Manhattan for the years ended December 31, 2020 and 2019 was 12.8 million and 34.7 million, respectively. Manhattan's diverse tenant base is exemplified by the following tables, which show the percentage of leasing volume attributable to each industry:

	Percent of Manhattan Leasing Volume (1)
Industry	2020	2019
Technology, Advertising, Media, and Information ("TAMI")	32.9%	38.1%
Financial Services	29.9%	19.7%
Legal Services	11.4%	7.4%
Real Estate	8.5%	12.1%
Professional Services	6.6%	6.1%
Retail/Wholesale	5.1%	4.6%
Health Services	3.1%	4.8%
Public Sector	1.5%	3.9%
Other	1.0%	3.3%
(1)Source: Cushman and Wakefield Research Services
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
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased for properties owned by us as of December 31, 2020:

	Percent Occupied as of December 31,
Property	2020	2019
Same-Store office properties - Manhattan (1)	93.4%	96.2%
Manhattan office properties	92.4%	94.5%
Suburban office properties	83.3%	85.7%
Unconsolidated joint venture office properties	95.1%	93.9%
Portfolio (2)	91.2%	94.3%
(1)All office properties located in Manhattan owned by us at January 1, 2019 and still owned by us in the same manner at December 31, 2020. Percent Occupied includes leases signed but not yet commenced.
(2)Excludes properties under development.
Rent Growth
We are constantly evaluating our schedule of future lease expirations to mitigate occupancy risk while maximizing net effective rents. We proactively manage future lease expirations based on our view of estimated current and future market conditions and asking rents. The following table sets forth our future lease expirations, excluding triple net leases, and management's estimates of market asking rents. Taking rents are typically lower than asking rents and may vary from building to building. There can be no assurances that our estimates of market rents are accurate or that market rents currently prevailing will not erode or outperform in the future.

	ANNUAL LEASE EXPIRATIONS - MANHATTAN OPERATING PROPERTIES
	Consolidated Properties						Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (3)	Current Weighted Average Asking Rent $/psf (4)

Total 2020 (1)	10	39,791	0.39%	$2,786,310	$70.02	$68.01	5	22,736	0.20%	$2,051,481	$90.23	$69.09

1st Quarter 2021	23	372,869	3.70%	$20,910,116	$56.08	$60.31	4	13,810	0.12%	$1,198,263	$86.77	$74.12
2nd Quarter 2021	31	264,490	2.62%	15,162,408	57.33	60.64	7	467,241	4.05%	36,691,298	78.53	80.96
3rd Quarter 2021	20	160,132	1.59%	10,785,355	67.35	64.99	7	111,025	0.96%	8,984,768	80.93	77.35
4th Quarter 2021	25	138,751	1.38%	10,037,892	72.34	64.47	9	145,878	1.27%	12,105,051	82.98	70.30

Total 2020	99	936,242	9.29%	$56,895,771	$60.77	$61.82	27	737,954	6.40%	$58,979,380	$79.92	$78.18

2022	87	762,956	7.57%	$59,759,085	$78.33	$69.93	32	903,789	7.84%	$84,918,914	$93.96	$88.19
2023	64	824,360	8.18%	51,926,317	62.99	60.94	19	430,135	3.73%	38,986,617	90.64	75.50
2024	46	355,038	3.52%	27,105,523	76.35	68.16	26	991,216	8.60%	107,848,342	108.80	80.45
2025	55	636,787	6.32%	55,261,421	86.78	69.47	16	438,564	3.80%	38,120,962	86.92	77.61
2026	45	966,125	9.59%	66,402,593	68.73	63.64	27	552,407	4.79%	54,855,563	99.30	93.73
2027	36	608,649	6.04%	47,859,450	78.63	65.75	18	392,311	3.40%	35,584,379	90.70	84.05
2028	34	613,768	6.09%	45,120,014	73.51	68.46	17	195,351	1.69%	21,333,861	109.21	91.35
2029	17	397,372	3.94%	26,023,546	65.49	60.22	15	752,707	6.53%	52,033,180	69.13	74.76
Thereafter	80	3,936,378	39.07%	238,778,718	60.66	61.13	44	6,112,339	53.02%	412,603,032	67.50	77.58
	573	10,077,466	100.00%	$677,918,748	$67.27	$63.58	246	11,529,509	100.00%	$907,315,711	$78.70	$79.65
NOTE: Data excludes space currently occupied by SL Green's corporate offices
(1)Includes month to month holdover tenants that expired prior to December 31, 2020.
(2)Tenants may have multiple leases.
(3)Represents in place annualized rent allocated by year of expiration.
(4)Management's estimate of current average asking rents for currently occupied space as of December 31, 2020. Taking rents are typically lower than asking rents and may vary from property to property.

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
At December 31, 2020, our real estate portfolio was primarily located in one geographical market, the New York metropolitan area. The primary sources of revenue are generated from tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of cleaning, security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2020, one tenant in our office portfolio, ViacomCBS Inc., contributed 5.7% of our share of annualized cash rent. No other tenant contributed more than 5.0% of our share of annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2020.
At December 31, 2020, we held debt and preferred equity investments with a book value of $1.1 billion, excluding $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item. At December 31, 2020, the assets underlying our debt and preferred equity investments were located in the New York metropolitan area. The primary sources of revenue are generated from interest and fee income.
Human Capital
Our employees are our most important asset. As we navigated through the challenges of COVID-19, we implemented new employee programs and physical office space enhancements to keep employees healthy, safe, and focused. Through the commitment of our employees, we remained operational for all tenants, including the essential businesses that fill our buildings. As a result of strategic changes to our corporate headquarters, along with employee-focused programs guided by employee input, we were the first employer in New York City to be able to return 100% of its employees to the office.
We are dedicated to creating a diverse workplace where employees feel valued and accepted regardless of race, color, religion, national origin, gender, sexual orientation, age, disability, or veteran status. We have a dual-track performance management program, which includes both ongoing goal setting and annual performance reviews for all employees. Communication, teamwork, and collaboration are the fundamental attributes that are the foundation of our company culture. We promote the professional development of our employees by offering opportunities to participate in trainings and continuing education programs. We also offer a leading benefits package that includes extensive medical coverage, mental health and wellness services, paternal benefits, and financial resources.
Our compensation program is designed to incentivize employees by offering competitive compensation comprised of fixed and variable pay including base salaries and cash bonuses. Several of our employees also receive equity awards that are subject to vesting over a multi-year period based on continued service. We believe these equity awards serve as an additional retention tool for our employees. By cultivating a work culture that prioritizes our people through training, diversity, education, and volunteerism, we have been able to retain a long-tenured staff with 61% of current employees remaining on board for five years or more.
At December 31, 2020, we employed 794 employees, 273 of whom were employed in our corporate offices. There are currently six collective bargaining agreements which cover the union workforce that services substantially all of our properties.
Highlights from 2020
Our significant achievements from 2020 included:
Corporate
•Declared a special dividend paid primarily in stock and authorized a reverse stock split to mitigate the dilutive impact of the special dividend with a ratio of 1.02918-for-1. These transactions were completed in January 2021. All share-related references and measurements in this report including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report.
•Repurchased 8.5 million shares of our common stock under our share repurchase program at an average price of $58.90 per share and increased the size of our share repurchase program by $500 million to $3.5 billion. From program inception through December 31, 2020, we have repurchased a cumulative total of 31.5 million shares of our common stock under the program at an average price of $88.39 per share.
Leasing
•Signed 125 Manhattan office leases covering approximately 1.2 million square feet. The mark-to-market on signed Manhattan office leases was 3.6% lower in 2020 than the previously fully escalated rents on the same spaces.
•Reached 73% leased at One Vanderbilt Avenue as of January 2021 after signing new leases with Walker & Dunlop, LLC; Heidrick & Struggles, International; 1Life Healthcase, Inc. d/b/a One Medical; Hodges Ward Elliot; InTandem Capital Partners; Sagewind Capital LLC; and a financial services firm; as well as a lease expansion with Oak Hill Advisors.
•Signed a lease renewal with Travelers Indeminity Company for 133,479 square feet at 485 Lexington Avenue.
Acquisitions
•Closed on the acquisition of 707 Eleventh Avenue for a gross purchase price of $90.0 million.
•Entered into a 99-year ground lease of 15 Beekman and completed the capitalization of a 100% pre-committed development for Pace University by entering into a partnership with a real estate fund managed by Meritz Alternative Investment Management, which holds an 80% interest in the joint venture, and closing on a $125.0 million construction facility. The Company retained a 20% interest in the joint venture and oversight of the development.
•Took possession of 590 Fifth Avenue at a gross asset valuation of $107.2 million.This property previously served as collateral for a debt and preferred equity investment and was acquired through a negotiated transaction with the sponsor of the investment
Dispositions
•Together with our partners, closed on the sale of 410 Tenth Avenue for gross consideration of $952.5 million.
•Closed on the sale of two retail condominiums in Williamsburg, Brooklyn, for a gross sales price of $32.0 million.
•Closed on the sale of 1055 Washington Boulevard in Stamford, Connecticut, for a gross sales price of $23.8 million.
•Closed on the sale of 1010 Washington Boulevard in Stamford, Connecticut, for a gross sales price of $23.1 million.
•Together with our partner, closed on the sale of 400 East 58th Street for a gross sales price of $62.0 million.
•Closed on the sale of a 49.5% interest in One Madison Avenue to the National Pension Service of Korea and Hines Interest LP. These partners have committed aggregate equity to the project totaling no less than $492.2 million. The

Company and Hines Interest LP will co-develop the $2.3 billion project, which will span 1.4 million rentable square feet upon completion.
•Closed on the sale of the retail condominium at 609 Fifth Avenue for a gross sales price of $168.0 million.
•Closed on the sale of 315 West 33rd Street, known as The Olivia, and an adjacent undeveloped parcel of land, for a sale price of $446.5 million. The transaction included a $100 million preferred equity investment by the Company.
Debt and Preferred Equity Investments
•Originated and retained, or acquired, $0.6 billion in debt and preferred equity investments, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and recorded $1.0 billion of proceeds from sales, repayments and participations.
Finance
•Together with our joint venture partners, closed on a new $1.25 billion construction facility for One Madison Avenue. The facility has a term of up to 6 years and bears interest at a floating rate of 3.35% over LIBOR, with the ability to reduce the spread to as low as 2.50% upon achieving certain pre-leasing and completion milestones.
•Together with our joint venture partner, closed on the early refinancing of 100 Park Avenue. The new $360.0 million mortgage has a term of up to 5 years and bears interest at a floating rate of 2.25% over LIBOR.
•Together with our partners, closed on a new $600.0 million construction facility for 410 Tenth Avenue, replacing the previous $465.0 million construction facility that was put in place in 2019. The Company and its partners subsequently closed on the sale of this property for gross consideration of $952.5 million.
•Closed on a $510.0 million mortgage financing of 220 East 42nd Street, also known as the New Building. The new mortgage has a 3-year term, with two one-year extension options and bears interest at a floating rate of 2.75% per annum over LIBOR.
•Together with our partner, closed on the refinancing of 10 East 53rd Street. The new $220.0 million mortgage replaces the previous $170.0 million mortgage, has a 5-year term, and bears interest at a floating rate of 1.35% over LIBOR.

ITEM 1A.    RISK FACTORS
The COVID-19 pandemic and health and safety measures intended to reduce its spread could adversely affect our business, results of operations, and financial condition.
The COVID-19 pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and likely longer. This could also cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in this Annual Report on Form 10-K and our other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
The scale and magnitude of adverse impacts could depend on, among other factors:
•the financial condition of our tenants and their ability or willingness to pay rent in full on a timely basis;
•the impact on rents and demand for office and retail space;
•the extent to which work-from-home policies continue subsequent to the easing of pandemic-related restrictions;
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
•the ability of debt and equity markets to function and provide liquidity; and
•the ability to mitigate delays or cost increases associated with building materials or construction services necessary for development, redevelopment and tenant improvements
Declines in the demand for office space in the New York metropolitan area, and in particular midtown Manhattan, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends and distributions to security holders.
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
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2020, approximately 35.3% of the rentable square feet at our consolidated properties and approximately 30.6% of the rentable square feet at our unconsolidated joint venture properties are scheduled to expire by December 31, 2025. As of December 31, 2020, these leases had annualized escalated rent totaling $253.7 million and $330.9 million, respectively. In addition, changes in space utilization by tenants may cause us to incur substantial costs in renovating or redesigning the internal configuration of the relevant property in order to renew or relet space. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.
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
Our interests in certain properties are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. As of December 31, 2020, the expiration dates of these long-term leases range from 2043 to 2119, including the effect of our unilateral extension rights at each of these properties. Pursuant to the leasehold arrangements, we, as tenant under the long-term leasehold or the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Annualized cash rents, including our share of joint venture annualized cash rents, from properties held through long-term leases or operating sublease interests at December 31, 2020 totaled $318.1 million, or 24.8%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.
We rely on five large properties for a significant portion of our revenue.
Five of our properties, 1185 Avenue of the Americas, 11 Madison Avenue, 420 Lexington Avenue, 1515 Broadway, and 220 East 42nd Street accounted for 35.1% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent, as of December 31, 2020.
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
Giving effect to leases in effect as of December 31, 2020 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 16.0% of our share of Portfolio annualized cash rent, with one tenant, Viacom CBS, Inc., accounting for 5.6% of our share of Portfolio annualized cash rent, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, or economic volatility has a disproportionate impact on our tenants, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
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
While only 5.0% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan, we are subject to risks that affect the retail environment generally, including the level of consumer spending and preferences, consumer confidence, electronic retail competition, levels of tourism in Manhattan, and governmental measures aimed at slowing the spread of COVID-19. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.

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
•significant job losses or declining rates of job creation which may decrease demand for office space, causing market rental rates and property values to be negatively impacted;
•our ability to borrow on terms and conditions that we find acceptable, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reducing our returns from both our existing operations and our acquisition and development activities and increasing our future interest expense; and
•reduced values of our properties, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans.
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
We may suffer adverse consequences if our revenues decline since our operating costs do not decline in proportion to our revenue.
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
We may acquire properties when we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly those investors who are willing to incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:
•an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and
•an increase in the purchase price for such acquisition property.
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
Further, we may acquire properties subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:
•claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;

•liabilities incurred in the ordinary course of business;
•claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and
•liabilities for clean-up of undisclosed environmental contamination.
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
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")) within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as the development of One Vanderbilt. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. There is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
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
Our operations are primarily concentrated in the New York metropolitan area. In the aftermath of a terrorist attack or other acts of terrorism or war, tenants in the New York metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. In addition, economic activity could decline as a result of terrorist attacks or other acts of terrorism or war, or the perceived threat of such acts. Each of these impacts could in turn trigger a decrease in the demand for space in the New York metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. While under the Terrorism Risk Insurance Program Reauthorization Act of 2019, insurers must make terrorism insurance available under their property and casualty insurance policies, this legislation does not regulate the pricing of such insurance. The absence of affordable terrorism insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and, in the event of an uninsured loss, we could lose all or a portion of our assets. Furthermore, we may also experience increased costs in relation to security equipment and personnel. As a result, the value of our properties and our results of operations could materially decline.
We face possible risks associated with the natural disasters and the effects of climate change.
We are subject to risks associated with natural disasters and the effects of climate change, which can include storms, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. Climate change may have a material adverse effect on our properties, operations or business.

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
Our company and our tenants accounted for 15.01% of Alliance's 2020 estimated total revenue, based on information provided to us by Alliance. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
RISKS RELATED TO OUR LIQUIDITY AND CAPITAL RESOURCES
Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.
Scheduled debt payments could adversely affect our results of operations.
Cash flow could be insufficient to meet the payments of principal and interest required under our current mortgages, our 2017 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $5.0 billion as of December 31, 2020, consisting of $1.5 billion in unsecured bank term loans (or "Term Loan A" and "Term Loan B"), $1.3 billion under our senior unsecured notes, $0.1 billion of junior subordinated deferrable interest debentures, $2.0 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments, $110.0 million drawn under our revolving credit facility, and $26.0 million of outstanding letters of credit. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2017 credit facility. As of December 31, 2020, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $9.9 billion, of which our proportionate share was $4.7 billion. As of December 31, 2020, we had no recourse indebtedness outstanding at our unconsolidated joint venture properties.
If we are unable to make payments under our 2017 credit facility, all amounts due and owing at such time shall accrue interest at a per annum rate equal to 2% higher than the rate applicable immediately prior to the default. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2017 credit facility or our senior unsecured notes could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.

We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $284.5 million of consolidated mortgage debt and $1.1 billion of unconsolidated joint venture debt is scheduled to mature in 2021 after giving effect to our as-of-right extension options and repayments and refinancing of consolidated and joint venture debt between December 31, 2020 and February 25, 2021 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance, or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
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
Advances under our 2017 credit facility and certain property-level mortgage debt bear interest at a variable rate. Our consolidated variable rate borrowings totaled $1.8 billion at December 31, 2020. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2017 credit facility. Borrowings under our revolving credit facility and term loans bore interest at the 30-day LIBOR, plus spreads of 100 basis points, 110 basis points, and 100 basis points, respectively, at December 31, 2020. As of December 31, 2020, borrowings under our term loans and junior subordinated deferrable interest debentures totaled $1.5 billion and $100.0 million, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2020, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would increase our net annual interest costs by $14.0 million and would increase our share of joint venture annual interest costs by $20.6 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
The planned phasing out of LIBOR after 2021 may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of certain LIBOR after 2021. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the Federal Reserve Board and the FCA, announced plans to extend the publication of certain USD LIBOR settings until June 30, 2023. It is not possible to predict the effect of these changes or the establishment of alternative reference rates.
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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $1.1 billion at December 31, 2020. Some of these instruments may have some recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
Our debt and preferred equity investments are carried at the net amounts expected to be collected. We maintain and regularly evaluate the need for reserves to protect against potential future credit losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future credit losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. The ultimate resolutions may differ from our expectation, and we could suffer losses which would have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends and distributions to security holders.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2020, we had an aggregate cost basis in joint ventures totaling $3.8 billion.
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
RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
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
Furthermore, the holders of preferred partnership units of our Operating Partnership are entitled to receive preferred distributions before payment of distributions to holders of common units of our Operating Partnership, including us. Thus, our ability to pay cash dividends to our shareholders and satisfy our debt obligations depends on our Operating Partnership’s ability first to make distributions to holders of its preferred partnership units and then to holders of its common units, including us.
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
A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of our stock. However, provisions contained in our charter and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:
•Ownership limitations
•Maryland takeover statutes that may prevent a change of control of our company; and
•Contractual provisions that limit the assumption of certain of our debt

We have a stock ownership limit.
To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals at any time during the last half of any taxable year. For this purpose, stock may be "owned" directly, as well as indirectly under certain constructive ownership rules, including, for example, rules that attribute stock held by one shareholder to another shareholder. In part to avoid violating this rule regarding stock ownership limitations and maintain our REIT qualification, our charter prohibits direct or indirect ownership by any single stockholder of more than 9.0% in value or number of shares of our common stock. Limitations on the ownership of preferred stock may also be imposed by us.
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
Under the Maryland General Corporation Law, or the MGCL, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns 10% or more of the voting power of the corporation's outstanding voting stock; or
•an affiliate or associate of the corporation who, at any time within the two year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.
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
After the five year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation, voting together as a single group; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
In addition, the MGCL provides that holders of "control shares" of a Maryland corporation acquired in a "control share acquisition" will not have voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of stock owned by the acquiror, by officers of the corporation or by directors who are employees of the corporation. "Control shares" means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-tenth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more of all voting power. A "control share acquisition" means the acquisition of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares, subject to certain exceptions.

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
Additionally, other provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain other takeover defenses, some of which have been implemented through provisions in our charter or bylaws unrelated to the provisions of the MGCL and others have not been implemented by our board of directors. Such takeover defenses, to the extent implemented now or in the future, may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide our stockholders with an opportunity to realize a premium over the then-current market price.
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
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
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
GENERAL RISK FACTORS
The trading price of our common stock has been and may continue to be subject to wide fluctuations.
Between January 1, 2020 and December 31, 2020, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $37.90 to $98.56 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Equity issuances or buybacks by us or the perception that such issuances or buybacks may occur may also affect the market price of our common stock.
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
As with other publicly traded equity securities, the value of our common stock depends on various market conditions, which may change from time to time. In addition to the current economic environment and future volatility in the securities and credit markets, the following market conditions may affect the value of our common stock:
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our financial performance; and
•general stock and bond market conditions.
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
U.S. federal income tax laws and the rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2020, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2020, we owned or held interests in 18 consolidated commercial office buildings encompassing approximately 10.7 million rentable square feet and 11 unconsolidated commercial office buildings encompassing approximately 11.8 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2020, our portfolio also included ownership interests in one consolidated property, encompassing 7 consolidated commercial office buildings encompassing approximately 0.9 million rentable square feet, which we refer to as our Suburban property. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2020, we also owned investments in 13 prime retail properties encompassing approximately 0.3 million square feet, 11 buildings in differing stages of development or redevelopment encompassing approximately 4.0 million square feet, and 9 residential buildings encompassing 2,073 units (approximately 1.7 million square feet). In addition, we manage two office buildings owned by third parties encompassing approximately 2.1 million square feet and held debt and preferred equity investments with a book value of $1.1 billion excluding $0.1 billion of investments recorded in balance sheet line items other than the Debt and Preferred Equity Investments line item.

The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties in the portfolio as of December 31, 2020 (dollars in thousands):

Manhattan Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	99.3%	$50,221	4.4%	19	$45.59
110 East 42nd Street	1921	Grand Central	215,400	88.9	11,911	1.0	26	60.09
110 Greene Street	1908/1920	Soho	223,600	89.3	15,459	1.4	58	83.04
125 Park Avenue	1923/2006	Grand Central	604,245	99.6	47,533	4.1	26	74.22
220 East 42nd Street	1929	Grand Central	1,135,000	94.1	67,262	5.9	32	59.68
304 Park Avenue South	1930	Midtown South	215,000	91.2	16,326	1.4	6	82.26
420 Lexington Ave (Graybar)	1927/1999	Grand Central North	1,188,000	90.5	86,204	7.5	187	63.78
461 Fifth Avenue (5)	1988	Midtown	200,000	86.2	16,575	1.4	13	92.26
485 Lexington Avenue	1956/2006	Grand Central North	921,000	89.5	57,357	5.0	29	71.29
555 West 57th Street	1971	Midtown West	941,000	99.9	49,106	4.3	9	48.53
635 Sixth Avenue	1902	Midtown South	104,000	100.0	10,644	0.9	2	112.87
641 Sixth Avenue	1902	Midtown South	163,000	100.0	16,062	1.4	6	94.70
711 Third Avenue (6)	1955	Grand Central North	524,000	89.1	33,411	2.9	20	63.82
750 Third Avenue	1958/2006	Grand Central North	780,000	66.9	34,266	3.0	23	62.85
810 Seventh Avenue	1970	Times Square	692,000	89.3	45,670	4.0	45	74.08
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	79.8	78,908	7.0	12	90.87
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	81.2	39,070	3.4	42	81.14
Subtotal / Weighted Average			10,577,745	89.7%	675,985	59.0%	555
"Non Same Store"
590 Fifth Avenue	1987	Midtown	103,300	68.5%	8,107	0.7%	10	$107.09
Subtotal / Weighted Average			103,300	68.5%	8,107	0.7%	10
Total / Weighted Average Manhattan Consolidated Office Properties			10,681,045	89.5%	$684,092	59.7%	565

UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
10 East 53rd Street— 55.00%	1972/2014	Plaza District	354,300	93.5%	$31,901	1.5%	37	$88.91
11 Madison Avenue—60.00%	1929	Park Avenue South	2,314,000	95.7	156,910	8.3	10	71.85
55 West 46th Street - Tower 46— 25.00%	2009	Midtown	347,000	91.9	27,340	0.6	16	93.61
100 Park Avenue—50.00%	1950/1980	Grand Central South	834,000	82.5	60,478	2.6	35	82.69
280 Park Avenue—50.00%	1961	Park Avenue	1,219,158	92.0	124,890	5.4	39	104.59
800 Third Avenue—60.50%	1972/2006	Grand Central North	526,000	94.7	39,108	2.1	38	74.11
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	100.0	101,342	4.5	7	67.72
1515 Broadway— 56.87%	1972	Times Square	1,750,000	99.9	133,649	6.6	11	71.91
Worldwide Plaza— 24.35%	1989/2013	Westside	2,048,725	96.6	146,224	3.1	24	73.97
Added to Same Store in 2020
2 Herald Square—51.00%	1909	Herald Square	369,000	95.8%	$41,648	1.8%	5	$116.59
Subtotal / Weighted Average			11,216,183	95.5%	$863,490	36.5%	222
"Non Same Store"
885 Third Avenue—100.00% (7)	1986/2006	Midtown / Plaza District	625,300	88.5%	$43,826	3.8%	19	$79.32
Subtotal / Weighted Average			625,300	88.5%	$43,826	3.8%	19
Total / Weighted Average Unconsolidated Office Properties			11,841,483	95.1%	$907,316	40.3%	241	$78.70
Manhattan Office Grand Total / Weighted Average			22,522,528	92.4%	$1,591,408	100.0%	806
Manhattan Office Grand Total—SLG share of Annualized Rent					$1,147,499	100.0%
Manhattan Office Same Store Occupancy %—Combined			21,793,928	92.7%

Suburban Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford	862,800	83.3%	$21,221	100.0%	111	$35.26
Connecticut Subtotal/Weighted Average			862,800	83.3%	$21,221	100.0%	111
Total / Weighted Average Consolidated Office Properties			862,800	83.3%	$21,221	100.0%	111
Suburban Grand Total / Weighted Average			862,800	83.3%	$21,221		111
Suburban Office Grand Total—SLG share of Annualized Rent					$21,221	100.0%
Suburban Office Same Store Occupancy %—Combined			862,800	83.3%

	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
PRIME RETAIL
"Same Store" Prime Retail
11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	100.0%	$3,199	1.5%	1	$286.93
21 East 66th Street—32.28%	1921	Plaza District	13,069	100.0	2,073	1.0	1	630.83
121 Greene Street—50.00%	1887	Soho	7,131	100.0	1,787	1.4	2	250.54
650 Fifth Avenue— 50.00%	1977-1978	Plaza District	69,214	100.0	35,511	27.9	1	513.06
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	100.0	55,474	9.5	6	448.52
719 Seventh Avenue—75.00%	1927	Times Square	10,040	—	—	—	—	—
760 Madison Avenue	1996/2012	Plaza District	21,124	100.0	17,029	26.7	1	806.15
1552-1560 Broadway—50.00%	1926/2014	Times Square	57,718	88.3	29,711	23.3	3	658.58
Subtotal/Weighted Average			314,996	94.7%	$144,784	91.3%	15
"Non Same Store" Prime Retail
85 Fifth Avenue—36.30%	1901/1979	Midtown South	12,946	100.0%	$3,885	2.2%	1	$300.10
115 Spring Street—51.00%	1900	SoHo	5,218	100.0	$3,700	3.0	1	709.04
133 Greene Street	1900	SoHo	6,425	48.6	102	0.2	1	32.70
712 Madison Avenue	1900/1980	Plaza District	6,600	100.0	2,140	3.3	1	324.21
Subtotal/Weighted Average			31,189	89.4%	$9,827	8.7%	4
Total / Weighted Average Prime Retail Properties			346,185	94.2%	$154,611	100.0%	19
DEVELOPMENT/REDEVELOPMENT
19-21 East 65th Street	1928-1940	Plaza District	23,610	3.6%	$32	0.1%	1	$40.22
106 Spring Street	1900	Soho	5,928	—	—	—	—	—
609 Fifth Avenue	1925/1990	Rockefeller Center	138,563	100.0	11,224	33.6	1	81.00
625 Madison Avenue	1956/2002	Plaza District	563,000	26.7	19,948	59.7	21	126.28
707 Eleventh Avenue	1940	Midtown West	159,720	23.3	1,935	5.8	1	52.05
762 Madison Avenue	1910	Plaza District	6,109	32.8	268	0.8	1	212.27
One Vanderbilt—71.01% (8)	N/A	Grand Central	1,657,198	N/A	N/A	N/A	N/A	—
185 Broadway (9)	N/A	Lower Manhattan	198,488	N/A	N/A	N/A	N/A	—
15 Beekman—20.00% (10)	N/A	Lower Manhattan	221,884	N/A	N/A	N/A	N/A
One Madison Avenue—50.50% (11)	N/A	Midtown South	1,048,700	N/A	N/A	N/A	N/A	—
Total / Weighted Average Development/Redevelopment Properties			4,023,200	36.7%	$33,407	100.0%	25

	City/ Town	Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
"Same Store" Residential
400 East 57th Street—41.00%	Upper East Side	290,482	263	66.2	9,753	$3,917
1080 Amsterdam—92.50%	Upper West Side	82,250	97	35.4	2,090	4,299
Stonehenge Portfolio		445,934	538	72.0	18,352	3,680
605 West 42nd Street—20.00%	Midtown West	927,358	1,175	87.1	45,225	3,291
Subtotal/Weighted Average		1,746,024	2,073	78.8%	$75,420	$3,470
Total / Weighted Average Residential Properties		1,746,024	2,073	95.7%	$75,420	$3,470
(1)Excludes leases signed but not yet commenced as of December 31, 2020.
(2)Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2020 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.
(3)Includes our share of unconsolidated joint venture annualized cash rent.
(4)Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.
(5)The Company has an option to acquire the fee interest for a fixed price on a specific date.
(6)The Company owns 100% of the leasehold interest and 50% of the fee interest.
(7)The Company holds 100% of the preferred equity interest in the property and believes there is no value to the common equity.
(8)The 1.7 million square foot development project, for which we received a temporary certificate of occupancy in September 2020, has a total development budget, including land mark-up, of $3.3 billion. As of December 31, 2020, $539.7 billion of the budget remains to be spent, all of which is intended to be funded by the project’s construction facility.
(9)The 0.2 million square foot development project, which is anticipated to be completed in the third quarter of 2021, has a total budget of $306.3 million. As of December 31, 2020, $75.6 million of the budget remains to be spent, comprised of $9.1 million of equity and $66.5 million of financing available under the project's construction facility.
(10)The 0.2 million square foot development, which includes academic space and dormitory space and is 100% pre-leased to Pace University, has a total budget of $219.5 million. Delivery of the academic space is expected in the fourth quarter of 2022 and delivery of the dormitory space is expected in the third quarter of 2023. As of December 31, 2020, $170.0 million of the budget remains to be spent, comprised of $56.2 million of partners' equity and $113.8 million of financing available under the project's construction facility.
(11)The 1.1 million square foot redevelopment, which is anticipated to be completed in the fourth quarter of 2023, has a total budget of $2.3 billion. As of December 31, 2020, $1.7 billion of the budget remains to be spent, comprised of $0.4 billion of partners' equity and $1.3 billion of financing available under the project's construction facility.
Historical Occupancy
Historically, we have achieved consistently higher occupancy rates in our Manhattan portfolio as compared to the overall midtown Manhattan market, as shown over the last five years in the following table:

	Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Midtown Manhattan Markets(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Manhattan Markets(2)(3)
December 31, 2020	92.4%	85.0%	81.1%
December 31, 2019	94.5%	88.8%	87.4%
December 31, 2018	94.5%	91.1%	89.4%
December 31, 2017	93.8%	90.5%	90.3%
December 31, 2016	94.9%	90.0%	92.2%
(1)Includes our consolidated and unconsolidated Manhattan office properties.
(2)Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
(3)The term "Class B" is generally used in the Manhattan office market to describe office properties that are more than 25 years old but that are in good physical condition, enjoy widespread acceptance by high-quality tenants and are situated in desirable locations in Manhattan. Class B office properties can be distinguished from Class A properties in that Class A properties are generally newer properties with higher finishes and frequently obtain the highest rental rates within their markets.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2025, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 0.7 million square feet and approximately 0.7 million square feet, respectively, representing an average annual expiration rate of approximately 7.1% and approximately 6.1%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2020 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases (1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases (2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases (3)
2021(4)	109	976,033	9.7%	$59,682,081	8.8%	$61.15
2022	87	762,956	7.6%	59,759,085	8.8	78.33
2023	64	824,360	8.2%	51,926,317	7.7	62.99
2024	46	355,038	3.5%	27,105,523	4.0	76.35
2025	55	636,787	6.3%	55,261,421	8.2	86.78
2026	45	966,125	9.6%	66,402,593	9.8	68.73
2027	36	608,649	6.0%	47,859,450	7.1	78.63
2028	34	613,768	6.1%	45,120,014	6.7	73.51
2029	17	397,372	3.9%	26,023,546	3.8	65.49
2030 & thereafter	80	3,936,378	39.1%	238,778,719	35.1	60.66
Total/weighted average	573	10,077,466	100.0%	$677,918,749	100.0%	$67.27
(1)Tenants may have multiple leases.
(2)Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2020 under existing leases as of December 31, 2020 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.
(3)Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.
(4)Includes approximately 39,791 square feet and annualized cash rent of $2.8 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2020.

Manhattan Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2021(4)	32	760,690	6.6%	$61,030,861	6.7%	$80.23
2022	32	903,789	7.8	84,918,914	9.4	93.96
2023	19	430,135	3.7	38,986,617	4.3	90.64
2024	26	991,216	8.6	107,848,342	11.9	108.80
2025	16	438,564	3.8	38,120,962	4.2	86.92
2026	27	552,407	4.8	54,855,563	6.0	99.30
2027	18	392,311	3.4	35,584,379	3.9	90.70
2028	17	195,351	1.7	21,333,861	2.4	109.21
2029	15	752,707	6.5	52,033,180	5.7	69.13
2030 & thereafter	44	6,112,339	53.1	412,603,032	45.5	67.50
Total/weighted average	246	11,529,509	100.0%	$907,315,711	100.0%	$78.70
(1)Tenants may have multiple leases.
(2)Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2020 under existing leases as of December 31, 2020 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.
(3)Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.
(4)Includes approximately 22,736 square feet and annualized cash rent of $0.0 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2020.

Tenant Diversification
At December 31, 2020, our properties were leased to 961 tenants, which are engaged in a variety of businesses, including, but not limited to, professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our properties, which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2020:

Tenant Name	Property	Lease Expiration	Total Rentable Square Feet	Annualized Cash Rent	SLG Share of Annualized Cash Rent ($)	% of SLG Share of Annualized Cash Rent (1)	Annualized Rent PSF
ViacomCBS Inc.	1515 Broadway	June 2031	$1,569,327	$94,640	$53,944	4.2%	$60.31
	1515 Broadway	March 2028	9,106	1,964	1,119	0.1%	$215.68
	555 West 57th Street	December 2023	338,527	17,151	17,151	1.3%	$50.66
	Worldwide Plaza	January 2027	32,598	2,267	552	—%	$69.53
			$1,949,558	$116,022	$72,766	5.6%	$59.51

Credit Suisse Securities (USA), Inc.	11 Madison Avenue	May 2037	$1,265,841	$80,109	$48,065	3.8%	$63.29
Latham & Watkins LLP	885 Third Avenue	June 2021	$408,559	$32,269	$32,269	2.5%	$78.98
Sony Corporation	11 Madison Avenue	January 2031	$578,791	$44,859	$26,915	2.1%	$77.50
Debevoise & Plimpton, LLP	919 Third Avenue	June 2022	$577,438	$47,607	$24,280	1.9%	$82.45

TD Bank US Holding Company	1 Vanderbilt Avenue	July 2041	$185,465	$23,553	$16,723	1.3%	$127.00
	125 Park Avenue	October 2030	51,707	3,371	3,371	0.3%	$65.19
	125 Park Avenue	August 2030	6,234	2,537	2,537	0.2%	$406.91
			$243,406	$29,461	$22,631	1.8%	$121.04

The City of New York	100 Church Street	March 2034	$510,007	$21,037	$21,037	1.6%	$41.25
King & Spalding	1185 Avenue of the Americas	October 2025	$218,275	$20,888	$20,888	1.6%	$95.70

Metro-North Commuter Railroad Company	420 Lexington Avenue	November 2034	$344,873	$20,087	$20,087	1.6%	$58.25
	420 Lexington Avenue	September 2021	7,537	507	507	—%	$67.23
	110 East 42nd Street	October 2021	1,840	126	126	—%	$68.63
			$354,250	$20,720	$20,720	1.6%	$58.49

Giorgio Armani Corporation	760 Madison Avenue	December 2024	$21,124	$17,029	$17,029	1.3%	$806.15
	717 Fifth Avenue	March 2023	46,940	25,056	2,731	0.2%	$533.78
	762 Madison Avenue	December 2024	1,264	268	268	—%	$212.27
			$69,328	$42,353	$20,028	1.6%	$610.90

Advance Magazine Group, Fairchild Publications	750 Third Avenue	February 2021	$286,622	$15,355	$15,355	1.2%	$53.57
	485 Lexington Avenue	February 2021	52,573	3,685	3,685	0.3%	$70.10
			$339,195	$19,040	$19,040	1.5%	$56.13

Visiting Nurse Service of New York	220 East 42nd Street	September 2048	$308,115	$18,842	$18,842	1.5%	$61.15

WME IMG, LLC	304 Park Avenue	April 2028	$174,069	$12,741	$12,741	1.0%	$73.19
	11 Madison Avenue	September 2030	104,618	9,787	5,872	0.5%	$93.55
			$278,687	$22,528	$18,613	1.5%	$80.84

Nike Retail Services, Inc.	650 Fifth Avenue	January 2033	$69,214	$35,511	$17,756	1.4%	$513.06
Bloomberg L.P.	919 Third Avenue	February 2029	$557,208	$33,833	$17,255	1.3%	$60.72
Cravath, Swaine & Moore LLP	Worldwide Plaza	August 2024	$617,135	$67,822	$16,515	1.3%	$109.90
National Hockey League	1185 Avenue of the Americas	November 2022	$148,217	$15,763	$15,763	1.2%	$106.35

WeWork	609 Fifth Avenue	April 2036	$138,563	$11,224	$11,224	0.9%	$81.00
	2 Herald Sqaure	February 2036	153,061	8,842	4,509	0.4%	$57.77
			$291,624	$20,066	$15,733	1.2%	$68.81

Amerada Hess Corp.	1185 Avenue of the Americas	December 2027	$167,169	$15,440	$15,440	1.2%	$92.36
Omnicom Group, Inc., Cardinia Real Estate	220 East 42nd Street	April 2032	$231,114	$14,944	$14,944	1.2%	$64.66

Total			$9,183,131	$719,112	$479,500	37.5%	$78.31
(1)SLG Share of Annualized Cash Rent includes Manhattan, Suburban, Retail, Residential, and Development / Redevelopment properties.
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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2020, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 25, 2021, the reported closing sale price per share of common stock on the NYSE was $67.46 and there were 392 holders of record of our common stock.
On December 4, 2020 our Board of Directors declared an ordinary dividend and a special dividend (together, "the Total Dividend"). The Total Dividend was paid on January 15, 2021 to shareholders of record at the close of business on December 15, 2020 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.
To mitigate the dilutive impact of the common stock issued in the special dividend, the board of directors also authorized a reverse stock split, which was effective after markets closed on January 20, 2021. On January 8, 2021, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.02918-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report on Form 10-K.
SL GREEN OPERATING PARTNERSHIP, L.P.
At December 31, 2020, there were 3,938,823 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit of the same amount and in the same manner as dividends per share were distributed to common stockholders.
There is no established public trading market for the common units of the Operating Partnership. On February 25, 2021, there were 54 holders of record and 73,517,930 common units outstanding, 69,350,829 of which were held by SL Green.
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
ISSUER PURCHASES OF EQUITY SECURITIES
In August 2016, our Board of Directors approved a share repurchase program under which we can buy up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized five separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, fourth quarter of 2019, and fourth quarter of 2020 bringing the total program size to $3.5 billion.
At December 31, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,105,881	$104.61	8,105,881
Year ended 2018	9,468,617	$99.03	17,574,498
Year ended 2019	4,465,857	$86.06	22,040,355
Year ended 2020 (1)	8,538,995	$62.39	30,579,350
(1) Includes 63,374 shares of common stock repurchased by the Company in December 2020 that were settled in January 2021.
SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the year ended December 31, 2020, we issued 98,004 shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. During the years ended December 31, 2019 and 2018, we issued 4,871 and 155,916 shares of our common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were exchanged for an equal number of shares of our common stock.
The following table summarizes information, as of December 31, 2020, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,502,613	(2)	$102.62	(3)	3,309,300	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	3,502,613		$102.62		3,309,300
(1)Includes our Fourth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.
(2)Includes (i) 784,995 shares of common stock issuable upon the exercise of outstanding options (784,022 of which are vested and exercisable), (ii) 10,750 restricted stock units and 140,775 phantom stock units that may be settled in shares of common stock (140,775 of which are vested), (iii) 2,252,911 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (1,538,561 of which are vested).
(3)Because there is no exercise price associated with restricted stock units, phantom stock units or LTIP units, these awards are not included in the weighted-average exercise price calculation.
(4)Balance is after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units. The number of securities remaining available consists of shares remaining available for issuance under our 2008 Employee Stock Purchase Plan and Third Amended and Restated 2005 Stock Option and Incentive Plan.

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
The COVID-19 pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and likely longer. This could also cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in this Annual Report on Form 10-K and our other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
The scale and magnitude of adverse impacts could depend on, among other factors:
•the financial condition of our tenants and their ability or willingness to pay rent in full on a timely basis;
•the impact on rents and demand for office and retail space;
•the extent to which work-from-home policies continue subsequent to the easing of pandemic-related restrictions;
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
•the ability of debt and equity markets to function and provide liquidity; and
•the ability to mitigate delays or cost increases associated with building materials or construction services necessary for development, redevelopment and tenant improvements
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A discussion of our results of operations for the year ended December 31, 2019 compared to the year ended year ended December 31, 2018 is included in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, and is incorporated by reference into this Annual Report on Form 10-K.
Leasing and Operating
At December 31, 2020, our same-store Manhattan office property occupancy inclusive of leases signed but not commenced, was 93.4% compared to 96.2% at December 31, 2019. We signed office leases in Manhattan encompassing approximately 1.2 million square feet, of which approximately 0.9 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on the signed Manhattan office leases that replaced previously occupied space was (3.6)% for 2020.
According to Cushman & Wakefield, leasing activity in Manhattan in 2020 totaled approximately 12.8 million square feet. Of the total 2020 leasing activity in Manhattan, the Midtown submarket accounted for approximately 8.9 million square feet, or approximately 69.5%. Manhattan's overall office vacancy went from 11.1% at December 31, 2019 to 15.2% at December 31, 2020. Overall average asking rents in Manhattan decreased in 2020 by 0.3% from $73.41 per square foot at

December 31, 2019 to $73.16 per square foot at December 31, 2020, while Manhattan Class A asking rents increased to $80.18 per square foot , up 0.5% from $79.82 at December 31, 2019.
Acquisition and Disposition Activity
Overall Manhattan sales volume decreased by 61.0% in 2020 to $13.0 billion as compared to $29.4 billion in 2019. However, we continued to take advantage of significant interest by both international and domestic institutions and individuals seeking ownership interests in Manhattan properties to sell assets, disposing of a significant volume of properties that were considered non-core or had a more limited growth trajectory, raising efficiently priced capital that was used primarily for share repurchases and debt reduction. During the year, we closed on the sales of all or a portion of our interests in 30 East 40th Street, 1055 Washington Boulevard, Williamsburg Terrace, 410 Tenth Avenue, 333 East 22nd Street, 400 East 58th Street, the retail condominium at 609 Fifth Avenue, and 315 West 33rd Street - "The Olivia" for total gross valuations of $1.7 billion.
Debt and Preferred Equity
In 2019 and 2020, in our debt and preferred equity portfolio we continued to focus on the origination of financings for owners, acquirers or developers of properties in New York City, while selectively selling certain investments, the proceeds of which were utilized to repurchase shares of common stock or for debt repayment. This investment strategy provides us with the opportunity to fill a need for additional debt financing, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the New York City real estate market. The typical investments made by us during 2019 and 2020 were to reputable owners or acquirers which have sizable equity subordinate to our last dollar of exposure. During 2020, our debt and preferred equity activities included purchases and originations, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, of $0.6 billion, and sales, redemption and participations of $1.0 billion.
For descriptions of significant activities in 2020, refer to "Part I, Item 1. Business - Highlights from 2020."
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
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2020.
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
Revenue Recognition
Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for its intended use by the lessee.
To determine whether the leased space is available for its intended use by the lessee, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

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
We recognize lease concessions related to COVID-19, such as rent deferrals and abatements, in accordance with the Lease Modification Q&A issued by the FASB in April 2020, which provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. When total cash flows resulting from the modified lease are not substantially similar to the cash flows in the original lease, we account for the concession agreement as a new lease.
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

Debt and preferred equity investments are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed on any non-accrual debt or preferred equity investment that is when such non-accrual debt or preferred equity investment becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. We consider an investment to be past due when amounts contractually due have not been paid.
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
Debt and Preferred Equity Investments
Debt and preferred equity investments are presented at the net amount expected to be collected in accordance with ASC 326. An allowance for loan losses is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected through the expected maturity date of such investments. The expense for loan loss and other investment reserves is the charge to earnings to adjust the allowance for loan losses to the appropriate level. Amounts are written off from the allowance when we de-recognize the related investment either as a result of a sale of the investment or acquisition of equity interests in the collateral.
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
In addition, quarterly, the Company assigns each loan a risk rating. Based on a 3-point scale, loans are rated “1” through “3,” from lower risk to higher risk, which ratings are defined as follows: 1 - Low Risk Assets - Low probability of loss, 2 - Watch List Assets - Higher potential for loss, 3 - High Risk Assets - Loss more likely than not. Loans with risk ratings of 2 or 3 are evaluated to determine whether the expected risk of loss is appropriately captured through the combination of our expectations of current conditions, historical loss information and supportable forecasts described above or whether risk characteristics specific to the loan warrant the use of a probability-weighted model.
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

Results of Operations
Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
The following comparison for the year ended December 31, 2020, or 2020, to the year ended December 31, 2019, or 2019, makes reference to the effect of the following:

i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2019 and still owned by us in the same manner at December 31, 2020 (Same-Store Properties totaled 28 of our 38 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2020 and 2019 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties" which represents all properties or interests in properties sold in 2020 and 2019, and
iv.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2020	2019	$ Change	% Change	2020	2019	2020	2019	2020	2019	$ Change	% Change
Rental revenue	$727.6	$756.9	$(29.3)	(3.9)%	$28.9	$95.5	$47.9	$131.2	$804.4	$983.6	$(179.2)	(18.2)%
Investment income	—	—	—	—%	—	—	120.2	195.6	120.2	195.6	(75.4)	(38.5)%
Other income	33.4	9.4	24.0	255.3%	3.6	4.6	91.2	45.8	128.2	59.8	68.4	114.4%
Total revenues	761.0	766.3	(5.3)	(0.7)%	32.5	100.1	259.3	372.6	1,052.8	1,239.0	(186.2)	(15.0)%

Property operating expenses	335.9	352.7	(16.8)	(4.8)%	6.9	25.7	45.7	80.3	388.5	458.7	(70.2)	(15.3)%
Transaction related costs	—	—	—	—%	—	—	0.5	0.7	0.5	0.7	(0.2)	(28.6)%
Marketing, general and administrative	—	—	—	—%	—	—	91.8	100.9	91.8	100.9	(9.1)	(9.0)%
	335.9	352.7	(16.8)	(4.8)%	6.9	25.7	138.0	181.9	480.8	560.3	(79.5)	(14.2)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									$(128.5)	$(202.2)	73.7	(36.4)%
Depreciation and amortization									(313.7)	(272.4)	(41.3)	15.2%
Equity in net (loss) income from unconsolidated joint ventures									(25.2)	(34.5)	9.3	(27.0)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									3.0	76.2	(73.2)	(96.1)%
Purchase price and other fair value adjustment									187.5	69.4	118.1	170.2%
Gain (loss) on sale of real estate, net									215.5	(16.7)	232.2	(1,390.4)%
Depreciable real estate reserves and impairments									(60.5)	(7.0)	(53.5)	764.3%
Loan loss and other investment reserves, net of recoveries									(35.3)	—	(35.3)	—%
Net income									$414.8	$291.5	$123.3	42.3%
Rental Revenue
    Rental revenues decreased primarily due to a) our Disposed Properties ($66.6 million), b) Credit Suisse vacating its space at One Madison Avenue in January 2020 pursuant to an agreement to terminate its lease early so the property can be redeveloped ($50.2 million), c) lower contribution from our Same-Store properties ($29.3 million) driven by i) lower expense escalation revenue resulting from lower operating expenses and ii) charge offs of billed tenant receivables and straight-line rent, and d) increased vacancy at 625 Madison Avenue, which is expected to be redeveloped ($26.1 million).

The following table presents a summary of the commenced leasing activity for the year ended December 31, 2020 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	1,306,757
Sold vacancies	(4,545)
Acquired vacancies	42,800
Property in redevelopment	(10,695)
Space which became available during the year(3)
• Office	1,170,246
• Retail	90,528
• Storage	6,294
	1,267,068
Total space available	2,601,385
Leased space commenced during the year:
• Office(4)	777,511	835,150	$68.24	$65.37	$58.82	6.7	9.9
• Retail	104,800	104,164	$142.74	$107.30	$64.32	8.6	16.9
• Storage	1,339	1,249	$35.74	$37.41	$—	3.4	3.9
Total leased space commenced	883,650	940,563	$76.44	$69.31	$59.35	6.9	10.7

Total available space at end of year	1,717,735

Early renewals
• Office	499,520	513,010	$67.87	$71.03	$17.76	4.2	4.8
• Retail	105,563	40,238	$239.85	$211.64	$—	1.5	2.2
• Storage	15,833	7,070	$37.56	$37.01	$—	1.9	5.3
Total early renewals	620,916	560,318	$79.84	$80.70	$16.26	3.9	4.6

Total commenced leases, including replaced previous vacancy
• Office		1,348,160	$68.10	$67.82	$43.20	5.8	8.0
• Retail		144,402	$169.80	$145.19	$46.40	6.6	12.8
• Storage		8,319	$37.28	$37.06	$—	2.1	5.1
Total commenced leases		1,500,881	$77.71	$74.20	$43.27	5.8	8.4
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $66.50 per rentable square feet for 672,280 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $67.09 per rentable square feet for 1,185,290 rentable square feet.
Investment Income
Investment income decreased primarily as a result of a decrease in the weighted average balance and weighted average yield of our debt and preferred equity investment portfolio. For the years ended December 31, 2020 and 2019, the weighted average balance of our debt and preferred equity investment portfolio and the weighted average yield were $1.4 billion and 7.7%, respectively, compared to $2.1 billion and 8.8%, respectively. As of December 31, 2020, the debt and preferred equity investment portfolio had a weighted average term to maturity of 2.3 years excluding extension options.
Other Income
Other income increased primarily due a) to higher lease termination income in 2020 as compared with 2019 ($48.6 million), b) a settlement fee related to a previous real estate transaction ($20.2 million), and c) development fee income of ($7.3 million) in 2020, offset by d) a decrease in leasing commission income in 2020 as compared to 2019 ($7.0 million).

Property Operating Expenses
Property operating expenses decreased primarily due to a) a reduction in variable operating expenses, such as utilities, cleaning, and security, at our Same-Store properties ($24.3 million) as a result of lower physical occupancy at the properties during the year related to COVID-19 and b) decreased operating expenses and real estate taxes at i) our Disposed properties ($18.8 million and $13.3 million, respectively) and ii) 625 Madison Avenue ($6.5 million and $10.3 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $91.8 million for the year ended December 31, 2020, compared to $100.9 million for the same period in 2019 due to reduced compensation expense.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of a) a decrease in corporate interest expense due to lower LIBOR in 2020 ($21.7 million), b) the repayment of an issuance of senior unsecured notes in the first quarter of 2020 ($20.9 million), c) interest capitalization in connection with a property that is under development ($18.3 million) and d) the repayment of the Master Repurchase Agreement in the second quarter of 2020 ($10.3 million). The weighted average consolidated debt balance outstanding was $5.8 billion for the year ended December 31, 2020 as compared to $6.1 billion for the year ended December 31, 2019. The consolidated weighted average interest rate decreased to 3.06% for the year ended December 31, 2020 as compared to 4.00% for the year ended December 31, 2019 as a result of lower LIBOR.
Depreciation and Amortization
Depreciation and amortization increased primarily due to accelerated depreciation at One Madison Avenue related to the redevelopment of the property ($55.2 million), offset by decreased depreciation and amortization at our Disposed properties ($18.5 million).
Equity in net (loss) income from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures decreased primarily as a result of increased contribution from 280 Park Avenue resulting from a) lower interest expense ($10.3 million) and b) a tax abatement benefit recognized in 2020 ($2.4 million).
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the year ended December 31, 2020, we recognized a gain on the sale of our joint venture interest in 333 East 22nd Street ($3.0 million). During the year ended December 31, 2019, we recognized gains on the sales of our joint venture interests in 521 Fifth Avenue ($57.4 million) and 131 Spring Street ($16.7 million).
Purchase price and other fair value adjustments
In December 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million.
In August 2019, the Company sold a 49% interest in 115 Spring Street, which resulted in the deconsolidation of our remaining 51% interest. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $3.8 million.
In May 2019, the Company closed on the acquisition of a majority and controlling interest in 410 Tenth Avenue. We recorded the assets acquired and liabilities assumed at fair value which resulted in the recognition of a fair value adjustment of $67.6 million million.
Gain (Loss) on Sale of Real Estate, Net
During the year ended December 31, 2020, we recognized gains on the sales of our interests in a) 315 West 33rd Street - "The Olivia" ($72.3 million), b) the retail condominium at 609 Fifth Avenue ($65.4 million), c) 410 Tenth Avenue ($56.4 million), d) 15 Beekman ($17.7 million), e) Williamsburg Terrace ($11.8 million) and f) 400 East 58th Street ($8.3 million), and a loss on sale related to our interest in 1055 Washington Boulevard in Stamford, Connecticut. During the year ended December 31, 2019, we recognized a loss on the sale of our interest in 562 Fifth Avenue ($26.6 million) and gains on the sales of our interests in a) 1640 Flatbush Avenue ($5.5 million), b) 115 Spring Street ($3.3 million), and c) the Suburban Properties ($1.8 million). The Suburban Properties consist of 360 Hamilton Avenue, 100 Summit Lake Drive, 200 Summit Lake Drive, and 500 Summit Lake Drive.

Depreciable Real Estate Reserves and Impairments
During the year ended December 31, 2020, we recorded charges related to a) 106 Spring Street ($39.7 million), b) 133 Greene Street ($14.1 million), and c) 712 Madison Avenue ($6.6 million). During the year ended December 31, 2019, we recorded a charge related to 1010 Washington Boulevard in Stamford, Connecticut ($7.0 million).
Loan loss and other investment reserves, net of recoveries
During the year ended December 31, 2020, we recorded $12.3 million of losses related to certain debt and preferred equity investments that were sold and $23.0 million of loan loss and other investment reserves in conjunction with recording debt and preferred equity investments and other financing receivables at the net amount expected to be collected. There were no loan loss reserves for the year ended December 31, 2019.
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
For a comparison of the year ended December 31, 2019 to the year ended December 31, 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 28, 2020.
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
As of the date of this filing, we have collected gross tenant billings for 2020 of 95.5% overall, including 97.9% from office tenants and 85.4% from retail tenants.
The combined aggregate principal maturities of our property mortgages and other loans payable, Federal Home Loan Bank of New York ("FHLB") facilities, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2020 were as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Property mortgages and other loans	$250,727	$264,202	$566,599	$278,034	$829	$580,969	$1,941,360
FHLB facilities	60,000	—	—	—	—	—	60,000
Corporate obligations	350,000	800,000	1,410,000	200,000	100,000	100,000	2,960,000
Joint venture debt-our share	1,085,279	540,947	491,066	617,010	1,385,256	552,813	4,672,371
Total	$1,746,006	$1,605,149	$2,467,665	$1,095,044	$1,486,085	$1,233,782	$9,633,731
As of December 31, 2020, we had liquidity of $1.7 billion, comprised of $1.4 billion of availability under our revolving credit facility and $0.3 billion of consolidated cash on hand, inclusive of $28.6 million of marketable securities. This liquidity excludes $122.2 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties, debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $372.8 million and $241.4 million at December 31, 2020 and 2019, respectively, representing a increase of $131.4 million. The increase was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2020	2019	(Decrease) Increase
Net cash provided by operating activities	$554,236	$376,473	$177,763
Net cash provided by investing activities	$1,056,430	$114,494	$941,936
Net cash used in financing activities	$(1,479,301)	$(528,650)	$(950,651)
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service, and fund dividend and distribution requirements. Our debt and preferred equity investments and joint venture investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2020, when compared to the year ended December 31, 2019, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$175,745
Capital expenditures and capitalized interest	(205,154)
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	5,239
Joint venture investments	58,367
Distributions from joint ventures	45,552
Proceeds from sales of real estate/partial interest in property	904,080
Debt and preferred equity and other investments	(41,893)
Increase in net cash provided by investing activities	$941,936
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $253.0 million for the year ended December 31, 2019 to $458.1 million for the year ended December 31, 2020 due to increased costs incurred in connection with our development and redevelopment properties.
We generally fund our investment activity through the sale of real estate, the sale of debt and preferred equity investments, property-level financing, our credit facilities, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2020, when compared to the year ended December 31, 2019, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$613,908
Repayments of our debt obligations	(1,261,752)
Net distribution to noncontrolling interests	(80,675)
Other financing activities	(49,978)
Proceeds from stock options exercised and DRSPP issuance	672
Repurchase of common stock	(144,084)
Redemption of preferred stock	(64,608)
Acquisition of subsidiary interest from noncontrolling interest	24,309
Dividends and distributions paid	12,390
Increase in net cash used in financing activities	$(949,818)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2020, 68,508,127 shares of common stock and no shares of excess stock were issued and outstanding.
On December 4, 2020 our Board of Directors declared an ordinary dividend and a special dividend (together, "the Total Dividend"). The Total Dividend was paid on January 15, 2021 to shareholders of record at the close of business on December 15, 2020 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.
To mitigate the dilutive impact of the common stock issued in the special dividend, the board of directors also authorized a reverse stock split, which was effective after markets closed on January 20, 2021. On January 8, 2021, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.02918-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report on Form 10-K.
Share Repurchase Program
In August 2016, our Board of Directors approved a share repurchase program under which we can repurchase up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized five separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, fourth quarter of 2019, and fourth quarter of 2020 bringing the total program size to $3.5 billion.
At December 31, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,105,881	$104.61	8,105,881
Year ended 2018	9,468,617	$99.03	17,574,498
Year ended 2019	4,465,857	$86.06	22,040,355
Year ended 2020 (1)	8,538,995	$62.39	30,579,350
(1) Includes 63,374 shares of common stock repurchased by the Company in December 2020 that were settled in January 2021.

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2018, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2020, 2019, and 2018, respectively (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Shares of common stock issued	16,676	3,757	1,359
Dividend reinvestments/stock purchases under the DRSPP	$1,006	$334	$136
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2020, 3.1 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
During the year ended December 31, 2020, 20,753 phantom stock units and 8,417 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.3 million during the year ended December 31, 2020 related to the Deferred Compensation Plan. As of December 31, 2020, there were 140,775 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2020, 156,780 shares of our common stock had been issued under the ESPP.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2020 and 2019, (amount in thousands).

	December 31,
Debt Summary:	2020	2019
Balance
Fixed rate	$1,985,572	$2,536,286
Variable rate—hedged	1,150,000	1,000,000
Total fixed rate	3,135,572	3,536,286
Total variable rate	1,827,677	2,018,434
Total debt	$4,963,249	$5,554,720

Debt, preferred equity, and other investments subject to variable rate	345,877	618,885
Net exposure to variable rate debt	1,481,800	1,399,549

Percent of Total Debt:
Fixed rate	63.2%	63.7%
Variable rate (1)	36.8%	36.3%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	3.65%	4.05%
Variable rate	2.30%	3.93%
Effective interest rate	2.91%	3.85%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 32.1% and 28.4% as of December 31, 2020 and December 31, 2019, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.14% and 1.76% at December 31, 2020 and 2019, respectively). Our consolidated debt at December 31, 2020 had a weighted average term to maturity of 2.87 years.
Certain of our debt and equity investments and other investments, with carrying values of $0.3 billion at December 31, 2020 and $0.6 billion at December 31, 2019, are variable rate investments, which mitigates our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 32.1% and 28.4%, respectively.
Mortgage Financing
As of December 31, 2020, our total mortgage debt (excluding our share of joint venture mortgage debt of $4.7 billion) consisted of $1.1 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.31% and $0.9 billion of variable rate debt with an effective weighted average interest rate of 2.77%.
Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2020, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2020, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
At December 31, 2020, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2020, the facility fee was 20 basis points.
As of December 31, 2020, we had $26.0 million of outstanding letters of credit, $110.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.4 billion under the 2017 credit facility. At December 31, 2020 and December 31, 2019, the revolving credit facility had a carrying value of $105.3 million and $234.0 million, respectively, net of deferred financing costs. At December 31, 2020 and December 31, 2019, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Federal Home Loan Bank of New York ("FHLB") Facility
As of December 31, 2020, the Company’s wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, was a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga was able to borrow funds from the FHLBNY in the form of secured advances that bore interest at a floating rate. In February 2021, Ticonderoga's membership in FHLB New York was terminated and all advances were repaid. As of December 31, 2020, Ticonderoga had a total of $60.0 million in outstanding secured advances with an average spread of 21 basis points over 30-day LIBOR.
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of December 31, 2020, there have been no margin calls on the 2017 MRA.
In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and is scheduled to mature in June 2021, with a one-year extension option. At December 31, 2020, the facility had no outstanding balance.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2020 and 2019, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2020 Unpaid Principal Balance	December 31, 2020 Accreted Balance	December 31, 2019 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
August 7, 2018 (2)(3)	$350,000	$350,000	$350,000	1.52%	3	August 2021
October 5, 2017 (2)	500,000	499,803	499,695	3.25%	5	October 2022
November 15, 2012 (4)	300,000	302,086	303,142	4.50%	10	December 2022
December 17, 2015 (5)	100,000	100,000	100,000	4.27%	10	December 2025
March 16, 2010 (6)	—	—	250,000
	$1,250,000	$1,251,889	$1,502,837
Deferred financing costs, net		(3,670)	(5,990)
	$1,250,000	$1,248,219	$1,496,847
(1)Interest rate as of December 31, 2020, taking into account interest rate hedges in effect during the period.
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

Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2020 and 2019, we were in compliance with all such covenants.
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
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of December 31, 2020, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $14.0 million and would increase our share of joint venture annual interest cost by $20.6 million. At December 31, 2020, 32.1% of our $1.1 billion debt and preferred equity portfolio is indexed to LIBOR.
We recognize most derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If a derivative is considered a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive loss until the hedged item is recognized in earnings.
Our long-term debt of $3.1 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2020 bore interest based on a spread of LIBOR plus 18 basis points to LIBOR plus 340 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our financing and operating leases, as of December 31, 2020 are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Property mortgages and other loans	$250,727	$264,202	$566,599	$278,034	$829	$580,969	$1,941,360
MRA and FHLB facilities	60,000	—	—	—	—	—	60,000
Revolving credit facility	—	—	110,000	—	—	—	110,000
Unsecured term loans	—	—	1,300,000	200,000	—	—	1,500,000
Senior unsecured notes	350,000	800,000	—	—	100,000	—	1,250,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	32,527	3,523	3,570	3,641	3,810	260,550	307,621
Operating leases	28,534	26,228	23,921	23,939	24,026	504,360	631,008
Estimated interest expense	141,815	122,975	60,953	42,990	31,901	55,103	455,737
Joint venture debt	1,085,279	540,947	491,066	617,010	1,385,256	552,813	4,672,371
Total	$1,948,882	$1,757,875	$2,556,109	$1,165,614	$1,545,822	$2,053,795	$11,028,097
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
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2021, we expect to incur $88.0 million of recurring capital expenditures on existing consolidated properties and $192.2 million of development or redevelopment expenditures on existing consolidated properties, of which $65.5 million will be funded by construction financing facilities. We expect our share of capital expenditures at our joint venture properties will be $343.1 million, of which $248.1 million will be funded by construction financing facilities. We expect to fund these capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
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
Any dividend we pay may be in the form of cash, stock, or a combination thereof, subject to IRS limitations on the use of stock for dividends. Additionally, if our REIT taxable income in a particular year exceeds the amount of cash dividends we pay in that year, we may pay stock dividends in order to maintain our REIT status and avoid certain REIT-level taxes.
Based on our current annual dividend rate of $3.64 per share, we would pay $249.4 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2017 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $1.4 million, $3.9 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $13.3 million, $18.8 million and $18.8 million the years ended December 31, 2020, 2019 and 2018, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2020, 2019, and 2018 respectively.
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

Messrs. Holliday and Mathias cannot monetize their interests until after stabilization of the property (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the 7-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday’s and Mathias’s continued service with us. The price paid upon monetization of the interests will equal the liquidation value of the interests at the time, with the value of One Vanderbilt being based on its sale price, if applicable, or fair market value as determined by an independent third party appraiser.
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

FFO for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to SL Green common stockholders	$356,105	$255,484	$232,312
Add:
Depreciation and amortization	313,668	272,358	279,507
Joint venture depreciation and noncontrolling interest adjustments	205,869	192,426	187,147
Net income attributable to noncontrolling interests	34,956	10,142	12,210
Less:
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	2,961	76,181	303,967
Depreciable real estate reserves and impairments	(60,454)	(7,047)	(227,543)
Gain (loss) on sale of real estate, net	215,506	(16,749)	(30,757)
Purchase price and other fair value adjustment	187,522	69,389	57,385
Depreciation on non-rental real estate assets	2,338	2,935	2,404
Funds from Operations attributable to SL Green common stockholders and unit holders	$562,725	$605,701	$605,720
Cash flows provided by operating activities	$554,236	$376,473	$441,537
Cash flows provided by investing activities	$1,056,430	$114,494	$681,662
Cash flows used in financing activities	$(1,479,301)	$(528,650)	$(1,094,112)

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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2020 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2021	$360,700	3.62%	$300,027	1.94%	$216,162	6.05%
2022	1,006,552	3.59%	57,650	1.97%	398,053	10.33%
2023	806,599	3.95%	1,170,000	1.93%	245,092	1.74%
2024	278,034	4.26%	200,000	1.57%	6,890	—%
2025	100,829	4.34%	—	2.09%	30,000	8.40%
Thereafter	580,969	4.35%	100,000	2.82%	180,345	6.95%
Total	$3,133,683	3.78%	$1,827,677	1.93%	$1,076,542	6.83%
Fair Value	$3,237,075		$1,822,740
(1)Our debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion at December 31, 2020.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2020 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2021	$11,415	4.15%	$1,073,864	2.13%
2022	492,801	4.11%	48,146	2.19%
2023	271,080	3.94%	219,986	2.57%
2024	16,994	3.88%	600,016	2.85%
2025	1,261,997	3.88%	123,259	3.34%
Thereafter	442,675	3.98%	110,138	3.68%
Total	$2,496,962	4.02%	$2,175,409	2.43%
Fair Value	$2,570,780		$2,164,526

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2020 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	LIBOR	$85,000	4.000%	March 2019	March 2021	$—
Interest Rate Swap	Credit Facility	LIBOR	350,000	0.544%	April 2020	August 2021	(771)
Interest Rate Swap	Mortgage	LIBOR	111,869	3.500%	December 2020	November 2021	—
Interest Rate Cap	Mortgage	LIBOR	510,000	3.000%	June 2020	December 2021	—
Interest Rate Swap	Mortgage	LIBOR	200,000	1.131%	July 2016	July 2023	(5,004)
Interest Rate Swap	Credit Facility	LIBOR	100,000	1.161%	July 2016	July 2023	(2,578)
Interest Rate Cap	Credit Facility	LIBOR	600,000	4.000%	August 2020	September 2023	28
Interest Rate Swap	Credit Facility	LIBOR	150,000	2.696%	January 2019	January 2024	(11,344)
Interest Rate Swap	Credit Facility	LIBOR	150,000	2.721%	January 2019	January 2026	(17,714)
Interest Rate Swap	Credit Facility	LIBOR	200,000	2.740%	January 2019	January 2026	(23,806)
Total Consolidated Hedges							$(61,189)
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps represented an asset of $1.1 million in the aggregate at December 31, 2020. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented a liability of $11.4 million in the aggregate at December 31, 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.
Adoption of ASU No. 2016-13

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the measurement of credit losses on financial instruments in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Joint Venture Consolidation Assessment
Description of the Matter
The Company accounted for certain investments in real estate joint ventures under the equity method of accounting and consolidated certain other investments in real estate joint ventures. At December 31, 2020, the Company’s investments in unconsolidated joint ventures was $3.8 billion and noncontrolling interests in consolidated other partnerships was $26 million. As discussed in Note 2 to the consolidated financial statements, for each joint venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

How We Addressed the Matter in Our Audit
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

Impairment of Commercial Real Estate Properties (Retail)
Description of the Matter
At December 31, 2020, the Company’s commercial real estate properties, at cost totaled approximately $5.4 billion. As described in Note 2 to the consolidated financial statements, real estate properties are periodically reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable. For the year ended December 31, 2020, the Company recognized $60.5 million of depreciable real estate reserves and impairments.

Auditing the Company’s accounting for impairment of commercial real estate properties (retail) was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in the determination of estimated future cash flows expected to result from the property’s use and eventual disposition and the estimated fair value of the property. In particular, management’s assumptions and estimates included estimated revenue and expense growth rates, discount rates and capitalization rates, which were sensitive to expectations about future operations, market or economic conditions, demand and competition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s commercial real estate properties impairment process. This included testing of controls over management's review of the significant assumptions and data inputs utilized in the estimation of expected future cash flows and the determination of fair value.

To test the Company's accounting for impairment of commercial real estate properties, we performed audit procedures that included, among others, evaluating the methodologies applied and testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses. We held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties. In certain cases, we involved our valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical data and observable market-specific data. We also assessed management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in estimated future cash flows that would result from changes in the assumptions. In addition, we assessed information and events subsequent to the balance sheet date to corroborate certain of the key assumptions utilized by management.

 /s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1997.
New York, New York
February 26, 2021

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,315,832	$1,751,544
Building and improvements	4,168,193	5,154,990
Building leasehold and improvements	1,448,134	1,433,793
Right of use asset - financing leases	55,711	47,445
Right of use asset - operating leases	367,209	396,795
	7,355,079	8,784,567
Less: accumulated depreciation	(1,956,077)	(2,060,560)
	5,399,002	6,724,007
Assets held for sale	—	391,664
Cash and cash equivalents	266,059	166,070
Restricted cash	106,736	75,360
Investments in marketable securities	28,570	29,887
Tenant and other receivables	44,507	43,968
Related party receivables	34,657	21,121
Deferred rents receivable	302,791	283,011
Debt and preferred equity investments, net of discounts and deferred origination fees of $11,232 and $14,562 and allowances of $13,213 and $1,750 in 2020 and 2019, respectively	1,076,542	1,580,306
Investments in unconsolidated joint ventures	3,823,322	2,912,842
Deferred costs, net	177,168	205,283
Other assets	448,213	332,801
Total assets (1)	$11,707,567	$12,766,320
Liabilities
Mortgages and other loans payable, net	$1,979,972	$2,183,253
Revolving credit facility, net	105,262	234,013
Unsecured term loans, net	1,495,275	1,494,024
Unsecured notes, net	1,248,219	1,496,847
Accrued interest payable	14,825	22,148
Other liabilities	302,798	177,080
Accounts payable and accrued expenses	151,309	166,905
Deferred revenue	118,572	114,052
Lease liability - financing leases	152,521	44,448
Lease liability - operating leases	339,458	381,671
Dividend and distributions payable	149,294	79,282
Security deposits	53,836	62,252
Liabilities related to assets held for sale	—	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,211,341	6,555,975
Commitments and contingencies
Noncontrolling interests in Operating Partnership	358,262	409,862
Preferred units	202,169	283,285

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2020	December 31, 2019
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2020 and 2019	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 69,534 and 77,981 issued and outstanding at December 31, 2020 and 2019, respectively (including 1,026 and 1,026 shares held in treasury at December 31, 2020 and 2019, respectively)	716	803
Additional paid-in-capital	3,862,949	4,286,395
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive loss	(67,247)	(28,485)
Retained earnings	1,015,462	1,084,719
Total SL Green stockholders' equity	4,909,763	5,441,315
Noncontrolling interests in other partnerships	26,032	75,883
Total equity	4,935,795	5,517,198
Total liabilities and equity	$11,707,567	$12,766,320

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $41.2 million and $205.2 million of land, $57.9 million and $481.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $37.8 million and $61.7 million of right of use assets, $10.3 million and $17.6 million of accumulated depreciation, $289.5 million and $169.5 million of other assets included in other line items, $94.0 million and $457.1 million of real estate debt, net, $0.7 million and $1.2 million of accrued interest payable, $29.9 million and $57.7 million of lease liabilities, and $56.6 million and $43.7 million of other liabilities included in other line items as of December 31, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Rental revenue, net	$804,423	$983,557	$978,574
Investment income	120,163	195,590	201,492
Other income	128,158	59,848	47,326
Total revenues	1,052,744	1,238,995	1,227,392
Expenses
Operating expenses, including $12,643 in 2020, $18,106 in 2019, $17,823 in 2018 of related party expenses	183,200	234,676	229,347
Real estate taxes	176,315	190,764	186,351
Operating lease rent	29,043	33,188	32,965
Interest expense, net of interest income	116,679	190,521	208,669
Amortization of deferred financing costs	11,794	11,653	12,408
Depreciation and amortization	313,668	272,358	279,507
Loan loss and other investment reserves, net of recoveries	35,298	—	6,839
Transaction related costs	503	729	1,099
Marketing, general and administrative	91,826	100,875	92,631
Total expenses	958,326	1,034,764	1,049,816
Equity in net (loss) income from unconsolidated joint ventures	(25,195)	(34,518)	7,311
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	2,961	76,181	303,967
Purchase price and other fair value adjustment	187,522	69,389	57,385
Gain (loss) on sale of real estate, net	215,506	(16,749)	(30,757)
Depreciable real estate reserves and impairments	(60,454)	(7,047)	(227,543)
Loss on early extinguishment of debt	—	—	(17,083)
Net income	414,758	291,487	270,856
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(20,016)	(13,301)	(12,216)
Noncontrolling interests in other partnerships	(14,940)	3,159	6
Preferred units distributions	(8,747)	(10,911)	(11,384)
Net income attributable to SL Green	371,055	270,434	247,262
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net income attributable to SL Green common stockholders	$356,105	$255,484	$232,312

Basic earnings per share:	$4.88	$3.20	$2.75
Diluted earnings per share:	$4.87	$3.19	$2.75

Basic weighted average common shares outstanding	72,552	79,415	84,090
Diluted weighted average common shares and common share equivalents outstanding	77,243	84,234	89,071

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$414,758	$291,487	$270,856
Other comprehensive loss:
Decrease in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(39,743)	(47,118)	(3,622)
(Decrease) increase in unrealized value of marketable securities	(1,318)	1,249	60
Other comprehensive loss	(41,061)	(45,869)	(3,562)
Comprehensive income	373,697	245,618	267,294
Net income attributable to noncontrolling interests and preferred units distributions	(43,703)	(21,053)	(23,594)
Other comprehensive loss attributable to noncontrolling interests	2,299	2,276	66
Comprehensive income attributable to SL Green	$332,293	$226,841	$243,766

The accompanying notes are an integral part of these consolidated financial statements.

                        SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares (1)	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2017	$221,932	90,172	$939	$4,968,338	$(124,049)	$18,604	$1,139,329	$364,361	$6,589,454
Cumulative adjustment upon adoption of ASC 610-20							570,524		570,524
Balance at January 1, 2018	221,932	90,172	939	4,968,338	(124,049)	18,604	1,709,853	364,361	7,159,978
Net income (loss)							247,262	(6)	247,256
Other comprehensive loss						(3,496)			(3,496)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		1		136					136
Conversion of units in the Operating Partnership to common stock		155	2	16,301					16,303
Reallocation of noncontrolling interest in the Operating Partnership							34,236		34,236
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		145	1	17,483					17,484
Repurchases of common stock		(9,469)	(98)	(522,482)			(415,215)		(937,795)
Proceeds from stock options exercised		307	3	28,909					28,912
Contributions to consolidated joint venture interests								5,459	5,459
Deconsolidation of partially owned entity								(315,116)	(315,116)
Distributions to noncontrolling interests								(8,364)	(8,364)
Cash distributions declared ($3.3834 per common share, none of which represented a return of capital for federal income tax purposes)							(282,188)		(282,188)
Balance at December 31, 2018	221,932	81,311	847	4,508,685	(124,049)	15,108	1,278,998	46,334	5,947,855
Net income (loss)							270,434	(3,159)	267,275
Acquisition of subsidiary interest from noncontrolling interest				(569)				(25,276)	(25,845)
Other comprehensive loss						(43,593)			(43,593)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		4		334					334
Conversion of units in the Operating Partnership to common stock		5		471					471
Reallocation of noncontrolling interest in the Operating Partnership							(34,320)		(34,320)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		102	2	25,761					25,763
Repurchases of common stock		(4,466)	(46)	(248,287)			(136,066)		(384,399)
Contributions to consolidated joint venture interests								58,462	58,462
Distributions to noncontrolling interests								(478)	(478)
Cash distributions declared ($3.5352 per common share, none of which represented a return of capital for federal income tax purposes)							(279,377)		(279,377)
Balance at December 31, 2019	221,932	76,956	803	4,286,395	(124,049)	(28,485)	1,084,719	75,883	5,517,198
Cumulative adjustment upon adoption of ASC 326							(39,184)		(39,184)
Balance at January 1, 2020	221,932	76,956	803	4,286,395	(124,049)	(28,485)	1,045,535	75,883	5,478,014
Net income							371,055	14,940	385,995
Acquisition of subsidiary interest from noncontrolling interest				(3,123)				1,587	(1,536)
Other comprehensive loss						(38,762)			(38,762)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		17		1,006					1,006
Conversion of units in the Operating Partnership to common stock		98	1	8,743					8,744
Reallocation of noncontrolling interest in the Operating Partnership							32,598		32,598

                        SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares (1)	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(34)	—	25,271					25,271
Repurchases of common stock		(8,529)	(88)	(455,343)			(76,831)		(532,262)
Contributions to consolidated joint venture interests								12,477	12,477
Distributions to noncontrolling interests								(78,855)	(78,855)
Cash distributions declared ($4.7908 per common share, none of which represented a return of capital for federal income tax purposes)							(341,945)		(341,945)
Balance at December 31, 2020	$221,932	68,508	$716	$3,862,949	$(124,049)	$(67,247)	$1,015,462	$26,032	$4,935,795

(1)On January 21, 2021, we completed a reverse stock split whereby every 1.02918 SL Green common share was combined into 1 SL Green common share. We have retroactively adjusted the outstanding share counts, share activity, cash distributions declared, and earnings per share, as if the reverse split occurred on December 31, 2017.
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$414,758	$291,487	$270,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325,462	284,011	289,899
Equity in net loss (income) from unconsolidated joint ventures	25,195	34,518	(7,311)
Distributions of cumulative earnings from unconsolidated joint ventures	679	864	10,277
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(2,961)	(76,181)	(303,967)
Purchase price and other fair value adjustments	(187,522)	(69,389)	(57,385)
Depreciable real estate reserves and impairments	60,454	7,047	227,543
(Gain) loss on sale of real estate, net	(215,506)	16,749	30,757
Loan loss reserves and other investment reserves, net of recoveries	35,298	—	6,839
Loss on early extinguishment of debt	—	—	17,083
Deferred rents receivable	(7,582)	(13,941)	(18,216)
Non-cash lease expense	11,984	13,744	2,016
Other non-cash adjustments	15,178	271	2,932
Changes in operating assets and liabilities:
Tenant and other receivables	(17,074)	(4,968)	6,968
Related party receivables	1,451	7,802	(1,044)
Deferred lease costs	(20,900)	(70,938)	(44,158)
Other assets	(26,137)	(18,630)	(8,310)
Accounts payable, accrued expenses, other liabilities and security deposits	132,171	(25,597)	4,410
Deferred revenue	20,657	10,824	12,348
Change in lease liability - operating leases	(11,369)	(11,200)	—
Net cash provided by operating activities	554,236	376,473	441,537
Investing Activities
Acquisitions of real estate property	$(86,846)	$(262,591)	$(60,486)
Additions to land, buildings and improvements	(458,140)	(252,986)	(254,460)
Acquisition deposits and deferred purchase price	—	(5,239)	—
Investments in unconsolidated joint ventures	(70,315)	(128,682)	(400,429)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	124,572	79,020	233,118
Net proceeds from disposition of real estate/joint venture interest	1,112,382	208,302	1,231,004
Other investments	32,479	(7,869)	(38,912)
Origination of debt and preferred equity investments	(360,953)	(607,844)	(731,216)
Repayments or redemption of debt and preferred equity investments	763,251	1,092,383	703,043
Net cash provided by investing activities	1,056,430	114,494	681,662

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Financing Activities
Proceeds from mortgages and other loans payable	$1,181,892	$752,984	$564,391
Repayments of mortgages and other loans payable	(1,186,828)	(230,076)	(868,842)
Proceeds from revolving credit facility and senior unsecured notes	1,495,000	1,310,000	3,120,000
Repayments of revolving credit facility and senior unsecured notes	(1,875,000)	(1,570,000)	(2,560,000)
Payment of debt extinguishment costs	—	—	(13,918)
Proceeds from stock options exercised and DRSPP issuance	1,006	334	29,048
Repurchase of common stock	(528,483)	(384,399)	(979,541)
Redemption of preferred stock	(82,750)	(18,142)	(1,208)
Redemption of OP units	(27,342)	(27,495)	(33,972)
Distributions to noncontrolling interests in other partnerships	(85,468)	(478)	(8,364)
Contributions from noncontrolling interests in other partnerships	12,477	10,239	5,459
Acquisition of subsidiary interest from noncontrolling interest	(1,536)	(25,845)	—
Distributions to noncontrolling interests in the Operating Partnership	(12,652)	(14,729)	(15,000)
Dividends paid on common and preferred stock	(293,996)	(306,386)	(313,230)
Other obligations related to loan participations	—	—	16
Tax withholdings related to restricted share awards	(4,752)	(3,495)	(3,842)
Deferred loan costs	(70,036)	(21,162)	(15,109)
Principal payments of on financing lease liabilities	(833)	—	—
Net cash used in financing activities	(1,479,301)	(528,650)	(1,094,112)
Net increase (decrease) in cash, cash equivalents, and restricted cash	131,365	(37,683)	29,087
Cash, cash equivalents, and restricted cash at beginning of year	241,430	279,113	250,026
Cash, cash equivalents, and restricted cash at end of period	$372,795	$241,430	$279,113

Supplemental cash flow disclosures:
Interest paid	$201,348	$248,684	$259,776
Income taxes paid	$2,296	$1,489	$1,418

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$8,744	$471	$16,303
Redemption of units in the Operating Partnership for a joint venture sale	—	—	10,445
Exchange of preferred equity investment for real estate or equity in joint venture	119,497	—	—
Exchange of debt investment for real estate or equity in joint venture	122,796	34,498	298,956
Issuance of preferred units relating to a real estate acquisition	—	1,000	—
Tenant improvements and capital expenditures payable	1,665	6,056	—
Fair value adjustment to noncontrolling interest in the Operating Partnership	32,598	34,320	34,236
Deconsolidation of a subsidiary	854,437	395	298,404
Deconsolidation of a subsidiary mortgage	5,593	—	—
Mortgages assumed in connection with sale of real estate	250,000	—	—
Seller financed purchases	100,000	—	—
Debt and preferred equity investments	9,014	—	—
Transfer of assets related to assets held for sale	—	391,664	—
Reversal of assets held for sale	391,664	—	—
Transfer of liabilities related to assets held for sale	—	—	—
Removal of fully depreciated commercial real estate properties	66,169	19,577	124,249

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Contribution to consolidated joint venture by noncontrolling interest	—	48,223	—
Distributions to noncontrolling interests	6,613	—	—
Share repurchase payable	3,779	—	—
Recognition of sales-type leases and related lease liabilities	119,725	—	—
Recognition of right of use assets and related lease liabilities	61,990	389,120	—
In December 2020, the Company declared a regular monthly distribution per share of $0.3122 and a special distribution per share of $1.7462 that was paid primarily in stock. These distributions were paid in January 2021. In December 2019 and 2018, the Company declared quarterly distributions per share of $0.9108 and $0.8748, respectively. These distributions were paid in January 2020 and 2019, respectively. These distribution amounts have been retroactively adjusted to reflect the reverse stock split that was effectuated in January 2021.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2020	2019	2018
Cash and cash equivalents	$266,059	$166,070	$129,475
Restricted cash	106,736	75,360	149,638
Total cash, cash equivalents, and restricted cash	$372,795	$241,430	$279,113
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.
Adoption of ASU No. 2016-13
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method of accounting for the measurement of credit losses on financial instruments in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Joint Venture Consolidation Assessment
Description of the Matter
The Operating Partnership accounted for certain investments in real estate joint ventures under the equity method of accounting and consolidated certain other investments in real estate joint ventures. At December 31, 2020, the Operating Partnership’s investments in unconsolidated joint ventures was $3.8 billion and noncontrolling interests in consolidated other partnerships was $26 million. As discussed in Note 2 to the consolidated financial statements, for each joint venture, the Operating Partnership evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

How We Addressed the Matter in Our Audit
Auditing management’s joint venture consolidation analyses was complex and highly judgmental due to the subjectivity in assessing which activities most significantly impact a joint venture’s economic performance based on the purpose and design of the entity over the duration of its expected life and assessing which party has rights to direct those activities. We tested the Operating Partnership’s controls over the assessment of joint venture consolidation. For example, we tested controls over management's review of the consolidation analyses for newly formed ventures as well as controls over management's identification of reconsideration events which could trigger modified consolidation conclusions for existing ventures.

To test the Operating Partnership’s consolidation assessment for real estate joint ventures, our procedures included, among others, reviewing new and amended joint venture agreements and discussing with management the nature of the rights conveyed to the Operating Partnership through the joint venture agreements as well as the business purpose of the joint venture transactions. We reviewed management’s assessment of the activities that would most significantly impact the joint venture’s economic performance and evaluated whether the joint venture agreements provided participating or protective rights to the Operating Partnership. We also evaluated transactions with the joint ventures for events which would require a reconsideration of previous consolidation conclusions.

Impairment of Commercial Real Estate Properties (Retail)
Description of the Matter
At December 31, 2020, the Operating Partnership’s commercial real estate properties, at cost totaled approximately $5.4 billion. As described in Note 2 to the consolidated financial statements, real estate properties are periodically reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable. For the year ended December 31, 2020, the Operating Partnership recognized $60.5 million of depreciable real estate reserves and impairments.

Auditing the Operating Partnership’s accounting for impairment of commercial real estate properties (retail) was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in the determination of estimated future cash flows expected to result from the property’s use and eventual disposition and the estimated fair value of the property. In particular, management’s assumptions and estimates included estimated revenue and expense growth rates, discount rates and capitalization rates, which were sensitive to expectations about future operations, market or economic conditions, demand and competition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Operating Partnership’s commercial real estate properties impairment process. This included testing of controls over management's review of the significant assumptions and data inputs utilized in the estimation of expected future cash flows and the determination of fair value.

To test the Operating Partnership's accounting for impairment of commercial real estate properties, we performed audit procedures that included, among others, evaluating the methodologies applied and testing the significant assumptions discussed above and the underlying data used by the Operating Partnership in its impairment analyses. We held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties. In certain cases, we involved our valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical data and observable market-specific data. We also assessed management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in estimated future cash flows that would result from changes in the assumptions. In addition, we assessed information and events subsequent to the balance sheet date to corroborate certain of the key assumptions utilized by management.

/s/ Ernst & Young LLP
We have served as the Operating Partnership's auditor since 2010.
New York, New York
February 26, 2021

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2020	December 31, 2019
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,315,832	$1,751,544
Building and improvements	4,168,193	5,154,990
Building leasehold and improvements	1,448,134	1,433,793
Right of use asset - financing leases	55,711	47,445
Right of use asset - operating leases	367,209	396,795
	7,355,079	8,784,567
Less: accumulated depreciation	(1,956,077)	(2,060,560)
	5,399,002	6,724,007
Assets held for sale	—	391,664
Cash and cash equivalents	266,059	166,070
Restricted cash	106,736	75,360
Investments in marketable securities	28,570	29,887
Tenant and other receivables	44,507	43,968
Related party receivables	34,657	21,121
Deferred rents receivable	302,791	283,011
Debt and preferred equity investments, net of discounts and deferred origination fees of $11,232 and $14,562 and allowances of $13,213 and $1,750 in 2020 and 2019, respectively	1,076,542	1,580,306
Investments in unconsolidated joint ventures	3,823,322	2,912,842
Deferred costs, net	177,168	205,283
Other assets	448,213	332,801
Total assets (1)	$11,707,567	$12,766,320
Liabilities
Mortgages and other loans payable, net	$1,979,972	$2,183,253
Revolving credit facility, net	105,262	234,013
Unsecured term loans, net	1,495,275	1,494,024
Unsecured notes, net	1,248,219	1,496,847
Accrued interest payable	14,825	22,148
Other liabilities	302,798	177,080
Accounts payable and accrued expenses	151,309	166,905
Deferred revenue	118,572	114,052
Lease liability - financing leases	152,521	44,448
Lease liability - operating leases	339,458	381,671
Dividend and distributions payable	149,294	79,282
Security deposits	53,836	62,252
Liabilities related to assets held for sale	—	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,211,341	6,555,975
Commitments and contingencies
Limited partner interests in SLGOP (3,939 and 4,196 limited partner common units outstanding at December 31, 2020 and 2019, respectively)	358,262	409,862
Preferred units	202,169	283,285

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2020	December 31, 2019
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2020 and 2019	221,932	221,932
SL Green partners' capital (724 and 812 general partner common units, and 67,784 and 76,145 limited partner common units outstanding at December 31, 2020 and 2019, respectively)	4,755,078	5,247,868
Accumulated other comprehensive loss	(67,247)	(28,485)
Total SLGOP partners' capital	4,909,763	5,441,315
Noncontrolling interests in other partnerships	26,032	75,883
Total capital	4,935,795	5,517,198
Total liabilities and capital	$11,707,567	$12,766,320

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $41.2 million and $205.2 million of land, $57.9 million and $481.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $37.8 million and $61.7 million of right of use assets, $10.3 million and $17.6 million of accumulated depreciation, $289.5 million and $169.5 million of other assets included in other line items, $94.0 million and $457.1 million of real estate debt, net, $0.7 million and $1.2 million of accrued interest payable, $29.9 million and $57.7 million of lease liabilities, and $56.6 million and $43.7 million of other liabilities included in other line items as of December 31, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Rental revenue, net	$804,423	$983,557	$978,574
Investment income	120,163	195,590	201,492
Other income	128,158	59,848	47,326
Total revenues	1,052,744	1,238,995	1,227,392
Expenses
Operating expenses, including $12,643 in 2020, $18,106 in 2019, $17,823 in 2018 of related party expenses	183,200	234,676	229,347
Real estate taxes	176,315	190,764	186,351
Operating lease rent	29,043	33,188	32,965
Interest expense, net of interest income	116,679	190,521	208,669
Amortization of deferred financing costs	11,794	11,653	12,408
Depreciation and amortization	313,668	272,358	279,507
Loan loss and other investment reserves, net of recoveries	35,298	—	6,839
Transaction related costs	503	729	1,099
Marketing, general and administrative	91,826	100,875	92,631
Total expenses	958,326	1,034,764	1,049,816
Equity in net (loss) income from unconsolidated joint ventures	(25,195)	(34,518)	7,311
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	2,961	76,181	303,967
Purchase price and other fair value adjustment	187,522	69,389	57,385
Gain (loss) on sale of real estate, net	215,506	(16,749)	(30,757)
Depreciable real estate reserves and impairments	(60,454)	(7,047)	(227,543)
Loss on early extinguishment of debt	—	—	(17,083)
Net income	414,758	291,487	270,856
Net loss attributable to noncontrolling interests in other partnerships	(14,940)	3,159	6
Preferred unit distributions	(8,747)	(10,911)	(11,384)
Net income attributable to SLGOP	391,071	283,735	259,478
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net income attributable to SLGOP common unitholders	$376,121	$268,785	$244,528

Basic earnings per unit:	$4.88	$3.19	$2.75
Diluted earnings per unit:	$4.87	$3.19	$2.75

Basic weighted average common units outstanding	76,647	83,690	88,652
Diluted weighted average common units and common unit equivalents outstanding	77,243	84,234	89,071

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$414,758	$291,487	$270,856
Other comprehensive loss:
(Decrease) increase in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	(39,743)	(47,118)	(3,622)
(Decrease) increase in unrealized value of marketable securities	(1,318)	1,249	60
Other comprehensive loss	(41,061)	(45,869)	(3,562)
Comprehensive income	373,697	245,618	267,294
Net loss attributable to noncontrolling interests	(14,940)	3,159	6
Other comprehensive loss attributable to noncontrolling interests	2,299	2,276	66
Comprehensive income attributable to SLGOP	$361,056	$251,053	$267,366

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units (1)	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2017	$221,932	90,172	$5,984,557	$18,604	$364,361	$6,589,454
Cumulative adjustment upon adoption of ASC 610-20			570,524			570,524
Balance at January 1, 2018	$221,932	90,172	$6,555,081	$18,604	$364,361	$7,159,978
Net income (loss)			247,262		(6)	247,256
Other comprehensive loss				(3,496)		(3,496)
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		1	136			136
Conversion of common units		155	16,303			16,303
Reallocation of noncontrolling interests in the operating partnership			34,236			34,236
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		145	17,484			17,484
Repurchases of common units		(9,469)	(937,795)			(937,795)
Proceeds from stock options exercised		307	$28,912			28,912
Contributions to consolidated joint venture interests					5,459	5,459
Deconsolidation of partially owned entity					(315,116)	(315,116)
Distributions to noncontrolling interests					(8,364)	(8,364)
Cash distributions declared ($3.3834 per common unit, none of which represented a return of capital for federal income tax purposes)			(282,188)			(282,188)
Balance at December 31, 2018	$221,932	81,311	$5,664,481	$15,108	$46,334	$5,947,855
Net income (loss)			270,434		(3,159)	267,275
Acquisition of subsidiary interest from noncontrolling interest			(569)		(25,276)	(25,845)
Other comprehensive loss				(43,593)		(43,593)
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		4	334			334
Conversion of common units		5	471			471
Reallocation of noncontrolling interest in the Operating Partnership			(34,320)			(34,320)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		102	25,763			25,763
Repurchases of common units		(4,466)	(384,399)			(384,399)
Contributions to consolidated joint venture interests					58,462	58,462
Distributions to noncontrolling interests					(478)	(478)
Cash distributions declared ($3.5352 per common unit, none of which represented a return of capital for federal income tax purposes)			(279,377)			(279,377)
Balance at December 31, 2019	$221,932	76,956	$5,247,868	$(28,485)	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326			(39,184)			(39,184)
Balance at January 1, 2020	$221,932	76,956	$5,208,684	$(28,485)	$75,883	$5,478,014
Net income			371,055		14,940	385,995
Acquisition of subsidiary interest from noncontrolling interest			(3,123)		1,587	(1,536)
Other comprehensive loss				(38,762)		(38,762)
Preferred dividends			(14,950)			(14,950)
DRSPP proceeds		17	1,006			1,006
Conversion of common units		98	8,744			8,744
Reallocation of noncontrolling interest in the Operating Partnership			32,598			32,598
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(34)	25,271			25,271
Repurchases of common units		(8,529)	(532,262)			(532,262)
Contributions to consolidated joint venture interests					12,477	12,477
Distributions to noncontrolling interests					(78,855)	(78,855)
Cash distributions declared ($4.7908 per common unit, none of which represented a return of capital for federal income tax purposes)			(341,945)			(341,945)
Balance at December 31, 2020	$221,932	68,508	$4,755,078	$(67,247)	$26,032	$4,935,795

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

(1)On January 21, 2021, we completed a reverse stock split whereby every 1.02918 SL Green Operating Partnership common unit was combined into 1 SL Green Operating Partnership common unit. We have retroactively adjusted the outstanding unit counts, unit activity, cash distributions declared, and earnings per units, as if the reverse split occurred on December 31, 2017.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income	$414,758	$291,487	$270,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325,462	284,011	289,899
Equity in net loss (income) from unconsolidated joint ventures	25,195	34,518	(7,311)
Distributions of cumulative earnings from unconsolidated joint ventures	679	864	10,277
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(2,961)	(76,181)	(303,967)
Purchase price and other fair value adjustments	(187,522)	(69,389)	(57,385)
Depreciable real estate reserves and impairments	60,454	7,047	227,543
(Gain) loss on sale of real estate, net	(215,506)	16,749	30,757
Loan loss reserves and other investment reserves, net of recoveries	35,298	—	6,839
Loss on early extinguishment of debt	—	—	17,083
Deferred rents receivable	(7,582)	(13,941)	(18,216)
Non-cash lease expense	11,984	13,744	2,016
Other non-cash adjustments	15,178	271	2,932
Changes in operating assets and liabilities:
Tenant and other receivables	(17,074)	(4,968)	6,968
Related party receivables	1,451	7,802	(1,044)
Deferred lease costs	(20,900)	(70,938)	(44,158)
Other assets	(26,137)	(18,630)	(8,310)
Accounts payable, accrued expenses, other liabilities and security deposits	132,171	(25,597)	4,410
Deferred revenue	20,657	10,824	12,348
Change in lease liability - operating leases	(11,369)	(11,200)	—
Net cash provided by operating activities	554,236	376,473	441,537
Investing Activities
Acquisitions of real estate property	$(86,846)	$(262,591)	$(60,486)
Additions to land, buildings and improvements	(458,140)	(252,986)	(254,460)
Acquisition deposits and deferred purchase price	—	(5,239)	—
Investments in unconsolidated joint ventures	(70,315)	(128,682)	(400,429)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	124,572	79,020	233,118
Net proceeds from disposition of real estate/joint venture interest	1,112,382	208,302	1,231,004
Other investments	32,479	(7,869)	(38,912)
Origination of debt and preferred equity investments	(360,953)	(607,844)	(731,216)
Repayments or redemption of debt and preferred equity investments	763,251	1,092,383	703,043
Net cash provided by investing activities	1,056,430	114,494	681,662

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Financing Activities
Proceeds from mortgages and other loans payable	$1,181,892	$752,984	$564,391
Repayments of mortgages and other loans payable	(1,186,828)	(230,076)	(868,842)
Proceeds from revolving credit facility and senior unsecured notes	1,495,000	1,310,000	3,120,000
Repayments of revolving credit facility and senior unsecured notes	(1,875,000)	(1,570,000)	(2,560,000)
Payment of debt extinguishment costs	—	—	(13,918)
Proceeds from stock options exercised and DRSPP issuance	1,006	334	29,048
Repurchase of common units	(528,483)	(384,399)	(979,541)
Redemption of preferred units	(82,750)	(18,142)	(1,208)
Redemption of OP units	(27,342)	(27,495)	(33,972)
Distributions to noncontrolling interests in other partnerships	(85,468)	(478)	(8,364)
Contributions from noncontrolling interests in other partnerships	12,477	10,239	5,459
Acquisition of subsidiary interest from noncontrolling interest	(1,536)	(25,845)	—
Distributions paid on common and preferred units	(306,648)	(321,115)	(328,230)
Other obligations related to mortgage loan participations	—	—	16
Tax withholdings related to restricted share awards	(4,752)	(3,495)	(3,842)
Deferred loan costs	(70,036)	(21,162)	(15,109)
Principal payments of on financing lease liabilities	(833)	—	—
Net cash used in financing activities	(1,479,301)	(528,650)	(1,094,112)
Net increase (decrease) in cash, cash equivalents, and restricted cash	131,365	(37,683)	29,087
Cash, cash equivalents, and restricted cash at beginning of year	241,430	279,113	250,026
Cash, cash equivalents, and restricted cash at end of period	$372,795	$241,430	$279,113

Supplemental cash flow disclosures:
Interest paid	$201,348	$248,684	$259,776
Income taxes paid	$2,296	$1,489	$1,418

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$8,744	$471	$16,303
Redemption of units in the Operating Partnership for a joint venture sale	—	—	10,445
Exchange of preferred equity investment for real estate or equity in joint venture	119,497	—	—
Exchange of debt investment for real estate or equity in joint venture	122,796	34,498	298,956
Issuance of preferred units relating to a real estate acquisition	—	1,000	—
Tenant improvements and capital expenditures payable	1,665	6,056	—
Fair value adjustment to noncontrolling interest in the Operating Partnership	32,598	34,320	34,236
Deconsolidation of a subsidiary	854,437	395	298,404
Deconsolidation of a subsidiary mortgage	5,593	—	—
Mortgages assumed in connection with sale of real estate	250,000	—	—
Seller financed purchases	100,000	—	—
Debt and preferred equity investments	9,014	—	—
Transfer of assets related to assets held for sale	—	391,664	—
Reversal of assets held for sale	391,664	—	—
Transfer of liabilities related to assets held for sale	—	—	—
Removal of fully depreciated commercial real estate properties	66,169	19,577	124,249

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Contribution to consolidated joint venture by noncontrolling interest	—	48,223	—
Distributions to noncontrolling interests	6,613	—	—
Share repurchase payable	3,779	—	—
Recognition of sales-type leases and related lease liabilities	119,725	—	—
Recognition of right of use assets and related lease liabilities	61,990	389,120	—
In December 2020, the Operating Partnership declared a regular monthly distribution per unit of $0.3122 and a special distribution per unit of $1.7462 that was paid primarily in units. These distributions were paid in January 2021. In December 2019 and 2018, the Operating Partnership declared quarterly distributions per unit of $0.9108 and $0.8748, respectively. These distributions were paid in January 2020 and 2019, respectively. These distribution amounts have been retroactively adjusted to reflect the reverse stock split that was effectuated in January 2021.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2020	2019	2018
Cash and cash equivalents	$266,059	$166,070	$129,475
Restricted cash	106,736	75,360	149,638
Total cash, cash equivalents, and restricted cash	$372,795	$241,430	$279,113
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2020

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2020, noncontrolling investors held, in the aggregate, a 5.44% limited partnership interest in the Operating Partnership, inclusive of retroactive adjustments to reflect the reverse stock split effectuated by SL Green in January 2021. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
As of December 31, 2020, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated		Unconsolidated		Total
Location	Property Type		Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office		18	10,681,045	11	11,841,483	29	22,522,528	92.4%
	Retail		4	44,189	9	301,996	13	346,185	94.2%
	Development/Redevelopment	(1)	8	1,095,418	3	2,927,782	11	4,023,200	N/A
			30	11,820,652	23	15,071,261	53	26,891,913	92.5%
Suburban	Office		7	862,800	—	—	7	862,800	83.3%
Total commercial properties			37	12,683,452	23	15,071,261	60	27,754,713	92.1%
Residential:
Manhattan	Residential		1	82,250	8	1,663,774	9	1,746,024	75.7%
Total portfolio			38	12,765,702	31	16,735,035	69	29,500,737	91.2%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by the total available units.
As of December 31, 2020, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited) and held debt and preferred equity investments with a book value of $1.1 billion, excluding $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
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
Subsequent Events
On December 4, 2020 our Board of Directors declared an ordinary dividend and a special dividend (together, "the Total Dividend"). The Total Dividend was paid on January 15, 2021 to shareholders of record at the close of business on December 15, 2020 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.
To mitigate the dilutive impact of the common stock issued in the special dividend, the board of directors also authorized a reverse stock split, which was effective after markets closed on January 20, 2021. On January 8, 2021, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.02918-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report on Form 10-K.
In January 2021, the Company closed on the sale of 712 Madison Avenue for a gross sales price of $43.0 million, pursuant to the exercise of a purchase option by the ground lessee of the property.
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
December 31, 2020
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
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 years to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 year to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 year to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2020, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 6.3 years, 5.6 years, and 5.3 years, respectively.
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
December 31, 2020
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
Properties other than Right of use assets - operating leases are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life
Building (leasehold interest)	lesser of 40 years or remaining term of the lease
Right of use assets - financing leases	lesser of 40 years or remaining lease term
Furniture and fixtures	4 to 7 years
Tenant improvements	shorter of remaining term of the lease or useful life
Right of use assets - operating leases are amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight line adjustment of the operating lease rent under ASC 840.
Depreciation expense (including amortization of right of use assets - financing leases) totaled $277.5 million, $233.5 million, and $242.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
We recognized $5.9 million, $4.5 million, and $6.8 million of rental revenue for the years ended December 31, 2020, 2019, and 2018, respectively, for the amortization of aggregate below-market leases in excess of above-market leases, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Identified intangible assets (included in other assets):
Gross amount	$215,673	$255,198
Accumulated amortization	(190,523)	(228,223)
Net (1)	$25,150	$26,975
Identified intangible liabilities (included in deferred revenue):
Gross amount	$241,409	$282,048
Accumulated amortization	(230,479)	(249,514)
Net (1)	$10,930	$32,534
(1)    As of December 31, 2020, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale. As of December 31, 2019, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2021	(1,403)
2022	(119)
2023	91
2024	258
2025	781
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2021	4,899
2022	3,456
2023	2,841
2024	2,520
2025	1,427
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of December 31, 2020, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326.
At December 31, 2020 and 2019, we held the following marketable securities (in thousands):

	December 31,
	2020	2019
Commercial mortgage-backed securities	$28,570	$29,887
Total marketable securities available-for-sale	$28,570	$29,887
The cost basis of the commercial mortgage-backed securities was $27.5 million at both December 31, 2020 and 2019. These securities mature at various times through 2035. All were in an unrealized gain position at December 31, 2020 except for 1 security, which had an unrealized loss of $0.7 million, had been in a continuous unrealized loss position for less than 12 months, and had a fair value of $7.0 million. All were in an unrealized gain position at December 31, 2019. We held no equity marketable securities at December 31, 2020 and 2019.
During the years ended December 31, 2020, 2019 and 2018, we did not dispose of any marketable securities.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
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
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2020.
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
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2020, 2019 and 2018, $5.4 million, $6.3 million, and $15.7 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of eight years.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
Revenue Recognition
Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for its intended use by the lessee.
To determine whether the leased space is available for its intended use by the lessee, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
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
We recognize lease concessions related to COVID-19, such as rent deferrals and abatements, in accordance with the Lease Modification Q&A issued by the FASB in April 2020, which provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. When total cash flows resulting from the modified lease are not substantially similar to the cash flows in the original lease, we account for the concession agreement as a new lease.
The Company provides its tenants with certain customary services for lease contracts such as common area maintenance and general security. We have elected to combine the non-lease components with the lease components of our operating lease agreements and account for them as a single lease component in accordance with ASC 842.
Prior to the adoption of ASC 842, we maintained allowances for estimated losses on tenant receivables and deferred rent receivables under our lease agreements. During the year ended December 31, 2018 we had $4.2 million of additions to these allowances charged against operations and $8.9 million of uncollectible accounts written off or recovered within the period. The combined ending balance of the allowances was $31.2 million as of December 31, 2018.
We record a gain or loss on sale of real estate assets when we no longer hold a controlling financial interest in the entity holding the real estate, a contract exists with a third party and that third party has control of the assets acquired.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
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
We consider a debt and preferred equity investment to be past due when amounts contractually due have not been paid. Debt and preferred equity investments are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed on any debt or preferred equity investment that is on non-accrual status when such debt or preferred equity investment becomes contractually current and performance is demonstrated to be resumed.
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
Debt and Preferred Equity Investments
Debt and preferred equity investments are presented at the net amount expected to be collected in accordance with ASC 326. An allowance for loan losses is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected through the expected maturity date of such investments. The expense for loan loss and other investment reserves is the charge to earnings to adjust the allowance for loan losses to the appropriate level. Amounts are written off from the allowance when we de-recognize the related investment either as a result of a sale of the investment or acquisition of equity interests in the collateral.
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
December 31, 2020
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
During the years ended December 31, 2020, 2019 and 2018, we recorded Federal, state and local tax provisions of $1.2 million, $1.5 million, and $2.8 million, respectively. For the year ended December 31, 2020, the Company paid distributions on its common stock of $5.54 per share which represented $1.84 per share of ordinary income and $3.06 per share of capital gains. For the year ended December 31, 2019, the Company paid distributions on its common stock of $3.40 per share which represented $2.59 per share of ordinary income, and $0.81 per share of capital gains. For the year ended December 31, 2018, the Company paid distributions on its common stock of $3.25 per share which represented $1.46 per share of ordinary income and $1.79 per share of capital gains. In order to present information that is consistent with the tax forms issued with respect to these tax years, these per-share numbers have not been retroactively adjusted to reflect the reverse stock split that was effectuated in January 2021.
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
December 31, 2020
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
December 31, 2020
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
Earnings per Share of the Company
The Company presents both basic and diluted earnings per share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. Diluted EPS also includes units of limited partnership interest. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. Earnings per share has been retroactively adjusted to reflect the reverse stock split effectuated in January 2021 for all periods presented in this Annual Report on Form 10-K.
Earnings per Unit of the Operating Partnership
The Operating Partnership presents both basic and diluted earnings per unit ("EPU") using the two-class method, which is an earnings allocation formula that determines EPU for common units and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPU is computed by dividing the income available to common unitholders by the weighted-average number of common units outstanding for the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common units. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount. The dilutive effect of unit options is reflected in the weighted average diluted outstanding units calculation by application of the treasury stock method. Earnings per unit has been retroactively adjusted for all periods presented in this Annual Report on Form 10-K to reflect the reverse stock split effectuated in January 2021
Use of Estimates
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from the tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Viacom CBS, Inc., who accounted for 5.6% of our share of annualized cash rent, no other tenant in our

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at December 31, 2020.
For the years ended December 31, 2020, 2019, and 2018, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	2020	Property	2019	Property	2018
11 Madison Avenue	8.2%	1185 Avenue of the Americas	7.6%	11 Madison Avenue	7.4%
420 Lexington Ave (Graybar)	7.5%	11 Madison Avenue	7.4%	1185 Avenue of the Americas	6.7%
1185 Avenue of the Americas	6.9%	420 Lexington Avenue	6.6%	420 Lexington Avenue	6.5%
1515 Broadway	6.6%	1515 Broadway	6.1%	1515 Broadway	6.0%
220 East 42nd Street	5.9%	One Madison Avenue	6.0%	One Madison Avenue	5.8%
280 Park Avenue	5.4%	220 East 42nd Street	5.5%
As of December 31, 2020, 64.1% of our work force is covered by six collective bargaining agreement. None of these agreements expire before December 31, 2021. See Note 19, "Benefits Plans."
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
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. The Lease Modification Q&A did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and then in January 2021, the FASB issued ASU No 2021-01. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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
December 31, 2020
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
3. Property Acquisitions
2020 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2020:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
762 Madison Avenue (1)	January 2020	Fee Interest	6,109	$29.3
707 Eleventh Avenue	January 2020	Fee Interest	159,720	90.0
15 Beekman (2)	January 2020	Leasehold Interest	98,412	—
590 Fifth Avenue (3)	October 2020	Fee Interest	103,300	107.2
(1)The Company acquired from our joint venture partner the remaining 10% interest in this property that the Company did not already own.
(2)In January 2020, the Company entered into a 99-year ground lease of 126 Nassau Street and subsequently renamed the property 15 Beekman. In August 2020, we entered into a partnership with a real estate fund managed by Meritz Alternative Investment as part of the capitalization of this development project. See note 6, “Investment in Unconsolidated Joint Ventures.”
(3)The property previously served as collateral for a debt and preferred equity investment and was acquired through a negotiated transaction with the sponsor.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
2019 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2019:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
106 Spring Street (1)	April 2019	Fee Interest	5,928	$80.2
410 Tenth Avenue (2)	May 2019	Fee Interest	638,000	440.0
110 Greene Street (3)	May 2019	Fee Interest	223,600	256.5
(1)In April 2019, the Company accepted an assignment of the equity interests in the property in lieu of repayment of the Company's debt investment and marked the assets received and liabilities assumed to fair value.
(2)In May 2019, the Company closed on the acquisition of a majority and controlling 70.87% interest in 460 West 34th Street and subsequently renamed the property 410 Tenth Avenue. The Company had previously made a loan to the entity that was accounted for as an Acquisition, Development, and Construction (“ADC”) arrangement. Upon consolidating the entity in which it acquired the controlling equity interest, the Company and the Partnership removed the ADC arrangement and recorded the assets and liabilities of the entity at fair value, which resulted in the recognition of a fair value adjustment of $67.6 million, which was reflected in the Company's consolidated statement of operations within purchase price and other fair value adjustments, and $18.3 million of net intangible lease liabilities.
(3)In May 2019, the Company acquired from our joint venture partner the remaining 10% interest in this property that the Company did not already own.
2018 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2018:

Property	Acquisition Date	Property Type	Approximate Square Feet		Acquisition Price (in millions)
2 Herald Square (1)	May 2018	Leasehold Interest	369,000		$266.0
1231 Third Avenue (2)(3)	July 2018	Fee Interest	39,000		55.4
Upper East Side Residential (3)(4)	August 2018	Fee Interest	0.2	acres	30.2
133 Greene Street (2)	October 2018	Fee Interest	6,425		31.0
712 Madison Avenue (2)	December 2018	Fee Interest	6,600		58.0
(1)In May 2018, the Company was the successful bidder at the foreclosure of the asset. We recorded the assets acquired and liabilities assumed at fair value. This resulted in the recognition of a fair value adjustment of $8.1 million, which is reflected in the Company's consolidated statement of operations within purchase price and other fair value adjustments. See Note 16, "Fair Value Measurements." The Company subsequently sold a 49% interest in the property in November 2018. See Note 4, "Properties Held for Sale and Dispositions." and Note 6, "Investments in Unconsolidated Joint Ventures."
(2)The Company accepted an assignment of the equity interests in the property in lieu of repayment of the Company's debt investment, and recorded the assets received and liabilities assumed at fair value.
(3)This property was subsequently sold in October 2018. See Note 4, "Properties Held for Sale and Dispositions."
(4)In August 2018, the Company acquired the fee interest in three additional land parcels at the Upper East Side Residential Assemblage.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of December 31, 2020, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2020, 2019, and 2018:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet		Sales Price (1) (in millions)	Gain (Loss) on Sale (2) (in millions)
30 East 40th Street	December 2020	Leasehold Interest	69,446		$5.2	$(1.6)
1055 Washington Boulevard	December 2020	Leasehold Interest	182,000		23.8	(11.5)
Williamsburg Terrace	December 2020	Fee Interest	52,000		32.0	11.8
410 Tenth Avenue	December 2020	Fee Interest	638,000		952.5	56.4
400 East 58th Street	September 2020	Fee Interest	140,000		62.0	8.3
609 Fifth Avenue - Retail Condominium	May 2020	Fee Interest	21,437		168.0	63.3
315 West 33rd Street - The Olivia	March 2020	Fee Interest	492,987		446.5	71.8
Suburban Properties (3)	December 2019	Fee Interest	1,107,000		229.2	1.8
1640 Flatbush Avenue	December 2019	Fee Interest	1,000		16.2	5.5
562 Fifth Avenue	December 2019	Fee Interest	42,635		52.4	(26.6)
1010 Washington Boulevard (4)	November 2019	Fee Interest	143,400		23.1	(7.1)
115 Spring Street (5)	August 2019	Fee Interest	5,218		66.6	3.6
2 Herald Square (6)	November 2018	Office/Retail	369,000		265.0	—
400 Summit Lake Drive	November 2018	Land	39.5	acres	3.0	(36.2)
Upper East Side Assemblage (7)(8)	October 2018	Development	70,142		143.8	(6.3)
1-6 International Drive	July 2018	Office	540,000		55.0	(2.6)
635 Madison Avenue	June 2018	Retail	176,530		153.0	(14.1)
115-117 Stevens Avenue	May 2018	Office	178,000		12.0	(0.7)
600 Lexington Avenue	January 2018	Office	303,515		305.0	23.8
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The gain on sale is net of $10.5 million, $2.0 million, and $1.3 million of employee compensation accrued in connection with the realization of these investment gains in the years ended December 31, 2020, 2019, and 2018, respectively. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
(3)Suburban Properties consists of 360 Hamilton Avenue, 100 Summit Lake Drive, 200 Summit Lake Drive, and 500 Summit Lake Drive.
(4)The Company recorded a $7.1 million charge in 2019 that is included in depreciable real estate reserves and impairments in the consolidated statement of operations.
(5)The Company sold a 49% interest, which resulted in the deconsolidation of our remaining 51% interest. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $3.8 million, which is reflected in the Company's consolidated statements of operations within purchase price and other fair value adjustments. See Note 6, "Investments in Unconsolidated Joint Ventures."
(6)In November 2018, the Company sold a 49% interest in 2 Herald Square to an Israeli institutional investor. See Note 6, "Investments in Unconsolidated Joint Ventures."
(7)Upper East Side Assemblage consists of 260 East 72nd Street, 31,076 square feet of development rights, 252-254 East 72nd Street, 257 East 71st Street, 259 East 71st Street, and 1231 Third Avenue.
(8)The Company recorded a $5.8 million charge in 2018 that is included in depreciable real estate reserves and impairments in the consolidated statement of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the twelve months ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Balance at beginning of year (1)	$1,580,306	$2,099,393
Debt investment originations/accretion (2)	389,300	652,866
Preferred equity investment originations/accretion (2)	167,042	14,736
Redemptions/sales/syndications/equity ownership/amortization (3)	(1,048,643)	(1,190,689)
Net change in loan loss reserves	(11,463)	4,000
Balance at end of period (1)	$1,076,542	$1,580,306
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in other assets and other liabilities on the consolidated balance sheets.
Below is a summary of our debt and preferred equity investments as of December 31, 2020 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Maturity(1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$62,751	$63,425	L + 2.00 - 3.50%	$1,249	$1,250	3.50%	$64,000	$—	2021 - 2022
Junior Mortgage Debt	7,200	12,000	L + 7.25 - 7.25%	32,888	33,000	6.00%	40,088	127,000	2021
Mezzanine Debt	275,926	280,119	L + 4.95 - 14.07%	436,742	448,938	2.90 - 14.30%	712,668	4,459,287	2021 - 2029
Preferred Equity	—	—	—	259,786	262,254	6.50 - 11.00%	259,786	1,962,750	2022 - 2027
Balance at end of period	$345,877	$355,544		$730,665	$745,442		$1,076,542	$6,549,037
(1) Excludes available extension options to the extent they have not been exercised as of the date of this filing.
The following table is a rollforward of our total allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$1,750	$5,750	$—
Cumulative adjustment upon adoption of ASC 326	27,803	—	—
Current period provision for loan loss	20,693	—	6,839
Write-offs charged against the allowance (1)	(37,033)	(4,000)	(1,089)
Balance at end of period (2)	$13,213	$1,750	$5,750
(1)Includes $19.0 million of charges recorded against investments that were sold during the year ended December 31, 2020. These charges are included in loan loss and other investment reserves, net of recoveries, in our consolidated statements of operations.
(2)As of December 31, 2020, we had recorded an allowance for loan loss on all financing receivables on non-accrual except for one financing receivable with a carrying value of $225.2 million.
At December 31, 2020, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of one investment with a carrying value, net of reserves, of $6.8 million, as discussed in subnote 6 of the Debt Investments table below. At December 31, 2019, all debt and preferred equity investments were performing in accordance with their respective terms.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
The following table sets forth the net book value of our debt and preferred equity investment portfolio by risk rating as of December 31, 2020 and 2019 ($ in thousands):

Risk Rating	December 31, 2020	December 31, 2019
1 - Low Risk Assets - Low probability of loss	$695,035	$1,180,831
2 - Watch List Assets - Higher potential for loss	365,167	399,475
3 - High Risk Assets - Loss more likely than not	16,340	—
	$1,076,542	$1,580,306
The following table sets forth the net book value of our debt and preferred equity investment portfolio by year of origination and risk rating as of December 31, 2020 ($ in thousands):

	As of December 31, 2020
Risk Rating	2020(1)	2019(1)	2018(1)	Prior(1)	Total
1 - Low Risk Assets - Low probability of loss	$346,320	$55,318	$209,941	$83,456	$695,035
2 - Watch List Assets - Higher potential for loss	—	239,215	56,244	69,708	365,167
3 - High Risk Assets - Loss more likely than not	—	—	—	16,340	16,340
	$346,320	$294,533	$266,185	$169,504	$1,076,542
(1) Year in which the investment was originated or acquired by us or in which a material modification occurred.
We have determined that we have one portfolio segment of financing receivables at December 31, 2020 and 2019 comprising commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in other assets is an additional amount of financing receivables totaling $66.2 million and $131.1 million at December 31, 2020 and 2019, respectively, for which the Company recorded adjustments upon adoption of ASC 326 of $11.4 million and provisions for loan losses of $14.6 million for the twelve months ended December 31, 2020. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms with the exception of one financing receivable, which was put on nonaccrual in August 2018, that has a risk rating of 3 and a carrying value at December 31, 2020 of $2.5 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
Debt Investments
As of December 31, 2020 and 2019, we held the following debt investments with an aggregate weighted average current yield of 5.80%, at December 31, 2020 (dollars in thousands):

Loan Type	December 31, 2020 Future Funding Obligations	December 31, 2020 Senior Financing	December 31, 2020 Carrying Value (1)	December 31, 2019 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Junior Mortgage (3b)(4)	$10,000	$67,000	$32,888	$—	January 2021
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mortgage/Mezzanine Loan	—	63,750	56,244	55,573	October 2021
Mezzanine Loan	—	280,000	41,057	38,734	August 2022
Mezzanine Loan (5)	—	353,772	225,204	215,737	June 2023
Mezzanine Loan (3a)(6)	—	105,000	13,366	12,950	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Mezzanine Loan	—	—	—	24,952
Mezzanine Loan	—	—	—	30,000
Mezzanine Loan	—	—	—	12,714
Total fixed rate	$10,000	$2,777,272	$477,509	$499,410
Floating Rate Investments:
Mezzanine Loan	$—	$275,000	$49,956	$49,809	April 2021
Junior Mortgage Participation/Mezzanine Loan	—	60,000	15,733	15,698	July 2021
Mezzanine Loan	7,031	172,809	35,318	41,395	July 2021
Mezzanine Loan	—	61,744	29,106	15,743	July 2021
Mezzanine Loan (3c)	—	1,115,000	127,915	222,775	March 2022
Mortgage and Mezzanine Loan	7,085	—	60,532	—	May 2022
Mortgage and Mezzanine Loan	44,000	—	14,011	13,918	December 2022
Mezzanine Loan	53,845	64,462	19,889	69,839	May 2023
Mortgage and Mezzanine Loan	—	—	—	35,386
Junior Mortgage (7)	—	—	—	20,000
Mortgage Loan	—	—	—	19,971
Mortgage Loan	—	—	—	106,473
Mezzanine Loan	—	—	—	51,387
Mortgage/Mezzanine Loan	—	—	—	96,570
Mortgage/Mezzanine Loan	—	—	—	82,696
Total floating rate	$111,961	$1,749,015	$352,460	$841,660
Allowance for loan loss	$—	$—	$(13,213)	$—
Total	$121,961	$4,526,287	$816,756	$1,341,070
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any unexercised extension options.
(3)Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $12.0 million, (b) $66.6 million and (c) $0.4 million
(4)In January 2021, this loan was extended six months to July 2021.
(5)This loan was put on non-accrual in July 2020 and remains on non-accrual at December 31, 2020. No investment income has been recognized subsequent to it being put on non-accrual.
(6)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual at December 31, 2020. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
(7)In October 2020, the Company accepted a purchase in lieu of repayment and marked the assets received and liabilities assumed to fair value.

Preferred Equity Investments
As of December 31, 2020 and 2019, we held the following preferred equity investments with an aggregate weighted average current yield of 9.96% at December 31, 2020 (dollars in thousands):

Type	December 31, 2020 Future Funding Obligations	December 31, 2020 Senior Financing	December 31, 2020 Carrying Value (1)	December 31, 2019 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$1,712,750	$154,691	$98,065	June 2022
Preferred Equity	—	250,000	105,095	—	February 2027
Preferred Equity (3)		—	—	141,171
Total Preferred Equity	$—	$1,962,750	$259,786	$239,236
Allowance for loan loss	$—	$—	$—	$(1,750)
Total	$—	$1,962,750	$259,786	$240,986
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual maturity, excluding any unexercised extension options.
(3)In June 2020, we, along with the common member in 885 Third Avenue, amended the partnership documents related to the investment to provide us with more rights over the management of the underlying property. This resulted in the investment being accounted for using the equity method. See Note 6, "Investments in Unconsolidated Joint Ventures."

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2020, the book value of these investments was $3.8 billion, net of investments with negative book values totaling $89.6 million for which we have an implicit commitment to fund future capital needs.
As of December 31, 2020, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. As of December 31, 2019, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, 333 East 22nd Street, and certain properties within the Stonehenge Portfolio were VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $134.0 million as of December 31, 2020 and $145.9 million as of December 31, 2019. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2020:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Wharton Properties/Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor/Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street (3)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue (4)	Wharton Properties	50.00%	50.00%	69,214
121 Greene Street	Wharton Properties	50.00%	50.00%	7,131
55 West 46th Street (5)	Prudential Real Estate Investors	25.00%	25.00%	347,000
Stonehenge Portfolio	Various	Various	Various	1,439,016
605 West 42nd Street	The Moinian Group	20.00%	20.00%	927,358
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
400 East 57th Street (6)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482
One Vanderbilt	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218
885 Third Avenue (7)	Private Investor	(6)	100.00%	625,300
15 Beekman (8)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.30%	36.30%	12,946
One Madison Avenue (9)	National Pension Service of Korea/Hines Interest LP	50.50%	50.50%	1,048,700
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2020. Changes in ownership or economic interests within the current year are disclosed in the notes below.
(2)The acquisition price represents only the purchase of the 1552 Broadway interest which comprised approximately 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.
(3)We hold a 32.28% interest in three retail units and one residential unit at the property and a 16.14% interest in three residential units at the property.
(4)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(5)In February 2021, along with our joint venture partner, we entered into contract to sell the property. This transaction is expected to close in the first quarter of 2021. If the transaction closes in accordance with the terms of the contract, we expect to recognize a loss on sale of approximately $17.8 million.
(6)In October 2016, we sold a 49% interest in this property. Our interest in the property was sold within a consolidated joint venture owned 90% by the Company and 10% by Stonehenge. The transaction resulted in the deconsolidation of the venture's remaining 51% interest in the property. Our joint venture with Stonehenge remains consolidated resulting in the combined 51% interest being shown within investments in unconsolidated joint ventures on our balance sheet.
(7)We hold 100% of the preferred equity interest in the property and believe there is no value to the common equity.
(8)In August 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company for the building at 126 Nassau Street. As a result of this transaction, we recognized a gain of $17.7 million, which is included in Gain on sale of real estate, net, in our consolidated statements of operations. This gain was calculated in accordance with ASC 842, as the Company identified the lease and non-lease components included in the sublease agreement and allocated the consideration in the agreement to each lease and non-lease component based on each components' standalone selling price, which was estimated utilizing a combination of the adjusted market assessment and residual approaches as provided for in ASC 606. In the fourth quarter of 2020, the project was renamed 15 Beekman and this name has subsequently been used in all public statements and marketing materials.
(9)In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million. The fair value of our investment was determined by the terms of the joint venture agreement governing the capitalization of the project. The partners have committed aggregate equity to the project totaling no less than $492.2 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 49.5%. At December 31, 2020, the total of the two partners' ownership interests based on equity contributed was 9.6%.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2020, 2019, and 2018:

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in thousands) (1)	Gain (Loss) on Sale (in thousands) (2)
333 East 22nd Street	33.33%	December 2020	$1,640	$2,968
21 East 66th Street (3)	1 residential unit	December 2019	2,900	279
521 Fifth Avenue	50.50%	May 2019	381,000	57,874
131-137 Spring Street	20.00%	January 2019	216,000	17,660
Stonehenge Portfolio (partial)	Various	Various - 2019	468,800	(2,408)
3 Columbus Circle	48.90%	November 2018	851,000	160,368
Mezzanine Loan (4)	33.33%	August 2018	15,000	N/A
724 Fifth Avenue	49.90%	July 2018	365,000	64,587
Jericho Plaza	11.67%	June 2018	117,400	147
1745 Broadway	56.87%	May 2018	633,000	52,038
175-225 Third Street Brooklyn, New York	95.00%	April 2018	115,000	19,483
1515 Broadway (5)	13.00%	February 2018	1,950,000	—
Stonehenge Portfolio (partial)	Various	Various - 2018	331,100	(6,063)
(1)Represents implied gross valuation for the joint venture or sales price of the property.
(2)Represents the Company's share of the gain or (loss). The gain on sale is net of $0.0 million, $4.0 million, and $11.7 million of employee compensation accrued in connection with the realization of these investment gains in the years ended December 31, 2020, 2019, and 2018, respectively. Additionally, gain (loss) amounts do not include adjustments for expenses recorded in subsequent periods.
(3)We, together with our joint venture partner, closed on the sale of one residential unit at the property.
(4)Our investment in a joint venture that owned a mezzanine loan secured by a commercial property in midtown Manhattan was repaid after the joint venture received repayment of the underlying loan.
(5)Our investment in 1515 Broadway was marked to fair value on January 1, 2018 upon adoption of ASC 610-20.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2020 and 2019, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020

Property	Economic Interest (1)	Initial Maturity Date	Final Maturity Date (2)	Interest Rate (3)		December 31, 2020	December 31, 2019
Fixed Rate Debt:
885 Third Avenue (4)	100.00%	April 2021	April 2021		3.35%	$272,000	$—
717 Fifth Avenue (mortgage)	10.92%	July 2022	July 2022		4.45%	300,000	300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022	October 2022		4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022	October 2022		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	April 2028		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	June 2023		5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	820,607	838,546
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	177,000
400 East 57th Street	41.00%	November 2026	November 2026		3.00%	97,024	97,735
Worldwide Plaza	24.35%	November 2027	November 2027		3.98%	1,200,000	1,200,000
Stonehenge Portfolio (5)	Various	Various	Various		3.50%	195,899	196,112
Total fixed rate debt						$5,604,858	$5,351,721

Floating Rate Debt:
121 Greene Street	50.00%	(6)	(6)	L+	1.50%	$15,000	$15,000
280 Park Avenue	50.00%	September 2021	September 2024	L+	1.73%	1,200,000	1,200,000
One Vanderbilt (7)	71.01%	September 2021	September 2023	L+	2.50%	1,210,329	732,928
1552 Broadway	50.00%	October 2021	October 2022	L+	2.65%	195,000	195,000
2 Herald Square	51.00%	November 2021	November 2023	L+	1.45%	214,500	190,000
11 West 34th Street	30.00%	January 2022	January 2023	L+	1.45%	23,000	23,000
55 West 46th Street (8)	25.00%	August 2022	August 2024	L+	1.25%	192,524	192,524
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550
100 Park Avenue	49.90%	December 2023	December 2025	L+	2.25%	360,000	356,972
15 Beekman (9)	20.00%	January 2024	July 2025	L+	1.50%	11,212	—
10 East 53rd Street	55.00%	February 2025	February 2025	L+	1.35%	220,000	170,000
One Madison Avenue (10)	50.50%	November 2025	November 2026	L+	3.35%	—	—
605 West 42nd Street	20.00%	August 2027	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	June 2033	T+	2.75%	677	712
Total floating rate debt						$4,257,792	$3,691,686
Total joint venture mortgages and other loans payable						$9,862,650	$9,043,407
Deferred financing costs, net						(113,446)	(91,538)
Total joint venture mortgages and other loans payable, net						$9,749,204	$8,951,869
(1)Economic interest represents the Company's interests in the joint venture as of December 31, 2020. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(3)Interest rates as of December 31, 2020, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR ("L") or 1-year Treasury ("T").
(4)The Company holds 100% of the preferred equity interest in the property and believes that there is no value to the common equity.
(5)Comprised of three mortgages totaling $132.4 million that mature in April 2028 and two mortgages totaling $63.5 million that mature in July 2029.
(6)This loan matured in November 2020. The Company is in discussions with the lender on resolution.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
(7)This loan is a $1.75 billion construction facility with reductions in interest cost based on meeting conditions, the first of which has been satisfied, and has an initial term of three years with two one year extension options. Advances under the loan are subject to costs incurred. In conjunction with the loan, we provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.
(8)This loan has a committed amount of $198.0 million, of which $5.5 million was unfunded as of December 31, 2020. In February 2021, along with our joint venture partner, we entered into contract to sell the property. This transaction is expected to close in the first quarter of 2021.
(9)This loan is a $125.0 million construction facility. Advances under the loan are subject to costs incurred.
(10)The loan is a $1.25 billion construction facility with an initial term of five years with one one year extension option. Advances under the loan are subject to costs incurred. As of December 31, 2020 no draws have been made under this facility. In conjunction with the loan, we provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $15.8 million, $13.0 million and $14.2 million from these services, net of our ownership share of the joint ventures, for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at December 31, 2020 and 2019, are as follows (in thousands):

	December 31, 2020	December 31, 2019
Assets (1)
Commercial real estate property, net	$16,143,880	$14,349,628
Cash and restricted cash	357,076	336,189
Tenant and other receivables, related party receivables, and deferred rents receivable	403,883	371,065
Other assets	2,001,612	2,039,429
Total assets	$18,906,451	$17,096,311
Liabilities and equity (1)
Mortgages and other loans payable, net	$9,749,204	$8,951,869
Deferred revenue/gain	1,341,571	1,501,616
Lease liabilities	1,002,563	897,380
Other liabilities	464,107	308,304
Equity	6,349,006	5,437,142
Total liabilities and equity	$18,906,451	$17,096,311
Company's investments in unconsolidated joint ventures	$3,823,322	$2,912,842
(1)The combined assets, liabilities and equity for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018. In addition, at December 31, 2020, $170.6 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2020, 2019, and 2018 are as follows (unaudited, in thousands):

	Year Ended December 31,
	2020	2019	2018
Total revenues	$1,133,217	$1,163,534	$1,244,804
Operating expenses	180,201	202,881	219,440
Real estate taxes	220,633	212,355	226,961
Operating lease rent	24,134	24,816	18,697
Interest expense, net of interest income	325,500	372,408	363,055
Amortization of deferred financing costs	20,427	19,336	21,634
Transaction related costs	—	—	—
Depreciation and amortization	407,834	407,697	421,458
Total expenses	$1,178,729	$1,239,493	$1,271,245
Loss on early extinguishment of debt	(194)	(1,031)	—
Net loss before gain on sale (1)	$(45,706)	$(76,990)	$(26,441)
Company's equity in net loss income from unconsolidated joint ventures (1)	$(25,195)	$(34,518)	$7,311
(1)The combined statements of operations and the Company's equity in net (loss) income for the unconsolidated joint ventures reflects the effect of step ups in basis on the retained non-controlling interests in deconsolidated investments as a result of the adoption of ASC 610-20 in January 2018.
7. Deferred Costs
Deferred costs at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred leasing costs	$447,002	$466,136
Less: accumulated amortization	(269,834)	(260,853)
Deferred costs, net	$177,168	$205,283

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at December 31, 2020 and 2019, respectively, were as follows (dollars in thousands):

Property	Initial Maturity Date	Final Maturity Date (1)	Interest Rate (2)		December 31, 2020	December 31, 2019
Fixed Rate Debt:
100 Church Street	July 2022	July 2022		4.68%	$204,875	$209,296
420 Lexington Avenue	October 2024	October 2040		3.99%	294,035	299,165
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027	February 2027		3.59%	34,773	35,123
400 East 58th Street					—	39,094
762 Madison Avenue (4)					—	771
315 West 33rd Street (5)						250,000
Total fixed rate debt					$1,083,683	$1,383,449
Floating Rate Debt:
133 Greene Street	(6)	(6)	L+	2.00%	$15,523	$15,523
106 Spring Street	(7)	(7)	L+	2.50%	38,025	38,025
FHLB Facility (8)	January 2021	January 2021	L+	0.28%	10,000	—
FHLB Facility (8)	January 2021	January 2021	L+	0.23%	15,000	—
FHLB Facility (8)	January 2021	January 2021	L+	0.18%	35,000	—
609 Fifth Avenue	March 2021	March 2024	L+	2.40%	57,651	53,773
185 Broadway (9)	November 2021	November 2023	L+	2.85%	158,478	120,110
712 Madison Avenue	December 2021	December 2022	L+	1.85%	28,000	28,000
220 East 42nd Street	June 2023	June 2025	L+	2.75%	510,000	—
719 Seventh Avenue	September 2023	September 2023	L+	1.20%	50,000	50,000
2017 Master Repurchase Agreement (10)					—	152,684
FHLB Facility					—	10,000
FHLB Facility					—	15,000
FHLB Facility					—	14,500
410 Tenth Avenue					—	330,819
Total floating rate debt					$917,677	$828,434
Total mortgages and other loans payable					$2,001,360	$2,211,883
Deferred financing costs, net of amortization					(21,388)	(28,630)
Total mortgages and other loans payable, net					$1,979,972	$2,183,253
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of December 31, 2020, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.
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
(6)In February 2021, this debt was extinguished after the lender was the winning bidder in a foreclosure auction for the property.
(7)This loan matured in January 2021. The Company is in discussions with the lender on resolution.
(8)In January 2021, these loans were extended one month from their respective maturity dates to February 2021 without penalty. The interest rate for the extension period was a fixed rate of 39 basis points. In February 2021, all advances were repaid.
(9)This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three year term with two one year extension options. Advances under the loan are subject to incurred costs and funded equity requirements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
(10)In June 2020, we exercised a one year extension option which extended the maturity date to June 2021. At December 31, 2020, there was no outstanding balance on the $400.0 million facility.
At December 31, 2020 and 2019, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $2.5 billion and $3.3 billion, respectively.
Federal Home Loan Bank of New York ("FHLB") Facility
As of December 31, 2020, the Company’s wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, was a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga was able to borrow funds from the FHLBNY in the form of secured advances that bore interest at a floating rate. In February 2021, Ticonderoga's membership in FHLB New York was terminated and all advances were repaid. As of December 31, 2020, Ticonderoga had a total of $60.0 million in outstanding secured advances with an average spread of 21 basis points over 30-day LIBOR.
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of December 31, 2020, there have been no margin calls on the 2017 MRA.
In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and is scheduled to mature in June 2021, with a one-year extension option. At December 31, 2020, the facility had no outstanding balance.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2020, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two 6-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2020, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.

At December 31, 2020, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2020, the facility fee was 20 basis points.
As of December 31, 2020, we had $26.0 million of outstanding letters of credit, $110.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.4 billion under the

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
2017 credit facility. At December 31, 2020 and December 31, 2019, the revolving credit facility had a carrying value of $105.3 million and $234.0 million, respectively, net of deferred financing costs. At December 31, 2020 and December 31, 2019, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2020 and 2019, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2020 Unpaid Principal Balance	December 31, 2020 Accreted Balance	December 31, 2019 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
August 7, 2018 (2)(3)	$350,000	$350,000	$350,000	1.52%	3	August 2021
October 5, 2017 (2)	500,000	499,803	499,695	3.25%	5	October 2022
November 15, 2012 (4)	300,000	302,086	303,142	4.50%	10	December 2022
December 17, 2015 (5)	100,000	100,000	100,000	4.27%	10	December 2025
March 16, 2010 (6)	—	—	250,000
	$1,250,000	$1,251,889	$1,502,837
Deferred financing costs, net		(3,670)	(5,990)
	$1,250,000	$1,248,219	$1,496,847
(1)Interest rate as of December 31, 2020, taking into account interest rate hedges in effect during the period.
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
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2020 and 2019, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2020, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2021	$10,700	$300,027	$—	$—	$—	$350,000	$660,727	$1,085,279
2022	8,767	255,435	—	—	—	800,000	1,064,202	540,947
2023	6,599	560,000	110,000	1,300,000	—	—	1,976,599	491,066
2024	5,285	272,749	—	200,000	—	—	478,034	617,010
2025	829	—	—	—	—	100,000	100,829	1,385,256
Thereafter	930	580,039	—	—	100,000	—	680,969	552,813
	$33,110	$1,968,250	$110,000	$1,500,000	$100,000	$1,250,000	$4,961,360	$4,672,371
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense before capitalized interest	$185,934	$246,848	$236,719
Interest on financing leases	8,091	3,243	8,069
Interest capitalized	(75,167)	(55,446)	(34,162)
Interest income	(2,179)	(4,124)	(1,957)
Interest expense, net	$116,679	$190,521	$208,669

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
Income earned from the profit participation, which is included in other income on the consolidated statements of operations, was $1.4 million, $3.9 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $13.3 million, $18.8 million and $18.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2020, 2019, and 2018 respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
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
Other
We are entitled to receive fees for providing management, leasing, construction supervision, and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Due from joint ventures	$27,006	$9,352
Other	7,651	11,769
Related party receivables	$34,657	$21,121
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2020 and 2019, the noncontrolling interest unit holders owned 5.44%, or 3,938,823 units, and 5.17%, or 4,195,875 units, of the Operating Partnership, respectively, inclusive of retroactive adjustments to reflect the reverse stock split effectuated by SL Green in January 2021. As of December 31, 2020, 3,938,823 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership as of December 31, 2020 and 2019 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020

	December 31,
	2020	2019
Balance at beginning of period	$409,862	$387,805
Distributions	(12,652)	(14,729)
Issuance of common units	12,018	19,403
Redemption and conversion of common units	(36,085)	(27,962)
Net income	20,016	13,301
Accumulated other comprehensive loss allocation	(2,299)	(2,276)
Fair value adjustment	(32,598)	34,320
Balance at end of period	$358,262	$409,862
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of December 31, 2020:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Dividends Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	3.50%	109,161	109,161	109,161	$35.0000	$1,000.00	—	August 2015
Series F	7.00%	60	60	60	$70.0000	$1,000.00	$29.12	January 2007
Series G (4)	4.50%	1,902,000	1,902,000	863,972	$1.1250	$25.00	$88.50	January 2012
Series K	3.50%	700,000	563,954	341,677	$0.8750	$25.00	$134.67	August 2014
Series L	4.00%	500,000	378,634	372,634	$1.0000	$25.00	—	August 2014
Series M	3.75%	1,600,000	1,600,000	96,357	$0.9375	$25.00	—	February 2015
Series P	4.00%	200,000	200,000	200,000	$1.0000	$25.00	—	July 2015
Series Q	3.50%	268,000	268,000	268,000	$0.8750	$25.00	$148.95	July 2015
Series R	3.50%	400,000	400,000	400,000	$0.8750	$25.00	$154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	$1.0000	$25.00	—	August 2015
Series V	3.50%	40,000	40,000	40,000	$0.8750	$25.00	—	May 2019
Series W (6)	(6)	1	1	1	(6)	(6)	(6)	January 2020
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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2020, no Subsidiary Series B Preferred Units have been issued.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
Below is a summary of the activity relating to the preferred units in the Operating Partnership as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance at beginning of period	$283,285	$300,427
Issuance of preferred units	—	1,000
Redemption of preferred units	(82,750)	(18,142)
Accrued dividends on preferred units	1,634	—
Balance at end of period	$202,169	$283,285

12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2020, 68,508,127 shares of common stock and no shares of excess stock were issued and outstanding.
On December 4, 2020 our Board of Directors declared an ordinary dividend and a special dividend (together, "the Total Dividend"). The Total Dividend was paid on January 15, 2021 to shareholders of record at the close of business on December 15, 2020 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.
To mitigate the dilutive impact of the common stock issued in the special dividend, the board of directors also authorized a reverse stock split, which was effective after markets closed on January 20, 2021. On January 8, 2021, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.02918-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report on Form 10-K.
Share Repurchase Program
In August 2016, our Board of Directors approved a share repurchase program under which we can buy up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized five separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, fourth quarter of 2019, and fourth quarter of 2020 bringing the total program size to $3.5 billion.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
At December 31, 2020, repurchases executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,105,881	$104.61	8,105,881
Year ended 2018	9,468,617	$99.03	17,574,498
Year ended 2019	4,465,857	$86.06	22,040,355
Year ended 2020 (1)	8,538,995	$62.39	30,579,350
(1) Includes 63,374 shares of common stock repurchased by the Company in December 2020 that were settled in January 2021.
Perpetual Preferred Stock
We have 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or the Series I Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series I Preferred stockholders receive annual dividends of $1.625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. We are entitled to redeem the Series I Preferred Stock at any time, in whole or from time to time in part, at par for cash. In August 2012, we received $221.9 million in net proceeds from the issuance of the Series I Preferred Stock, which were recorded net of underwriters' discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for 9,200,000 units of 6.50% Series I Cumulative Redeemable Preferred Units of limited partnership interest, or the Series I Preferred Units.
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2018, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2020, 2019, and 2018, respectively (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Shares of common stock issued	16,676	3,757	1,359
Dividend reinvestments/stock purchases under the DRSPP	$1,006	$334	$136
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
SL Green's earnings per share for the years ended December 31, 2020, 2019, and 2018 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2020	2019	2018
Basic Earnings:
Income attributable to SL Green common stockholders	$356,105	$255,484	$232,312
Less: distributed earnings allocated to participating securities	(1,687)	$(1,702)	$(1,042)
Less: undistributed earnings allocated to participating securities	(83)	—	—
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$354,335	$253,782	$231,270
Add back: Dilutive effect of earnings allocated to participating securities	1,770	1,702	1,042
Add back: Effect of dilutive securities (redemption of units to common shares)	20,016	13,301	12,216
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$376,121	$268,785	$244,528

	Year Ended December 31,
Denominator	2020	2019	2018
Basic Shares:
Weighted average common stock outstanding	72,552	79,415	84,090
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,096	4,275	4,562
Stock-based compensation plans	440	544	419
Contingently issuable shares from special dividend declared December 4, 2020	155	—	—
Diluted weighted average common stock outstanding	77,243	84,234	89,071
SL Green has excluded 1,728,136, 1,217,153 and 1,106,363 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2020, 2019, and 2018 respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at December 31, 2020 owned 68,508,127 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
All unit-related references and measurements including the number of units outstanding and earnings per unit have been retroactively adjusted to reflect the reverse stock split effectuated by SL Green’s board of directors in January 2021 for all periods presented in this Annual Report on Form 10-K.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
Limited Partner Units
As of December 31, 2020, limited partners other than SL Green owned 3,938,823 common units of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2020, 2019, and 2018 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2020	2019	2018
Basic Earnings:
Income attributable to SLGOP common unitholders	$376,121	$268,785	$244,528
Less: distributed earnings allocated to participating securities	(1,687)	$(1,702)	$(1,042)
Less: undistributed earnings allocated to participating securities	(83)	—	—
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$374,351	$267,083	$243,486
Add back: Dilutive effect of earnings allocated to participating securities	1,770	1,702	1,042
Income attributable to SLGOP common unitholders	$376,121	$268,785	$244,528

	Year Ended December 31,
Denominator	2020	2019	2018
Basic units:
Weighted average common units outstanding	76,647	83,690	88,652
Effect of Dilutive Securities:
Stock-based compensation plans	441	544	419
Contingently issuable units from special dividend declared December 4, 2020	155	—	—
Diluted weighted average common units outstanding	77,243	84,234	89,071
The Operating Partnership has excluded 1,728,136, 1,217,153, and 1,106,363 common unit equivalents from the diluted units outstanding for the years ended December 31, 2020, 2019, and 2018 respectively, as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2020, 3.1 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the year ended December 31, 2018. There were no grants during the years ended December 31, 2019 and 2020.

	2020	2019	2018
Dividend yield	N/A	N/A	2.85%
Expected life	N/A	N/A	3.5 years
Risk-free interest rate	N/A	N/A	2.48%
Expected stock price volatility	N/A	N/A	22.00%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
A summary of the status of the Company's stock options as of December 31, 2020, 2019, and 2018 and changes during the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020		2019		2018
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	$1,007,665	$105.35	$1,104,780	$106.56	$1,504,809	$104.44
Granted	—	—	—	—	5,830	100.77
Exercised	—	—	—	—	(307,334)	92.85
Lapsed or canceled	(222,670)	114.97	(97,115)	119.19	(98,525)	116.52
Balance at end of year	$784,995	$102.62	$1,007,665	$105.35	$1,104,780	$106.56
Options exercisable at end of year	784,022	$102.62	888,988	$104.66	760,834	$104.24
Weighted average fair value of options granted during the year	$—		$—		$84,068
The remaining weighted average contractual life of the options outstanding was 2.2 years and the remaining weighted average contractual life of the options exercisable was 2.2 years.
During the years ended December 31, 2020, 2019, and 2018, we recognized compensation expense for these options of $0.0 million, $2.5 million, and $5.4 million, respectively. As of December 31, 2020, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of December 31, 2020, 2019, and 2018 and charges during the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
Balance at beginning of year	3,465,347	3,354,142	3,204,703
Granted	8,959	122,768	158,281
Canceled	(34,632)	(11,563)	(8,842)
Balance at end of year	3,439,674	3,465,347	3,354,142
Vested during the year	128,891	110,048	89,502
Compensation expense recorded	$10,895,459	$12,892,249	$12,757,704
Total fair value of restricted stock granted during the year	$734,315	$11,131,181	$13,440,503
The fair value of restricted stock that vested during the years ended December 31, 2020, 2019, and 2018 was $12.5 million, $12.1 million and $9.8 million, respectively. As of December 31, 2020, there was $7.9 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.4 years.
For the years ended December 31, 2020, 2019, and 2018, $2.2 million, $2.1 million, and $6.3 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $37.0 million and $58.3 million during the years ended December 31, 2020 and 2019, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
December 31, 2020, there was $36.0 million of total unrecognized compensation expense related to the time-based and performance based LTIP Unit awards, which is expected to be recognized over a weighted average period of 1.8 years.
During the years ended December 31, 2020, 2019, and 2018, we recorded compensation expense related to bonus, time-based and performance based LTIP Unit awards of $29.4 million, $22.2 million, and $24.4 million, respectively.
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
During the year ended December 31, 2020, 20,753 phantom stock units and 8,417 shares of common stock were issued to our board of directors. We recorded compensation expense of $2.3 million during the year ended December 31, 2020 related to the Deferred Compensation Plan. As of December 31, 2020, there were 140,775 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2020, 156,780 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
15. Accumulated Other Comprehensive (Loss) Income
The following tables set forth the changes in accumulated other comprehensive (loss) income by component as of December 31, 2020, 2019 and 2018 (in thousands):

	Net unrealized (loss) gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2017	$12,542	$5,020	$1,042	$18,604
Other comprehensive (loss) income before reclassifications	(2,252)	(103)	51	(2,304)
Amounts reclassified from accumulated other comprehensive income	(574)	(618)	—	(1,192)
Balance at December 31, 2018	9,716	4,299	1,093	15,108
Other comprehensive (loss) income before reclassifications	(32,723)	(11,956)	1,184	(43,495)
Amounts reclassified from accumulated other comprehensive loss	227	(325)	—	(98)
Balance at December 31, 2019	(22,780)	(7,982)	2,277	(28,485)
Other comprehensive loss before reclassifications	(48,532)	(7,573)	(1,256)	(57,361)
Amounts reclassified from accumulated other comprehensive loss	13,897	4,702	—	18,599
Balance at December 31, 2020	$(57,415)	$(10,853)	$1,021	$(67,247)
(1)Amount reclassified from accumulated other comprehensive (loss) income is included in interest expense in the respective consolidated statements of operations. As of December 31, 2020 and 2019, the deferred net (gains) losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized gain (loss) on derivative instrument, was $(0.5) million and $(0.7) million, respectively.
(2)Amount reclassified from accumulated other comprehensive (loss) income is included in equity in net (loss) income from unconsolidated joint ventures in the respective consolidated statements of operations.
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at December 31, 2020 and 2019 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,570	$—	$28,570	$—
Interest rate cap and swap agreements (included in other assets)	$28	$—	$28	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$61,217	$—	$61,217	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$29,887	$—	$29,887	$—
Interest rate cap and swap agreements (included in other assets)	$4,419	$—	$4,419	$—
Liabilities:
Interest rate cap and swap agreements (included in other liabilities)	$29,110	$—	$29,110	$—
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
In December 2020, the Company determined there were indicators of impairment in two of its retail assets, 106 Spring Street and 133 Greene Street. The Company tested the recoverability of the assets and, as a result of the carrying amount of the assets being deemed not recoverable, recorded impairments of $39.7 million and $14.1 million, respectively. These charges are included in depreciable real estate reserves and impairments in the consolidated statements of operations. The fair value of the assets were determined primarily using cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million. The fair value of our investment was determined by the terms of the joint venture agreement governing the capitalization of the project.
In December 2018, the Company determined that it was more likely than not that its Suburban properties would be sold or otherwise disposed of significantly before the end of their previously estimated useful life. The Company tested the recoverability of the assets and, as a result of the carrying amount of the assets not being deemed recoverable and exceeding their fair value as measured on a asset by asset basis, recorded a $221.9 million impairment loss. These charges are included in depreciable real estate reserves and impairments in the consolidated statement of operations. The fair value of the assets were determined primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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
December 31, 2020
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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,076,542	(2)	$1,580,306	(2)

Fixed rate debt	$3,135,572	$3,237,075	$3,536,286	$3,642,770
Variable rate debt	1,827,677	1,822,740	2,018,434	2,018,714
	$4,963,249	$5,059,815	$5,554,720	$5,661,484
(1)Amounts exclude net deferred financing costs.
(2)At December 31, 2020, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion. At December 31, 2019, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.7 billion.
Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2020 and 2019. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at December 31, 2020 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$85,000	4.000%	March 2019	March 2021	Other Assets	$—
Interest Rate Swap	350,000	0.544%	April 2020	August 2021	Other Liabilities	(771)
Interest Rate Swap	111,869	3.500%	December 2020	November 2021	Other Assets	—
Interest Rate Cap	510,000	3.000%	June 2020	December 2021	Other Assets	—
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Liabilities	(5,004)
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Liabilities	(2,578)
Interest Rate Cap	600,000	4.000%	August 2020	September 2023	Other Assets	28
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(11,344)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(17,714)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(23,806)
						$(61,189)
During the years ended December 31, 2020, 2019, and 2018, we recorded a $0.1 million loss, a $0.1 million loss, and a $0.2 million loss, respectively, on the changes in the fair value, which is included in interest expense in the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on certain of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2020, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $62.5 million. As of December 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $63.6 million at December 31, 2020.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $17.0 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $6.2 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net (loss) income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018, respectively (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020

	Amount of Loss Recognized in Other Comprehensive Loss			Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	Year Ended December 31,				Year Ended December 31,
Derivative	2020	2019	2018		2020	2019	2018
Interest Rate Swaps/Caps	$(51,244)	$(33,907)	$(2,284)	Interest expense	$(14,569)	$(261)	$1,168
Share of unconsolidated joint ventures' derivative instruments	(7,977)	(10,322)	(1,788)	Equity in net (loss) income from unconsolidated joint ventures	(4,911)	256	1,097
	$(59,221)	$(44,229)	$(4,072)		$(19,480)	$(5)	$2,265

18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
Future minimum rents to be received over the next five years and thereafter for operating leases in effect at December 31, 2020 are as follows (in thousands):

2021	$631,775
2022	598,226
2023	546,803
2024	511,087
2025	465,398
Thereafter	2,658,793
5,412,082
The components of lease income from operating leases during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019
Fixed lease payments	$702,482	$858,587
Variable lease payments	96,040	120,496
Total lease payments	$798,522	$979,083
Amortization of acquired above and below-market leases	5,901	4,474
Total rental revenue	$804,423	$983,557

The table below summarizes our investment in sales-type leases as of December 31, 2020:

Property	Year of Current Expiration	Year of Final Expiration (1)
712 Madison Avenue (2)	2021	2021
110 East 42nd Street Garage (3)	2069	2069
15 Beekman (4)	2089	2089
(1)Reflects exercise of all available renewal options.
(2)In January 2021, the Company closed on the sale of 712 Madison Avenue for a gross sales price of $43.0 million, pursuant to the exercise of a purchase option by the ground lessee of the property.
(3)In December 2020, the Company entered into a lease with its One Vanderbilt joint venture for use of the garage at 110 East 42nd Street.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
(4)In August 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company for the building at 15 Beekman. See Note 6, "Investments in Unconsolidated Joint Ventures."
Future minimum lease payments to be received over the next five years and thereafter for our sales-type leases with initial terms in excess of one year as of December 31, 2020 are as follows (in thousands):

Sales-type leases
2021	$46,326
2022	3,375
2023	3,424
2024	3,474
2025	3,525
Thereafter	223,199
Total minimum lease payments	$283,323
Amount representing interest	(133,924)
Investment in sales-type leases (1)	$149,399
(1)This amount is included in other assets in our consolidated balance sheets.
The components of lease income from sales-type leases during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Twelve Months Ended December 31,
	2020	2019
Loss recognized at commencement, net (1)	$(6,237)	$—
Interest income (2)	$1,817	$—
(1)These amounts are included in gain on sale of real estate, net and depreciable real estate reserves and impairments in our consolidated statements of operations.
(2)These amounts are included in other income in our consolidated statements of operations.
19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2018, September 28, 2019, and September 27, 2020, the actuary certified that for the plan years beginning July 1, 2018, July 1, 2019, and July 1, 2020, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2020. For the Pension Plan years ended June 30, 2020, 2019, and 2018, the plan received contributions from employers totaling $291.3 million, $290.1 million, and $272.3 million. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
years ended, June 30, 2020, 2019, and 2018, the plan received contributions from employers totaling $1.6 billion, $1.5 billion and $1.4 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2020, 2019 and 2018 are included in the table below (in thousands):

Benefit Plan	2020	2019	2018
Pension Plan	$2,480	$3,103	$3,017
Health Plan	7,688	9,949	9,310
Other plans	929	1,108	1,106
Total plan contributions	$11,097	$14,160	$13,433
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2020, 2019 and 2018, a matching contribution equal to 100% of the first 4% of annual compensation was made. For the years ended December 31, 2020, December 31, 2019, and December 31, 2018 we made matching contributions of $1.7 million, $1.6 million, and $1.1 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2020, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between December 2021 and December 2022. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total $3.4 million for 2021.
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
Belmont had loss reserves of $2.9 million and $3.3 million as of December 31, 2020 and 2019, respectively. Ticonderoga had no loss reserves as of December 31, 2020.
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
The table below summarizes our current ground lease arrangements as of December 31, 2020:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020

Property (1)	Year of Current Expiration	Year of Final Expiration (2)
1185 Avenue of the Americas	2043	2043
625 Madison Avenue	2022	2054
420 Lexington Avenue	2050	2080
711 Third Avenue (3)	2033	2083
461 Fifth Avenue (4)	2027	2084
1080 Amsterdam Avenue (5)	2111	2111
15 Beekman (4)(6)	2119	2119
(1)All leases are classified as operating leases unless otherwise specified.
(2)Reflects exercise of all available renewal options.
(3)The Company owns 50% of the fee interest.
(4)The Company has an option to purchase the ground lease for a fixed price on a specific date. The lease is classified as a financing lease.
(5)A portion of the lease is classified as a financing lease.
(6)In August 2020, the Company entered into a long-term sublease with an unconsolidated joint venture as part of the capitalization of the 15 Beekman development project. See Note 6, "Investments in Unconsolidated Joint Ventures."
The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of December 31, 2020 (in thousands):

	Financing leases	Operating leases (1)
2021	$32,527	$28,534
2022	3,523	26,228
2023	3,570	23,921
2024	3,641	23,939
2025	3,810	24,026
Thereafter	260,550	504,360
Total minimum lease payments	$307,621	$631,008
Amount representing interest	(155,100)
Amount discounted using incremental borrowing rate		(291,550)
Lease liabilities	$152,521	$339,458
(1)As of December 31, 2020, the total future minimum payments to be received under non-cancelable subleases is $1.7 billion.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
The following table provides lease cost information for the Company's operating leases for the twelve months ended December 31, 2020 and 2019 (in thousands):

	Twelve Months Ended December 31,
Operating Lease Costs	2020	2019
Operating lease costs before capitalized operating lease costs	$32,169	$33,235
Operating lease costs capitalized	(3,127)	(47)
Operating lease costs, net (1)	$29,043	$33,188
(1)This amount is included in operating lease rent in our consolidated statements of operations.
The following table provides lease cost information for the Company's financing leases for the twelve months ended December 31, 2020 and 2019 (in thousands):

	Twelve Months Ended December 31,
Financing Lease Costs	2020	2019
Interest on financing leases before capitalized interest	$8,091	$3,243
Interest on financing leases capitalized	(2,378)	—
Interest on financing leases, net (1)	5,713	3,243
Amortization of right-of-use assets (2)	1,200	1,219
Financing lease costs, net	$6,913	$4,462
(1)These amounts are included in interest expense, net of interest income in our consolidated statements of operations.
(2)These amounts are included in depreciation and amortization in our consolidated statements of operations.
As of December 31, 2020, the weighted-average discount rate used to calculate the lease liabilities was 4.71%. As of December 31, 2020, the weighted-average remaining lease term was 27 years, inclusive of purchase options expected to be exercised.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2020
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
Selected consolidated results of operations for the years ended December 31, 2020, 2019, and 2018, and selected asset information as of December 31, 2020 and 2019, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2020	$932,581	$120,163	$1,052,744
December 31, 2019	1,043,405	195,590	1,238,995
December 31, 2018	1,025,900	201,492	1,227,392
Net Income
Years ended:
December 31, 2020	$354,353	$60,405	$414,758
December 31, 2019	158,972	132,515	291,487
December 31, 2018	129,253	141,603	270,856
Total assets
As of:
December 31, 2020	$10,579,899	$1,127,668	$11,707,567
December 31, 2019	11,063,155	1,703,165	12,766,320
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA and the FHLB Facility. Interest is imputed on the investments that do not collateralize the 2017 MRA and the FHLB Facility using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the years ended, December 31, 2020, 2019, and 2018 marketing, general and administrative expenses totaled $91.8 million, $100.9 million, and $92.6 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition (1)		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (2)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements (3)	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave	$294,035	$—	$333,499	$—	$201,776	$—	$535,275	$535,275	$166,886	1927	3/1998	Various
711 Third Avenue	—	19,844	115,769	—	69,098	19,844	184,867	204,711	61,237	1955	5/1998	Various
555 W. 57th Street	—	18,846	140,946	—	1,600	18,846	142,546	161,392	81,420	1971	1/1999	Various
220 East 42nd Street	510,000	51,008	203,727	—	183,461	51,008	387,188	438,196	137,153	1929	2/2003	Various
461 Fifth Avenue	—	—	88,276	—	35,988	—	124,264	124,264	36,758	1988	10/2003	Various
750 Third Avenue	—	51,093	251,523	—	(2,288)	51,093	249,235	300,328	109,824	1958	7/2004	Various
625 Madison Avenue	—	—	291,319	—	37,997	—	329,316	329,316	139,403	1956	10/2004	Various
485 Lexington Avenue	450,000	78,282	452,631	—	(22,346)	78,282	430,285	508,567	173,769	1956	12/2004	Various
609 Fifth Avenue (4)	57,651	16,869	107,185	—	53,002	16,869	160,187	177,056	19,881	1925	6/2006	Various
810 Seventh Avenue	—	114,077	550,819	—	3,390	114,077	554,209	668,286	205,774	1970	1/2007	Various
1185 Avenue of the Americas	—	—	791,106	—	123,470	—	914,576	914,576	320,735	1969	1/2007	Various
1350 Avenue of the Americas	—	90,941	431,517	—	(2,431)	90,941	429,086	520,027	155,186	1966	1/2007	Various
1-6 Landmark Square (5)	100,000	27,852	161,343	(6,939)	(40,256)	20,913	121,087	142,000	32,099	1973-1984	1/2007	Various
7 Landmark Square (5)	—	1,721	8,417	(1,338)	(6,240)	383	2,177	2,560	426	2007	1/2007	Various
100 Church Street	204,875	34,994	183,932	—	11,391	34,994	195,323	230,317	65,763	1959	1/2010	Various
125 Park Avenue	—	120,900	270,598	—	12,499	120,900	283,097	403,997	99,736	1923	10/2010	Various
110 East 42nd Street (6)	—	36,196	78,353	(2,334)	1,068	33,862	79,421	113,283	24,330	1921	5/2011	Various
304 Park Avenue	—	54,489	90,643	—	1,484	54,489	92,127	146,616	23,428	1930	6/2012	Various
635 Sixth Avenue	—	24,343	88,261	—	95	24,343	88,356	112,699	17,412	1902	9/2012	Various
641 Sixth Avenue	—	45,976	77,076	—	355	45,976	77,431	123,407	21,231	1902	9/2012	Various
1080 Amsterdam (7)	34,773	—	47,948	—	10,327	—	58,275	58,275	7,937	1932	10/2012	Various
760 Madison Avenue (8)	—	284,286	8,314	6,153	29,133	290,439	37,447	327,886	5,392	1996/2012	7/2014	Various
719 Seventh Avenue (9)	50,000	41,180	46,232	—	(4,750)	41,180	41,482	82,662	2,323	1927	7/2014	Various
110 Greene Street	—	45,120	228,393	—	3,034	45,120	231,427	276,547	36,767	1910	7/2015	Various
185 Broadway (10)	158,478	45,540	27,865	—	111,462	45,540	139,327	184,867	419	1921	8/2015	Various
133 Greene Street (11)	15,523	3,446	27,542	(1,563)	(12,377)	1,883	15,165	17,048	1,526	1900	10/2018	Various
712 Madison Avenue (12)	28,000	7,207	47,397	(7,207)	(47,397)	—	—	—	—	1900/1980	12/2018	Various
106 Spring Street	38,025	14,173	66,052	(6,979)	(32,335)	7,194	33,717	40,911	2,911	1900	4/2019	Various
707 Eleventh Avenue	—	66,237	20,874	—	10,442	66,237	31,316	97,553	—	1901	1/2020	Various
590 Fifth Avenue	—	39,685	51,380	—	3,193	39,685	54,573	94,258	657	1987	10/2020	Various
Other (13)	—	1,734	16,224	—	241	1,734	16,465	18,199	5,694
Total	$1,941,360	$1,336,041	$5,305,161	$(20,207)	$734,086	$1,315,832	$6,039,247	$7,355,079	$1,956,077
(1)Includes depreciable real estate reserves and impairments recorded subsequent to acquisition.
(2)All properties located in New York, New York unless otherwise noted.
(3)Includes right of use lease assets.
(4)In 2020, we sold the retail condominium at this property. The amounts presented here relate to the office condominium, which we retained.
(5)Property located in Connecticut.
(6)In December 2020, the Company entered into a lease with its One Vanderbilt joint venture for use of the garage at 110 East 42nd Street. This lease is accounted for as a sales-type lease.
(7)We own a 92.5% interest in this property.
(8)Includes amounts attributable to the property at 762 Madison Avenue, which is part of this development project.
(9)We own a 75.0% interest in this property.
(10)Properties at 5-7 Dey Street, 183 Broadway, and 185 Broadway were demolished in preparation of the development site for the 185 Broadway project.
(11)In February 2021, this debt was extinguished after the lender was the winning bidder in a foreclosure auction for the property.
(12)In 2020, the lease to the ground lessee of the property was reclassified as a sales-type lease. In January 2021, the Company closed on the sale of the property pursuant to the exercise of a purchase option by the ground lessee.
(13)Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020
(in thousands)
The changes in real estate for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Balance at beginning of year	$8,784,567	$8,513,935	$10,206,122
Property acquisitions	178,635	—	52,939
Improvements	481,327	251,674	267,726
Retirements/disposals/deconsolidation	(2,089,450)	18,958	(2,012,852)
Balance at end of year	$7,355,079	$8,784,567	$8,513,935
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2020 was $9.7 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Balance at beginning of year	$2,060,560	$2,099,137	$2,300,116
Depreciation for year	270,843	222,867	245,033
Retirements/disposals/deconsolidation	(375,326)	(261,444)	(446,012)
Balance at end of year	$1,956,077	$2,060,560	$2,099,137

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2020.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2020.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Realty Corp.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Realty Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Operating Partnership L.P.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Operating Partnership, L.P. (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Operating Partnership and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
February 26, 2021

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2021, or the 2021 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2021 Proxy Statement and is incorporated herein by reference.

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
(a)(3)    In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

INDEX TO EXHIBITS

3.1	Articles of Restatement, incorporated by reference to the Company's Form 10-Q, dated July 11, 2014, filed with the SEC on August 11, 2014.
3.2	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to the Company’s Form 8-K, dated July 18, 2017, filed with the SEC on July 18, 2017.
3.3	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.4	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.5	Fifth Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
3.6	First Amendment to Fifth Amended and Restated Bylaws of the Company, effective as of May 11, 2020, incorporated by reference to the Company's Form 8-K, dated May 11, 2020, filed with the SEC on May 13, 2020.
3.7	Articles Supplementary Electing that SL Green Realty Corp. be Subject to Maryland General Corporations Law Section 3-804(c), incorporated by reference to the Company's Form 8-K, dated September 16, 2009, filed with the SEC on September 16, 2009.
3.8	Articles Supplementary reclassifying 4,600,000 shares of 8.0% Series A Convertible Cumulative Preferred Stock, 1,300,000 shares of Series B Junior Participating Preferred Stock and 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock into authorized preferred stock without further designation, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.9	Articles Supplementary classifying and designating 9,200,000 shares of the Company's 6.50% Series I Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.10	First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.11	First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated May 14, 1998, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.12	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on July 31, 2002.
3.13	Third Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated December 12, 2003, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.
3.14	Amended and Restated Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 15, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
3.15	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
3.16	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 30, 2006, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006.
3.17	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
3.18	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.
3.19	Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 30, 2011, incorporated by reference to the Company's Form 8-K, dated December 5, 2011, filed with the SEC on December 5, 2011.
3.20	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 31, 2012, incorporated by reference to the Company's Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.

3.21	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.
3.22	Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 10, 2012, incorporated by reference to the Company's Form 8-K, dated August 10, 2012, filed with the SEC on August 10, 2012.
3.23	Thirteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of April 2, 2014, incorporated by reference to the Company's Form 8-K, dated April 4, 2014, filed with the SEC on April 4, 2014.
3.24	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.
3.25	Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.
3.26	Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as February 12, 2015, incorporated by reference to the Company's Form 8-K, dated February 12, 2015, filed with the SEC on February 13, 2015.
3.27	Seventeenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 19, 2015, incorporated by reference to the Company's Form 8-K, dated June 22, 2015, filed with the SEC on June 22, 2015.
3.28	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.29	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.30	Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.31	Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.32	Twenty-Third Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 28, 2016, incorporated by reference to the Company's Form 8-K, dated as of April 1, 2016, filed with the SEC on April 1, 2016.
3.33	Twenty-Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 28, 2016, incorporated by reference to the Company's Form 8-K, dated as of April 1, 2016, filed with the SEC on April 1, 2016.
3.34	Twenty-Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 17, 2016, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
3.35	Twenty-Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of May 1, 2019, incorporated by reference to the Company's Form 8-K, dated as of May 3, 2019, filed with the SEC on May 3, 2019.
3.36	Twenty-Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 8, 2020, incorporated by reference to the Company's Form 8-K, dated as of January 14, 2020, filed with the SEC on January 14, 2020.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
4.2	Form of stock certificate evidencing the 6.50% Series I Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
4.3	Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.4	Second Supplemental Indenture, dated as of November 15, 2012, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.

4.5	Form of 4.50% Senior Note due 2022 of the Company, the Operating Partnership and ROP, as Co-Obligors,incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.
4.6	Third Supplemental Indenture, dated as of December 28, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of August 5, 2011, among SL Green Realty Corp., SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated December 28, 2018, filed with the SEC on January 2, 2019.
4.7	Junior Subordinated Indenture, dated as of June 30, 2005, between the Operating Partnership and JPMorgan Chase Bank, National Association, as Trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
4.8	Indenture, dated as of October 5, 2017, among the Company, the Operating Partnership, ROP and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.9	First Supplemental Indenture, dated as of October 5, 2017, among the Operating Partnership, as Issuer, the Company and ROP, as Guarantors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.10	Form of 3.250% Senior Note due 2022 of the Operating Partnership, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.11	Second Supplemental Indenture, dated as of August 7, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of October 5, 2017, between SL Green Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 7, 2018, filed with the SEC on August 7, 2018.
4.12	Form of Floating Rate Note (included in the Second Supplemental Indenture incorporated by reference as Exhibit 4.15 of this Form 10-K).
4.13	Description of the registrant's securities registered pursuant to section 12 of the Securities and Exchange Act of 1934, filed herewith
10.1	Amended and Restated Agreement of Limited Partnership of ROP, dated December 6, 1995, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.2	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of Wyoming Acquisition GP LLC, incorporated by reference to ROP's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.
10.3	Form of Articles of Incorporation and Bylaws of SL Green Management Corp., incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.4	Form of Registration Rights Agreement between the Company and the persons named therein, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.5	Amended and Restated Trust Agreement among the Operating Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.6	SL Green Realty Corp. Fourth Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on April 22, 2016
10.7	Amended and Restated Non-Employee Directors' Deferral Program, dated December 13, 2017, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.8	Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.9	Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.
10.10	Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.

10.11	Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 13, 2013.
10.12	Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.
10.13	Deferred Compensation Agreement (2014), dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.
10.14	Amended and Restated Employment and Noncompetition Agreement, dated as of February 4, 2021, by and between the Company and Matthew DiLiberto, incorporated by reference to the Company’s Form 8-K, dated February 4, 2021, filed with the SEC on February 5, 2021.
10.15	Amended and Restated Employment and Noncompetition Agreement, dated as of April 30, 2018, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated April 27, 2018, filed with the SEC on May 3, 2018.
10.16	Letter Agreement, dated as of April 30, 2018, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated April 27, 2018, filed with the SEC on May 3, 2018.
10.17	Amended and Restated Employment and Noncompetition Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
10.18	Amended and Restated Employment and Noncompetition Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
10.19	Chairman Emeritus Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
10.20	Second Amended and Restated Credit Agreement, dated as of November 21, 2017, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Revolving Credit Facility and Term Loan A Facility, Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMO Capital Markets Corp., as joint lead arrangers for the Revolving Credit Facility and Term Loan A Facility, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term Loan A Facility, Deutsche Bank Securities, Inc., U.S. Bank National Association, Bank of America, N.A., and Bank of Montreal, as documentation agents for the Revolving Credit Facility and Term Loan A Facility, Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Term Loan B Facility, U.S. Bank National Association, as syndication agent for the Term Loan B Facility, and the other lenders and agents a party thereto, incorporated by reference to the Company's Form 8-K, dated November 27, 2017, filed with the SEC on November 27, 2017.
21.1	Subsidiaries of SL Green Realty Corp., filed herewith.
21.2	Subsidiaries of SL Green Operating Partnership L.P., filed herewith.
23.1	Consent of Ernst & Young LLP for SL Green Realty Corp., filed herewith.
23.2	Consent of Ernst & Young LLP for SL Green Operating Partnership, L.P., filed herewith.
24.1	Power of Attorney for SL Green Realty Corp., included on the signature page of this Form 10-K.
24.2	Power of Attorney for SL Green Operating Partnership, L.P., included on the signature page of this Form 10-K.
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements, detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 26, 2021		Matthew J. DiLiberto Chief Financial Officer
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Marc Holliday

/s/ Andrew W. Mathias	President and Director	February 26, 2021
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
Matthew J. DiLiberto

/s/ Stephen L. Green	Director	February 26, 2021
Stephen L. Green

/s/ John H. Alschuler Jr.	Director	February 26, 2021
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director	February 26, 2021
Edwin T. Burton, III

/s/ John S. Levy	Director	February 26, 2021
John S. Levy

/s/ Craig M. Hatkoff	Director	February 26, 2021
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director	February 26, 2021
Betsy S. Atkins

/s/ Lauren B. Dillard	Director	February 26, 2021
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 26, 2021	By:	Matthew J. DiLiberto Chief Financial Officer
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 26, 2021
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2021
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 26, 2021
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2021
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2021
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2021
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2021
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2021
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2021
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 26, 2021
Lauren B. Dillard