Form 10-Q
period 2021-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2021-05-10
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
One Vanderbilt Avenue, New York, NY 10017
(Address of principal executive offices—Zip Code)

(212) 594-2700
(Registrant's telephone number, including area code)

420 Lexington Avenue, New York, NY 10170
(Former name or former address, if changed since last report)
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
As of May 7, 2021, 69,353,968 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of May 7, 2021, 1,025,366 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of March 31, 2021 the Company owns 94.35% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2021, noncontrolling investors held, in aggregate, a 5.65% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
On December 4, 2020 our Board of Directors declared an ordinary dividend and a special dividend (together, "the Total Dividend"). The Total Dividend was paid on January 15, 2021 to shareholders of record at the close of business on December 15, 2020 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed. As a result of the elections made, the cash option was oversubscribed and was prorated. Shareholders who elected to receive cash received, for each share of common stock they owned as of the Record Date, approximately $0.3735 in cash and 0.0279 shares of common stock. Shareholders who elected to receive shares received, for each share of common stock they owned as of the Record Date, approximately 0.0343 shares of common stock. The number of shares issued was calculated based on the volume weighted average trading price of SLG's common stock between January 5-7, 2021, of $58.15 per share.
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
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Quarterly Report on Form 10-Q.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,445,199	$1,315,832
Building and improvements	4,096,930	4,168,193
Building leasehold and improvements	1,730,418	1,448,134
Right of use asset - financing leases	55,711	55,711
Right of use asset - operating leases	502,316	367,209
	7,830,574	7,355,079
Less: accumulated depreciation	(2,004,945)	(1,956,077)
	5,825,629	5,399,002
Cash and cash equivalents	304,999	266,059
Restricted cash	96,608	106,736
Investments in marketable securities	23,784	28,570
Tenant and other receivables	42,505	44,507
Related party receivables	34,310	34,657
Deferred rents receivable	304,420	302,791
Debt and preferred equity investments, net of discounts and deferred origination fees of $9,817 and $11,232 and allowances of $13,213 and $13,213 in 2021 and 2020, respectively	1,097,202	1,076,542
Investments in unconsolidated joint ventures	3,698,701	3,823,322
Deferred costs, net	170,252	177,168
Other assets	445,635	448,213
Total assets (1)	$12,044,045	$11,707,567
Liabilities
Mortgages and other loans payable, net	$1,848,701	$1,979,972
Revolving credit facility, net	625,809	105,262
Unsecured term loans, net	1,495,620	1,495,275
Unsecured notes, net	1,248,622	1,248,219
Accrued interest payable	22,796	14,825
Other liabilities	267,908	302,798
Accounts payable and accrued expenses	120,015	151,309
Deferred revenue	119,215	118,572
Lease liability - financing leases	152,622	152,521
Lease liability - operating leases	455,385	339,458
Dividend and distributions payable	24,924	149,294
Security deposits	54,181	53,836
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,535,798	6,211,341

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
Commitments and contingencies
Noncontrolling interests in Operating Partnership	374,124	358,262
Preferred units	198,503	202,169

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2021 and December 31, 2020	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 70,380 and 69,534 issued and outstanding at March 31, 2021 and December 31, 2020, respectively (including 1,026 and 1,026 shares held in treasury at March 31, 2021 and December 31, 2020, respectively)	705	716
Additional paid-in-capital	3,913,258	3,862,949
Treasury stock at cost	(124,049)	(124,049)
Accumulated other comprehensive loss	(18,897)	(67,247)
Retained earnings	918,077	1,015,462
Total SL Green stockholders' equity	4,911,026	4,909,763
Noncontrolling interests in other partnerships	24,594	26,032
Total equity	4,935,620	4,935,795
Total liabilities and equity	$12,044,045	$11,707,567

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $179.6 million and $41.2 million of land, $282.3 million and $57.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $53.2 million and $37.8 million of right of use assets, $16.4 million and $10.3 million of accumulated depreciation, $297.1 million and $289.5 million of other assets included in other line items, $368.6 million and $94.0 million of real estate debt, net, $0.9 million and $0.7 million of accrued interest payable, $45.3 million and $29.9 million of lease liabilities, and $31.2 million and $56.6 million of other liabilities included in other line items as of March 31, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue, net	$188,089	$222,631
Investment income	19,273	38,533
Other income	18,740	53,139
Total revenues	226,102	314,303
Expenses
Operating expenses, including related party expenses of $2,225 in 2021 and $3,749 in 2020	42,284	53,866
Real estate taxes	45,411	46,622
Operating lease rent	6,739	7,367
Interest expense, net of interest income	23,388	37,494
Amortization of deferred financing costs	3,774	2,500
Depreciation and amortization	62,996	68,279
Loan loss and other investment reserves, net of recoveries	—	11,248
Transaction related costs	22	65
Marketing, general and administrative	22,885	19,570
Total expenses	207,499	247,011

Equity in net loss from unconsolidated joint ventures	(2,864)	(12,814)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(12,629)	—
Purchase price and other fair value adjustments	2,664	—
(Loss) gain on sale of real estate, net	(1,388)	72,636
Depreciable real estate reserves and impairment	(8,241)	—
Net (loss) income	(3,855)	127,114
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	476	(6,202)
Noncontrolling interests in other partnerships	1,499	293
Preferred units distributions	(1,846)	(2,666)
Net (loss) income attributable to SL Green	(3,726)	118,539
Perpetual preferred stock dividends	(3,738)	(3,738)
Net (loss) income attributable to SL Green common stockholders	$(7,464)	$114,801

Basic earnings per share	$(0.11)	$1.51
Diluted earnings per share	$(0.11)	$1.51

Basic weighted average common shares outstanding	69,010	75,656
Diluted weighted average common shares and common share equivalents outstanding	74,070	80,352
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(3,855)	$127,114
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	51,263	(50,735)
Decrease in unrealized value of marketable securities	(258)	(4,534)
Other comprehensive income (loss)	51,005	(55,269)
Comprehensive income	47,150	71,845
Net loss (income) attributable to noncontrolling interests and preferred units distributions	129	(8,575)
Other comprehensive (income) loss attributable to noncontrolling interests	(2,655)	2,886
Comprehensive income attributable to SL Green	$44,624	$66,156

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	68,508	$716	$3,862,949	$(124,049)	$(67,247)	$1,015,462	$26,032	$4,935,795
Net loss							(3,726)	(1,499)	(5,225)
Other comprehensive income						48,350			48,350
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		5		351					351
Reallocation of noncontrolling interest in the Operating Partnership							(26,609)		(26,609)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		113	2	6,726					6,728
Repurchases of common stock		(1,306)	(13)	(80,297)			—		(80,310)
Contributions to consolidated joint venture interests								171	171
Cash distributions to noncontrolling interests								(110)	(110)
Issuance of special dividend paid primarily in stock		2,034		123,529					123,529
Cash distributions declared ($0.910 per common share, none of which represented a return of capital for federal income tax purposes)							(63,312)		(63,312)
Balance at March 31, 2021	$221,932	69,354	$705	$3,913,258	$(124,049)	$(18,897)	$918,077	$24,594	$4,935,620

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	76,956	$803	$4,286,395	$(124,049)	$(28,485)	$1,084,719	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326							(39,184)		(39,184)
Balance at January 1, 2020	$221,932	76,956	$803	$4,286,395	$(124,049)	$(28,485)	$1,045,535	$75,883	$5,478,014
Net income (loss)							118,539	(293)	118,246
Acquisition of subsidiary interest from noncontrolling interest				(3,123)				1,587	(1,536)
Other comprehensive loss						(52,383)			(52,383)
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		2		166					166
Conversion of units in the Operating Partnership for common stock		1		84					84
Reallocation of noncontrolling interest in the Operating Partnership							38,529		38,529
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(32)	(1)	5,503					5,502
Repurchases of common stock		(2,562)	(26)	(142,719)			(76,831)		(219,576)
Contributions to consolidated joint venture interests								3,814	3,814
Cash distributions to noncontrolling interests								(492)	(492)
Cash distributions declared ($0.304 per common share, none of which represented a return of capital for federal income tax purposes)							(22,665)		(22,665)
Balance at March 31, 2020	$221,932	74,365	$776	$4,146,306	$(124,049)	$(80,868)	$1,099,369	$80,499	$5,343,965

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net (loss) income	$(3,855)	$127,114
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	66,770	70,779
Equity in net loss from unconsolidated joint ventures	2,864	12,814
Distributions of cumulative earnings from unconsolidated joint ventures	69	108
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	12,629	—
Purchase price and other fair value adjustments	(2,664)	—
Depreciable real estate reserves and impairment	8,241	—
Loss (gain) on sale of real estate, net	1,388	(72,636)
Loan loss reserves and other investment reserves, net of recoveries	—	11,248
Deferred rents receivable	(2,685)	3,717
Non-cash lease expense	3,375	3,390
Other non-cash adjustments	15,564	1,110
Changes in operating assets and liabilities:
Tenant and other receivables	(4,138)	(44,960)
Related party receivables	(683)	(4,711)
Deferred lease costs	(240)	(8,603)
Other assets	(24,354)	(48,130)
Accounts payable, accrued expenses, other liabilities and security deposits	(38,640)	(13,877)
Deferred revenue	4,121	7,622
Lease liability - operating leases	(19,160)	(2,959)
Net cash provided by operating activities	18,602	42,026
Investing Activities
Acquisitions of real estate property	—	(86,846)
Additions to land, buildings and improvements	(49,328)	(101,726)
Investments in unconsolidated joint ventures	(21,027)	(8,906)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	19,692	53,516
Net proceeds from disposition of real estate/joint venture interest	62,800	91,156
Cash assumed from consolidation of real estate investment	9,475	—
Proceeds from sale or redemption of marketable securities	4,528	—
Other investments	(54)	(4,786)
Origination of debt and preferred equity investments	(5,905)	(223,374)
Repayments or redemption of debt and preferred equity investments	—	151,548
Net cash provided by (used in) investing activities	20,181	(129,418)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Financing Activities
Proceeds from mortgages and other loans payable	10,391	101,103
Repayments of mortgages and other loans payable	(362,542)	(102,777)
Proceeds from revolving credit facility and unsecured notes	530,000	1,125,000
Repayments of revolving credit facility and unsecured notes	(10,000)	(315,000)
Proceeds from stock options exercised and DRSPP issuance	351	166
Repurchase of common stock	(84,089)	(219,576)
Redemption of preferred stock	(3,631)	(19,392)
Redemption of OP units	(13,261)	(18,066)
Distributions to noncontrolling interests in other partnerships	(110)	(492)
Contributions from noncontrolling interests in other partnerships	171	3,814
Acquisition of subsidiary interest from noncontrolling interest	—	(1,536)
Distributions to noncontrolling interests in the Operating Partnership	(4,148)	(1,284)
Dividends paid on common and preferred stock	(69,772)	(79,662)
Tax withholdings related to restricted share awards	(2,788)	(4,752)
Deferred loan costs	(288)	(562)
Principal payments of on financing lease liabilities	(255)	—
Net cash (used in) provided by financing activities	(9,971)	466,984
Net increase in cash, cash equivalents, and restricted cash	28,812	379,592
Cash, cash equivalents, and restricted cash at beginning of year	372,795	241,430
Cash, cash equivalents, and restricted cash at end of period	$401,607	$621,022

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$—	$84
Issuance of special dividend paid primarily in stock	123,529	—
Tenant improvements and capital expenditures payable	15,214	602
Fair value adjustment to noncontrolling interest in the Operating Partnership	26,609	—
Consolidation of real estate investment	119,444	—
Reversal of assets held for sale	—	391,664
Extinguishment of debt in connection with property dispositions	53,548	—
Seller financed purchases	—	100,000
Debt and preferred equity investments	10,000	4,638
Removal of fully depreciated commercial real estate properties	1,120	512
Share repurchase payable	3,779	—
Recognition of right of use assets and related lease liabilities	119,711	102,782

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$304,999	$554,195
Restricted cash	96,608	66,827
Total cash, cash equivalents, and restricted cash	$401,607	$621,022
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,445,199	$1,315,832
Building and improvements	4,096,930	4,168,193
Building leasehold and improvements	1,730,418	1,448,134
Right of use asset - financing leases	55,711	55,711
Right of use asset - operating leases	502,316	367,209
	7,830,574	7,355,079
Less: accumulated depreciation	(2,004,945)	(1,956,077)
	5,825,629	5,399,002
Cash and cash equivalents	304,999	266,059
Restricted cash	96,608	106,736
Investments in marketable securities	23,784	28,570
Tenant and other receivables	42,505	44,507
Related party receivables	34,310	34,657
Deferred rents receivable	304,420	302,791
Debt and preferred equity investments, net of discounts and deferred origination fees of $9,817 and $11,232 and allowances of $13,213 and $13,213 in 2021 and 2020, respectively	1,097,202	1,076,542
Investments in unconsolidated joint ventures	3,698,701	3,823,322
Deferred costs, net	170,252	177,168
Other assets	445,635	448,213
Total assets (1)	$12,044,045	$11,707,567
Liabilities
Mortgages and other loans payable, net	$1,848,701	$1,979,972
Revolving credit facility, net	625,809	105,262
Unsecured term loans, net	1,495,620	1,495,275
Unsecured notes, net	1,248,622	1,248,219
Accrued interest payable	22,796	14,825
Other liabilities	267,908	302,798
Accounts payable and accrued expenses	120,015	151,309
Deferred revenue	119,215	118,572
Lease liability - financing leases	152,622	152,521
Lease liability - operating leases	455,385	339,458
Dividend and distributions payable	24,924	149,294
Security deposits	54,181	53,836
Liabilities related to assets held for sale	—	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,535,798	6,211,341
Commitments and contingencies
Limited partner interests in SLGOP (4,156 and 3,939 limited partner common units outstanding at March 31, 2021 and December 31, 2020, respectively)	374,124	358,262
Preferred units	198,503	202,169

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2021 and December 31, 2020	221,932	221,932
SL Green partners' capital (735 and 724 general partner common units and 68,619 and 67,784 limited partner common units outstanding at March 31, 2021 and December 31, 2020, respectively)	4,707,991	4,755,078
Accumulated other comprehensive loss	(18,897)	(67,247)
Total SLGOP partners' capital	4,911,026	4,909,763
Noncontrolling interests in other partnerships	24,594	26,032
Total capital	4,935,620	4,935,795
Total liabilities and capital	$12,044,045	$11,707,567

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $179.6 million and $41.2 million of land, $282.3 million and $57.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $53.2 million and $37.8 million of right of use assets, $16.4 million and $10.3 million of accumulated depreciation, $297.1 million and $289.5 million of other assets included in other line items, $368.6 million and $94.0 million of real estate debt, net, $0.9 million and $0.7 million of accrued interest payable, $45.3 million and $29.9 million of lease liabilities, and $31.2 million and $56.6 million of other liabilities included in other line items as of March 31, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue, net	$188,089	$222,631
Investment income	19,273	38,533
Other income	18,740	53,139
Total revenues	226,102	314,303
Expenses
Operating expenses, including related party expenses of $2,225 in 2021 and $3,749 in 2020	42,284	53,866
Real estate taxes	45,411	46,622
Operating lease rent	6,739	7,367
Interest expense, net of interest income	23,388	37,494
Amortization of deferred financing costs	3,774	2,500
Depreciation and amortization	62,996	68,279
Loan loss and other investment reserves, net of recoveries	—	11,248
Transaction related costs	22	65
Marketing, general and administrative	22,885	19,570
Total expenses	207,499	247,011

Equity in net loss from unconsolidated joint ventures	(2,864)	(12,814)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(12,629)	—
Purchase price and other fair value adjustments	2,664	—
(Loss) gain on sale of real estate, net	(1,388)	72,636
Depreciable real estate reserves and impairment	(8,241)	—
Net (loss) income	(3,855)	127,114
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	1,499	293
Preferred units distributions	(1,846)	(2,666)
Net (loss) income attributable to SLGOP	(4,202)	124,741
Perpetual preferred unit distributions	(3,738)	(3,738)
Net (loss) income attributable to SLGOP common unitholders	$(7,940)	$121,003

Basic earnings per unit	$(0.11)	$1.51
Diluted earnings per unit	$(0.11)	$1.51

Basic weighted average common units outstanding	73,158	79,876
Diluted weighted average common units and common unit equivalents outstanding	74,070	80,352

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(3,855)	$127,114
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	51,263	(50,735)
Decrease in unrealized value of marketable securities	(258)	(4,534)
Other comprehensive income (loss)	51,005	(55,269)
Comprehensive income	47,150	71,845
Net loss attributable to noncontrolling interests	1,499	293
Other comprehensive (income) loss attributable to noncontrolling interests	(2,655)	2,886
Comprehensive income attributable to SLGOP	$45,994	$75,024

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	68,508	$4,755,078	$(67,247)	$26,032	$4,935,795
Net loss			(3,726)		(1,499)	(5,225)
Other comprehensive loss				48,350		48,350
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		5	351			351
Reallocation of noncontrolling interests in the operating partnership			(26,609)			(26,609)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		113	6,728			6,728
Repurchases of common units		(1,306)	(80,310)			(80,310)
Contribution to consolidated joint venture interests					171	171
Cash distributions to noncontrolling interests					(110)	(110)
Issuance of special distribution paid primarily in units		2,034	123,529			123,529
Cash distributions declared ($0.910 per common unit, none of which represented a return of capital for federal income tax purposes)			(63,312)			(63,312)
Balance at March 31, 2021	$221,932	69,354	$4,707,991	$(18,897)	$24,594	$4,935,620

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	76,956	$5,247,868	$(28,485)	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326			(39,184)			(39,184)
Balance at January 1, 2020	$221,932	76,956	$5,208,684	$(28,485)	$75,883	$5,478,014
Net income (loss)			118,539		(293)	118,246
Acquisition of subsidiary interest from noncontrolling interest			(3,123)		1,587	(1,536)
Other comprehensive income				(52,383)		(52,383)
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		2	166			166
Conversion of common units		1	84			84
Reallocation of noncontrolling interests in the operating partnership			38,529			38,529
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(32)	5,502			5,502
Repurchases of common stock		(2,562)	(219,576)			(219,576)
Contribution to consolidated joint venture interests					3,814	3,814
Cash distributions to noncontrolling interests					(492)	(492)
Cash distributions declared ($0.304 per common unit, none of which represented a return of capital for federal income tax purposes)			(22,665)			(22,665)
Balance at March 31, 2020	$221,932	74,365	$5,122,402	$(80,868)	$80,499	$5,343,965
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net (loss) income	$(3,855)	$127,114
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	66,770	70,779
Equity in net loss from unconsolidated joint ventures	2,864	12,814
Distributions of cumulative earnings from unconsolidated joint ventures	69	108
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	12,629	—
Purchase price and other fair value adjustments	(2,664)	—
Depreciable real estate reserves and impairment	8,241	—
Loss (gain) on sale of real estate, net	1,388	(72,636)
Loan loss reserves and other investment reserves, net of recoveries	—	11,248
Deferred rents receivable	(2,685)	3,717
Non-cash lease expense	3,375	3,390
Other non-cash adjustments	15,564	1,110
Changes in operating assets and liabilities:
Tenant and other receivables	(4,138)	(44,960)
Related party receivables	(683)	(4,711)
Deferred lease costs	(240)	(8,603)
Other assets	(24,354)	(48,130)
Accounts payable, accrued expenses, other liabilities and security deposits	(38,640)	(13,877)
Deferred revenue	4,121	7,622
Lease liability - operating leases	(19,160)	(2,959)
Net cash provided by operating activities	18,602	42,026
Investing Activities
Acquisitions of real estate property	—	(86,846)
Additions to land, buildings and improvements	(49,328)	(101,726)
Investments in unconsolidated joint ventures	(21,027)	(8,906)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	19,692	53,516
Net proceeds from disposition of real estate/joint venture interest	62,800	91,156
Cash assumed from consolidation of real estate investment	9,475	—
Proceeds from sale or redemption of marketable securities	4,528	—
Other investments	(54)	(4,786)
Origination of debt and preferred equity investments	(5,905)	(223,374)
Repayments or redemption of debt and preferred equity investments	—	151,548
Net cash provided by (used in) investing activities	20,181	(129,418)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Financing Activities
Proceeds from mortgages and other loans payable	10,391	101,103
Repayments of mortgages and other loans payable	(362,542)	(102,777)
Proceeds from revolving credit facility and unsecured notes	530,000	1,125,000
Repayments of revolving credit facility and unsecured notes	(10,000)	(315,000)
Proceeds from stock options exercised and DRSPP issuance	351	166
Repurchase of common units	(84,089)	(219,576)
Redemption of preferred units	(3,631)	(19,392)
Redemption of OP units	(13,261)	(18,066)
Distributions to noncontrolling interests in other partnerships	(110)	(492)
Contributions from noncontrolling interests in other partnerships	171	3,814
Acquisition of subsidiary interest from noncontrolling interest	—	(1,536)
Distributions paid on common and preferred units	(73,920)	(80,946)
Tax withholdings related to restricted share awards	(2,788)	(4,752)
Deferred loan costs	(288)	(562)
Principal payments of on financing lease liabilities	(255)	—
Net cash (used in) provided by financing activities	(9,971)	466,984
Net increase in cash, cash equivalents, and restricted cash	28,812	379,592
Cash, cash equivalents, and restricted cash at beginning of year	372,795	241,430
Cash, cash equivalents, and restricted cash at end of period	$401,607	$621,022

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$—	$84
Issuance of special distribution paid primarily in units	123,529	—
Tenant improvements and capital expenditures payable	15,214	602
Fair value adjustment to noncontrolling interest in the Operating Partnership	26,609	—
Consolidation of real estate investment	119,444	—
Reversal of assets held for sale	—	391,664
Extinguishment of debt in connection with property dispositions	53,548	—
Seller financed purchases	—	100,000
Debt and preferred equity investments	10,000	4,638
Removal of fully depreciated commercial real estate properties	1,120	512
Share repurchase payable	3,779	—
Recognition of right of use assets and related lease liabilities	119,711	102,782
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$304,999	$554,195
Restricted cash	96,608	66,827
Total cash, cash equivalents, and restricted cash	$401,607	$621,022

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2021
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2021, noncontrolling investors held, in the aggregate, a 5.65% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On December 4, 2020 our Board of Directors declared an ordinary dividend and a special dividend (together, "the Total Dividend"). The Total Dividend was paid on January 15, 2021 to shareholders of record at the close of business on December 15, 2020 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed. As a result of the elections made, the cash option was oversubscribed and was prorated. Shareholders who elected to receive cash received, for each share of common stock they owned as of the Record Date, approximately $0.3735 in cash and 0.0279 shares of common stock. Shareholders who elected to receive shares received, for each share of common stock they owned as of the Record Date, approximately 0.0343 shares of common stock. The number of shares issued was calculated based on the volume weighted average trading price of SLG's common stock between January 5-7, 2021, of $58.15 per share.
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
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Quarterly Report on Form 10-Q.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
As of March 31, 2021, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated		Unconsolidated		Total
Location	Property Type	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	18	10,526,345	9	10,869,183	27	21,395,528	93.4%
	Retail	1	10,040	9	301,996	10	312,036	94.6%
	Development/Redevelopment	9	1,890,614	3	2,927,782	12	4,818,396	N/A
		28	12,426,999	21	14,098,961	49	26,525,960	93.5%
Suburban	Office	7	862,800	—	—	7	862,800	81.6%
Total commercial properties		35	13,289,799	21	14,098,961	56	27,388,760	93.0%
Residential:
Manhattan	Residential	1	82,250	8	1,663,774	9	1,746,024	79.1%
Total portfolio		36	13,372,049	29	15,762,735	65	29,134,784	92.2%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units.
As of March 31, 2021, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.1 billion, excluding $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2021 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2020 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
Subsequent Events
In April 2021, the Company exercised its option to acquire the fee interest in 461 Fifth Avenue from the ground lessor of the property for a purchase price of $28.0 million. At March 31, 2021, the Company held the leasehold interest in the property. The transaction is expected to close in the second quarter of 2021.
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
Investment in Commercial Real Estate Properties
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 years to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 year to 15 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 year to 15 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if the lease transfers ownership of the asset at the end of the lease term, the lease grants an option to purchase the asset that we are reasonably certain to exercise, the lease term is for a major part of the remaining economic life of the asset, or the present value of the lease payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement the Company records a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. The Company applies a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is known, the Company uses that rate. If the rate implicit in the lease is not known, the Company uses a discount rate reflective of the Company’s collateralized borrowing rate given the term of the lease. To determine the discount rate, the Company employs a third party specialist to develop an analysis based primarily on the observable borrowing rates of the Company, other REITs, and other corporate borrowers with long-term borrowings. On the consolidated statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense. On the consolidated balance sheets, financing leases include the amounts previously captioned "Properties under capital lease." When applicable, the Company combines the consideration for lease and non-lease components in the calculation of the value of the lease obligation and right-of-use asset.
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with Accounting Standards Codification, or ASC 820. We also

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded.
For the three months ended March 31, 2021, we recognized ($1.9 million) of rental revenue for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the three months ended March 31, 2020 , we recognized $1.2 million of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Identified intangible assets (included in other assets):
Gross amount	$239,562	$215,673
Accumulated amortization	(204,386)	(190,523)
Net(1)	$35,176	$25,150
Identified intangible liabilities (included in deferred revenue):
Gross amount	$242,334	$241,409
Accumulated amortization	(233,766)	(230,479)
Net(1)	$8,568	$10,930
(1) As of March 31, 2021 and December 31, 2020, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale or liabilities related to assets held for sale.
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a security as held-to-maturity, available-for-sale, or trading. As of March 31, 2021, we did not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326.
At March 31, 2021 and December 31, 2020, we held the following marketable securities (in thousands):

	March 31, 2021	December 31, 2020
Commercial mortgage-backed securities	$23,784	$28,570
Total marketable securities available-for-sale	$23,784	$28,570

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
The cost basis of the commercial mortgage-backed securities was $23.0 million and $27.5 million at March 31, 2021 and December 31, 2020, respectively. These securities mature at various times through 2035. All securities were in an unrealized gain position at March 31, 2021 and December 31, 2020 except for one security, which had an unrealized loss of $0.7 million and a fair market value of $7.1 million at March 31, 2021, and an unrealized loss of $0.7 million and a fair value of $7.0 million at December 31, 2020. This marketable security had been in a continuous unrealized loss position for more than 12 months at March 31, 2021 and less than 12 months at December 31, 2020. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
We held no equity marketable securities as of March 31, 2021 and December 31, 2020.
During the three months ended March 31, 2021, we received aggregate net proceeds of $5.0 million from the repayment of one marketable security. We did not dispose of further marketable securities during three months ended March 31, 2021. During the three months ended March 31, 2020, we did not dispose of or receive repayment of any further marketable securities.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2021.
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
To determine whether the leased space is available for its intended use by the lessee, management evaluates whether we are the owner of tenant improvements for accounting purposes or if the tenant is. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
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
March 31, 2021
(unaudited)
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
We record a gain or loss on sale of real estate assets when we no longer have a controlling financial interest in the entity owning the real estate, a contract exists with a third party and that third party has control of the assets acquired.
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
March 31, 2021
(unaudited)
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
Other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line are also measured at the net amount expected to be collected.
Accrued interest receivable amounts related to these debt and preferred equity investment and other financing receivables are recorded at the net amount expected to be collected within Other assets in the consolidated balance sheets. Accrued interest receivables that are written off are recognized as an expense in loan loss and other investment reserves.
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
March 31, 2021
(unaudited)
directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal and state income tax liability for these entities.
During the three months ended March 31, 2021, we recorded a Federal, state and local tax provision of $0.7 million. During the three months ended March 31, 2020, we recorded a Federal, state and local provision of $1.1 million.
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Viacom CBS Inc., which accounts for 5.9% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at March 31, 2021.
For the three months ended March 31, 2021, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended March 31, 2021
11 Madison Avenue	9.2%
420 Lexington Avenue (Graybar)	7.2%
1185 Avenue of the Americas	7.1%
1515 Broadway	6.9%
220 East 42nd Street	6.2%
280 Park Avenue	5.8%
485 Lexington Avenue	5.1%
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
Accounting Standards Updates
In August 2020, the FASB issued Accounting Standard Update, or "ASU," No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2020-06 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and then in January 2021, the FASB issued ASU No. 2021-01. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2022. The guidance may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
3. Property Acquisitions
The following table summarizes the properties acquired during the three months ended March 31, 2021:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
885 Third Avenue (1)	January 2021	Fee Interest	625,000	$387.9
(1)In January 2021, pursuant to the partnership documents of our 885 Third Avenue investment, certain participating rights of the common member expired. As a result, it was determined that this investment is a VIE of which we are the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. Prior to January 2021, the investment was accounted for under the equity method. See Note 6, "Investments in Unconsolidated Joint Ventures" and Note 16, "Fair Value Measurements."
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of March 31, 2021, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties disposed of during the three months ended March 31, 2021:

Property	Disposition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)	(Loss) Gain (in millions)
712 Madison Avenue (1)	January 2021	Fee Interest	6,600	$43.0	$(1.4)
133 Greene Street (2)	February 2021	Fee Interest	6,425	15.8	0.2
106 Spring Street (2)	March 2021	Fee Interest	5,928	35.0	(2.8)
(1)Disposition resulted from the buyer exercising its purchase option under a ground lease arrangement.
(2)In the first quarter of 2021, the property was foreclosed on by the lender in conjunction with the related debt extinguishment.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the three months ended March 31, 2021 and the twelve months ended December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Balance at beginning of year (1)	$1,076,542	$1,580,306
Debt investment originations/fundings/accretion (2)	17,465	389,300
Preferred equity investment originations/accretion (2)	3,195	167,042
Redemptions/sales/syndications/equity ownership/amortization (3)	—	(1,048,643)
Net change in loan loss reserves	—	(11,463)
Balance at end of period (1)	$1,097,202	$1,076,542
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in Other assets and Other liabilities on the consolidated balance sheets.
Below is a summary of our debt and preferred equity investments as of March 31, 2021 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Weighted Average Yield at End of Period	Maturity (1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$64,042	$64,649	L + 2.00% - 3.50%	$1,249	$1,250	3.50%	$65,291	$—	4.74%	2021 - 2022
Junior Mortgage Debt	7,207	12,000	L + 7.25%	42,819	43,000	6.25%	50,026	127,000	7.82%	2021
Mezzanine Debt	281,401	285,179	L + 4.95% - 13.61%	437,503	449,102	2.90% - 14.30%	718,904	4,476,210	5.86%	2021 - 2029
Preferred Equity	—	—	—	262,981	265,052	6.50% - 11.00%	262,981	1,962,750	9.94%	2022 - 2027
Balance at end of period	$352,650	$361,828		$744,552	$758,404		$1,097,202	$6,565,960
(1)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
The following table is a rollforward of our total allowance for loan losses for the three months ended March 31, 2021 and the twelve months ended December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Balance at beginning of year	$13,213	$1,750
Cumulative adjustment upon adoption of ASC 326	—	27,803
Current period provision for loan loss	—	20,693
Write-offs charged against the allowance(1)	—	(37,033)
Balance at end of period(2)	$13,213	$13,213
(1)Includes $19.0 million of charges recorded against investments that were sold during the year ended December 31, 2020. These charges are included in loan loss and other investment reserves, net of recoveries, in our consolidated statements of operations for the year ended December 31, 2020.
(2)As of March 31, 2021, we had recorded an allowance for loan loss on all financing receivables on non-accrual except for one debt investment with a carrying value of $225.4 million.

At March 31, 2021 and December 31, 2020, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of one investment with a carrying value, net of reserves, of $6.8 million, as discussed in the Debt Investments table further below.
No other financing receivables were 90 days past due at March 31, 2021 and December 31, 2020 with the exception of a $27.7 million financing receivable which was put on nonaccrual in August 2018 as a result of interest default.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)

The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Risk Rating	March 31, 2021	December 31, 2020
1 - Low Risk Assets - Low probability of loss	$712,994	$695,035
2 - Watch List Assets - Higher potential for loss	367,859	365,167
3 - High Risk Assets - Loss more likely than not	16,349	16,340
	$1,097,202	$1,076,542
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of March 31, 2021 (dollars in thousands):

	As of March 31, 2021
Risk Rating	2021(1)	2020(1)	2019(1)	Prior(1)	Total
1 - Low Risk Assets - Low probability of loss	$—	$361,444	$56,639	$294,911	$712,994
2 - Watch List Assets - Higher potential for loss	—	—	241,285	126,574	367,859
3 - High Risk Assets - Loss more likely than not	—	—	—	16,349	16,349
	$—	$361,444	$297,924	$437,834	$1,097,202
(1) Year in which the investment was originated or acquired by us or in which a material modification occurred.
We have determined that we have one portfolio segment of financing receivables at March 31, 2021 and December 31, 2020 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $66.4 million and $66.2 million at March 31, 2021 and December 31, 2020, respectively. The Company recorded provisions for loan losses related to these financing receivables of $0.0 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms with the exception of one financing receivable, which was put on nonaccrual in August 2018, that has a risk rating of 3 and a carrying value at March 31, 2021 of $2.5 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
Debt Investments
    As of March 31, 2021 and December 31, 2020, we held the following debt investments with an aggregate weighted average current yield of 5.90% at March 31, 2021 (dollars in thousands):

Loan Type	March 31, 2021 Future Funding Obligations	March 31, 2021 Senior Financing	March 31, 2021 Carrying Value (1)	December 31, 2020 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Junior Mortgage (3a)	$—	$67,000	$42,820	$32,888	July 2021
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mortgage/Mezzanine Loan	—	63,750	56,246	56,244	October 2021
Mezzanine Loan	—	280,000	41,652	41,057	August 2022
Mezzanine Loan (4)	—	359,237	225,367	225,204	June 2023
Mezzanine Loan (3b)(5)	—	105,000	13,366	13,366	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Total fixed rate	$—	$2,782,737	$488,201	$477,509
Floating Rate Investments:
Mezzanine Loan (6)	$—	$275,000	$49,992	$49,956	April 2021
Junior Mortgage Participation/Mezzanine Loan	—	60,000	15,742	15,733	July 2021
Mezzanine Loan	5,761	177,415	36,639	35,318	July 2021
Mezzanine Loan	—	61,744	29,130	29,106	July 2021
Mezzanine Loan (3c)	—	1,115,000	129,330	127,915	March 2022
Mortgage and Mezzanine Loan	6,769	—	60,922	60,532	May 2022
Mortgage and Mezzanine Loan	42,117	—	15,918	14,011	December 2022
Mezzanine Loan	52,288	71,314	21,560	19,889	May 2023
Total floating rate	$106,935	$1,760,473	$359,233	$352,460
Allowance for loan loss	$—	$—	$(13,213)	$(13,213)
Total	$106,935	$4,543,210	$834,221	$816,756
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any unexercised extension options.
(3)Carrying value is net of the following amounts that were sold or syndicated, which are included in Other assets and Other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $66.6 million (b) $12.0 million, and (c) $0.4 million.
(4)This loan was put on non-accrual in July 2020 and remains on non-accrual at March 31, 2021. No investment income has been recognized subsequent to it being put on non-accrual.
(5)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual at March 31, 2021. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower.
(6)In April 2021, the maturity date of this loan was extended one year to April 2022.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
Preferred Equity Investments
As of March 31, 2021 and December 31, 2020, we held the following preferred equity investments with an aggregate weighted average current yield of 9.94% at March 31, 2021 (dollars in thousands):

Type	March 31, 2021 Future Funding Obligations	March 31, 2021 Senior Financing	March 31, 2021 Carrying Value (1)	December 31, 2020 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$1,712,750	$156,169	$154,691	June 2022
Preferred Equity	—	250,000	106,812	105,095	February 2027
Total Preferred Equity	$—	$1,962,750	$262,981	$259,786
Allowance for loan loss	$—	$—	$—	$—
Total	$—	$1,962,750	$262,981	$259,786
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual maturity, excluding any unexercised extension options.

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2021, the book value of these investments was $3.7 billion, net of investments with negative book values totaling $92.4 million for which we have an implicit commitment to fund future capital needs.
As of March 31, 2021 and December 31, 2020, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $132.7 million and $134.0 million as of March 31, 2021 and December 31, 2020, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of March 31, 2021:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Wharton Properties/Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor/Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street (3)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue (4)	Wharton Properties	50.00%	50.00%	69,214
121 Greene Street	Wharton Properties	50.00%	50.00%	7,131
Stonehenge Portfolio	Various	Various	Various	1,439,016
605 West 42nd Street (5)	The Moinian Group	20.00%	20.00%	927,358
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
400 East 57th Street (6)	BlackRock, Inc and Stonehenge Partners	51.00%	41.00%	290,482
One Vanderbilt	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza	RXR Realty / New York REIT / Private Investor	24.35%	24.35%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
115 Spring Street	Private Investor	51.00%	51.00%	5,218
15 Beekman (7)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.30%	36.30%	12,946
One Madison Avenue (8)	National Pension Service of Korea/Hines Interest LP	50.50%	50.50%	1,048,700
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of March 31, 2021. Changes in ownership or economic interests within the current year are disclosed in the notes below.
(2)The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.
(3)We hold a 32.28% interest in three retail units and one residential unit at the property and a 16.14% interest in three residential units at the property.
(4)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(5)In April 2021, we entered into contract to sell our interest in the property. This transaction is expected to close in the second quarter of 2021 subject to customary closing conditions.
(6)In October 2016, we sold a 49% interest in this property. Our interest in the property was sold within a consolidated joint venture owned 90% by the Company and 10% by Stonehenge. The transaction resulted in the deconsolidation of the venture's remaining 51% interest in the property. Our joint venture with Stonehenge remains consolidated resulting in the combined 51% interest being shown within investments in unconsolidated joint ventures on our balance sheet. In April 2021, we entered into contract to sell our interest in the property. In connection with this contract, we recorded a charge of $5.7 million, which is included in depreciable real estate reserves and impairment in the consolidated statements of operations. This transaction is expected to close in the third quarter of 2021 subject to customary closing conditions.
(7)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(8)In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million in 2020 and a fair value adjustment of $2.7 million during the three months ended March 31, 2021. The fair value of our investment was determined by the terms of the joint venture agreement governing the capitalization of the project. The partners have committed aggregate equity to the project totaling no less than $492.2 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 49.5%. At March 31, 2021, the total of the two partners' ownership interests based on equity contributed was 9.0%.

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures disposed of during the three months ended March 31, 2021:

Property	Ownership Interest Disposed	Disposition Date	Gross Asset Valuation (in thousands)	Gain (Loss) on Sale (in thousands) (1)
885 Third Avenue (2)	N/A	January 2021	N/A	N/A
55 West 46th Street - Tower 46	25.0%	March 2021	$275.0	$(15.2)
(1)Represents the Company's share of the gain or loss.
(2)In January 2021, pursuant to the partnership documents of our 885 Third Avenue investment, certain participating rights of the common member expired. As a result, it was determined that we are the primary beneficiary of the VIE and the investment was consolidated in our financial statements. See Note 3, "Property Acquisitions."
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2021 and December 31, 2020, respectively, are as follows (dollars in thousands):

Property	Economic Interest (1)	Initial Maturity Date	Final Maturity Date (2)	Interest Rate (3)	March 31, 2021	December 31, 2020
Fixed Rate Debt:
717 Fifth Avenue (mortgage)	10.92%	July 2022	July 2022	4.45%	$300,000	$300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022	July 2022	5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022	October 2022	4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022	October 2022	5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	April 2028	3.60%	12,000	12,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)

Property	Economic Interest (1)	Initial Maturity Date	Final Maturity Date (2)	Interest Rate (3)		March 31, 2021	December 31, 2020
919 Third Avenue	51.00%	June 2023	June 2023		5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	815,876	820,607
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	177,000
400 East 57th Street (4)	41.00%	November 2026	November 2026		3.00%	97,024	97,024
Worldwide Plaza	24.35%	November 2027	November 2027		3.98%	1,200,000	1,200,000
Stonehenge Portfolio (5)	Various	Various	Various		3.50%	195,899	195,899
885 Third Avenue (6)						—	272,000
Total fixed rate debt						$5,328,127	$5,604,858
Floating Rate Debt:
280 Park Avenue	50.00%	September 2021	September 2024	L+	1.73%	$1,200,000	$1,200,000
One Vanderbilt (7)	71.01%	September 2021	September 2023	L+	2.50%	1,283,292	1,210,329
1552 Broadway	50.00%	October 2021	October 2022	L+	2.65%	195,000	195,000
2 Herald Square	51.00%	November 2021	November 2023	L+	1.45%	214,500	214,500
11 West 34th Street	30.00%	January 2022	January 2023	L+	1.45%	23,000	23,000
121 Greene Street (8)	50.00%	November 2022	November 2022	L+	2.00%	13,771	15,000
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550
100 Park Avenue	49.90%	December 2023	December 2025	L+	2.25%	360,000	360,000
15 Beekman (9)	20.00%	January 2024	July 2025	L+	1.50%	19,165	11,212
10 East 53rd Street	55.00%	February 2025	February 2025	L+	1.35%	220,000	220,000
One Madison Avenue (10)	50.50%	November 2025	November 2026	L+	3.35%	40,104	—
605 West 42nd Street (11)	20.00%	August 2027	August 2027	L+	1.44%	550,000	550,000
21 East 66th Street	32.28%	June 2033	June 2033	T+	2.75%	666	677
55 West 46th Street						—	192,524
Total floating rate debt						$4,185,048	$4,257,792
Total joint venture mortgages and other loans payable						$9,513,175	$9,862,650
Deferred financing costs, net						(98,252)	(113,446)
Total joint venture mortgages and other loans payable, net						$9,414,923	$9,749,204
(1)Economic interest represents the Company's interests in the joint venture as of March 31, 2021. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(3)Interest rates as of March 31, 2021, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR ("L") or 1-year Treasury ("T").
(4)In April 2021, we entered into a contract to sell our interest in the property. This transaction is expected to close in the third quarter of 2021 subject to customary closing conditions.
(5)Comprised of three mortgages totaling $132.4 million that mature in April 2028 and two mortgages totaling $63.5 million that mature in July 2029.
(6)This loan was repaid in the first quarter of 2021, and as of March 31, 2021, the property is consolidated in our financial statements. See Note 3, "Property Acquisitions."
(7)This loan is a $1.75 billion construction facility with reductions in interest cost based on meeting certain conditions, the first of which has been satisfied, and has an initial term of three years with two one year extension options. Advances under the loan are subject to costs incurred. In conjunction with the loan, we provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.
(8)In March 2021, the maturity date of this loan was extended by one year.
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
(11)In April 2021, we entered into contract to sell our interest in the property. This transaction is expected to close in the second quarter of 2021 subject to customary closing conditions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.4 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2021. We earned $2.2 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2020. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets (1)
Commercial real estate property, net	$15,243,331	$16,143,880
Cash and restricted cash	317,753	357,076
Tenant and other receivables, related party receivables, and deferred rents receivable	412,203	403,883
Other assets	1,950,444	2,001,612
Total assets	$17,923,731	$18,906,451
Liabilities and equity (1)
Mortgages and other loans payable, net	$9,414,923	$9,749,204
Deferred revenue	1,311,191	1,341,571
Lease liabilities	985,622	1,002,563
Other liabilities	373,400	464,107
Equity	5,838,595	6,349,006
Total liabilities and equity	$17,923,731	$18,906,451
Company's investments in unconsolidated joint ventures	$3,698,701	$3,823,322
(1)At March 31, 2021, $174.2 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenues	$301,541	$282,520
Operating expenses	46,233	51,590
Real estate taxes	54,592	53,372
Operating lease rent	5,644	6,361
Interest expense, net of interest income	78,749	86,324
Amortization of deferred financing costs	6,384	4,814
Depreciation and amortization	114,879	98,584
Total expenses	306,481	301,045
Net loss before gain on sale	$(4,940)	$(18,525)
Company's equity in net loss from unconsolidated joint ventures	$(2,864)	$(12,814)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
7. Deferred Costs
Deferred costs at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred leasing costs	$448,197	$447,002
Less: accumulated amortization	(277,945)	(269,834)
Deferred costs, net	$170,252	$177,168
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at March 31, 2021 and December 31, 2020, respectively, were as follows (dollars in thousands):

Property	Initial Maturity Date	Final Maturity Date (1)	Interest Rate (2)		March 31, 2021	December 31, 2020
Fixed Rate Debt:
100 Church Street	July 2022	July 2022		4.68%	$203,697	$204,875
420 Lexington Avenue	October 2024	October 2040		3.99%	292,672	294,035
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027	February 2027		3.59%	34,773	34,773
Total fixed rate debt					$1,081,142	$1,083,683
Floating Rate Debt:
185 Broadway (4)	November 2021	November 2023	L+	2.85%	$168,870	$158,478
609 Fifth Avenue	March 2022	March 2022	L+	2.95%	57,651	57,651
220 East 42nd Street	June 2023	June 2025	L+	2.75%	510,000	510,000
719 Seventh Avenue	September 2023	September 2023	L+	1.20%	50,000	50,000
133 Greene Street					—	15,523
106 Spring Street					—	38,025
FHLB Facility					—	10,000
FHLB Facility					—	15,000
FHLB Facility					—	35,000
712 Madison Avenue					—	28,000
2017 Master Repurchase Agreement (5)					—	—
Total floating rate debt					$786,521	$917,677
Total mortgages and other loans payable					$1,867,663	$2,001,360
Deferred financing costs, net of amortization					(18,962)	(21,388)
Total mortgages and other loans payable, net					$1,848,701	$1,979,972
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of March 31, 2021, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.
(3)The loan is comprised of a $33.9 million mortgage loan and $0.9 million mezzanine loan with a fixed interest rate of 350 basis points and 700 basis points, respectively, for the first five years and is prepayable without penalty at the end of fifth year.
(4)This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three year term with two one year extension options. Advances under the loan are subject to incurred costs and funded equity requirements.
(5)In June 2020, we exercised a one year extension option which extended the maturity date to June 2021. At March 31, 2021, there was no outstanding balance on the $400 million facility.
At March 31, 2021 and December 31, 2020, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $2.4 billion and $2.5 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
Federal Home Loan Bank of New York ("FHLB") Facility
As of December 31, 2020, the Company’s wholly-owned subsidiary, Ticonderoga Insurance Company, or Ticonderoga, a Vermont licensed captive insurance company, was a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Ticonderoga was able to borrow funds from the FHLBNY in the form of secured advances that bore interest at a floating rate. As a result of a Final Ruling from the Federal Housing Finance Authority, the regulator of the Federal Home Loan Bank system, all captive insurance company memberships were terminated as of February 2021. As such, all advances to Ticonderoga were repaid prior to such termination.
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of March 31, 2021, there have been no margin calls on the 2017 MRA.
In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and is scheduled to mature in June 2021, with a one-year extension option. At March 31, 2021, the facility had no outstanding balance.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of March 31, 2021, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2021, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
At March 31, 2021, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2021, the facility fee was 20 basis points.
As of March 31, 2021, we had $16.5 million of outstanding letters of credit, $630.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $0.9 billion under the 2017 credit facility. At March 31, 2021 and December 31, 2020, the revolving credit facility had a carrying value of $625.8 million and $105.3 million, respectively, net of deferred financing costs. At March 31, 2021 and December 31, 2020, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility. The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2021 and December 31, 2020, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2021 Unpaid Principal Balance	March 31, 2021 Accreted Balance	December 31, 2020 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
August 7, 2018 (2) (3)	$350,000	$350,000	$350,000	1.52%	3	August 2021
October 5, 2017 (2)	500,000	499,830	499,803	3.25%	5	October 2022
November 15, 2012 (4)	300,000	301,817	302,086	4.50%	10	December 2022
December 17, 2015 (5)	100,000	100,000	100,000	4.27%	10	December 2025
	$1,250,000	$1,251,647	$1,251,889
Deferred financing costs, net		(3,025)	(3,670)
	$1,250,000	$1,248,622	$1,248,219
(1)Interest rate as of March 31, 2021, taking into account interest rate hedges in effect during the period.
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
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2021 and December 31, 2020, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2021, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Mortgages and Other Loans Payable	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2021	$8,031	$168,870	$—	$—	$—	$350,000	$526,901	$1,126,896
2022	8,765	255,435	—	—	—	800,000	1,064,200	227,701
2023	6,594	560,000	630,000	1,300,000	—	—	2,496,594	491,066
2024	5,280	272,749	—	200,000	—	—	478,029	620,843
2025	823	—	—	—	—	100,000	100,823	1,403,266
Thereafter	924	580,192	—	—	100,000	—	681,116	552,813
	$30,417	$1,837,246	$630,000	$1,500,000	$100,000	$1,250,000	$5,347,663	$4,422,585
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense before capitalized interest	$39,868	$56,813
Interest on financing leases	1,492	1,663
Interest capitalized	(17,583)	(20,483)
Interest income	(389)	(499)
Interest expense, net	$23,388	$37,494
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
Income earned from the profit participation, which is included in Other income on the consolidated statements of operations, was $0.3 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $2.3 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
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
One Vanderbilt Lease
In November 2018, we entered into a lease agreement with the One Vanderbilt joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three months ended March 31, 2021, we recorded $0.1 million of rent expense under the lease, which is included in Marketing, general and administrative in the consolidated statements of operations. See Note 19, “Commitments and Contingencies.”
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Due from joint ventures	$26,500	$27,006
Other	7,810	7,651
Related party receivables	$34,310	$34,657
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2021 and December 31, 2020, the noncontrolling interest unit holders owned 5.65%, or 4,156,282 units, and 5.44%, or 3,938,823 units, of the Operating Partnership, respectively, inclusive of retroactive adjustments to reflect the reverse stock split effectuated by SL Green in January 2021. As of March 31, 2021, 4,156,282 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2021 and the twelve months ended December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Balance at beginning of period	$358,262	$409,862
Distributions	(4,148)	(12,652)
Issuance of common units	4,483	12,018
Redemption and conversion of common units	(13,261)	(36,085)
Net (loss) income	(476)	20,016
Accumulated other comprehensive income (loss) allocation	2,655	(2,299)
Fair value adjustment	26,609	(32,598)
Balance at end of period	$374,124	$358,262
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of March 31, 2021:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	3.50%	109,161	109,161	109,161	$35.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	$70.0000	$1,000.00	$29.12	January 2007
Series G (5)	4.50%	1,902,000	1,902,000	718,697	$1.1250	$25.00	$88.50	January 2012
Series K	3.50%	700,000	563,954	341,677	$0.8750	$25.00	$134.67	August 2014
Series L	4.00%	500,000	378,634	372,634	$1.0000	$25.00	$—	August 2014
Series M	3.75%	1,600,000	1,600,000	96,357	$0.9375	$25.00	$—	February 2015
Series P	4.00%	200,000	200,000	200,000	$1.0000	$25.00	$—	July 2015
Series Q	3.50%	268,000	268,000	268,000	$0.8750	$25.00	$148.95	July 2015
Series R	3.50%	400,000	400,000	400,000	$0.8750	$25.00	$154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	$1.0000	$25.00	$—	August 2015
Series V	3.50%	40,000	40,000	40,000	$0.8750	$25.00	$—	May 2019
Series W (6)	(6)	1	1	1	(6)	(6)	(6)	January 2020
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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of March 31, 2021, no Subsidiary Series B Preferred Units have been issued.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
Below is a summary of the activity relating to the preferred units in the Operating Partnership for the three months ended March 31, 2021 and the twelve months ended December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Balance at beginning of period	$202,169	$283,285
Issuance of preferred units	—	—
Redemption of preferred units	(3,631)	(82,750)
Dividends paid on preferred units	(1,731)	(6,163)
Accrued dividends on preferred units	1,696	7,797
Balance at end of period	$198,503	$202,169
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2021, 69,353,606 shares of common stock and no shares of excess stock were issued and outstanding.
On December 4, 2020 our Board of Directors declared an ordinary dividend and a special dividend (together, "the Total Dividend"). The Total Dividend was paid on January 15, 2021 to shareholders of record at the close of business on December 15, 2020 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed. Shareholders who elected to receive cash received, for each share of common stock they owned as of the Record Date, approximately $0.3735 in cash and 0.0279 shares of common stock. Shareholders who elected to receive shares received, for each share of common stock they owned as of the Record Date, approximately 0.0343 shares of common stock. The number of shares issued was calculated based on the volume weighted average trading price of SLG's common stock between January 5-7, 2021, of $58.15 per share.
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
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Quarterly Report on Form 10-Q.
Share Repurchase Program
In August 2016, our Board of Directors approved a $1.0 billion share repurchase program under which we can buy shares of our common stock. The Board of Directors has since authorized five separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, fourth quarter of 2019, and fourth quarter of 2020 bringing the total program size to $3.5 billion.
At March 31, 2021, share repurchases, excluding the redemption of OP units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,105,881	$104.61	8,105,881
Year ended 2018	9,468,617	$99.03	17,574,498

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)

Year ended 2019	4,465,857	$86.06	22,040,355
Year Ended 2020	8,529,279	$62.39	30,569,634
Three months ended March 31, 2021	1,306,460	$61.46	31,876,094
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Shares of common stock issued	5,483	1,727
Dividend reinvestments/stock purchases under the DRSPP	$351	$166
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
SL Green's earnings per share for the three months ended March 31, 2021 and 2020 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2021	2020
Basic Earnings:
Net (loss) income attributable to SL Green common stockholders	$(7,464)	$114,801
Less: distributed earnings allocated to participating securities	(371)	(113)
Less: undistributed earnings allocated to participating securities	—	(464)
Net (loss) income attributable to SL Green common stockholders (numerator for basic earnings per share)	$(7,835)	$114,224
Add back: dilutive effect of earnings allocated to participating securities	371	113
Add back: undistributed earnings allocated to participating securities	—	464
Add back: effect of dilutive securities (redemption of units to common shares)	(476)	6,202
Net (loss) income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$(7,940)	$121,003

	Three Months Ended March 31,
Denominator	2021	2020
Basic Shares:
Weighted average common stock outstanding	69,010	75,656
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,148	4,220
Stock-based compensation plans	595	476
Contingently issuable shares from special dividend declared December 4, 2020 and issued January 15, 2021	317	—
Diluted weighted average common stock outstanding	74,070	80,352
The Company has excluded 1,159,343 common stock equivalents from the calculation of diluted shares outstanding for the three months ended March 31, 2021, as they were anti-dilutive. The Company has excluded 1,170,579 common stock equivalents from the calculation of diluted shares outstanding for the three months ended March 31, 2020, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at March 31, 2021 owned 69,353,606 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
All unit-related references and measurements including the number of units outstanding and earnings per unit have been retroactively adjusted to reflect the reverse stock split effectuated by SL Green’s board of directors in January 2021 for all periods presented in this Quarterly Report on Form 10-Q.
Limited Partner Units
As of March 31, 2021, limited partners other than SL Green owned 5.65%, or 4,156,282 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2021 and 2020, respectively, are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2021	2020
Basic Earnings:
Net (loss) income attributable to SLGOP common unitholders	$(7,940)	$121,003
Less: distributed earnings allocated to participating securities	(371)	(113)
Less: undistributed earnings allocated to participating securities	—	(464)
Net (loss) income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$(8,311)	$120,426
Add back: dilutive effect of earnings allocated to participating securities	371	113
Add back: undistributed earnings allocated to participating securities	—	464
Net (loss) income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(7,940)	$121,003

	Three Months Ended March 31,
Denominator	2021	2020
Basic units:
Weighted average common units outstanding	73,158	79,876
Effect of Dilutive Securities:
Stock-based compensation plans	595	476
Contingently issuable units from special distribution declared December 4, 2020 and issued January 15, 2021	317	—
Diluted weighted average common units outstanding	74,070	80,352
The Operating Partnership has excluded 1,159,343 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2021 as they were anti-dilutive. The Operating Partnership has excluded 1,170,579 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2020 as they were anti-dilutive.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2021, 1.9 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
There were no options granted during the three months ended March 31, 2021 or the year ended December 31, 2020.
A summary of the status of the Company's stock options as of March 31, 2021 and December 31, 2020, and changes during the three months ended March 31, 2021 and year ended December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	784,995	$102.62	1,007,665	$105.35
Granted	—	—	—	—
Exercised	—	—	—	—
Lapsed or canceled	(9,716)	86.13	(222,670)	114.97
Balance at end of period	775,279	$102.83	784,995	$102.62
Options exercisable at end of period	775,278	$102.83	782,022	$102.62
The remaining weighted average contractual life of the options outstanding was 1.9 years and the remaining average contractual life of the options exercisable was 1.9 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
During the three months ended March 31, 2021, we recognized no compensation expense related to options. During the three months ended March 31, 2020, we recognized compensation expense related to options of $0.02 million. As of March 31, 2021, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of March 31, 2021 and December 31, 2020 and changes during the three months ended March 31, 2021 and the year ended December 31, 2020, are as follows:

	March 31, 2021	December 31, 2020
Balance at beginning of period	3,439,674	3,465,347
Granted	145,845	8,959
Canceled	(12,437)	(34,632)
Balance at end of period	3,573,082	3,439,674
Vested during the period	117,487	128,891
Compensation expense recorded	$2,067,125	$10,895,459
Total fair value of restricted stock granted during the period	$9,214,531	$734,315
The fair value of restricted stock that vested during the three months ended March 31, 2021 and the year ended December 31, 2020 was $10.9 million and $12.5 million, respectively. As of March 31, 2021, there was $14.0 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $40.3 million and $37.0 million as of March 31, 2021 and December 31, 2020, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2021, there was $65.9 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 2.0 years.
During the three months ended March 31, 2021, we recorded compensation expense related to bonus, time-based and performance based awards of $9.1 million. During the three months ended March 31, 2020, we recorded compensation expense related to bonus, time-based and performance based awards of $3.0 million.
For the three months ended March 31, 2021, $0.5 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three months ended March 31, 2020, $0.6 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the three months ended March 31, 2021, 18,290 phantom stock units and 12,064 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.8 million during the three months ended March 31,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
2021 related to the Deferred Compensation Plan. We recorded compensation expense of $1.8 million during the three months ended March 31, 2020 related to the Deferred Compensation Plan.
As of March 31, 2021, there were 159,066 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2021, 157,576 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component as of March 31, 2021 (in thousands):

	Net unrealized loss on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2020	$(57,415)	$(10,853)	$1,021	$(67,247)
Other comprehensive income before reclassifications	9,771	33,024	(247)	42,548
Amounts reclassified from accumulated other comprehensive loss	4,196	1,606	—	5,802
Balance at March 31, 2021	$(43,448)	$23,777	$774	$(18,897)
(1)Amount reclassified from accumulated other comprehensive loss is included in interest expense in the respective consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $(0.6) million and $(0.5) million, respectively.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$23,784	$—	$23,784	$—
Interest rate cap and swap agreements (included in Other assets)	$365	$—	$365	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$47,033	$—	$47,033	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,570	$—	$28,570	$—
Interest rate cap and swap agreements (included in Other assets)	$28	$—	$28	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$61,217	$—	$61,217	$—
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
In January 2021, pursuant to the partnership documents of our 885 Third Avenue investment, certain participating rights of the common member expired. As a result, it was determined that this investment is a VIE of which we are the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. This fair value was determined using a third party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,097,202	(2)	$1,076,542	(2)

Fixed rate debt	$3,932,789	$4,027,789	$3,135,572	$3,237,075
Variable rate debt	1,416,521	1,420,814	1,827,677	1,822,740
	$5,349,310	$5,448,603	$4,963,249	$5,059,815
(1)Amounts exclude net deferred financing costs.
(2)At March 31, 2021, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion. At December 31, 2020, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2021 and December 31, 2020. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at March 31, 2021 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$350,000	0.544%	April 2020	August 2021	Other Liabilities	$(472)
Interest Rate Cap	111,869	3.500%	December 2020	November 2021	Other Assets	—
Interest Rate Cap	510,000	3.000%	June 2020	December 2021	Other Assets	—
Interest Rate Swap	200,000	0.138%	February 2021	February 2022	Other Liabilities	(3)
Interest Rate Swap	100,000	0.136%	February 2021	February 2022	Other Assets	—
Interest Rate Cap	85,000	4.000%	March 2021	March 2022	Other Assets	—
Interest Rate Swap	100,000	0.212%	January 2021	January 2023	Other Assets	95
Interest Rate Swap	400,000	0.160%	February 2021	February 2023	Other Assets	270
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Liabilities	(4,017)
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Liabilities	(2,077)
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(9,675)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(13,117)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(17,672)
						$(46,668)
No gains or losses on the changes in the fair values were included in interest expense in the consolidated statements of operations during the three months ended March 31, 2021 or 2020.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2021, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $48.3 million. As of March 31, 2021, the Company had not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $49.0 million at March 31, 2021.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $16.6 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $2.2 million of the portion related to

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2021	2020		2021	2020
Interest Rate Swaps/Caps	$10,220	$(45,082)	Interest expense	$(4,388)	$(725)
Share of unconsolidated joint ventures' derivative instruments	34,955	(7,089)	Equity in net loss from unconsolidated joint ventures	(1,700)	(711)
	$45,175	$(52,171)		$(6,088)	$(1,436)
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments at March 31, 2021 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Swap	$177,000	1.669%	March 2016	February 2026	Liability	$(6,459)
Interest Rate Cap	375,000	2.600%	August 2018	September 2021	Asset	—
Interest Rate Cap	20,026	2.600%	April 2019	September 2021	Asset	—
Interest Rate Cap	198,000	4.000%	August 2019	August 2022	Asset	2
Interest Rate Cap	220,000	4.000%	February 2020	February 2022	Asset	—
Interest Rate Cap	550,000	3.750%	August 2020	September 2023	Asset	138
Interest Rate Cap	1,075,000	3.750%	September 2020	September 2021	Asset	—
Interest Rate Cap	125,000	3.750%	September 2020	September 2021	Asset	—
Interest Rate Cap	1,250,000	1.250%	November 2020	October 2024	Asset	5,764
Interest Rate Cap	23,000	4.750%	January 2021	January 2023	Asset	1
Interest Rate Swap	2,250,000	1.611%	June 2021	June 2031	Asset	42,635
						$42,081

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
The components of lease income from operating leases during the quarters ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed lease payments	$164,679	$194,224
Variable lease payments	25,279	27,168
Total lease payments (1)	$189,958	$221,392
Amortization of acquired above and below-market leases	(1,869)	1,239
Total rental revenue	$188,089	$222,631
(1)Amounts include $65.8 million and $66.3 million of sublease income during the three months ended March 31, 2021 and 2020, respectively.
The components of lease income from sales-type leases during the quarters ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income (1)	$1,101	$—
(1)These amounts are included in Other income in our consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
19. Commitments and Contingencies
Legal Proceedings
As of March 31, 2021, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Lease Arrangements
We are a tenant under leases for certain properties, including ground leases. These leases have expirations from 2022 to 2119, or 2043 to 2119 as fully extended. Certain leases offer extension options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and right of use asset.
Certain of our leases are subject to rent resets, generally based on a percentage of the then fair market value, a fixed amount, or a percentage of the preceding rent at specified future dates. Rent resets will be recognized in the periods in which they are incurred.
The table below summarizes our current lease arrangements as of March 31, 2021:

Property (1)	Year of Current Expiration	Year of Final Expiration (2)
1185 Avenue of the Americas	2043	2043
SL Green Headquarters at One Vanderbilt (3)	2043	2048
625 Madison Avenue	2022	2054
420 Lexington Avenue	2050	2080
885 Third Avenue	2080	2080
711 Third Avenue (4)	2033	2083
461 Fifth Avenue (5)	2027	2084
1080 Amsterdam Avenue (6)	2111	2111
15 Beekman (7)(8)	2119	2119
(1)All leases are classified as operating leases unless otherwise specified.
(2)Reflects exercise of all available extension options.
(3)In March 2021, the Company's lease for its corporate headquarters at One Vanderbilt commenced. See note 10, "Related Party Transactions."
(4)The Company owns 50% of the fee interest.
(5)In April 2021, the Company exercised its option to acquire the fee interest in the property. The transaction is expected to close in the second quarter of 2021. The lease is classified as a financing lease.
(6)A portion of the lease is classified as a financing lease.
(7)The Company has an option to purchase the ground lease for a fixed price on a specific date. The lease is classified as a financing lease.
(8)In August 2020, the Company entered into a long-term sublease with an unconsolidated joint venture as part of the capitalization of the 15 Beekman development project. See Note 6, "Investments in Unconsolidated Joint Ventures."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
(unaudited)
The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of March 31, 2021 (in thousands):

	Financing leases	Operating leases
Remaining 2021	$31,136	$31,954
2022	3,522	29,386
2023	3,570	29,502
2024	3,641	30,545
2025	3,810	30,772
2026	3,858	30,911
Thereafter	256,692	631,532
Total minimum lease payments	$306,229	$814,602
Amount representing interest	(153,607)
Amount discounted using incremental borrowing rate		(359,217)
Lease liabilities	$152,622	$455,385
The following table provides lease cost information for the Company's operating leases for the three months ended March 31, 2021 or 2020 (in thousands):

	Three Months Ended March 31,
Operating Lease Costs	2021	2020
Operating lease costs before capitalized operating lease costs	$7,567	$8,113
Operating lease costs capitalized	(828)	(746)
Operating lease costs, net (1)	$6,739	$7,367
(1)This amount is included in operating lease rent in our consolidated statements of operations.
The following table provides lease cost information for the Company's financing leases for the three months ended March 31, 2021 or 2020 (in thousands):

	Three Months Ended March 31,
Financing Lease Costs	2021	2020
Interest on financing leases before capitalized interest	$1,492	$1,663
Interest on financing leases capitalized	—	(747)
Interest on financing leases, net (1)	1,492	916
Amortization of right-of-use assets (2)	180	305
Financing lease costs, net	$1,672	$1,221
(1)These amounts are included in interest expense, net of interest income in our consolidated statements of operations.
(2)These amounts are included in depreciation and amortization in our consolidated statements of operations.
As of March 31, 2021, the weighted-average discount rate used to calculate the lease liabilities was 4.52%. As of March 31, 2021, the weighted-average remaining lease term was 27 years, inclusive of purchase options expected to be exercised.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2021
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
Selected consolidated results of operations for the three months ended March 31, 2021 and 2020, and selected asset information as of March 31, 2021 and December 31, 2020, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2021	$206,829	$19,273	$226,102
March 31, 2020	275,770	38,533	314,303
Net (loss) income
Three months ended:
March 31, 2021	$(20,027)	$16,172	$(3,855)
March 31, 2020	111,233	15,881	127,114
Total assets
As of:
March 31, 2021	$10,896,203	$1,147,842	$12,044,045
December 31, 2020	10,579,899	1,127,668	11,707,567
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA and the FHLB Facility. Interest is imputed on the investments that do not collateralize the 2017 MRA and the FHLB Facility using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because the use of personnel and resources is dependent on transaction volume between the two segments and varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three months ended March 31, 2021, marketing, general and administrative expenses totaled $22.9 million. For the three months ended March 31, 2020, marketing, general and administrative expenses totaled $19.6 million. All other expenses, except interest, relate entirely to the real estate assets.
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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.
As of March 31, 2021, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated		Unconsolidated		Total
Location	Property Type		Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office		18	10,526,345	9	10,869,183	27	21,395,528	93.4%
	Retail		1	10,040	9	301,996	10	312,036	94.6%
	Development/Redevelopment	(1)	9	1,890,614	3	2,927,782	12	4,818,396	N/A
			28	12,426,999	21	14,098,961	49	26,525,960	93.5%
Suburban	Office		7	862,800	—	—	7	862,800	81.6%
Total commercial properties			35	13,289,799	21	14,098,961	56	27,388,760	93.0%
Residential:
Manhattan	Residential		1	82,250	8	1,663,774	9	1,746,024	79.1%
Total portfolio			36	13,372,049	29	15,762,735	65	29,134,784	92.2%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
As of March 31, 2021, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.1 billion, excluding $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and preferred equity investments line item.
Critical Accounting Policies
Refer to the 2020 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, lease classification, revenue recognition, and debt and preferred equity investments. During the three months ended March 31, 2021, there were no material changes to these policies.

Results of Operations
The COVID-19 pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. Our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and likely longer. This could also cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread including vaccination efforts, and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in our latest Annual Report on Form 10-K and our other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020
The following comparison for the three months ended March 31, 2021, or 2021, to the three months ended March 31, 2020, or 2020, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2020 and still owned by us in the same manner at March 31, 2021 (Same-Store Properties totaled 25 of our 36 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2021 and 2020 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2021 and 2020, and
iv.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	$ Change	% Change
Rental revenue	$161.7	$173.7	$(12.0)	(6.9)%	$0.4	$16.1	$26.0	$32.8	$188.1	$222.6	$(34.5)	(15.5)%
Investment income	—	—	—	—%	—	—	19.3	38.5	19.3	38.5	(19.2)	(49.9)%
Other income	—	0.4	(0.4)	(100.0)%	—	—	18.7	52.7	18.7	53.1	(34.4)	(64.8)%
Total revenues	161.7	174.1	(12.4)	(7.1)%	0.4	16.1	64.0	124.0	226.1	314.2	(88.1)	(28.0)%

Property operating expenses	76.1	81.5	(5.4)	(6.6)%	0.1	7.6	18.2	18.8	94.4	107.9	(13.5)	(12.5)%
Marketing, general and administrative	—	—	—	—%	—	—	22.9	19.6	22.9	19.6	3.3	16.8%
	76.1	81.5	(5.4)	(6.6)%	0.1	7.6	41.1	38.5	117.4	127.4	(10.3)	(8.1)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(27.2)	(40.0)	12.8	(32.0)%
Depreciation and amortization									(63.0)	(68.3)	5.3	(7.8)%
Equity in net loss from unconsolidated joint ventures									(2.9)	(12.8)	9.9	(77.3)%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(12.6)	—	(12.6)	100.0%
Purchase price and other fair value adjustments									2.7	—	2.7	100.0%
(Loss) gain on sale of real estate, net									(1.4)	72.6	(74.0)	(101.9)%
Depreciable real estate reserves and impairment									(8.2)	—	(8.2)	100.0%
Loan loss and other investment reserves, net of recoveries									—	(11.2)	11.2	(100.0)%
Net (loss) income									$(3.9)	$127.1	$(131.0)	(103.1)%

Rental Revenue
Rental revenues decreased primarily due to a) our Disposed Properties ($15.7 million), b) One Madison Avenue being vacated in the first quarter of 2020 pursuant to the property's redevelopment ($5.0 million), and c) lower contribution from our Same-Store properties ($12.0 million) driven by increased vacancy at 1185 Avenue of the Americas ($4.1 million) and 485 Lexington Avenue ($2.6 million).
The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2021 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,717,735
Sold Vacancies	(28,174)
Properties in redevelopment	(257,789)
Space which became available during the period (3)
• Office	344,790
• Retail	44,808
	389,598
Total space available	1,821,370
Leased space commenced during the period:
• Office(4)	367,579	387,375	$69.12	$66.37	$91.94	7.6	10.4
• Retail	39,251	38,063	$38.51	$68.42	$—	—	10.2
Total leased space commenced	406,830	425,438	$66.38	$66.75	$83.71	6.9	10.3

Total available space at end of period	1,414,540

Early renewals
• Office	121,026	121,432	$53.72	$51.82	$0.18	1.0	1.0
• Retail	36,649	63,679	$92.63	$80.66	$—	0.6	4.9
Total early renewals	157,675	185,111	$67.11	$61.74	$0.12	0.9	2.4

Total commenced leases, including replaced previous vacancy
• Office		508,807	$65.44	$60.33	$70.04	6.0	8.1
• Retail		101,742	$72.39	$76.08	$—	0.4	6.9
Total commenced leases		610,549	$66.60	$64.40	$58.37	2.5	7.9
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $58.70 per rentable square feet for 171,193 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $56.64 per rentable square feet for 292,625 rentable square feet.

Investment Income
For the three months ended March 31, 2021, investment income decreased primarily as a result of a decrease in the weighted average balance and weighted average yield of our debt and preferred equity investments. For the three months ended March 31, 2021 and 2020, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.1 billion and 6.8% compared to $1.8 billion and 8.3%, respectively.
Other Income
Other income decreased primarily due to the receipt of incremental income from Credit Suisse at One Madison Avenue in the first quarter of 2020 ($45.2 million), compared to lease termination income in the first quarter of 2021 ($9.9 million).

Property Operating Expenses
Property operating expenses decreased primarily due to a reduction in variable operating expenses, such as utilities, cleaning, and security, at our Same-Store properties ($6.5 million) as a result of lower physical occupancy at the properties during the first quarter of 2021 related to COVID-19 and decreased operating expenses and real estate taxes at our Disposed properties ($3.6 million and $3.7 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased to $22.9 million for the three months ended March 31, 2021, compared to $19.6 million for the same period in 2020 due to an increase in share-based compensation expense as a result of stock price volatility.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily as a result of lower interest expense from senior unsecured notes ($5.4 million), the 2017 revolving credit facility ($4.5 million) and term loans ($3.4 million) resulting from a decrease in the average LIBOR rate during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The weighted average consolidated debt balance outstanding was $5.4 billion for the three months ended March 31, 2021, compared to $6.1 billion for the three months ended March 31, 2020. The consolidated weighted average interest rate was 2.88% for the three months ended March 31, 2021, as compared to 3.62% for the three months ended March 31, 2020.
Depreciation and Amortization
Depreciation and amortization decreased due to depreciation and amortization at our Same Store properties ($6.7 million) and Disposed properties ($2.7 million), partially offset by the increased depreciation and amortization at our Acquired properties ($5.0 million).
Equity in Net Loss from Unconsolidated Joint Ventures
Equity in net loss from unconsolidated joint ventures decreased primarily as a result of lower depreciation expense at certain unconsolidated joint venture properties ($6.7 million).
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the three months ended March 31, 2021, we recognized a loss on sale related to our interests in 55 West 46th Street ($15.2 million). During the three months ended March 31, 2020, we did not sell any joint venture interests or properties.
Purchase price and other fair value adjustments
During the three months ended March 31, 2021, we recorded $2.7 million of purchase price and other fair value adjustments related to One Madison Avenue. During the three months ended March 31, 2020, we did not record any purchase price and other fair value adjustments.
(Loss) gain on sale of real estate, net
During the three months ended March 31, 2021, we recognized a loss on sale related to our interest in 712 Madison Avenue ($1.4 million). During the three months ended March 31, 2020, we recognized a gain on sale related to our interest in 315 West 33rd Street ("The Olivia") ($72.3 million).
Depreciable real estate reserves and impairment
During the three months ended March 31, 2021, we recognized depreciable real estate reserves and impairments related to a) 400 East 57th Street ($5.7 million), and b) 106 Spring Street ($2.7 million), as offset by c) 133 Greene Street ($0.2 million). During the three months ended March 31, 2020, we did not record any recognize any depreciable real estate reserves.
Loan loss and other investment reserves, net of recoveries
During the three months ended March 31, 2021 we did not recognize any loan loss and other investment reserves. During the three months ended March 31, 2020, we recorded $11.2 million of loan loss and other investment reserves in conjunction with recording debt and preferred equity investments and other financing receivables at the net amount expected to be collected.
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
As of the date of this filing, we have collected gross tenant billings for the first quarter of 2021 of 96.9% overall, including 98.9% from office tenants and 90.9% from retail tenants.
The combined aggregate principal maturities of our property mortgages and other loans payable, Master Repurchase Agreement ("MRA"), corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2021 were as follows (in thousands):

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Property mortgages and other loans	$176,901	$264,200	$566,594	$278,029	$823	$581,116	$1,867,663
MRA	—	—	—	—	—	—	—
Corporate obligations	350,000	800,000	1,930,000	200,000	100,000	100,000	3,480,000
Joint venture debt-our share	1,126,896	227,701	491,066	620,843	1,403,266	552,813	4,422,585
Total	$1,653,797	$1,291,901	$2,987,660	$1,098,872	$1,504,089	$1,233,929	$9,770,248
As of March 31, 2021, we had liquidity of $1.2 billion, comprised of $0.9 billion of availability under our revolving credit facility and $0.3 billion of consolidated cash on hand, inclusive of $23.8 million of marketable securities. This liquidity excludes $96.2 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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

Cash, restricted cash, and cash equivalents were $401.6 million and $621.0 million at March 31, 2021 and 2020, respectively, representing a decrease of $219.4 million. The decrease was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$18,602	$42,026	$(23,424)
Net cash provided by (used in) investing activities	$20,181	$(129,418)	$149,599
Net cash (used in) provided by financing activities	$(9,971)	$466,984	$(476,955)
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2021, when compared to the three months ended March 31, 2020, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$86,846
Capital expenditures and capitalized interest	52,398
Joint venture investments	(12,121)
Distributions from joint ventures	(33,824)
Proceeds from sales of real estate/partial interest in property	(28,356)
Debt and preferred equity and other investments	75,181
Increase in net cash provided by investing activities	$140,124
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $101.7 million for the three months ended March 31, 2020 to $49.3 million for the three months ended March 31, 2021 due to decreased spending on development and redevelopment projects.
We generally fund our investment activity through the sale of real estate, the sale of debt and preferred equity investments, property-level financing, our credit facilities, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.
During the three months ended March 31, 2021, when compared to the three months ended March 31, 2020, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(685,712)
Repayments of our debt obligations	45,235
Net distribution to noncontrolling interests	(6,125)
Other financing activities	6,788
Proceeds from stock options exercised and DRSPP issuance	185
Repurchase of common stock	135,487
Redemption of preferred stock	15,761
Acquisition of subsidiary interest from noncontrolling interest	1,536
Dividends and distributions paid	9,890
Decrease in net cash provided by financing activities	$(476,955)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2021, 69,353,606 shares of common stock and no shares of excess stock were issued and outstanding.

On December 4, 2020 our Board of Directors declared an ordinary dividend and a special dividend (together, "the Total Dividend"). The Total Dividend was paid on January 15, 2021 to shareholders of record at the close of business on December 15, 2020 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed. Shareholders who elected to receive cash received, for each share of common stock they owned as of the Record Date, approximately $0.3735 in cash and 0.0279 shares of common stock. Shareholders who elected to receive shares received, for each share of common stock they owned as of the Record Date, approximately 0.0343 shares of common stock. The number of shares issued was calculated based on the volume weighted average trading price of SLG's common stock between January 5-7, 2021, of $58.15 per share.
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
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Quarterly Report on Form 10-Q.
Share Repurchase Program
In August 2016, our Board of Directors approved a $1.0 billion share repurchase program under which we can buy shares of our common stock. The Board of Directors has since authorized five separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, fourth quarter of 2019, and fourth quarter of 2020 bringing the total program size to $3.5 billion.
At March 31, 2021, share repurchases, excluding the redemption of OP units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,105,881	$104.61	8,105,881
Year ended 2018	9,468,617	$99.03	17,574,498
Year ended 2019	4,465,857	$86.06	22,040,355
Year Ended 2020	8,529,279	$62.39	30,569,634
Three Months Ended March 31, 2021	1,306,460	$61.46	31,876,094

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Shares of common stock issued	5,483	1,727
Dividend reinvestments/stock purchases under the DRSPP	$351	$166
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of March 31, 2021, 1.9 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the three months ended March 31, 2021, 18,290 phantom stock units and 12,064 shares of common stock were issued to our board of directors. We recorded compensation expense of $1.8 million during the three months ended March 31, 2021 related to the Deferred Compensation Plan. We recorded compensation expense of $1.8 million during the three months ended March 31, 2020 related to the Deferred Compensation Plan.
As of March 31, 2021, there were 159,066 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2021 and December 31, 2020, (amounts in thousands).

Debt Summary:	March 31, 2021	December 31, 2020
Balance
Fixed rate	$1,982,789	$1,985,572
Variable rate—hedged	1,950,000	1,150,000
Total fixed rate	3,932,789	3,135,572
Total variable rate	1,416,521	1,827,677
Total debt	$5,349,310	$4,963,249

Debt, preferred equity, and other investments subject to variable rate	352,650	345,877
Net exposure to variable rate debt	1,063,871	1,481,800

Percent of Total Debt:
Fixed rate	73.5%	63.2%
Variable rate (1)	26.5%	36.8%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	3.09%	3.65%
Variable rate	2.18%	2.30%
Effective interest rate	2.88%	2.91%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rate, the percent of total debt of our net exposure to variable rate debt was 21.3% and 32.1% as of March 31, 2021 and December 31, 2020, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.11% and 0.14% at March 31, 2021 and December 31, 2020, respectively). Our consolidated debt at March 31, 2021 had a weighted average term to maturity of 2.54 years.
Certain of our debt and equity investments and other investments, with carrying values of $0.4 billion at March 31, 2021 and $0.3 billion at December 31, 2020, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 21.3% and 32.1%, respectively.
2017 Credit Facility
    In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of March 31, 2021, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2021, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
At March 31, 2021, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2021, the facility fee was 20 basis points.
As of March 31, 2021, we had $16.5 million of outstanding letters of credit, $630.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $0.9 billion under the 2017 credit facility. At March 31, 2021 and December 31, 2020, the revolving credit facility had a carrying value of $625.8 million and $105.3 million, respectively, net of deferred financing costs. At March 31, 2021 and December 31, 2020, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2021 and December 31, 2020, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of March 31, 2021, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $10.0 million and would increase our share of joint venture annual interest cost by $20.8 million. At March 31, 2021, 32.1% of our $1.1 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $3.9 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of March 31, 2021 bore interest based on a spread of LIBOR plus 100 basis points to LIBOR plus 340 basis points.
Contractual Obligations
Refer to our 2020 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2021.
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

Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2021, we expect to incur $75.0 million of recurring capital expenditures on existing consolidated properties and $174.6 million of development or redevelopment expenditures on existing consolidated properties, of which $56.0 million will be funded by construction financing facilities. We expect our share of capital expenditures at our joint venture properties will be $220.0 million, of which $185.9 million will be funded by construction financing facilities. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
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
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
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
FFO for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (loss) income attributable to SL Green common stockholders	$(7,464)	$114,801
Add:
Depreciation and amortization	62,996	68,279
Joint venture depreciation and noncontrolling interest adjustments	55,702	56,318
Net (loss) income attributable to noncontrolling interests	(1,975)	5,909
Less:
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(12,629)	—
Depreciable real estate reserves and impairment	(8,241)	—
(Loss) gain on sale of real estate, net	(1,388)	72,636
Purchase price and other fair value adjustments	2,664	—
Depreciation on non-rental real estate assets	527	650
Funds from Operations attributable to SL Green common stockholders	$128,326	$172,021
Cash flows provided by operating activities	$18,602	$42,026
Cash flows provided by (used in) investing activities	$20,181	$(129,418)
Cash flows (used in) provided by financing activities	$(9,971)	$466,984
Inflation
Substantially all of our office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the CPI or other measures such as porters' wage. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense escalations described above.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2020 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2020.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2021, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.    RISK FACTORS
As of March 31, 2021 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In August 2016, our Board of Directors approved a $1.0 billion share repurchase program under which we can buy shares of our common stock. The Board of Directors has since authorized five separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, fourth quarter of 2019, and fourth quarter of 2020 bringing the total program size to $3.5 billion.
At March 31, 2021, share repurchases, excluding the redemption of OP units, executed under the program were as follows:

Period	Shares repurchased [1]	Average price paid per share [1]	Total number of shares repurchased as part of the repurchase plan or programs [1]
Year ended 2017	8,105,881	$104.61	8,105,881
Year ended 2018	9,468,617	$99.03	17,574,498
Year ended 2019	4,465,857	$86.06	22,040,355
Year Ended 2020	8,529,279	$62.39	30,569,634
Three months ended March 31, 2021	1,306,460	$61.46	31,876,094
(1)Retroactively adjusted to reflect the reverse stock split completed in January 2021.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: May 10, 2021	By:	Matthew J. DiLiberto Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	May 10, 2021
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2021
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	May 10, 2021
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2021
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2021
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2021
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2021
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2021
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2021
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	May 10, 2021
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: May 10, 2021		Matthew J. DiLiberto Chief Financial Officer