Form 10-Q
period 2021-09-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2021-11-09
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
As of November 5, 2021, 66,726,676 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of November 5, 2021, 689,437 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of September 30, 2021, the Company owns 94.50% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2021, noncontrolling investors held, in aggregate, a 5.50% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,489,101	$1,315,832
Building and improvements	3,828,052	4,168,193
Building leasehold and improvements	1,649,796	1,448,134
Right of use asset - financing leases	27,445	55,711
Right of use asset - operating leases	498,416	367,209
	7,492,810	7,355,079
Less: accumulated depreciation	(1,904,465)	(1,956,077)
	5,588,345	5,399,002
Cash and cash equivalents	257,941	266,059
Restricted cash	87,992	106,736
Investments in marketable securities	34,428	28,570
Tenant and other receivables	44,964	44,507
Related party receivables	35,674	34,657
Deferred rents receivable	254,277	302,791
Debt and preferred equity investments, net of discounts and deferred origination fees of $6,494 and $11,232 and allowances of $6,630 and $13,213 in 2021 and 2020, respectively	1,052,110	1,076,542
Investments in unconsolidated joint ventures	3,028,084	3,823,322
Deferred costs, net	124,637	177,168
Other assets	347,407	448,213
Total assets (1)	$10,855,859	$11,707,567
Liabilities
Mortgages and other loans payable, net	$1,422,287	$1,979,972
Revolving credit facility, net	216,902	105,262
Unsecured term loans, net	1,496,583	1,495,275
Unsecured notes, net	899,118	1,248,219
Accrued interest payable	20,777	14,825
Other liabilities	157,375	302,798
Accounts payable and accrued expenses	137,946	151,309
Deferred revenue	120,567	118,572
Lease liability - financing leases	125,168	152,521
Lease liability - operating leases	437,357	339,458
Dividend and distributions payable	23,958	149,294
Security deposits	54,366	53,836
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,212,404	6,211,341

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
Commitments and contingencies
Noncontrolling interests in Operating Partnership	362,737	358,262
Preferred units	198,503	202,169

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2021 and December 31, 2020	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 67,926 and 69,534 issued and outstanding at September 30, 2021 and December 31, 2020, respectively (including 1,061 and 1,026 shares held in treasury at September 30, 2021 and December 31, 2020, respectively)	680	716
Additional paid-in-capital	3,774,119	3,862,949
Treasury stock at cost	(126,160)	(124,049)
Accumulated other comprehensive loss	(60,597)	(67,247)
Retained earnings	1,258,232	1,015,462
Total SL Green stockholders' equity	5,068,206	4,909,763
Noncontrolling interests in other partnerships	14,009	26,032
Total equity	5,082,215	4,935,795
Total liabilities and equity	$10,855,859	$11,707,567

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $316.0 million and $41.2 million of land, $341.2 million and $57.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $53.2 million and $37.8 million of right of use assets, $18.5 million and $10.3 million of accumulated depreciation, $293.8 million and $289.5 million of other assets included in other line items, $450.1 million and $94.0 million of real estate debt, net, $1.3 million and $0.7 million of accrued interest payable, $45.4 million and $29.9 million of lease liabilities, and $24.9 million and $56.6 million of other liabilities included in other line items as of September 30, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenue, net	$155,363	$195,515	$528,063	$614,032
Investment income	20,072	22,988	59,452	101,464
Other income	29,766	31,341	61,895	102,350
Total revenues	205,201	249,844	649,410	817,846
Expenses
Operating expenses, including related party expenses of $3,563 and $8,827 in 2021 and $2,801 and $9,289 in 2020	40,684	45,910	126,851	140,673
Real estate taxes	32,139	43,522	121,318	131,805
Operating lease rent	6,557	6,973	20,003	22,171
Interest expense, net of interest income	14,807	23,536	57,155	91,100
Amortization of deferred financing costs	2,345	3,151	9,505	8,312
Depreciation and amortization	49,277	92,516	169,534	256,736
Loan loss and other investment reserves, net of recoveries	—	8,957	—	27,018
Transaction related costs	190	45	215	483
Marketing, general and administrative	23,477	23,602	68,426	66,682
Total expenses	169,476	248,212	573,007	744,980

Equity in net loss from unconsolidated joint ventures	(15,487)	(432)	(31,321)	(15,445)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(1,280)	—	(5,438)	—
Purchase price and other fair value adjustments	208,810	—	209,527	—
Gain on sale of real estate, net	187,766	26,104	285,338	163,624
Depreciable real estate reserves and impairment	—	(6,627)	(5,696)	(6,627)
Net income	415,534	20,677	528,813	214,418
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(22,683)	(802)	(28,489)	(10,073)
Noncontrolling interests in other partnerships	915	(414)	2,454	(1,145)
Preferred units distributions	(1,823)	(1,864)	(5,492)	(6,883)
Net income attributable to SL Green	391,943	17,597	497,286	196,317
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net income attributable to SL Green common stockholders	$388,205	$13,859	$486,073	$185,104

Basic earnings per share	$5.77	$0.19	$7.08	$2.51
Diluted earnings per share	$5.75	$0.19	$7.04	$2.50

Basic weighted average common shares outstanding	66,840	70,943	68,275	73,373
Diluted weighted average common shares and common share equivalents outstanding	71,487	75,414	73,087	77,937

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$415,534	$20,677	$528,813	$214,418
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	6,615	6,099	6,565	(48,227)
Increase (decrease) in unrealized value of marketable securities	66	389	314	(2,152)
Other comprehensive income (loss)	6,681	6,488	6,879	(50,379)
Comprehensive income	422,215	27,165	535,692	164,039
Net income attributable to noncontrolling interests and preferred units distributions	(23,591)	(3,080)	(31,527)	(18,101)
Other comprehensive (income) loss attributable to noncontrolling interests	(415)	(317)	(229)	2,664
Comprehensive income attributable to SL Green	$398,209	$23,768	$503,936	$148,602

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	68,508	$716	$3,862,949	$(124,049)	$(67,247)	$1,015,462	$26,032	$4,935,795
Net income (loss)							105,343	(1,539)	103,804
Other comprehensive income						384			384
Preferred dividends							(7,475)		(7,475)
DRSPP proceeds		7		467					467
Reallocation of noncontrolling interest in the Operating Partnership							(32,475)		(32,475)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		112	2	14,317					14,319
Repurchases of common stock		(2,781)	(28)	(177,972)			(20,887)		(198,887)
Contributions to consolidated joint venture interests								305	305
Cash distributions to noncontrolling interests								(173)	(173)
Issuance of special dividend paid primarily in stock		2,034		123,529					123,529
Cash distributions declared ($1.820 per common share, none of which represented a return of capital for federal income tax purposes)							(125,836)		(125,836)
Balance at June 30, 2021	$221,932	67,880	$690	$3,823,290	$(124,049)	$(66,863)	$934,132	$24,625	$4,813,757
Net income (loss)							391,943	(915)	391,028
Other comprehensive income						6,266			6,266
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		2		146					146
Reallocation of noncontrolling interest in the Operating Partnership							15,230		15,230
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(1)		7,932					7,932
Repurchases of common stock		(1,016)	(10)	(57,249)			(20,698)		(77,957)
Contributions to consolidated joint venture interests								5	5
Sale of interest in partially owned entity								(4,476)	(4,476)
Cash distributions to noncontrolling interests								(5,230)	(5,230)
Issuance of special dividend paid primarily in stock					(2,111)		2,111		—
Cash distributions declared ($0.910 per common share, none of which represented a return of capital for federal income tax purposes)							(60,748)		(60,748)
Balance at September 30, 2021	$221,932	66,865	$680	$3,774,119	$(126,160)	$(60,597)	$1,258,232	$14,009	$5,082,215

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	76,956	$803	$4,286,395	$(124,049)	$(28,485)	$1,084,719	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326							(39,184)		(39,184)
Balance at January 1, 2020	$221,932	76,956	$803	$4,286,395	$(124,049)	$(28,485)	$1,045,535	$75,883	$5,478,014
Net income							178,720	730	179,450
Acquisition of subsidiary interest from noncontrolling interest				(3,123)				1,587	(1,536)
Other comprehensive loss						(53,886)			(53,886)
Preferred dividends							(7,475)		(7,475)
DRSPP proceeds		6		364					364
Conversion of units in the Operating Partnership for common stock		98	1	8,743					8,744
Reallocation of noncontrolling interest in the Operating Partnership							31,144		31,144
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(32)	—	13,493					13,493
Repurchases of common stock		(5,442)	(56)	(283,981)			(76,831)		(360,868)
Contributions to consolidated joint venture interests								8,186	8,186
Cash distributions to noncontrolling interests								(596)	(596)
Cash distributions declared ($1.214 per common share, none of which represented a return of capital for federal income tax purposes)							(89,272)		(89,272)
Balance at June 30, 2020	$221,932	71,586	$748	$4,021,891	$(124,049)	$(82,371)	$1,081,821	$85,790	$5,205,762
Net income							17,597	414	18,011
Other comprehensive income						6,171			6,171
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		4		202					202
Conversion of units in the Operating Partnership for common stock		—	—	—					—
Reallocation of noncontrolling interest in the Operating Partnership							4,109		4,109
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		3	—	7,543					7,543
Repurchases of common stock		(624)	(7)	(31,120)			—		(31,127)
Contributions to consolidated joint venture interests								4,219	4,219
Cash distributions to noncontrolling interests								(12,530)	(12,530)
Cash distributions declared ($0.911 per common share, none of which represented a return of capital for federal income tax purposes)							(64,617)		(64,617)
Balance at September 30, 2020	$221,932	70,969	$741	$3,998,516	$(124,049)	$(76,200)	$1,035,172	$77,893	$5,134,005

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$528,813	$214,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,039	265,048
Equity in net loss from unconsolidated joint ventures	31,321	15,445
Distributions of cumulative earnings from unconsolidated joint ventures	719	576
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	5,438	—
Purchase price and other fair value adjustments	(209,527)	—
Depreciable real estate reserves and impairment	5,696	6,627
Gain on sale of real estate, net	(285,338)	(163,624)
Loan loss reserves and other investment reserves, net of recoveries	—	27,018
Deferred rents receivable	(6,963)	(3,459)
Non-cash lease expense	11,670	9,735
Other non-cash adjustments	27,868	14,874
Changes in operating assets and liabilities:
Tenant and other receivables	(11,827)	(43,069)
Related party receivables	(4,626)	4,195
Deferred lease costs	(1,267)	(12,472)
Other assets	(118)	(55,301)
Accounts payable, accrued expenses, other liabilities and security deposits	(54,009)	43,256
Deferred revenue	7,412	13,206
Lease liability - operating leases	(33,289)	(8,530)
Net cash provided by operating activities	191,012	327,943
Investing Activities
Acquisitions of real estate property	(152,791)	(86,846)
Additions to land, buildings and improvements	(208,380)	(281,651)
Investments in unconsolidated joint ventures	(76,471)	(39,724)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	749,997	104,300
Net proceeds from disposition of real estate/joint venture interest	541,268	333,037
Cash assumed from consolidation of real estate investment	9,475	—
Proceeds from sale or redemption of marketable securities	4,528	—
Purchases of marketable securities	(10,000)	—
Other investments	2,401	(3,921)
Origination of debt and preferred equity investments	(83,924)	(353,797)
Repayments or redemption of debt and preferred equity investments	110,774	703,625
Net cash provided by investing activities	886,877	375,023

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2021	2020

Financing Activities
Proceeds from mortgages and other loans payable	31,219	1,128,775
Repayments of mortgages and other loans payable	(372,300)	(710,352)
Proceeds from revolving credit facility and unsecured notes	925,000	1,275,000
Repayments of revolving credit facility and unsecured notes	(1,165,000)	(1,575,000)
Proceeds from stock options exercised and DRSPP issuance	613	566
Repurchase of common stock	(280,623)	(381,992)
Redemption of preferred stock	(3,631)	(82,750)
Redemption of OP units	(13,930)	(18,913)
Distributions to noncontrolling interests in other partnerships	(5,403)	(13,126)
Contributions from noncontrolling interests in other partnerships	310	12,404
Acquisition of subsidiary interest from noncontrolling interest	—	(1,536)
Distributions to noncontrolling interests in the Operating Partnership	(11,882)	(8,857)
Dividends paid on common and preferred stock	(205,131)	(224,147)
Tax withholdings related to restricted share awards	(2,989)	(4,752)
Deferred loan costs	(570)	(34,687)
Principal payments of on financing lease liabilities	(434)	(580)
Net cash used in financing activities	(1,104,751)	(639,947)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,862)	63,019
Cash, cash equivalents, and restricted cash at beginning of year	372,795	241,430
Cash, cash equivalents, and restricted cash at end of period	$345,933	$304,449

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$—	$8,744
Redemption of units in the Operating Partnership for a joint venture sale	27,586	—
Exchange of preferred equity investment for real estate or equity in joint venture	—	119,467
Exchange of debt investment for real estate or equity in joint venture	9,468	104,211
Assumption of mortgage loan	60,000	—
Issuance of special dividend paid primarily in stock	121,418	—
Tenant improvements and capital expenditures payable	16,684	11,993
Fair value adjustment to noncontrolling interest in the Operating Partnership	17,245	35,253
Consolidation of real estate investment	119,444	—
Deconsolidation of a subsidiary	66,837	—
Deconsolidation of a subsidiary mortgage	510,000	5,593
Reversal of assets held for sale	—	391,664
Extinguishment of debt in connection with property dispositions	53,548	—
Mortgages assumed in connection with sale of real estate	—	250,000
Seller financed purchases	—	100,000
Debt and preferred equity investments	8,372	4,638
Removal of fully depreciated commercial real estate properties	7,030	7,906
Distributions to noncontrolling interests	358	—

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2021	2020
Share repurchase payable	3,779	10,003
Sale of interest in partially owned entity	4,476	—
Recognition of sales-type leases and related lease liabilities	—	114,974
Recognition of right of use assets and related lease liabilities	115,812	57,500
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$257,941	$221,404
Restricted cash	87,992	83,045
Total cash, cash equivalents, and restricted cash	$345,933	$304,449
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,489,101	$1,315,832
Building and improvements	3,828,052	4,168,193
Building leasehold and improvements	1,649,796	1,448,134
Right of use asset - financing leases	27,445	55,711
Right of use asset - operating leases	498,416	367,209
	7,492,810	7,355,079
Less: accumulated depreciation	(1,904,465)	(1,956,077)
	5,588,345	5,399,002
Cash and cash equivalents	257,941	266,059
Restricted cash	87,992	106,736
Investments in marketable securities	34,428	28,570
Tenant and other receivables	44,964	44,507
Related party receivables	35,674	34,657
Deferred rents receivable	254,277	302,791
Debt and preferred equity investments, net of discounts and deferred origination fees of $6,494 and $11,232 and allowances of $6,630 and $13,213 in 2021 and 2020, respectively	1,052,110	1,076,542
Investments in unconsolidated joint ventures	3,028,084	3,823,322
Deferred costs, net	124,637	177,168
Other assets	347,407	448,213
Total assets (1)	$10,855,859	$11,707,567
Liabilities
Mortgages and other loans payable, net	$1,422,287	$1,979,972
Revolving credit facility, net	216,902	105,262
Unsecured term loans, net	1,496,583	1,495,275
Unsecured notes, net	899,118	1,248,219
Accrued interest payable	20,777	14,825
Other liabilities	157,375	302,798
Accounts payable and accrued expenses	137,946	151,309
Deferred revenue	120,567	118,572
Lease liability - financing leases	125,168	152,521
Lease liability - operating leases	437,357	339,458
Dividend and distributions payable	23,958	149,294
Security deposits	54,366	53,836
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,212,404	6,211,341
Commitments and contingencies
Limited partner interests in SLGOP (3,888 and 3,939 limited partner common units outstanding at September 30, 2021 and December 31, 2020, respectively)	362,737	358,262
Preferred units	198,503	202,169

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2021 and December 31, 2020	221,932	221,932
SL Green partners' capital (707 and 724 general partner common units and 66,158 and 67,784 limited partner common units outstanding at September 30, 2021 and December 31, 2020, respectively)	4,906,871	4,755,078
Accumulated other comprehensive loss	(60,597)	(67,247)
Total SLGOP partners' capital	5,068,206	4,909,763
Noncontrolling interests in other partnerships	14,009	26,032
Total capital	5,082,215	4,935,795
Total liabilities and capital	$10,855,859	$11,707,567

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $316.0 million and $41.2 million of land, $341.2 million and $57.9 million of building and improvements, $2.0 million and $2.0 million of building and leasehold improvements, $53.2 million and $37.8 million of right of use assets, $18.5 million and $10.3 million of accumulated depreciation, $293.8 million and $289.5 million of other assets included in other line items, $450.1 million and $94.0 million of real estate debt, net, $1.3 million and $0.7 million of accrued interest payable, $45.4 million and $29.9 million of lease liabilities, and $24.9 million and $56.6 million of other liabilities included in other line items as of September 30, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental revenue, net	$155,363	$195,515	$528,063	$614,032
Investment income	20,072	22,988	59,452	101,464
Other income	29,766	31,341	61,895	102,350
Total revenues	205,201	249,844	649,410	817,846
Expenses
Operating expenses, including related party expenses of $3,563 and $8,827 in 2021 and $2,801 and $9,289 in 2020	40,684	45,910	126,851	140,673
Real estate taxes	32,139	43,522	121,318	131,805
Operating lease rent	6,557	6,973	20,003	22,171
Interest expense, net of interest income	14,807	23,536	57,155	91,100
Amortization of deferred financing costs	2,345	3,151	9,505	8,312
Depreciation and amortization	49,277	92,516	169,534	256,736
Loan loss and other investment reserves, net of recoveries	—	8,957	—	27,018
Transaction related costs	190	45	215	483
Marketing, general and administrative	23,477	23,602	68,426	66,682
Total expenses	169,476	248,212	573,007	744,980

Equity in net loss from unconsolidated joint ventures	(15,487)	(432)	(31,321)	(15,445)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(1,280)	—	(5,438)	—
Purchase price and other fair value adjustments	208,810	—	209,527	—
Gain on sale of real estate, net	187,766	26,104	285,338	163,624
Depreciable real estate reserves and impairment	—	(6,627)	(5,696)	(6,627)
Net income	415,534	20,677	528,813	214,418
Net income attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	915	(414)	2,454	(1,145)
Preferred units distributions	(1,823)	(1,864)	(5,492)	(6,883)
Net income attributable to SLGOP	414,626	18,399	525,775	206,390
Perpetual preferred unit distributions	(3,738)	(3,738)	(11,213)	(11,213)
Net income attributable to SLGOP common unitholders	$410,888	$14,661	$514,562	$195,177

Basic earnings per unit	$5.77	$0.19	$7.08	$2.51
Diluted earnings per unit	$5.75	$0.19	$7.04	$2.50

Basic weighted average common units outstanding	70,674	74,972	72,299	77,496
Diluted weighted average common units and common unit equivalents outstanding	71,487	75,414	73,087	77,937

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$415,534	$20,677	$528,813	$214,418
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	6,615	6,099	6,565	(48,227)
Increase (decrease) in unrealized value of marketable securities	66	389	314	(2,152)
Other comprehensive income (loss)	6,681	6,488	6,879	(50,379)
Comprehensive income	422,215	27,165	535,692	164,039
Net loss (income) attributable to noncontrolling interests	915	(414)	2,454	(1,145)
Other comprehensive (income) loss attributable to noncontrolling interests	(415)	(317)	(229)	2,664
Comprehensive income attributable to SLGOP	$422,715	$26,434	$537,917	$165,558

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	68,508	$4,755,078	$(67,247)	$26,032	$4,935,795
Net income (loss)			105,343		(1,539)	103,804
Other comprehensive income				384		384
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		7	467			467
Reallocation of noncontrolling interests in the operating partnership			(32,475)			(32,475)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		112	14,319			14,319
Repurchases of common units		(2,781)	(198,887)			(198,887)
Contribution to consolidated joint venture interests					305	305
Cash distributions to noncontrolling interests					(173)	(173)
Issuance of special distribution paid primarily in units		2,034	123,529			123,529
Cash distributions declared ($1.820 per common unit, none of which represented a return of capital for federal income tax purposes)			(125,836)			(125,836)
Balance at June 30, 2021	$221,932	67,880	$4,634,063	$(66,863)	$24,625	$4,813,757
Net income (loss)			391,943		(915)	391,028
Other comprehensive income				6,266		6,266
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		2	146			146
Reallocation of noncontrolling interests in the operating partnership			15,230			15,230
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(1)	7,932			7,932
Repurchases of common units		(1,016)	(77,957)			(77,957)
Contribution to consolidated joint venture interests					5	5
Sale of interest in partially owned entity					(4,476)	(4,476)
Cash distributions to noncontrolling interests					(5,230)	(5,230)
Issuance of special distribution paid primarily in units			—			—
Cash distributions declared ($0.910 per common unit, none of which represented a return of capital for federal income tax purposes)			(60,748)			(60,748)
Balance at September 30, 2021	$221,932	66,865	$4,906,871	$(60,597)	$14,009	$5,082,215

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	76,956	$5,247,868	$(28,485)	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326			(39,184)			(39,184)
Balance at January 1, 2020	$221,932	76,956	$5,208,684	$(28,485)	$75,883	$5,478,014
Net income (loss)			178,720		730	179,450
Acquisition of subsidiary interest from noncontrolling interest			(3,123)		1,587	(1,536)
Other comprehensive loss				(53,886)		(53,886)
Preferred distributions			(7,475)			(7,475)
DRSPP proceeds		6	364			364
Conversion of common units		98	8,744			8,744
Reallocation of noncontrolling interests in the operating partnership			31,144			31,144
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(32)	13,493			13,493
Repurchases of common stock		(5,442)	(360,868)			(360,868)
Contribution to consolidated joint venture interests					8,186	8,186
Cash distributions to noncontrolling interests					(596)	(596)
Cash distributions declared ($1.214 per common unit, none of which represented a return of capital for federal income tax purposes)			(89,272)			(89,272)
Balance at June 30, 2020	$221,932	71,586	$4,980,411	$(82,371)	$85,790	$5,205,762
Net income			17,597		414	18,011
Other comprehensive income				6,171		6,171
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		4	202			202
Conversion of common units		—	—			—
Reallocation of noncontrolling interests in the operating partnership			4,109			4,109
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		3	7,543			7,543
Repurchases of common stock		(624)	(31,127)			(31,127)
Contribution to consolidated joint venture interests					4,219	4,219
Cash distributions to noncontrolling interests					(12,530)	(12,530)
Cash distributions declared ($0.911 per common unit, none of which represented a return of capital for federal income tax purposes)			(64,617)			(64,617)
Balance at September 30, 2020	$221,932	70,969	$4,910,380	$(76,200)	$77,893	$5,134,005

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$528,813	$214,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,039	265,048
Equity in net loss from unconsolidated joint ventures	31,321	15,445
Distributions of cumulative earnings from unconsolidated joint ventures	719	576
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	5,438	—
Purchase price and other fair value adjustments	(209,527)	—
Depreciable real estate reserves and impairment	5,696	6,627
Gain on sale of real estate, net	(285,338)	(163,624)
Loan loss reserves and other investment reserves, net of recoveries	—	27,018
Deferred rents receivable	(6,963)	(3,459)
Non-cash lease expense	11,670	9,735
Other non-cash adjustments	27,868	14,874
Changes in operating assets and liabilities:
Tenant and other receivables	(11,827)	(43,069)
Related party receivables	(4,626)	4,195
Deferred lease costs	(1,267)	(12,472)
Other assets	(118)	(55,301)
Accounts payable, accrued expenses, other liabilities and security deposits	(54,009)	43,256
Deferred revenue	7,412	13,206
Lease liability - operating leases	(33,289)	(8,530)
Net cash provided by operating activities	191,012	327,943
Investing Activities
Acquisitions of real estate property	(152,791)	(86,846)
Additions to land, buildings and improvements	(208,380)	(281,651)
Investments in unconsolidated joint ventures	(76,471)	(39,724)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	749,997	104,300
Net proceeds from disposition of real estate/joint venture interest	541,268	333,037
Cash assumed from consolidation of real estate investment	9,475	—
Proceeds from sale or redemption of marketable securities	4,528	—
Purchases of marketable securities	(10,000)	—
Other investments	2,401	(3,921)
Origination of debt and preferred equity investments	(83,924)	(353,797)
Repayments or redemption of debt and preferred equity investments	110,774	703,625
Net cash provided by investing activities	886,877	375,023
Financing Activities
Proceeds from mortgages and other loans payable	31,219	1,128,775
Repayments of mortgages and other loans payable	(372,300)	(710,352)
Proceeds from revolving credit facility and unsecured notes	925,000	1,275,000
Repayments of revolving credit facility and unsecured notes	(1,165,000)	(1,575,000)
Proceeds from stock options exercised and DRSPP issuance	613	566
Repurchase of common units	(280,623)	(381,992)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Redemption of preferred units	(3,631)	(82,750)
Redemption of OP units	(13,930)	(18,913)
Distributions to noncontrolling interests in other partnerships	(5,403)	(13,126)
Contributions from noncontrolling interests in other partnerships	310	12,404
Acquisition of subsidiary interest from noncontrolling interest	—	(1,536)
Distributions paid on common and preferred units	(217,013)	(233,004)
Tax withholdings related to restricted share awards	(2,989)	(4,752)
Deferred loan costs	(570)	(34,687)
Principal payments of on financing lease liabilities	(434)	(580)
Net cash used in financing activities	(1,104,751)	(639,947)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,862)	63,019
Cash, cash equivalents, and restricted cash at beginning of year	372,795	241,430
Cash, cash equivalents, and restricted cash at end of period	$345,933	$304,449

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$—	$8,744
Redemption of units in the Operating Partnership for a joint venture sale	27,586	—
Exchange of preferred equity investment for real estate or equity in joint venture	—	119,467
Exchange of debt investment for real estate or equity in joint venture	9,468	104,211
Assumption of mortgage loan	60,000	—
Issuance of special distribution paid primarily in units	121,418	—
Tenant improvements and capital expenditures payable	16,684	11,993
Fair value adjustment to noncontrolling interest in the Operating Partnership	17,245	35,253
Consolidation of real estate investment	119,444	—
Deconsolidation of a subsidiary	66,837	—
Deconsolidation of a subsidiary mortgage	510,000	5,593
Reversal of assets held for sale	—	391,664
Extinguishment of debt in connection with property dispositions	53,548	—
Mortgages assumed in connection with sale of real estate	—	250,000
Seller financed purchases	—	100,000
Debt and preferred equity investments	8,372	4,638
Removal of fully depreciated commercial real estate properties	7,030	7,906
Distributions to noncontrolling interests	358	—
Share repurchase payable	3,779	10,003
Sale of interest in partially owned entity	4,476	—
Recognition of sales-type leases and related lease liabilities	—	114,974
Recognition of right of use assets and related lease liabilities	115,812	57,500

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$257,941	$221,404
Restricted cash	87,992	83,045
Total cash, cash equivalents, and restricted cash	$345,933	$304,449

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2021
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2021, noncontrolling investors held, in the aggregate, a 5.50% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
As of September 30, 2021, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated		Unconsolidated		Total
Location	Property Type		Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office		14	8,499,045	10	12,004,183	24	20,503,228	92.5%
	Retail		2	17,888	9	301,996	11	319,884	94.8%
	Development/Redevelopment	(1)	8	2,538,284	3	3,275,508	11	5,813,792	N/A
	Fee Interest		1	7,684	—	—	1	7,684	N/A
			25	11,062,901	22	15,581,687	47	26,644,588	92.5%
Suburban	Office		7	862,800	—	—	7	862,800	80.5%
Total commercial properties			32	11,925,701	22	15,581,687	54	27,507,388	92.0%
Residential:
Manhattan	Residential		1	82,250	6	445,934	7	528,184	95.6%
Total portfolio			33	12,007,951	28	16,027,621	61	28,035,572	92.1%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
As of September 30, 2021, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.1 billion, excluding less than $0.1 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2021 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2020 of the Company and the Operating Partnership.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
Subsequent Events
In October 2021, the Company closed on the sale of 590 Fifth Avenue for a gross sales price of $103.0 million.
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
September 30, 2021
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
For the three and nine months ended September 30, 2021, we recognized a reduction of rental revenue of ($0.3 million) and ($4.0 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the three and nine months ended September 30, 2020, we recognized $1.6 million and $4.5 million, respectively, of additional rental revenue for the amortization of aggregate below-market leases in excess of above-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Identified intangible assets (included in other assets):
Gross amount	$226,709	$215,673
Accumulated amortization	(191,758)	(190,523)
Net (1)	$34,951	$25,150
Identified intangible liabilities (included in deferred revenue):
Gross amount	$225,029	$241,409
Accumulated amortization	(218,371)	(230,479)
Net (1)	$6,658	$10,930
(1) As of September 30, 2021 and December 31, 2020, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale or liabilities related to assets held for sale.
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of September 30, 2021, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326. We account for our equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
As of September 30, 2021 and December 31, 2020, we held the following marketable securities (in thousands):

	September 30, 2021	December 31, 2020
Commercial mortgage-backed securities	$24,355	$28,570
Total marketable securities available-for-sale	$24,355	$28,570

Equity marketable securities	$10,073	$—
Total investment in marketable securities	$34,428	$28,570
The cost basis of the commercial mortgage-backed securities was $23.0 million and $27.5 million as of September 30, 2021 and December 31, 2020, respectively. These securities mature at various times through 2035. All securities were in an unrealized gain position as of September 30, 2021 and December 31, 2020 except for one security, which had an unrealized loss of $0.5 million and a fair market value of $7.2 million as of September 30, 2021, and an unrealized loss of $0.7 million and a fair value of $7.0 million as December 31, 2020. This marketable security was in a continuous unrealized loss position for more than 12 months as of September 30, 2021 and less than 12 months as of December 31, 2020. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases.
We held equity marketable securities as of September 30, 2021 and no equity marketable securities as of December 31, 2020. We recognized $2.0 million and $0.1 million of unrealized gains for the three and nine months ended September 30, 2021, respectively.
We did not dispose of any debt or equity marketable securities during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we received aggregate net proceeds of $4.5 million from the repayment of one debt marketable security. During the three and nine months ended September 30, 2020, we did not dispose of or receive repayment of any debt or equity marketable securities.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2021.
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
September 30, 2021
(unaudited)

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
September 30, 2021
(unaudited)
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
September 30, 2021
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
During the three months ended September 30, 2021, we recorded no Federal, state and local tax provision. During the nine months ended September 30, 2021, we recorded a Federal, state and local tax provision of $1.5 million. During the three months ended September 30, 2020, we recorded no Federal, state and local provision. During the nine months ended September 30, 2020 we recorded a Federal, state and local provision of $2.0 million.
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
September 30, 2021
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area. The tenants located in our buildings operate in various industries. Other than one tenant, Viacom CBS Inc., which accounted for 6.3% of our share of annualized cash rent as of September 30, 2021, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, as of September 30, 2021.
For the three months ended September 30, 2021, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended September 30, 2021
11 Madison Avenue	10.5%
420 Lexington Ave (Graybar)	8.0%
1515 Broadway	7.9%
1185 Avenue of the Americas	7.6%
280 Park Avenue	6.5%
919 Third Avenue	5.2%
485 Lexington Avenue	5.1%
555 West 57th Street	5.1%
100 Church Street	5.0%
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
September 30, 2021
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
3. Property Acquisitions
The following table summarizes the properties acquired during the nine months ended September 30, 2021:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
885 Third Avenue (1)	January 2021	Fee Interest	625,000	$387.9
461 Fifth Avenue (2)	June 2021	Fee Interest	200,000	28.0
1591-1597 Broadway (3)	September 2021	Fee Interest	7,684	121.0
690 Madison Avenue (4)	September 2021	Fee Interest	7,848	72.2
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
(2)In April 2021, the Company exercised its option to acquire the fee interest in the property from the ground lessor and the Company acquired the fee interest in June 2021. The Company held the leasehold interest in the property prior to exercising its option.
(3)A third party has asserted ownership rights to the fee, which the Company is contesting.
(4)In September 2021, the Company was the successful bidder for the fee interest in 690 Madison Avenue at the foreclosure of the asset. The property previously served as collateral for a debt and preferred equity investment. We recorded the assets acquired and liabilities assumed at fair value. See Note 5, "Debt and Preferred Equity Investments" and Note 16, "Fair Value Measurements."

4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of September 30, 2021, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties disposed of during the nine months ended September 30, 2021:

Property	Disposition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)	Gain (Loss) (in millions) (1)
712 Madison Avenue (2)	January 2021	Fee Interest	6,600	$43.0	$(1.4)
133 Greene Street (3)	February 2021	Fee Interest	6,425	15.8	0.2
106 Spring Street (3)	March 2021	Fee Interest	5,928	35.0	(2.8)
635-641 Sixth Avenue	June 2021	Fee Interest	267,000	325.0	99.4
220 East 42nd Street (4)	July 2021	Fee Interest	1,135,000	783.5	175.1
(1)The gains (losses) on sale are net of $11.7 million of employee compensation accrued in connection with the realization of the investment gains during the nine months ended September 30, 2021. Additionally, the amounts do not include adjustments for expenses recorded in subsequent periods.
(2)Disposition resulted from the buyer exercising its purchase option under a ground lease arrangement.
(3)In the first quarter of 2021, the property was foreclosed by the lender.
(4)In July 2021, the Company sold a 49% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of the 51.0% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $206.8 million, which is reflected in the Company's consolidated statements of operations within Purchase price and other fair value adjustments. See Note 6, "Investments in Unconsolidated Joint Venture."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Balance at beginning of year (1)	$1,076,542	$1,580,306
Debt investment originations/fundings/accretion (2)	104,358	389,300
Preferred equity investment originations/accretion (2)	9,823	167,042
Redemptions/sales/syndications/equity ownership/amortization (3)	(145,196)	(1,048,643)
Net change in loan loss reserves	6,583	(11,463)
Balance at end of period (1)	$1,052,110	$1,076,542
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in Other assets and Other liabilities on the consolidated balance sheets.
Below is a summary of our debt and preferred equity investments as of September 30, 2021 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Weighted Average Yield at End of Period	Maturity (1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$17,995	$18,241	L + 3.50%	$1,250	$1,250	3.50%	$19,245	$—	6.57%	2021 - 2022
Mezzanine Debt	263,499	264,778	L + 4.95% - 12.97%	499,757	510,116	2.90% - 14.30%	763,256	4,637,210	6.53%	2021 - 2029
Preferred Equity	—	—	—	269,609	270,850	6.50% - 11.00%	269,609	1,962,750	9.90%	2022 - 2027
Balance at end of period	$281,494	$283,019		$770,616	$782,216		$1,052,110	$6,599,960
(1)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
The following table is a rollforward of our total allowance for loan losses for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Balance at beginning of year	$13,213	$1,750
Cumulative adjustment upon adoption of ASC 326	—	27,803
Current period provision for loan loss	—	20,693
Write-offs charged against the allowance(1)	(6,583)	(37,033)
Balance at end of period(2)	$6,630	$13,213
(1)Includes $0.3 million and $19.0 million of charges recorded against investments that were sold during the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. These charges are included in loan loss and other investment reserves, net of recoveries, in our consolidated statements of operations for the year ended December 31, 2020.
(2)As of September 30, 2021, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $225.4 million.

As of September 30, 2021 and December 31, 2020, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of one investment with a carrying value, net of reserves, of $6.8 million, as discussed in the Debt Investments table further below.
No other financing receivables were 90 days past due as of September 30, 2021 and December 31, 2020 with the exception of a $27.7 million financing receivable included in Other assets, which was put on non-accrual in August 2018 as a result of an interest default.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)

The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of September 30, 2021 and December 31, 2020 (dollars in thousands):

Risk Rating	September 30, 2021	December 31, 2020
1 - Low Risk Assets - Low probability of loss	$693,139	$695,035
2 - Watch List Assets - Higher potential for loss	352,081	365,167
3 - High Risk Assets - Loss more likely than not	6,890	16,340
	$1,052,110	$1,076,542
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of September 30, 2021 (dollars in thousands):

	As of September 30, 2021
Risk Rating	2021(1)	2020(1)	2019(1)	Prior(1)	Total
1 - Low Risk Assets - Low probability of loss	$64,515	$276,930	$57,230	$294,464	$693,139
2 - Watch List Assets - Higher potential for loss	—	—	253,096	98,985	352,081
3 - High Risk Assets - Loss more likely than not	—	—	—	6,890	6,890
	$64,515	$276,930	$310,326	$400,339	$1,052,110
(1) Year in which the investment was originated or acquired by us or in which a material modification occurred.
We have determined that we have one portfolio segment of financing receivables as of September 30, 2021 and December 31, 2020 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $50.3 million and $66.2 million as of September 30, 2021 and December 31, 2020, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the three and nine months ended September 30, 2021. The Company recorded no provision and $6.3 million for loan losses related to these financing receivables for three and nine months ended September 30, 2020, respectively. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms with the exception of one financing receivable, which was put on nonaccrual in August 2018, that has a risk rating of 3 and a carrying value as of September 30, 2021 of $2.5 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
Debt Investments
    As of September 30, 2021 and December 31, 2020, we held the following debt investments with an aggregate weighted average current yield of 6.53% as of September 30, 2021 (dollars in thousands):

Loan Type	September 30, 2021 Future Funding Obligations	September 30, 2021 Senior Financing	September 30, 2021 Carrying Value (1)	December 31, 2020 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Mezzanine Loan (3)	$—	$—	$56,250	$56,244	October 2021
Mezzanine Loan	—	280,000	42,889	41,057	August 2022
Mezzanine Loan (4)	—	370,642	225,367	225,204	June 2023
Mezzanine Loan	—	272,659	64,515	—	June 2023
Mezzanine Loan (5a)(6)	—	105,000	13,366	13,366	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan (7)	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Junior Mortgage	—	—	—	32,888
Mezzanine Loan	—	—	—	3,500
Total fixed rate	$—	$2,921,051	$507,637	$477,509
Floating Rate Investments:
Mezzanine Loan	—	275,000	49,996	49,956	April 2022
Mezzanine Loan	5,209	179,763	37,230	35,318	July 2022
Mezzanine Loan (5b)	—	1,115,000	132,249	127,915	March 2022
Mezzanine Loan	4,268	54,000	7,697	6,958	May 2022
Mortgage and Mezzanine Loan	30,437	—	27,729	14,011	December 2022
Mezzanine Loan	47,497	92,396	26,594	19,889	May 2023
Junior Mortgage Participation/Mezzanine Loan (8)	—	—	—	15,733
Mezzanine Loan	—	—	—	29,106
Mortgage Loan	—	—	—	53,574
Total floating rate	$87,411	$1,716,159	$281,495	$352,460
Allowance for loan loss	—	—	(6,630)	(13,213)
Total	$87,411	$4,637,210	$782,502	$816,756
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any unexercised extension options.
(3)In November 2021, this loan was extended to December 2021.
(4)This loan was put on non-accrual in July 2020 and remains on non-accrual as of September 30, 2021. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower.
(5)Carrying value is net of the following amounts that were sold or syndicated, which are included in Other assets and Other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $12.0 million, and (b) $0.4 million.
(6)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of September 30, 2021. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower. Additionally, we determined the borrower entity to be a VIE which we are not the primary beneficiary.
(7)On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. The Company will be contesting the filing, on the basis that the filing was done in bad faith and in violation of HNA's agreements with the Company.
(8)In September 2021, the Company was the successful bidder for the fee interest in 690 Madison Avenue at the foreclosure of the asset, at which time the Company's outstanding principal and accrued interest balance were credited to our equity investment in the property. See Note 3, "Property Acquisitions" and Note 16, "Fair Value Measurements."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
Preferred Equity Investments
As of September 30, 2021 and December 31, 2020, we held the following preferred equity investments with an aggregate weighted average current yield of 9.90% as of September 30, 2021 (dollars in thousands):

Type	September 30, 2021 Future Funding Obligations	September 30, 2021 Senior Financing	September 30, 2021 Carrying Value (1)	December 31, 2020 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity (3)	$—	$1,712,750	$159,218	$154,691	June 2022
Preferred Equity	—	250,000	110,390	105,095	February 2027
Total Preferred Equity	$—	$1,962,750	$269,608	$259,786
Allowance for loan loss	—	—	—	—
Total	$—	$1,962,750	$269,608	$259,786
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual maturity, excluding any unexercised extension options.
(3)On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. The Company will be contesting the filing, on the basis that the filing was done in bad faith and in violation of HNA's agreements with the Company.

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2021, the book value of these investments was $3.0 billion, net of investments with negative book values totaling $100.2 million for which we have an implicit commitment to fund future capital needs.
As of September 30, 2021, 800 Third Avenue, 21 East 66th Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. As of December 31, 2020, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, and certain properties within the Stonehenge Portfolio were VIEs in which we were not the primary beneficiary. Our net equity investment in these VIEs was $87.4 million and $134.0 million as of September 30, 2021 and December 31, 2020, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
The table below provides general information on each of our joint ventures as of September 30, 2021:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Wharton Properties/Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor/Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street (3)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue (4)	Wharton Properties	50.00%	50.00%	69,214
121 Greene Street	Wharton Properties	50.00%	50.00%	7,131
Stonehenge Portfolio	Various	Various	Various	1,439,016
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza (5)	RXR Realty / New York REIT	24.95%	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218
15 Beekman (6)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.30%	36.30%	12,946
One Madison Avenue (7)	National Pension Service of Korea/Hines Interest LP	50.50%	50.50%	1,048,700
220 East 42nd Street (8)	A fund managed by Meritz Alternative Investment Management	51.00%	51.00%	1,135,000
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of September 30, 2021. Changes in ownership or economic interests within the current year are disclosed in the notes below.
(2)The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.
(3)We hold a 32.28% interest in three retail units and one residential unit at the property and a 16.14% interest in two residential units at the property.
(4)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(5)In May 2021, the Company and RXR Realty jointly acquired the 1.2% interest in the property previously held by a private investor. This resulted in an increase in the Company's ownership interest of 0.6%.
(6)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(7)In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million in 2020 and a fair value adjustment of $2.7 million during the nine months ended September 30, 2021. The fair value of our investment was determined by the terms of the joint venture agreement. The partners have committed aggregate equity to the project totaling no less than $492.2 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 49.5%. As of September 30, 2021, the total of the two partners' ownership interests based on equity contributed was 9.0%.
(8)In July 2021, the Company sold a 49% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of the 51.0% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $206.8 million during the three and nine months ended September 30, 2021. The fair value of our investment was determined by the terms of the joint venture agreement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures disposed of during the nine months ended September 30, 2021:

Property	Ownership Interest Disposed	Disposition Date	Gross Asset Valuation (in millions)	(Loss) Gain on Sale (in millions) (1) (2)
885 Third Avenue (3)	N/A	January 2021	N/A	N/A
55 West 46th Street - Tower 46	25.0%	March 2021	$275.0	$(15.2)
605 West 42nd Street - Sky	20.0%	June 2021	858.1	8.9
400 East 57th Street (4)	41.0%	September 2021	133.5	(1.0)
(1)Represents the Company's share of the gain or loss.
(2)The (losses) gains on sale are net of $1.4 million of employee compensation accrued in connection with the realization of the investment gains during the nine months ended September 30, 2021. Additionally, the amounts do not include adjustments for expenses recorded in subsequent periods.
(3)In January 2021, pursuant to the partnership documents of our 885 Third Avenue investment, certain participating rights of the common member expired. As a result, it was determined that we are the primary beneficiary of the VIE and the investment was consolidated in our financial statements. See Note 3, "Property Acquisitions."
(4)Prior to the close of the transaction and in connection with the contract we entered into to sell the property in April 2021, we recorded a charge of $5.7 million, which is included in Depreciable real estate reserves and impairment in the consolidated statements of operations.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of September 30, 2021 and December 31, 2020, respectively, are as follows (dollars in thousands):

Property	Economic Interest (1)	Current Maturity Date	Final Maturity Date (2)	Interest Rate (3)		September 30, 2021	December 31, 2020
Fixed Rate Debt:
717 Fifth Avenue (mortgage)	10.92%	July 2022	July 2022		4.45%	$300,000	$300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022	October 2022		4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022	October 2022		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	April 2028		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	June 2023		5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	806,627	820,607
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	177,000
Worldwide Plaza	24.95%	November 2027	November 2027		3.98%	1,200,000	1,200,000
One Vanderbilt Avenue	71.01%	July 2031	July 2031		2.95%	3,000,000	—
Stonehenge Portfolio (4)	Various	Various	Various		3.50%	195,685	195,899
400 East 57th Street						—	97,024
885 Third Avenue						—	272,000
Total fixed rate debt						$8,221,640	$5,604,858
Floating Rate Debt:
1552 Broadway (5)	50.00%	October 2021	October 2022	L+	2.65%	$195,000	$195,000
2 Herald Square (5)	51.00%	November 2021	November 2023	L+	1.45%	214,500	214,500
11 West 34th Street	30.00%	January 2022	January 2023	L+	1.45%	23,000	23,000
280 Park Avenue (6)	50.00%	September 2022	September 2024	L+	1.73%	1,200,000	1,200,000
121 Greene Street	50.00%	November 2022	November 2022	L+	2.00%	13,367	15,000
220 East 42nd Street	51.00%	June 2023	June 2025	L+	2.75%	510,000	—
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)

Property	Economic Interest (1)	Current Maturity Date	Final Maturity Date (2)	Interest Rate (3)		September 30, 2021	December 31, 2020
100 Park Avenue	49.90%	December 2023	December 2025	L+	2.25%	360,000	360,000
15 Beekman (7)	20.00%	January 2024	July 2025	L+	1.50%	32,687	11,212
10 East 53rd Street	55.00%	February 2025	February 2025	L+	1.35%	220,000	220,000
One Madison Avenue (8)	50.50%	November 2025	November 2026	L+	3.35%	106,049	—
21 East 66th Street	32.28%	June 2033	June 2033	T+	2.75%	643	677
One Vanderbilt Avenue						—	1,210,329
605 West 42nd Street						—	550,000
55 West 46th Street						—	192,524
Total floating rate debt						$2,940,796	$4,257,792
Total joint venture mortgages and other loans payable						$11,162,436	$9,862,650
Deferred financing costs, net						(139,427)	(113,446)
Total joint venture mortgages and other loans payable, net						$11,023,009	$9,749,204
(1)Economic interest represents the Company's interests in the joint venture as of September 30, 2021. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(3)Interest rates as of September 30, 2021, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR ("L") or 1-year Treasury ("T").
(4)Comprised of three mortgages totaling $132.4 million that mature in April 2028 and two mortgages totaling $63.5 million that mature in July 2029.
(5)In October 2021, the maturity date of this loan was extended by one year.
(6)In September 2021, the maturity date of this loan was extended by one year.
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

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $5.3 million and $12.0 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2021, respectively. We earned $2.2 million and $6.1 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2020, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets (1)
Commercial real estate property, net	$14,720,722	$16,143,880
Cash and restricted cash	791,702	357,076
Tenant and other receivables, related party receivables, and deferred rents receivable	506,129	403,883
Other assets	1,840,483	2,001,612
Total assets	$17,859,036	$18,906,451
Liabilities and equity (1)
Mortgages and other loans payable, net	$11,023,009	$9,749,204
Deferred revenue	1,216,079	1,341,571
Lease liabilities	982,309	1,002,563
Other liabilities	308,300	464,107
Equity	4,329,339	6,349,006
Total liabilities and equity	$17,859,036	$18,906,451
Company's investments in unconsolidated joint ventures	$3,028,084	$3,823,322

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
(1)At September 30, 2021, $429.2 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$314,288	$292,929	$905,017	$846,967
Operating expenses	54,157	44,650	142,800	131,578
Real estate taxes	58,367	56,459	166,974	161,566
Operating lease rent	5,644	6,385	16,931	18,947
Interest expense, net of interest income	90,710	79,723	248,588	245,685
Amortization of deferred financing costs	10,661	5,575	24,249	15,197
Depreciation and amortization	119,537	103,262	351,372	300,700
Total expenses	339,076	296,054	950,914	873,673
Loss on early extinguishment of debt	(1,158)	—	(2,484)	—
Net loss before gain on sale	$(25,946)	$(3,125)	$(48,381)	$(26,706)
Company's equity in net loss from unconsolidated joint ventures	$(15,487)	$(432)	$(31,321)	$(15,445)
7. Deferred Costs
Deferred costs as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred leasing costs	$401,826	$447,002
Less: accumulated amortization	(277,189)	(269,834)
Deferred costs, net	$124,637	$177,168

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of September 30, 2021 and December 31, 2020, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		September 30, 2021	December 31, 2020
Fixed Rate Debt:
100 Church Street	July 2022	July 2022		4.68%	$201,405	$204,875
420 Lexington Avenue	October 2024	October 2040		3.99%	290,032	294,035
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027	February 2027		3.59%	34,716	34,773
Total fixed rate debt					$1,076,153	$1,083,683
Floating Rate Debt:
185 Broadway (4)	November 2021	November 2023	L+	2.85%	$189,699	$158,478
609 Fifth Avenue	March 2022	March 2025	L+	2.95%	52,882	57,651
719 Seventh Avenue	September 2023	September 2023	L+	1.20%	50,000	50,000
690 Madison Avenue	July 2024	July 2025	L+	1.00%	60,000	—
220 East 42nd Street (5)					—	510,000
133 Greene Street					—	15,523
106 Spring Street					—	38,025
FHLB Facility					—	10,000
FHLB Facility					—	15,000
FHLB Facility					—	35,000
712 Madison Avenue					—	28,000
2017 Master Repurchase Agreement (6)					—	—
Total floating rate debt					$352,581	$917,677
Total mortgages and other loans payable					$1,428,734	$2,001,360
Deferred financing costs, net of amortization					(6,447)	(21,388)
Total mortgages and other loans payable, net					$1,422,287	$1,979,972
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of September 30, 2021, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.
(3)The loan is comprised of a $33.9 million mortgage loan and $0.9 million mezzanine loan with a fixed interest rate of 350 basis points and 700 basis points, respectively, for the first five years and is prepayable without penalty at the end of fifth year.
(4)This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three year term with two one year extension options. In October 2021, an extension option was exercised, and the maturity date of this loan was extended by one year. Advances under the loan are subject to incurred costs and funded equity requirements.
(5)In July 2021, the Company sold a 49% interest in the property. See Note 4, "Property Dispositions."
(6)In June 2021, we exercised a one year extension option which extended the maturity date to June 2022. As of September 30, 2021, there was no outstanding balance on the $400 million facility.
As of September 30, 2021 and December 31, 2020, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $2.1 billion and $2.5 billion, respectively.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)

Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of September 30, 2021, there have been no margin calls on the 2017 MRA.
In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and is scheduled to mature in June 2022. As of September 30, 2021, the facility had no outstanding balance.
9. Corporate Indebtedness
2017 Credit Facility
In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of September 30, 2021, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2021, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of September 30, 2021, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2021, the facility fee was 20 basis points.
As of September 30, 2021, we had $2.0 million of outstanding letters of credit, $220.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the 2017 credit facility. As of September 30, 2021 and December 31, 2020, the revolving credit facility had a carrying value of $216.9 million and $105.3 million, respectively, net of deferred financing costs. As of September 30, 2021 and December 31, 2020, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility. The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2021 and December 31, 2020, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2021 Unpaid Principal Balance	September 30, 2021 Accreted Balance	December 31, 2020 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
October 5, 2017 (2)	$500,000	$499,885	$499,803	3.25%	5	October 2022
November 15, 2012 (3)	300,000	301,275	302,086	4.50%	10	December 2022
December 17, 2015 (4)	100,000	100,000	100,000	4.27%	10	December 2025
August 7, 2018	—	—	350,000	—%	3	August 2021
	$900,000	$901,160	$1,251,889
Deferred financing costs, net		(2,042)	(3,670)
	$900,000	$899,118	$1,248,219
(1)Interest rate as of September 30, 2021, taking into account interest rate hedges in effect during the period.
(2)Issued by the Operating Partnership with the Company as the guarantor.
(3)In October 2017, the Company and the Operating Partnership as co-obligors issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334% of par.
(4)Issued by the Company and the Operating Partnership as co-obligors.
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2021 and December 31, 2020, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2017 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2021, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Mortgages and Other Loans Payable	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2021	$2,744	$189,699	$—	$—	$—	$—	$192,443	$209,672
2022	8,754	250,666	—	—	—	800,000	1,059,420	227,056
2023	6,583	50,000	220,000	1,300,000	—	—	1,576,583	750,696
2024	5,268	332,750	—	200,000	—	—	538,018	623,047
2025	812	—	—	—	—	100,000	100,812	1,436,027
Thereafter	911	580,547	—	—	100,000	—	681,458	2,543,144
	$25,072	$1,403,662	$220,000	$1,500,000	$100,000	$900,000	$4,148,734	$5,789,642
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense before capitalized interest	$34,054	$42,595	$112,423	$144,345
Interest on financing leases	1,229	2,198	4,215	6,010
Interest capitalized	(20,141)	(20,677)	(58,395)	(57,528)
Interest income	(335)	(580)	(1,088)	(1,727)
Interest expense, net	$14,807	$23,536	$57,155	$91,100
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates, who provide services to certain properties owned by us, are partially owned by Gary Green, a son of Stephen L. Green, who serves as a member and as the chairman emeritus of our Board of Directors. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from the profit participation, which is included in Other income on the consolidated statements of operations, was $0.4 million and $1.1 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $1.1 million for the three and nine months ended September 30, 2020, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $3.8 million and $9.4 million for the three and nine months ended September 30, 2021, respectively, and $3.0 million and $9.7 million for the three and nine months ended September 30, 2020, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
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
One Vanderbilt Lease
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three and nine months ended September 30, 2021, we recorded $0.7 million and $1.6 million, respectively, of rent expense under the lease, which is included in Marketing, general and administrative in the consolidated statements of operations. See Note 19, “Commitments and Contingencies.”
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Due from joint ventures	$26,896	$27,006
Other	8,778	7,651
Related party receivables	$35,674	$34,657
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2021 and December 31, 2020, the noncontrolling interest unit holders owned 5.50%, or 3,888,034 units, and 5.44%, or 3,938,823 units, of the Operating Partnership, respectively, inclusive of retroactive adjustments to reflect the reverse stock split effectuated by SL Green in January 2021. As of September 30, 2021, 3,888,034 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Balance at beginning of period	$358,262	$409,862
Distributions	(11,882)	(12,652)
Issuance of common units	11,910	12,018
Redemption and conversion of common units	(41,516)	(36,085)
Net income	28,489	20,016
Accumulated other comprehensive loss allocation	229	(2,299)
Fair value adjustment	17,245	(32,598)
Balance at end of period	$362,737	$358,262
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of September 30, 2021:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	3.50%	109,161	109,161	109,161	$35.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	70.0000	1,000.00	29.12	January 2007
Series G (5)	4.50%	1,902,000	1,902,000	718,697	1.1250	25.00	88.50	January 2012
Series K	3.50%	700,000	563,954	341,677	0.8750	25.00	134.67	August 2014
Series L	4.00%	500,000	378,634	372,634	1.0000	25.00	—	August 2014
Series M	3.75%	1,600,000	1,600,000	96,357	0.9375	25.00	—	February 2015
Series P	4.00%	200,000	200,000	200,000	1.0000	25.00	—	July 2015
Series Q	3.50%	268,000	268,000	268,000	0.8750	25.00	148.95	July 2015
Series R	3.50%	400,000	400,000	400,000	0.8750	25.00	154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	1.0000	25.00	—	August 2015
Series V	3.50%	40,000	40,000	40,000	0.8750	25.00	—	May 2019
Series W (6)	(6)	1	1	1	(6)	(6)	(6)	January 2020
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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of September 30, 2021, no Subsidiary Series B Preferred Units have been issued.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
Below is a summary of the activity relating to the preferred units in the Operating Partnership for the nine months ended September 30, 2021 and the twelve months ended December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Balance at beginning of period	$202,169	$283,285
Issuance of preferred units	—	—
Redemption of preferred units	(3,631)	(82,750)
Dividends paid on preferred units	(5,077)	(6,163)
Accrued dividends on preferred units	5,042	7,797
Balance at end of period	$198,503	$202,169
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2021, 66,865,416 shares of common stock and no shares of excess stock were issued and outstanding.
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
September 30, 2021
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
As of September 30, 2021, share repurchases, excluding the redemption of OP units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,105,881	$104.61	8,105,881
Year ended 2018	9,468,617	$99.03	17,574,498
Year ended 2019	4,465,857	$86.06	22,040,355
Year Ended 2020	8,529,279	$62.39	30,569,634
Nine months ended September 30, 2021	3,797,082	$72.89	34,366,716
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock issued	2,004	4,086	9,038	9,604
Dividend reinvestments/stock purchases under the DRSPP	$146	$202	$613	$566
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
SL Green's earnings per share for the three and nine months ended September 30, 2021 and 2020 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2021	2020	2021	2020
Basic Earnings:
Net income attributable to SL Green common stockholders	$388,205	$13,859	$486,073	$185,104
Less: distributed earnings allocated to participating securities	(363)	(333)	(1,090)	(777)
Less: undistributed earnings allocated to participating securities	(1,942)	—	(1,736)	(141)
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$385,900	$13,526	$483,247	$184,186
Add back: dilutive effect of earnings allocated to participating securities	363	333	1,090	777
Add back: undistributed earnings allocated to participating securities	1,942	—	1,736	141
Add back: effect of dilutive securities (redemption of units to common shares)	22,683	802	28,489	10,073
Net income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$410,888	$14,661	$514,562	$195,177

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2021	2020	2021	2020
Basic Shares:
Weighted average common stock outstanding	66,840	70,943	68,275	73,373
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	3,834	4,029	4,024	4,123
Stock-based compensation plans	813	442	684	441
Contingently issuable shares from special dividend declared December 4, 2020 and issued January 15, 2021	—	—	104	—
Diluted weighted average common stock outstanding	71,487	75,414	73,087	77,937
The Company has excluded 969,631 and 1,032,243 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2021, respectively, as they were anti-dilutive. The Company has excluded 2,071,169 and 1,728,767 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2020, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at September 30, 2021 owned 66,865,416 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
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
Limited Partner Units
As of September 30, 2021, limited partners other than SL Green owned 5.50%, or 3,888,034 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2021 and 2020, respectively, are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2021	2020	2021	2020
Basic Earnings:
Net income attributable to SLGOP common unitholders	$410,888	$14,661	$514,562	$195,177
Less: distributed earnings allocated to participating securities	(363)	(333)	(1,090)	(777)
Less: undistributed earnings allocated to participating securities	(1,942)	—	(1,736)	(141)
Net income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$408,583	$14,328	$511,736	$194,259
Add back: dilutive effect of earnings allocated to participating securities	363	333	1,090	777
Add back: undistributed earnings allocated to participating securities	1,942	—	1,736	141
Net income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$410,888	$14,661	$514,562	$195,177

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2021	2020	2021	2020
Basic units:
Weighted average common units outstanding	70,674	74,972	72,299	77,496
Effect of Dilutive Securities:
Stock-based compensation plans	813	442	684	441
Contingently issuable units from special distribution declared December 4, 2020 and issued January 15, 2021	—	—	104	—
Diluted weighted average common units outstanding	71,487	75,414	73,087	77,937
The Operating Partnership has excluded 969,631 and 1,032,243 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2021, respectively, as they were anti-dilutive. The Operating Partnership has excluded 2,071,169 and 1,728,767 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2020, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2021, 1.4 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
There were no options granted during the nine months ended September 30, 2021 or the year ended December 31, 2020.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
A summary of the status of the Company's stock options as of September 30, 2021 and December 31, 2020, and changes during the nine months ended September 30, 2021 and year ended December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	784,995	$102.62	1,007,665	$105.35
Granted	—	—	—	—
Exercised	—	—	—	—
Lapsed or canceled	(68,015)	100.95	(222,670)	114.97
Balance at end of period	716,980	$102.77	784,995	$102.62
Options exercisable at end of period	716,980	$102.77	782,022	$102.62
The remaining weighted average contractual life of the options outstanding was 1.6 years and the remaining average contractual life of the options exercisable was 1.6 years.
During the three and nine months ended September 30, 2021, we recognized no compensation expense related to options. During the three and nine months ended September 30, 2020, we recognized compensation expense related to options of $0.00 million and $0.03 million, respectively. As of September 30, 2021, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of September 30, 2021 and December 31, 2020 and changes during the nine months ended September 30, 2021 and the year ended December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020
Balance at beginning of period	3,439,674	3,465,347
Granted	145,845	8,959
Canceled	(19,236)	(34,632)
Balance at end of period	3,566,283	3,439,674
Vested during the period	126,515	128,891
Compensation expense recorded	$6,339,292	$10,895,459
Total fair value of restricted stock granted during the period	$9,214,531	$734,315
The fair value of restricted stock that vested during the nine months ended September 30, 2021 and the year ended December 31, 2020 was $11.3 million and $12.5 million, respectively. As of September 30, 2021, there was $9.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $45.1 million and $37.0 million as of September 30, 2021 and December 31, 2020, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2021, there was $51.2 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.7 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
During the three and nine months ended September 30, 2021, we recorded compensation expense related to bonus, time-based and performance based awards of $9.1 million and $27.3 million, respectively. During the three and nine months ended September 30, 2020, we recorded compensation expense related to bonus, time-based and performance based awards of $6.4 million and $20.4 million, respectively.
For the three and nine months ended September 30, 2021, $0.5 million and $1.6 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and nine months ended September 30, 2020, $0.6 million and $1.7 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the nine months ended September 30, 2021, 22,413 phantom stock units and 12,226 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.1 million and $2.2 million during the three and nine months ended September 30, 2021, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.1 million during the three and nine months ended September 30, 2020, respectively, related to the Deferred Compensation Plan.
As of September 30, 2021, there were 163,189 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2021, 169,802 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component as of September 30, 2021 (in thousands):

	Net unrealized loss on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2020	$(57,415)	$(10,853)	$1,021	$(67,247)
Other comprehensive loss before reclassifications	7,032	(19,453)	294	(12,127)
Amounts reclassified from accumulated other comprehensive loss	12,619	6,158	—	18,777
Balance at September 30, 2021	$(37,764)	$(24,148)	$1,315	$(60,597)
(1)Amount reclassified from accumulated other comprehensive loss is included in interest expense in the respective consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instruments, was $(0.6) million and $(0.5) million, respectively.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$24,355	$—	$24,355	$—
Interest rate cap and swap agreements (included in Other assets)	97	—	97	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$40,737	$—	$40,737	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$28,570	$—	$28,570	$—
Interest rate cap and swap agreements (included in Other assets)	28	—	28	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$61,217	$—	$61,217	$—
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
In July 2021, the Company sold a 49% interest in its 220 East 42nd Street investment, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of the 51.0% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $206.8 million during the nine months ended September 30, 2021. The fair value of our investment was determined by the terms of the joint venture agreement.
In September 2021, the Company was the successful bidder at the foreclosure of 690 Madison Avenue, at which time the Company's outstanding principal and accrued interest balance were credited to our equity investment in the property as it previously served as collateral for a debt and preferred equity investment. We recorded the assets acquired and liabilities assumed at fair value. This fair value was determined using a third party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts, all of which are classified as Level 3 inputs.
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
September 30, 2021
(unaudited)
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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,052,110	(2)	$1,076,542	(2)

Fixed rate debt	$3,577,313	$3,650,924	$3,135,572	$3,237,075
Variable rate debt	572,581	570,601	1,827,677	1,822,740
	$4,149,894	$4,221,525	$4,963,249	$5,059,815
(1)Amounts exclude net deferred financing costs.
(2)As of September 30, 2021, debt and preferred equity investments had an estimated fair value ranging between $0.9 billion and $1.1 billion. As of December 31, 2020, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2021 and December 31, 2020. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
17. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collars and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of September 30, 2021 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$111,869	3.500%	December 2020	November 2021	Other Assets	$—
Interest Rate Swap	200,000	0.138%	February 2021	February 2022	Other Liabilities	(27)
Interest Rate Swap	100,000	0.136%	February 2021	February 2022	Other Liabilities	(13)
Interest Rate Cap	85,000	4.000%	March 2021	March 2022	Other Assets	—
Interest Rate Swap	100,000	0.212%	January 2021	January 2023	Other Assets	11
Interest Rate Swap	400,000	0.160%	February 2021	February 2023	Other Assets	86
Interest Rate Swap	200,000	1.131%	July 2016	July 2023	Other Liabilities	(3,108)
Interest Rate Swap	100,000	1.161%	July 2016	July 2023	Other Liabilities	(1,609)
Interest Rate Swap	150,000	2.696%	January 2019	January 2024	Other Liabilities	(7,840)
Interest Rate Swap	150,000	2.721%	January 2019	January 2026	Other Liabilities	(11,990)
Interest Rate Swap	200,000	2.740%	January 2019	January 2026	Other Liabilities	(16,150)
						$(40,640)
No gains or losses on the changes in the fair values were included in interest expense in the consolidated statements of operations during the three and nine months ended September 30, 2021 or 2020.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2021, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $41.9 million. As of September 30, 2021, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $42.4 million as of September 30, 2021.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $16.3 million of the current balance held in accumulated other comprehensive loss will be reclassified int interest expense and $4.1 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2021 and 2020, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2021	2020		2021	2020
Interest Rate Swaps/Caps	$(450)	$(318)	Interest expense	$(4,416)	$(5,162)
Share of unconsolidated joint ventures' derivative instruments	(143)	(199)	Equity in net loss from unconsolidated joint ventures	(2,792)	(1,454)
	$(593)	$(517)		$(7,208)	$(6,616)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2021	2020		2021	2020
Interest Rate Swaps/Caps	$7,305	$(52,808)	Interest expense	$(13,359)	$(9,610)
Share of unconsolidated joint ventures' derivative instruments	(20,641)	(8,375)	Equity in net loss from unconsolidated joint ventures	(6,542)	(3,347)
	$(13,336)	$(61,183)		$(19,901)	$(12,957)
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of September 30, 2021 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$1,075,000	2.850%	September 2021	September 2022	Asset	$2
Interest Rate Cap	125,000	2.850%	September 2021	September 2022	Asset	—
Interest Rate Cap	1,250,000	1.250%	November 2020	October 2024	Asset	5,005
Interest Rate Swap	177,000	1.669%	March 2016	February 2026	Liability	(6,190)
						$(1,183)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
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
The components of lease income from operating leases during the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed lease payments	$142,979	$171,866	$473,466	$538,601
Variable lease payments	12,660	21,979	58,634	70,892
Total lease payments (1)	$155,639	$193,845	$532,100	$609,493
Amortization of acquired above and below-market leases	(276)	1,670	(4,037)	4,539
Total rental revenue	$155,363	$195,515	$528,063	$614,032
(1)Amounts include $52.0 million and $175.5 million of sublease income during the three and nine months ended September 30, 2021 and $59.8 million and $180.2 million of sublease income for the three and nine months ended September 30, 2020, respectively.
The components of lease income from sales-type leases during the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss recognized at commencement, net (1)	$—	$(5,973)	$—	$(5,973)
Interest income (2)	1,108	484	3,313	484
Total gain (loss) recognized on sales-type leases	$1,108	$(5,489)	$3,313	$(5,489)
(1)These amounts are included in gain on sale of real estate, net and depreciable real estate reserves and impairment in our consolidated statements of operations.
(2)These amounts are included in other income in our consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
19. Commitments and Contingencies
Legal Proceedings
As of September 30, 2021, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
In September 2021, the Company acquired the fee position in 1591-1597 Broadway. A third party has asserted ownership rights to the fee, which the Company is contesting. See Note 3, "Property Acquisitions."
On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. The Company will be contesting the filing, on the basis that the filing was done in bad faith and in violation of HNA's agreements with the Company. See Note 5, "Debt and Preferred Equity Investments."
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
The table below summarizes our current lease arrangements as of September 30, 2021:

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
(unaudited)
The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of September 30, 2021 (in thousands):

	Financing leases	Operating leases
Remaining 2021	$871	$7,324
2022	3,522	29,386
2023	3,570	29,502
2024	3,641	30,545
2025	3,810	30,772
2026	3,858	30,911
Thereafter	256,692	631,532
Total minimum lease payments	$275,964	$789,972
Amount representing interest	(150,796)	—
Amount discounted using incremental borrowing rate	—	(352,615)
Lease liabilities	$125,168	$437,357
The following table provides lease cost information for the Company's operating leases for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Costs	2021	2020	2021	2020
Operating lease costs before capitalized operating lease costs	$7,567	$7,751	$22,702	$24,486
Operating lease costs capitalized	(1,010)	(778)	(2,699)	(2,315)
Operating lease costs, net (1)	$6,557	$6,973	$20,003	$22,171
(1)This amount is included in operating lease rent in our consolidated statements of operations.
The following table provides lease cost information for the Company's financing leases for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing Lease Costs	2021	2020	2021	2020
Interest on financing leases before capitalized interest	$1,229	$2,198	$4,215	$6,010
Interest on financing leases capitalized	—	(588)	—	(2,378)
Interest on financing leases, net (1)	1,229	1,610	4,215	3,632
Amortization of right-of-use assets (2)	180	304	540	914
Financing lease costs, net	$1,409	$1,914	$4,755	$4,546
(1)These amounts are included in interest expense, net of interest income in our consolidated statements of operations.
(2)These amounts are included in depreciation and amortization in our consolidated statements of operations.
As of September 30, 2021, the weighted-average discount rate used to calculate the lease liabilities was 4.59%. As of September 30, 2021, the weighted-average remaining lease term was 28 years, inclusive of purchase options expected to be exercised.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2021
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
Selected consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and selected asset information as of September 30, 2021 and December 31, 2020, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2021	$185,129	$20,072	$205,201
September 30, 2020	226,856	22,988	249,844
Nine months ended:
September 30, 2021	$589,958	$59,452	$649,410
September 30, 2020	716,382	101,464	817,846
Net income
Three months ended:
September 30, 2021	$398,377	$17,157	$415,534
September 30, 2020	10,097	10,580	20,677
Nine months ended:
September 30, 2021	$478,589	$50,224	$528,813
September 30, 2020	161,388	53,030	214,418
Total assets
As of:
September 30, 2021	$9,761,694	$1,094,165	$10,855,859
December 31, 2020	10,579,899	1,127,668	11,707,567

Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA and the FHLB Facility. Interest is imputed on the investments that do not collateralize the 2017 MRA and the FHLB Facility using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because the use of personnel and resources is dependent on transaction volume between the two segments and varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and nine months ended September 30, 2021, marketing, general and administrative expenses totaled $23.5 million and $68.4 million, respectively. For the three and nine months ended September 30, 2020, marketing, general and administrative expenses totaled $23.6 million and $66.7 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
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
As of September 30, 2021, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated		Unconsolidated		Total
Location	Property Type		Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office		14	8,499,045	10	12,004,183	24	20,503,228	92.5%
	Retail		2	17,888	9	301,996	11	319,884	94.8%
	Development/Redevelopment	(1)	8	2,538,284	3	3,275,508	11	5,813,792	N/A
	Fee Interest		1	7,684	—	—	1	7,684	N/A
			25	11,062,901	22	15,581,687	47	26,644,588	92.5%
Suburban	Office		7	862,800	—	—	7	862,800	80.5%
Total commercial properties			32	11,925,701	22	15,581,687	54	27,507,388	92.0%
Residential:
Manhattan	Residential		1	82,250	6	445,934	7	528,184	95.6%
Total portfolio			33	12,007,951	28	16,027,621	61	28,035,572	92.1%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
As of September 30, 2021, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.1 billion, excluding approximately $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and preferred equity investments line item.
Critical Accounting Policies
Refer to the 2020 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, lease classification, revenue recognition, and debt and preferred equity investments. During the three and nine months ended September 30, 2021, there were no material changes to these policies.

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
Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020
The following comparison for the three months ended September 30, 2021, or 2021, to the three months ended September 30, 2020, or 2020, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2020 and still owned by us in the same manner as of September 30, 2021 (Same-Store Properties totaled 22 of our 33 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2021 and 2020 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2021 and 2020, and
iv.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	$ Change	% Change
Rental revenue	$133.7	$145.5	$(11.8)	(8.1)%	$3.9	$28.1	$17.8	$21.9	$155.4	$195.5	$(40.1)	(20.5)%
Investment income	—	—	—	—%	—	—	20.1	23.0	20.1	23.0	(2.9)	(12.6)%
Other income	2.1	0.4	1.7	425.0%	—	20.8	27.7	10.1	29.8	31.3	(1.5)	(4.8)%
Total revenues	135.8	145.9	(10.1)	(6.9)%	3.9	48.9	65.6	55.0	205.3	249.8	(44.5)	(17.8)%

Property operating expenses	66.2	71.0	(4.8)	(6.8)%	1.6	10.8	11.6	14.6	79.4	96.4	(17.0)	(17.6)%
Transaction related costs	—	—	—	—%	—	—	0.2	—	0.2	—	0.2	100.0%
Marketing, general and administrative	—	—	—	—%	—	—	23.5	23.6	23.5	23.6	(0.1)	(0.4)%
	66.2	71.0	(4.8)	(6.8)%	1.6	10.8	35.3	38.2	103.1	120.0	(16.9)	(14.1)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(17.2)	(26.7)	9.5	(35.6)%
Depreciation and amortization									(49.3)	(92.5)	43.2	(46.7)%
Equity in net loss from unconsolidated joint ventures									(15.5)	(0.4)	(15.1)	3,775.0%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(1.3)	—	(1.3)	100.0%
Purchase price and other fair value adjustments									208.8	—	208.8	100.0%
Gain on sale of real estate, net									187.8	26.1	161.7	619.5%
Depreciable real estate reserves and impairment									—	(6.6)	6.6	(100.0)%
Loan loss and other investment reserves, net of recoveries									—	(9.0)	9.0	(100.0)%
Net income									$415.5	$20.7	$394.8	1,907.2%

Rental Revenue
Rental revenues decreased primarily due to our Disposed Properties ($24.2 million), properties moved into redevelopment ($9.9 million), and a lower contribution from our Same-Store properties ($11.9 million) driven by increased vacancy at 1185 Avenue of the Americas ($7.9 million) and 485 Lexington Avenue ($1.5 million). This was partially offset by increased revenue at 609 Fifth Avenue ($4.3 million) and the addition of 885 Third Avenue to the consolidated portfolio in the first quarter of 2021 ($2.9 million).
The following table presents a summary of the commenced leasing activity for the three months ended September 30, 2021 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,484,703
Properties in redevelopment	(96,090)
Space which became available during the period (3)
• Office	267,332
• Retail	9,830
• Storage	4,487
	281,649
Total space available	1,670,262
Leased space commenced during the period:
• Office(4)	107,535	124,684	$62.82	$61.87	$15.47	4.5	5.6
• Retail	1,277	1,277	$65.78	$86.54	$—	—	3.0
• Storage	4,358	4,774	$23.54	$31.55	$—	1.0	4.2
Total leased space commenced	113,170	130,735	$61.42	$61.22	$14.76	4.3	5.5

Total available space at end of period	1,557,092

Early renewals
• Office	62,160	69,429	$67.68	$73.30	$15.47	3.7	4.9
• Retail	11,396	10,812	$86.65	$85.94	$—	0.8	2.4
Total early renewals	73,556	80,241	$70.24	$75.00	$13.38	3.3	4.6

Total commenced leases, including replaced previous vacancy
• Office		194,113	$64.56	$67.18	$15.47	4.2	5.4
• Retail		12,089	$84.45	$86.00	$—	0.7	2.5
• Storage		4,774	$23.54	$31.55	$—	1.0	4.2
Total commenced leases		210,976	$64.77	$67.95	$14.24	3.9	5.2
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $62.54 per rentable square feet for 79,992 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $64.93 per rentable square feet for 149,421 rentable square feet.

Investment Income
For the three months ended September 30, 2021, investment income decreased primarily as a result of a decrease in the weighted average balance of our debt and preferred equity investments. For the three months ended September 30, 2021, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.1 billion and 7.3%, respectively, as compared to $1.2 billion and 7.0%, respectively, for the three months ended September 30, 2020.
Other Income
Other income decreased primarily due to income, net of legal costs, derived from a legal settlement during the three months ended September 30, 2020 ($20.2 million), offset by an increase in lease termination income from 609 Fifth Avenue ($11.4 million) and an increase in leasing and management fee income during the three months ended September 30, 2021 ($11.9 million) as compared to the same period in 2020 ($4.8 million).
Property Operating Expenses
Property operating expenses decreased primarily due to reduced variable expenses and real estate taxes at our Disposed Properties ($4.6 million and $4.2 million, respectively), including the deconsolidation of 220 East 42nd Street ($4.4 million) as a result of the interest sale during the third quarter of 2021. Further decreases resulted from reduced real estate taxes at our Same-Store and Acquisition Properties ($4.8 million and $2.7 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $23.5 million for the three months ended September 30, 2021, compared to $23.6 million for the same period in 2020.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily due to interest capitalization in connection with properties that are under development ($3.3 million), the deconsolidation of 220 East 42nd Street ($2.6 million), a decrease in interest expense for the 2017 revolving credit facility ($1.8 million) and term loans ($0.4 million) resulting from a decrease in the average LIBOR rate during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and lower interest expense from repayments of $350.0 million of senior unsecured notes in the third quarter of 2021 ($0.8 million). The weighted average consolidated debt balance outstanding was $4.3 billion for the three months ended September 30, 2021, compared to $5.6 billion for the three months ended September 30, 2020. The consolidated weighted average interest rate was 3.06% for the three months ended September 30, 2021, as compared to 2.91% for the three months ended September 30, 2020.
Depreciation and Amortization
Depreciation and amortization decreased primarily due to accelerated depreciation at One Madison Avenue in the third quarter of 2020 related to the property's redevelopment ($34.5 million) and decreased depreciation and amortization at our Disposed Properties ($7.0 million) and Same-Store Properties ($1.8 million).
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased primarily as a result of higher depreciation expense at One Vanderbilt Avenue ($14.8 million), which was put in service during the fourth quarter of 2020.
Equity in net loss on sale of interest in unconsolidated joint venture/real estate x
During the three months ended September 30, 2021, we recognized a loss on sale related to the sale of our interest in 400 East 57th Street ($1.0 million). During the three months ended September 30, 2020, we did not sell any joint venture interests.
Purchase price and other fair value adjustments
During the three months ended September 30, 2021, we recorded a $206.8 million fair value adjustment related to our the 51.0% interest we retained in 220 East 42nd Street, which was deconsolidated when a 49% joint venture interest was sold. During the three months ended September 30, 2020, we did not record any purchase price and other fair value adjustments.
Gain on sale of real estate, net
During the three months ended September 30, 2021, we recognized gains from the sales of a 49% joint venture interest in 220 East 42nd Street ($175.1 million) and the retained interest in 410 Tenth Avenue from when the property was sold in the fourth quarter of 2020 ($12.6 million). During the three months ended September 30, 2020, we recognized gains on sales related to 15 Beekman ($17.7 million) and 400 East 58th Street ($8.3 million).

Depreciable real estate reserves and impairment
During the three months ended September 30, 2021, we did not recognize any depreciable real estate reserves and impairment. During the three months ended September 30, 2020, we recognized depreciable real estate reserves and impairment related to 712 Madison Avenue ($6.6 million).
Loan loss and other investment reserves, net of recoveries
During the three months ended September 30, 2021 we did not recognize any loan loss and other investment reserves. During the three months ended September 30, 2020, we recorded $9.0 million of losses related to certain Debt and Preferred Equity investments that were sold.
Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020
The following comparison for the nine months ended September 30, 2021, or 2021, to the nine months ended September 30, 2020, or 2020, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2020 and still owned by us in the same manner as of September 30, 2021 (Same-Store Properties totaled 22 of our 33 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2021 and 2020 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2021 and 2020, and
iv.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	$ Change	% Change
Rental revenue	$410.3	$434.0	$(23.7)	(5.5)%	$51.0	$100.3	$66.8	$79.7	$528.1	$614.0	$(85.9)	(14.0)%
Investment income	—	—	—	—%	—	—	59.5	101.5	59.5	101.5	(42.0)	(41.4)%
Other income	3.4	11.5	(8.1)	(70.4)%	2.2	20.8	56.3	70.1	61.9	102.4	(40.5)	(39.6)%
Total revenues	413.7	445.5	(31.8)	(7.1)%	53.2	121.1	182.6	251.3	649.5	817.9	(168.4)	(20.6)%

Property operating expenses	201.8	210.4	(8.6)	(4.1)%	16.9	37.0	49.6	47.4	268.3	294.8	(26.5)	(9.0)%
Transaction related costs	—	—	—	—%	—	—	0.2	0.5	0.2	0.5	(0.3)	(60.0)%
Marketing, general and administrative	—	—	—	—%	—	—	68.4	66.7	68.4	66.7	1.7	2.5%
	201.8	210.4	(8.6)	(4.1)%	16.9	37.0	118.2	114.6	336.9	362.0	(25.1)	(6.9)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(66.7)	(99.4)	32.7	(32.9)%
Depreciation and amortization									(169.5)	(256.7)	87.2	(34.0)%
Equity in net loss from unconsolidated joint ventures									(31.3)	(15.4)	(15.9)	103.2%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(5.4)	—	(5.4)	100.0%
Purchase price and other fair value adjustments									209.5	—	209.5	100.0%
Gain on sale of real estate, net									285.3	163.6	121.7	74%
Depreciable real estate reserves and impairment									(5.7)	(6.6)	0.9	(13.6)%
Loan loss and other investment reserves, net of recoveries									—	(27.0)	27.0	(100.0)%
Net income									$528.8	$214.4	$314.4	146.6%

Rental Revenue
Rental revenue decreased primarily due to our Disposed Properties ($49.4 million), properties moved into redevelopment ($32.2 million), and a lower contribution from our Same-Store Properties ($23.7 million) driven by increased vacancy at 1185 Avenue of the Americas ($14.7 million), 485 Lexington Avenue ($4.9 million), and 420 Lexington Avenue ($2.9 million). This was partially offset by the addition of 885 Third Avenue to the consolidated portfolio in the first quarter of 2021 ($23.1 million).
The following table presents a summary of the commenced leasing activity for the nine months ended September 30, 2021 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,717,735
Sold Vacancies	(28,174)
Property in redevelopment	(353,879)
Space which became available during the period (3)
• Office	793,312
• Retail	56,022
• Storage	4,487
	853,821
Total space available	2,189,503
Leased space commenced during the period:
• Office(4)	574,596	622,773	$67.75	$65.29	$68.43	7.0	9.1
• Retail	52,834	54,186	$50.36	$78.82	$8.58	1.6	10.7
• Storage	4,981	5,397	$25.44	$31.55	$—	1.5	4.9
Total leased space commenced	632,411	682,356	$66.04	$66.67	$63.13	6.5	9.2

Total available space at end of period	1,557,092

Early renewals
• Office	307,333	325,410	$68.57	$70.04	$3.60	1.8	2.4
• Retail	50,409	77,042	$96.21	$86.21	$—	0.6	4.4
• Storage	2,248	2,262	$28.09	$28.09	$—	0.5	1.4
Total early renewals	359,990	404,714	$73.60	$72.88	$2.90	1.6	2.8

Total commenced leases, including replaced previous vacancy
• Office		948,183	$68.03	$67.70	$46.18	5.2	6.8
• Retail		131,228	$77.28	$83.52	$3.54	1.0	7.0
• Storage		7,659	$26.22	$30.02	$—	1.2	3.9
Total commenced leases		1,087,070	$68.85	$69.94	$40.71	4.7	6.8
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $61.38 per rentable square feet for 315,977 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $65.03 per rentable square feet for 641,387 rentable square feet.

Investment Income
For the nine months ended September 30, 2021, investment income decreased primarily as a result of a decrease in the weighted average balance and weighted average yield of our debt and preferred equity investments. For the nine months ended September 30, 2021, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.1 billion and 7.1%, respectively, as compared to $1.5 billion and 7.9%, respectively, for the nine months ended September 30, 2020.
Other Income
Other income decreased primarily due to lower lease termination income for the nine months ended September 30, 2021 ($21.3 million) as compared to the same period in 2020 ($49.4 million) and income, net of legal costs, derived from a legal settlement during the three months ended September 30, 2020 ($20.2 million), partially offset by an increase in leasing and management fee income for the nine months ended September 30, 2021 ($10.6 million).
Property Operating Expenses
Property operating expenses decreased primarily due to reduced variable expenses and real estate taxes at our Disposed Properties ($9.4 million and $9.6 million, respectively) and Same-Store Properties ($5.3 million and $2.0 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased to $68.4 million for the nine months ended September 30, 2021, compared to $66.7 million for the same period in 2020 due to an increase in stock-based compensation expense as a result of a higher stock price.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily due to interest capitalization in connection with properties that are under development ($11.7 million) and lower interest expense from the 2017 revolving credit facility ($8.4 million), senior unsecured notes ($7.0 million) and term loans ($5.4 million) resulting from a decrease in the average LIBOR rate during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The weighted average consolidated debt balance outstanding was $5.0 billion for the nine months ended September 30, 2021, compared to $6.0 billion for the nine months ended September 30, 2020. The consolidated weighted average interest rate was 2.91% for the nine months ended September 30, 2021, as compared to 3.11% for the nine months ended September 30, 2020.
Depreciation and Amortization
Depreciation and amortization decreased primarily due to accelerated depreciation at One Madison Avenue related to the redevelopment of the property ($70.2 million) during the nine months ended September 30, 2020 and decreased depreciation and amortization at our Same-Store and Disposed Properties ($11.0 million and $13.5 million, respectively).
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased primarily as a result of higher depreciation expense at One Vanderbilt Avenue ($25.7 million), which was put in service in the fourth quarter of 2020, partially offset by an increase in income from operations at 2 Herald Square ($7.3 million).
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the nine months ended September 30, 2021, we recognized losses on the sales of our interest in 55 West 46th Street ($15.3 million) and 400 East 57th Street ($1.0 million), offset by a gain on the sale of our interest in 605 West 42nd Street ($8.3 million). During the nine months ended September 30, 2020, we did not sell any joint venture interests or properties.
Purchase price and other fair value adjustments
During the nine months ended September 30, 2021, we recorded a $206.8 million fair value adjustment related to the 51.0% interest we retained in 220 East 42nd Street, which was deconsolidated when a 49% joint venture interest was sold. During the nine months ended September 30, 2020, we did not record any purchase price and other fair value adjustments.
Gain on sale of real estate, net
During the nine months ended September 30, 2021, we recognized gains from the sale of 635-641 Sixth Avenue ($99.3 million), 410 Tenth Avenue ($11.6 million), and the sale of a 49% joint venture interest in 220 East 42nd Street ($175.1 million). During the nine months ended September 30, 2020, we recognized gains from the sales of 315 West 33rd

Street ($72.3 million), the retail condominium at 609 Fifth Avenue ($65.4 million), 15 Beekman ($17.7 million) and 400 East 58th Street ($8.3 million).
Depreciable real estate reserves and impairment
During the nine months ended September 30, 2021, we recognized depreciable real estate reserves and impairment related to 400 East 57th Street ($5.7 million). During the nine months ended September 30, 2020, we recognized depreciable real estate reserves and impairment related to 712 Madison Avenue ($6.6 million).
Loan loss and other investment reserves, net of recoveries
During the nine months ended September 30, 2021 we did not record any loan losses. During the nine months ended September 30, 2020 we recorded $12.3 million of losses related to certain debt and preferred equity investments that were sold and $14.7 million of loan loss and other investment reserves in conjunction with recording debt and preferred equity investments and other financing receivables at the net amount expected to be collected.
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
The combined aggregate principal maturities of our property mortgages and other loans payable, Master Repurchase Agreement ("MRA"), corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2021 were as follows (in thousands):

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Property mortgages and other loans	$192,443	$259,420	$56,583	$338,018	$812	$581,458	$1,428,734
MRA	—	—	—	—	—	—	—
Corporate obligations	—	800,000	1,520,000	200,000	100,000	100,000	2,720,000
Joint venture debt-our share	209,672	227,056	750,696	623,047	1,436,027	2,543,144	5,789,642
Total	$402,115	$1,286,476	$2,327,279	$1,161,065	$1,536,839	$3,224,602	$9,938,376
As of September 30, 2021, we had liquidity of $1.6 billion, comprised of $1.3 billion of availability under our revolving credit facility and $0.3 billion of consolidated cash on hand, inclusive of $34.4 million of marketable securities. This liquidity excludes $118.1 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $345.9 million and $304.4 million as of September 30, 2021 and 2020, respectively, representing an increase of $41.5 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$191,012	$327,943	$(136,931)
Net cash provided by investing activities	886,877	375,023	511,854
Net cash used in financing activities	(1,104,751)	(639,947)	(464,804)
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(65,945)
Capital expenditures and capitalized interest	73,271
Joint venture investments	(36,747)
Distributions from joint ventures	645,697
Proceeds from sales of real estate/partial interest in property	208,231
Cash assumed from consolidation of real estate investment	9,475
Debt and preferred equity and other investments	(322,128)
Increase in net cash provided by investing activities	$511,854
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $281.7 million for the nine months ended September 30, 2020 to $208.4 million for the nine months ended September 30, 2021 due to decreased spending on development and redevelopment projects.
We generally fund our investment activity through the sale of real estate, the sale of debt and preferred equity investments, property-level financing, our credit facilities, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.
During the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(1,447,556)
Repayments of our debt obligations	748,052
Net distribution to noncontrolling interests	(7,396)
Other financing activities	41,009
Proceeds from stock options exercised and DRSPP issuance	47
Repurchase of common stock	101,369
Redemption of preferred stock	79,119
Acquisition of subsidiary interest from noncontrolling interest	1,536
Dividends and distributions paid	19,016
Decrease in net cash provided by financing activities	$(464,804)

Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2021, 66,865,416 shares of common stock and no shares of excess stock were issued and outstanding.
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
As of September 30, 2021, share repurchases, excluding the redemption of OP units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,105,881	$104.61	8,105,881
Year ended 2018	9,468,617	$99.03	17,574,498
Year ended 2019	4,465,857	$86.06	22,040,355
Year Ended 2020	8,529,279	$62.39	30,569,634
Nine months ended September 30, 2021	3,797,082	$72.89	34,366,716

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2021 and 2020, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock issued	2,004	4,086	9,038	9,604
Dividend reinvestments/stock purchases under the DRSPP	$146	$202	$613	$566
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of September 30, 2021, 1.4 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the nine months ended September 30, 2021, 22,413 phantom stock units and 12,226 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.1 million and $2.2 million during the three and nine months ended September 30, 2021, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.1 million during the three and nine months ended September 30, 2020, respectively, related to the Deferred Compensation Plan.
As of September 30, 2021, there were 163,189 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2017 credit facility, senior unsecured notes and trust preferred securities outstanding as of September 30, 2021 and December 31, 2020, (amounts in thousands).

Debt Summary:	September 30, 2021	December 31, 2020
Balance
Fixed rate	$1,977,313	$1,985,572
Variable rate—hedged	1,600,000	1,150,000
Total fixed rate	3,577,313	3,135,572
Total variable rate	572,581	1,827,677
Total debt	$4,149,894	$4,963,249

Debt, preferred equity, and other investments subject to variable rate	281,494	345,877
Net exposure to variable rate debt	$291,087	$1,481,800

Percent of Total Debt:
Fixed rate	86.2%	63.2%
Variable rate (1)	13.8%	36.8%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	3.10%	3.65%
Variable rate	2.18%	2.30%
Effective interest rate	3.06%	2.91%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rate, the percent of total debt of our net exposure to variable rate debt was 7.5% and 32.1% as of September 30, 2021 and December 31, 2020, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.08% and 0.14% as of September 30, 2021 and December 31, 2020, respectively). Our consolidated debt as of September 30, 2021 had a weighted average term to maturity of 2.40 years.
Certain of our debt and equity investments and other investments, with carrying values of $0.3 billion as of September 30, 2021 and $0.3 billion at December 31, 2020, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 7.5% and 32.1%, respectively.
2017 Credit Facility
    In November 2017, we entered into an amendment to the credit facility, referred to as the 2017 credit facility, that was originally entered into by the Company in November 2012, or the 2012 credit facility. As of September 30, 2021, the 2017 credit facility consisted of a $1.5 billion revolving credit facility, a $1.3 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of March 31, 2022, March 31, 2023, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to March 31, 2023. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2021, the 2017 credit facility bore interest at a spread over 30-day LIBOR ranging from (i) 82.5 basis points to 155 basis points for loans under the revolving credit facility, (ii) 90 basis points to 175 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.

As of September 30, 2021, the applicable spread was 100 basis points for the revolving credit facility, 110 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2021, the facility fee was 20 basis points.
As of September 30, 2021, we had $2.0 million of outstanding letters of credit, $220.0 million drawn under the revolving credit facility and $1.5 billion outstanding under the term loan facilities, with total undrawn capacity of $1.3 billion under the revolving credit facility. As of September 30, 2021 and December 31, 2020, the revolving credit facility had a carrying value of $216.9 million and $105.3 million, respectively, net of deferred financing costs. As of September 30, 2021 and December 31, 2020, the term loan facilities had a carrying value of $1.5 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2017 credit facility.
The 2017 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2017 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2021 and December 31, 2020, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of September 30, 2021, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $2.2 million and would increase our share of joint venture annual interest cost by $13.9 million. As of September 30, 2021, 26.8% of our $1.1 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $3.6 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of September 30, 2021 bore interest based on a spread of LIBOR plus 100 basis points to LIBOR plus 340 basis points.
Contractual Obligations
Refer to our 2020 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2021.
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

Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2021, we expect to incur $48.0 million of recurring capital expenditures on existing consolidated properties and $47.1 million of development or redevelopment expenditures on existing consolidated properties, of which $2.2 million will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $61.0 million, of which $23.7 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
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
FFO for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to SL Green common stockholders	$388,205	$13,859	$486,073	$185,104
Add:
Depreciation and amortization	49,277	92,516	169,534	256,736
Joint venture depreciation and noncontrolling interest adjustments	61,733	47,884	176,920	149,309
Net income attributable to noncontrolling interests	21,768	1,216	26,035	11,218
Less:
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(1,280)	—	(5,438)	—
Depreciable real estate reserves and impairment	—	(6,627)	(5,696)	(6,627)
Gain on sale of real estate, net	187,766	26,104	285,338	163,624
Purchase price and other fair value adjustments	206,779	—	209,443	—
Depreciation on non-rental real estate assets	754	538	1,953	1,797
Funds from Operations attributable to SL Green common stockholders	$126,964	$135,460	$372,962	$443,573
Cash flows provided by operating activities	$87,748	$103,638	$191,012	$327,943
Cash flows provided by (used in) investing activities	245,356	(28,796)	886,877	375,023
Cash flows used in financing activities	(303,672)	(871,676)	(1,104,751)	(639,947)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2020 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2020.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2021, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
In September 2021, the Company acquired the fee position in 1591-1597 Broadway. A third party has asserted ownership rights to the fee, which the Company is contesting. See Note 3, "Property Acquisitions."
On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. The Company will be contesting the filing, on the basis that the filing was done in bad faith and in violation of HNA's agreements with the Company. See Note 5, "Debt and Preferred Equity Investments."
ITEM 1A. RISK FACTORS
As of September 30, 2021 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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
As of September 30, 2021, share repurchases, excluding the redemption of OP units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	8,105,881	$104.61	8,105,881
Year ended 2018	9,468,617	$99.03	17,574,498
Year ended 2019	4,465,857	$86.06	22,040,355
Year Ended 2020	8,529,279	$62.39	30,569,634
Nine months ended September 30, 2021	3,797,082	$72.89	34,366,716

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

Exhibit No.	Description
31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: November 8, 2021	By:	Matthew J. DiLiberto Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	November 8, 2021
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	November 8, 2021
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	November 8, 2021
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	November 8, 2021
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	November 8, 2021
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	November 8, 2021
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	November 8, 2021
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	November 8, 2021
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	November 8, 2021
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	November 8, 2021
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: November 8, 2021		Matthew J. DiLiberto Chief Financial Officer