Form 10-K
period 2021-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2022-02-18
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 1-13199 (SL Green Realty Corp.)
Commission File Number: 33-167793-02 (SL Green Operating Partnership, L.P.)
______________________________________________________________________
SL GREEN REALTY CORP.
SL GREEN OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)
______________________________________________________________________

SL Green Realty Corp.	Maryland	13-3956775
SL Green Operating Partnership, L.P.	Delaware	13-3960398
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (59,561,158 shares) was $4.9 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2021.
As of February 17, 2022, 64,770,730 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 17, 2022, 689,437 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2022 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of December 31, 2021, the Company owns 94.43% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2021, noncontrolling investors held, in aggregate a 5.57% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

On December 2, 2021 our Board of Directors declared an ordinary dividend of $0.3108 per share ($0.3203 per share reflecting reverse stock split noted below) and a special dividend of $2.4392 per share ($2.5138 per share reflecting reverse stock split noted below) (together, "the Total Dividend"). The Total Dividend was paid on January 18, 2022 to shareholders of record at the close of business on December 15, 2021 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.
To mitigate the dilutive impact of the common stock issued in the special dividend, the Board of Directors also authorized a reverse stock split, which was effective after markets closed on January 21, 2022. On January 10, 2022, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.03060-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1. BUSINESS

General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, engaged in the acquisition, development, repositioning, ownership, management and operation of commercial and residential real estate properties, principally office properties, located in the New York metropolitan area, principally in Manhattan, a borough of New York City. We were formed in June, 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, who serves as a member and the chairman emeritus of the Company's board of directors, had been engaged in the business of owning, managing, leasing, and repositioning office properties in Manhattan.
As of December 31, 2021, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated		Unconsolidated		Total
Location	Property Type		Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office		12	8,180,345	10	12,004,183	22	20,184,528	92.1%
	Retail		2	17,888	9	301,996	11	319,884	91.2%
	Development/Redevelopment	(1)	8	2,538,284	3	3,275,508	11	5,813,792	N/A
	Fee Interest		1	7,684	—	—	1	7,684	N/A
			23	10,744,201	22	15,581,687	45	26,325,888	92.0%
Suburban	Office		7	862,800	—	—	7	862,800	78.9%
Total commercial properties			30	11,607,001	22	15,581,687	52	27,188,688	91.5%
Residential:
Manhattan	Residential		1	82,250	6	445,934	7	528,184	97.0%
Total portfolio			31	11,689,251	28	16,027,621	59	27,716,872	91.6%
(1)The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units. Properties under construction are not included in the calculation of weighted average occupancy.
As of December 31, 2021, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet, and held debt and preferred equity investments with a book value of $1.1 billion, excluding $10.1 million of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and preferred equity investments line item.
Our corporate offices are located in midtown Manhattan at One Vanderbilt Avenue, New York, New York 10017. As of December 31, 2021, we employed 931 employees, 334 of whom were employed in our corporate offices. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2021, we owned 94.59% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns 100% of Management LLC.
In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through the S.L. Green Management Corp, or the Service Corporation, a consolidated variable interest entity. We, through our Operating Partnership, receive substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation is held by an entity owned and controlled by Stephen L. Green, who serves as a member and as the chairman emeritus of the Company's board of directors.
Business and Growth Strategies
SL Green, Manhattan's largest owner of office real estate, is focused primarily on the acquisition, development, repositioning, ownership, management, and operation of Manhattan commercial properties, principally office properties.
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
We are led by a strong, experienced management team that provides a foundation of skills in all aspects of real estate. It is with this team that we have achieved a market leading position in our targeted submarkets.
We seek to enhance the value of our company by executing strategies that include the following:
•Leasing and property management, which capitalizes on our extensive presence and knowledge of the marketplaces in which we operate;
•Acquiring properties and employing our local market skills to reposition these assets to create incremental cash flow and value appreciation;
•Identifying properties well suited for development/redevelopment in order to maximize the value of those properties through development/redevelopment or reconfiguration to match current workplace, retail and housing trends;
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
Through intimate knowledge of our market, we have developed an ability to source transactions with superior risk-adjusted returns by capturing off-market opportunities. In rising markets, we primarily seek to acquire strategic vacancies that provide the opportunity to take advantage of our exceptional leasing and repositioning capabilities to increase cash flow and property value. In stable or falling markets, we primarily target assets featuring credit tenancies with fully escalated in-place rents to provide cash flow stability near-term and the opportunity for increases over time.
We believe that we have many advantages over our competitors in acquiring core and non-core properties, both directly and through our joint venture program that includes a predominance of high-quality institutional investors. Those advantages include: (i) senior management's long-tenured experience leading a full-service, fully integrated real estate company focused, principally, on the Manhattan market; (ii) the ability to offer tax-efficient structures to sellers through the exchange of ownership interests, including units in our Operating Partnership; and (iii) the ability to underwrite and close transactions on an expedited basis even when the transaction involves a complicated structure.
Property Dispositions
We continually evaluate our portfolio to identify those properties that are most likely to meet our long-term earnings and cash flow growth objectives and contribute to increasing portfolio value. Properties that no longer meet our objectives are evaluated for sale or joint venture, to release equity created through management's value enhancement programs or to take advantage of attractive market valuations.
We seek to efficiently deploy the capital proceeds generated from these dispositions into other property acquisitions, development or redevelopment projects or debt and preferred equity investments that we expect will provide enhanced future capital gains and earnings growth opportunities. Management may also elect to utilize the capital proceeds from these dispositions to repurchase shares of our common stock, repay existing indebtedness of the Company or its subsidiaries, or increase cash liquidity.
Property Repositioning
Our extensive knowledge of the market in which we operate and our ability to efficiently plan and execute capital projects provide the expertise to enhance returns by repositioning properties that are underperforming. Many of the properties we own or seek to acquire feature unique architectural design elements or other amenities and characteristics that can be appealing to tenants when fully exploited. Our strategic investment in these properties, combined with our active management and pro-active leasing, provide the opportunity to creatively meet market needs and generate favorable returns.
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
Debt and Preferred Equity Investments
We invest in well-collateralized debt and preferred equity investments in the markets in which we operate, principally New York City, that generate attractive yields. See Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable a highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size, include the following:
•Our typical investments provide high current returns at conservative exposure levels and, in certain cases, the potential for future capital gains. Our expertise and operating capabilities provide both insight and operating skills that mitigate risk.
•In certain instances, these investments may serve as a potential source of real estate acquisitions for us when a borrower seeks an efficient off-market transaction. Ownership knows that we are familiar with the asset through our existing investment, and that we can close more efficiently and quickly than others. Property owners may also provide us the opportunity to consider off-market transactions involving other properties because we have previously provided debt or preferred equity financing to them.

•These investments are concentrated in Manhattan, which helps us gain market insight, awareness of upcoming investment opportunities and foster key relationships that may provide access to future investment opportunities.
Capital Resources
Our objective is to maintain multiple sources of efficient corporate and property level capital. This objective is supported by:
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
Manhattan Office Market Overview
Manhattan is the largest office market in the United States containing more rentable square feet than the next four largest central business district office markets combined. According to Cushman and Wakefield Research Services as of December 31, 2021, Manhattan has a total office inventory of approximately 408.3 million square feet, including approximately 250.6 million square feet in midtown. The properties in our portfolio are primarily concentrated in some of Manhattan's most prominent midtown locations.
While the near-term addition of new supply to the Manhattan office inventory is expected to be nominal relative to the size of the overall market, we view new supply in locations near a variety of transportation options as a positive to the Manhattan office market given the older vintage of the majority of Manhattan’s office inventory and the increasing desire of tenants to occupy new, high quality, efficient office space that provides for easy commutability for their employees.
Leasing activity in Manhattan improved significantly in 2021. According to Cushman and Wakefield Research Services, the total volume of leases signed in Manhattan for the years ended December 31, 2021 and 2020 was 18.6 million and 12.8 million square feet, respectively. Manhattan's diverse tenant base is exemplified by the following tables, which show the percentage of leasing volume attributable to each industry:

	Percent of Manhattan Leasing Volume (1)
Industry	2021	2020
Technology, Advertising, Media, and Information ("TAMI")	33.4%	32.9%
Financial Services	29.9%	29.9%
Retail/Wholesale	7.1%	5.1%
Legal Services	6.9%	11.4%
Professional Services	6.0%	6.6%
Health Services	5.7%	3.1%
Real Estate	4.2%	8.5%
Public Sector	4.2%	1.5%
Other	2.7%	1.0%
(1)Source: Cushman and Wakefield Research Services

General Terms of Leases in the Manhattan Markets
Leases entered into for space in Manhattan typically contain terms that may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in Manhattan is generally seven to fifteen years. Tenants leasing space in excess of 10,000 square feet for an initial term of 10 years or longer often will negotiate an option to extend the term of the lease for one or two renewal periods, typically for a term of five years each. The base rent during the initial term often will provide for agreed-upon periodic increases over the term of the lease. Base rent for renewal terms is most often based upon the then fair market rental value of the premises as of the commencement date of the applicable renewal term (generally determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value), though base rent for a renewal period may be set at 95% of the then fair market rent. Very infrequently, leases may contain termination options whereby a tenant can terminate the lease obligation before the lease expiration date with payment of a penalty together with repayment of the unamortized portion of the landlord's transaction costs (e.g., brokerage commissions, free rent periods, tenant improvement allowances, etc.).
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
The landlord most often supplies electricity either on a sub-metered basis at the landlord's cost plus a fixed percentage or on a rent inclusion basis (i.e., a fixed fee is added to the base rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services, other than electricity, such as heat, air conditioning, freight elevator service during business hours and base building cleaning typically are provided at no additional cost, but are included in the building's operating expenses. The tenant will typically pay additional amounts only for services that exceed base building services or for services that are provided other than during normal business hours.
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
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased for properties owned by us as of December 31, 2021:

	Leased Occupancy as of December 31,
Property	2021	2020
Same-Store office properties - Manhattan (1)	93.0%	94.4%
Manhattan office properties	92.1%	92.4%
Suburban office properties	78.9%	83.3%
Unconsolidated joint venture office properties	95.1%	95.4%
Portfolio (2)	91.6%	91.2%
(1)All office properties located in Manhattan owned by us as of January 1, 2020 and still owned by us in the same manner as of December 31, 2021. Percent Occupied includes leases signed but not yet commenced.
(2)Excludes properties under development.

Market Rent Trajectory
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

	ANNUAL LEASE EXPIRATIONS - MANHATTAN OPERATING PROPERTIES
	Consolidated Properties						Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)	Current Weighted Average Asking Rent $/psf (3)	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)	Current Weighted Average Asking Rent $/psf (3)

2021 (4)	11	37,323	0.50%	$2,203,668	$59.04	$59.69	5	17,866	0.20%	$1,685,838	$94.36	$69.99

1st Quarter 2022	8	55,565	0.70%	$5,242,130	$94.34	$81.11	11	273,505	2.40%	$29,692,787	$108.56	$118.69
2nd Quarter 2022	21	58,667	0.80%	3,900,557	66.49	61.22	3	11,020	0.10%	799,996	72.59	81.11
3rd Quarter 2022	24	146,358	1.90%	10,144,157	69.31	63.55	6	25,157	0.20%	3,067,397	121.93	83.76
4th Quarter 2022	31	312,057	4.10%	27,350,614	87.65	72.61	7	577,355	4.90%	41,439,964	71.78	71.45

Total 2022	84	572,647	7.50%	$46,637,458	$81.44	$69.95	27	887,037	7.60%	$75,000,144	$84.55	$86.49

2023	58	706,527	9.30%	$44,630,604	$63.17	$62.18	21	551,470	4.70%	$48,704,374	$88.32	$73.23
2024	45	363,609	4.80%	24,467,896	67.29	66.27	28	984,857	8.40%	108,249,185	109.91	80.92
2025	46	477,172	6.30%	41,720,517	87.43	69.68	22	384,729	3.30%	35,845,607	93.17	82.90
2026	41	759,359	10.00%	51,482,472	67.80	61.20	28	541,289	4.60%	56,722,611	104.79	94.04
2027	35	550,794	7.20%	43,892,061	79.69	67.85	17	347,082	3.00%	30,892,304	89.01	80.61
2028	22	531,638	7.00%	38,116,759	71.70	66.57	20	215,861	1.80%	22,042,659	102.12	88.69
2029	17	381,630	5.00%	25,053,709	65.65	61.23	11	654,827	5.60%	42,770,221	65.32	74.04
2030	18	799,082	10.50%	53,567,173	67.04	66.03	13	387,802	3.30%	37,649,717	97.08	86.46
Thereafter	60	2,430,737	31.90%	135,699,241	55.83	58.49	46	6,752,975	57.50%	455,808,440	67.50	75.55
	437	7,610,518	100.00%	$507,471,558	$66.68	$63.22	238	11,725,795	100.00%	$915,371,100	$78.06	$78.47
NOTE: Data excludes space currently occupied by SL Green's corporate offices
(1)Tenants may have multiple leases.
(2)Represents in place annualized rent allocated by year of expiration.
(3)Management's estimate of current average asking rents for currently occupied space as of December 31, 2021. Taking rents are typically lower than asking rents and may vary from property to property.
(4)Includes month to month holdover tenants that expired prior to December 31, 2021.

Industry Segments
The Company is a REIT that is engaged in the acquisition, development, repositioning, ownership, management and operation of commercial and residential real estate properties, principally office properties, located in the New York metropolitan area, principally Manhattan, and has two reportable segments: real estate and debt and preferred equity investments. Our industry segments are discussed in Note 21, "Segment Information," in the accompanying consolidated financial statements.
As of December 31, 2021, our real estate portfolio was principally located in one geographical market, Manhattan, a borough of New York City. The Company's primary sources of real estate revenue are tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of cleaning, security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2021, one tenant in our office portfolio, ViacomCBS Inc., contributed 6.3% of our share of annualized cash rent. No other tenant contributed more than 5.0% of our share of annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2021.
As of December 31, 2021, we held debt and preferred equity investments with a book value of $1.1 billion, excluding $10.1 million of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and preferred equity investments line item. As of December 31, 2021, the assets underlying our debt and preferred equity investments were located in New York City. The primary sources of debt and preferred equity revenue are interest and fee income.

Human Capital
Our employees are our most important asset. As we navigated through the challenges of the COVID-19 pandemic, we implemented new employee programs and physical office space enhancements to keep employees healthy, safe, and focused. Through the commitment of our employees, we have remained fully operational for all tenants, including the essential businesses that fill our buildings, and we were among the first employers in New York City to return 100% of our employees to the office in June 2020.
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
Our compensation program is designed to incentivize employees by offering competitive compensation comprised of fixed and variable pay including base salaries and cash bonuses. Many of our employees also receive equity awards that are subject to vesting over a multi-year period based on continued service. We believe these equity awards serve as an additional retention tool for our employees. By cultivating a work culture that prioritizes our people through training, diversity, education, and volunteerism, we have been able to retain a long-tenured staff with 50% of current employees having a tenure of five years or more and a management team that has an average tenure of 19.3 years.
As of December 31, 2021, we employed 931 employees, 334 of whom were employed in our corporate offices. There are currently five collective bargaining agreements which cover the union workforce that services substantially all of our properties.
Climate Change
Our assessment of climate-related issues includes physical risks, transitions risks, and associated opportunities. We believe our sustained focus on Environmental, Social and Governance ("ESG") issues has led to effective risk-management practices that influence strategic decisions.
The Company takes a proactive approach to climate-related risk management throughout the organization. ESG considerations are embedded into our governance structure and management responsibilities, driving our climate-related risk assessment processes and enabling comprehensive risk mitigation responses to be implemented in all relevant business segments across short-term (0-1 year), medium-term (1-15 years), and long-term (15-40 years) time horizons.
With our roots in New York City, we are at the center of one of the world's most ambitious climate legislative environments. Through the Climate Leadership and Community Protection Act signed into law in 2019, New York State mandated the adoption of a net-zero carbon economy statewide by 2050, with a zero-carbon electricity grid by 2040. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050.
The Company has demonstrated a commitment to transparency on climate issues via annual public reporting informed by widely-adopted frameworks, including Global Reporting Initiative ("GRI"), Global Real Estate Benchmark ("GRESB"), Sustainability Accounting Standards Board ("SASB"), and the CDP (formerly the Carbon Disclosure Project). In 2021, the Company released its first Task Force on Climate-related Financial Disclosures ("TCFD") report structured in accordance with the 11 TCFD recommendations covering its climate governance, strategy, management, and metrics. This report, along with the Company's ESG Report, is available under "Reports & Resources" in the "Sustainability" section on our website.
Highlights from 2021
Our significant achievements from 2021 included:
Corporate
•Repurchased 4.5 million shares of our common stock and redeemed $0.6 million units of our Operating Partnership under our $3.5 billion share repurchase program at an average price of $75.73 per share. From program inception through December 31, 2021, we have repurchased a total of 34.1 million shares of our common stock and redeemed $1.7 million units of our Operating Partnership under the program at an average price of $88.96 per share.
•Declared a special dividend of $2.4392 per share, comprised entirely of common stock and authorized a reverse stock split to mitigate the dilutive impact of the special dividend with a ratio of 1.03060-for-1. These transactions were completed in January 2022. All share-related references and measurements in this report including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report.
Leasing
•Signed 159 Manhattan office leases covering approximately 1.9 million square feet. The mark-to-market on signed Manhattan office leases was 2.5% lower in 2021 than the previously fully escalated rents on the same spaces.
•Exceeded 95% leased at One Vanderbilt Avenue as of December 2021 after signing new leases with Flexpoint Ford; Tennor Holding B.V.; UiPath; MSD Partners; Mamoura Holdings (US), LLC; Kyndrel; and Nearwater Management LLC; as well as lease expansions with TD Securities; Carlyle Investment Management, Inc.; InTandem Capital Partners LLC and Sagewind Capital LLC; and Stone Point Capital LLC.
•Signed a lease expansion with Bloomberg LP for 191,207 square feet at 919 Third Avenue.
•Signed a new lease with Mintz, Levin, Cohn, Ferris, Glovsky, and Popeo, PC for 101,394 square feet at 919 Third Avenue.
•Signed a new lease with Chelsea Piers Fitness for 55,780 square feet at One Madison Avenue.
•Signed a lease renewal with Wells Fargo Bank N.A. for 103,803 square feet at 100 Park Avenue.
Acquisitions
•Closed on the acquisition of the fee under 1591-1597 Broadway for a gross purchase price of $121.0 million. A third party has asserted ownership rights to the fee, which the Company is contesting.
•Took possession of 690 Madison Avenue at a gross asset valuation of $72.2 million. This property previously served as collateral for a debt and preferred equity investment and was acquired through a successful bid for the fee interest at the foreclosure of the asset.
•Closed on the acquisition of the fee interest at 461 Fifth Avenue for a gross purchase price of $28.0 million pursuant to a purchase option under a previous ground lease at the property which was terminated as part of the acquisition.
Dispositions
•Closed on the sale of the office and garage condominiums at 110 East 42nd Street for a gross sales price of $117.1 million.
•Entered into an agreement to sell 707 Eleventh Avenue for a gross sales price of $95.0 million. The transaction is expected to close in the first quarter of 2022.
•Together with our partner, entered into an agreement to sell 1080 Amsterdam Avenue for a gross sales price of $42.5 million. Simultaneously, the Company agreed to sell its remaining interests in the Stonehenge portfolio for gross consideration of approximately $1.0 million. The transactions are expected to close in the first quarter of 2022.
•Closed on the sale of a 25% interest in One Madison Avenue for a committed aggregate equity to the project totaling no less than $259.3 million.
•Closed on the sale of 590 Fifth Avenue for a gross sales price of $103.0 million.
•Closed on the sale of 400 East 57th Street for a gross sales price of $133.5 million.
•Closed on the sale of a 49% interest in 220 East 42nd Street for a gross valuation of $790.1 million.
•Closed on the sale of 635-641 Sixth Avenue for a gross sales price of $325.0 million.
•Closed on the sale of our interest in 605 West 42nd Street, also known as "Sky," for a gross valuation of $858.1 million.
•Closed on the sale of the commercial condominium units located at 55 West 46th Street, also known as "Tower 46," for a gross sales price of $275.0 million.
Finance
•Together with our joint venture partners, closed on the $3.0 billion 10-year fixed-rate refinancing of One Vanderbilt Avenue. The new financing carries a stated coupon of 2.855%, equivalent to a rate of 2.947% inclusive of hedging costs, and replaces the previous $1.75 billion construction facility that had an outstanding balance of approximately $1.54 billion at the time of repayment.

•Refinanced, extended and reduced the Company's unsecured corporate credit facility to $2.5 billion. The new facility, which reduced overall borrowing costs, includes a $1.25 billion revolving line of credit and $1.05 billion 5-year funded term loan that both mature in May 2027 as well as a $200 million 7-year funded term loan that was not modified and matures in November 2024.
Debt and Preferred Equity Investments
•Originated and retained, or acquired, $0.2 billion in debt and preferred equity investments, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and recorded $0.2 billion of proceeds from sales, repayments and participations.

ITEM 1A.    RISK FACTORS
The COVID-19 pandemic and health and safety measures intended to reduce its spread could adversely affect our business, results of operations, and financial condition.
The COVID-19 pandemic has caused, and continues to cause, severe disruptions with wide ranging impacts to the global economy and everyday life. We expect that our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations could be materially and adversely affected for at least the duration of the COVID-19 pandemic and likely longer. This could also cause significant volatility in the trading prices of our securities. The extent of the impact of the COVID-19 pandemic will depend on future developments, including the duration, severity and spread of the pandemic (including future variants), health and safety actions taken to contain its spread and how quickly and to what extent normal economic and operating conditions can resume. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in this Annual Report on Form 10-K and our other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
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
•the effect of changes in laws and regulation;
•the ability of debt and equity markets to function and provide liquidity; and
•the ability to mitigate delays or cost increases associated with building materials or construction services necessary for development, redevelopment and tenant improvements.
Declines in the demand for office space in the New York metropolitan area, and in particular midtown Manhattan, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends and distributions to security holders.
A significant majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include some retail properties. As a result of the concentration of our holdings, our business is dependent on the condition of the New York metropolitan area economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York metropolitan area economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service our debt obligations and to pay dividends and distributions to security holders.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2021, approximately 38.0% of the rentable square feet at our consolidated properties and approximately 29.3% of the rentable square feet at our unconsolidated joint venture properties are scheduled to expire by December 31, 2026. As of December 31, 2021, these leases had annualized escalated rent totaling $242.7 million and $428.9 million, respectively. In addition, changes in space utilization by tenants may cause us to incur substantial costs in renovating or redesigning the internal configuration of the relevant property in order to renew or relet space. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service our debt obligations and pay dividends and distributions to security holders could be adversely affected.
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
Our interests in certain properties are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. As of December 31, 2021, the expiration dates of these long-term leases range from 2043 to 2119, including the effect of our unilateral extension rights at each of these properties. Pursuant to the leasehold arrangements, we, as tenant under the long-term leasehold or the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Annualized cash rents, including our share of joint venture annualized cash rents, from properties held through long-term leases or operating sublease interests as of December 31, 2021 totaled $281.9 million, or 22.8%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.
We rely on five large properties for a significant portion of our revenue.
Five of our properties, One Vanderbilt Avenue, 11 Madison Avenue, 420 Lexington Avenue, 1515 Broadway, and 1185 Avenue of the Americas accounted for 39.0% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent, as of December 31, 2021.
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
Giving effect to leases in effect as of December 31, 2021 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 16.5% of our share of Portfolio annualized cash rent, with one tenant, Viacom CBS, Inc., accounting for 6.3% of our share of Portfolio annualized cash rent. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, or economic volatility has a disproportionate impact on our tenants, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
Construction is in progress at our development projects.
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
While only 3.9% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan, we are subject to risks that affect the retail environment generally, including the level of consumer spending and preferences, consumer confidence, electronic retail competition, levels of tourism in Manhattan, and governmental measures aimed at slowing the spread of COVID-19. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.

We are subject to the risk of adverse changes in economic and geopolitical conditions in general and the commercial office markets in particular.
Our business may be affected by volatility in the financial and credit markets and other market, economic, or political challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy and uncertainty in connection with any such changes. Future periods of economic weakness or volatility could result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally and changes in interest rates, may lead lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Specifically, our business may be affected by the following conditions:
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
Some of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than larger businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies creates a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our cash flow and results of operations.
We may suffer adverse consequences if our revenues decline since our operating costs do not decline in proportion to our revenue.
We earn a significant portion of our income from renting our properties. Our operating costs, however, do not fluctuate in proportion to changes in our rental revenue. If revenues decline more than expenses, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt obligations and to pay dividends and distributions to security holders.
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
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")) within three property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. There is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned, in whole or in part, by the Company or its affiliates.
Furthermore, with respect to certain of our properties, including certain properties held by joint ventures or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss.
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
We are subject to risks associated with natural disasters and the effects of climate change, which can include storms, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. Any of these direct or indirect effects of climate change may have a material adverse effect on our properties, operations or business.

We may incur significant costs to comply with climate change initiatives, and in particular those implemented in New York City.
Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. In particular, through the Climate Leadership and Community Protection Act signed into law in 2019, New York State mandated the adoption of a net-zero carbon economy statewide by 2050, with a zero-carbon electricity grid by 2040. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. As our portfolio is principally located in Manhattan, our business is subject to transition risks related to these climate change policies. If we are unable to meet the required emissions reductions, we may be subject to material fines that will continue to be assessed each year we fail to comply. Additionally, even if we can achieve compliance under LL97 in a given year, it is not a certainty that we will remain in compliance in subsequent years. And, costs of compliance or penalties may be significant.
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
Our company and our tenants accounted for 18.80% of Alliance's 2021 estimated total revenue, based on information provided to us by Alliance. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
RISKS RELATED TO OUR LIQUIDITY AND CAPITAL RESOURCES
Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.
Scheduled debt payments could adversely affect our results of operations.
Cash flow could be insufficient to meet the payments of principal and interest required under our current mortgages, our 2021 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $4.1 billion as of December 31, 2021, consisting of $1.3 billion in unsecured bank term loans (or "Term Loan A" and "Term Loan B"), $0.9 billion under our senior unsecured notes, $0.1 billion of junior subordinated deferrable interest debentures, $1.4 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments, $390.0 million drawn under our revolving credit facility, and $2.0 million of outstanding letters of credit. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2021 credit facility. As of December 31, 2021, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $11.2 billion, of which our proportionate share was $5.8 billion. As of December 31, 2021, we had no recourse indebtedness outstanding at our unconsolidated joint venture properties.
If we are unable to make payments under our 2021 credit facility, all amounts due and owing at such time shall accrue interest at a per annum rate equal to 2% higher than the rate applicable immediately prior to the default. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2021 credit facility or our senior unsecured notes could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $448.8 million of consolidated mortgage debt and $414.7 million of unconsolidated joint venture debt is scheduled to mature in 2022 after giving effect to our as-of-right extension options and repayments and refinancing of consolidated and joint venture debt between December 31, 2021 and February 17, 2022 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance, or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, among other things. In addition, our 2021 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2021 credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations (including reducing our flexibility and our ability to incur additional debt), our ability to pay debt obligations and our ability to pay dividends and distributions to security holders.
Rising interest rates could adversely affect our cash flow.
Advances under our 2021 credit facility and certain property-level mortgage debt bear interest at a variable rate. Our consolidated variable rate borrowings totaled $0.8 billion as of December 31, 2021. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2021 credit facility. Borrowings under our revolving credit facility and term loans bore interest at the adjusted term SOFR plus 10 basis points, and the applicable spreads of 85 basis points, 95 basis points, and 100 basis points, respectively, as of December 31, 2021. As of December 31, 2021, borrowings under our term loans and junior subordinated deferrable interest debentures totaled $1.3 billion and $100.0 million, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. As of December 31, 2021, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would increase our net annual interest costs by $4.8 million and would increase our share of joint venture annual interest costs by $13.8 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
The planned phasing out of LIBOR may affect our financial results.
The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has announced that the FCA intends to stop compelling banks to submit rates for the calculation of certain LIBOR after 2021. In March 2021, ICE Benchmark Administration, the administrator of LIBOR, with the support of the Federal Reserve Board and the FCA, announced plans to extend the publication of certain USD LIBOR settings until June 30, 2023 after which LIBOR reference rates will cease to be provided. It is not possible to predict the effect of these changes or the establishment of alternative reference rates.
The Alternative Reference Rate Committee ("ARRC"), a committee convened by the Federal Reserve that includes major market participants, and on which the SEC staff and other regulators participate, has proposed an alternative rate, the Secured Overnight Financing Rate (“SOFR”), to replace U.S. Dollar LIBOR. Any changes announced by the FCA, ARRC, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which U.S. Dollar LIBOR, SOFR, or any other alternative rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the levels of interest payments we incur and interest payments we receive may change. It is also uncertain whether SOFR or any other alternative rate will gain market acceptance and may result in, among other things, volatility or illiquidity in markets for instruments that currently rely on LIBOR. In addition, although certain of our LIBOR based obligations and investments provide for alternative methods of calculating the interest rate if LIBOR is not reported, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. We may also need to renegotiate our LIBOR based obligations, which we may not be successful in doing on a timely basis or on terms acceptable to us.
Borrowings under our existing term loan and revolving credit facilities bear interest at a rate based on the term SOFR, which is a relatively new reference rate. The publication of SOFR began in April 2019, and, therefore, it has a very limited history. The future performance of SOFR cannot be predicted based on the limited historical performance. Since the initial publication of SOFR, changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates, such as US dollar LIBOR. As a result, the amount of interest we may pay on our credit facilities is difficult to predict.

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
Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. We consider many factors when making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our leverage could be viewed negatively by investors and could have a material effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to pay dividends and distributions to security holders.
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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $1.1 billion as of December 31, 2021. Some of these instruments may have some recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
Our debt and preferred equity investments are carried at the net amounts expected to be collected. We maintain and regularly evaluate the need for reserves to protect against potential future credit losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future credit losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. The ultimate resolutions may differ from our expectation, and we could suffer losses which would have a material adverse effect on our financial performance, the trading price of our securities and our ability to pay dividends and distributions to security holders.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might file for bankruptcy protection or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2021, we had an aggregate cost basis in joint ventures totaling $3.0 billion.
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
Substantially all of our assets are held through subsidiaries of our Operating Partnership. We are, therefore, dependent on the results of operations of our subsidiaries and their ability to provide us with cash, whether in the form of dividends paid through our Operating Partnership, loans or otherwise, to meet our obligations and to pay any dividends to our equity holders. Any distributions to us from those subsidiaries may be subject to contractual and other restrictions, including such subsidiaries' obligations to their creditors, and could be subject to other business and operational considerations. Additionally, our Operating Partnership's ability to distribute to us any cash that it receives from our subsidiaries will also depend on its ability to first satisfy its obligations to its creditors and make distributions payable to holders of its outstanding preferred units and any additional preferred units it may issue from time to time.
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
A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of our stock. However, provisions contained in our charter and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:
•Ownership limitations;

•Maryland takeover statutes that may prevent a change of control of our company; and
•Contractual provisions that limit the assumption of certain of our debt.
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
We have opted out of the "business combinations" and "control shares" provisions of the MGCL by resolution of our board of directors and a provision in our bylaws, respectively. However, in the future, our board of directors may reverse its decision by resolution and elect to opt in to the MGCL's business combination provisions, or amend our bylaws and elect to opt in to the MGCL's control share provisions.
Additionally, other provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain other takeover defenses, some of which have been implemented through provisions in our charter or bylaws unrelated to the provisions of the MGCL. Such takeover defenses, to the extent implemented now or in the future, may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide our stockholders with an opportunity to realize a premium over the then-current market price.
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
We believe we have operated in a manner for SL Green to qualify as a REIT for federal income tax purposes and intend to continue to so operate. Many of the REIT compliance requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which are not totally within our control, can affect SL Green's qualification as a REIT. For example, to qualify as a REIT, at least 95% of our gross income must come from designated sources that are listed in the applicable tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service, or the IRS, might make changes to the tax laws and regulations that make it more difficult, or impossible, for us to remain qualified as a REIT.
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
In order to qualify as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains. In order to avoid taxation of our income, we are required to annually distribute to our stockholders all of our taxable income, including net capital gains. In order to satisfy these requirements, we have, and in the future may make distributions that are payable partly in cash and partly in shares of our common stock. If we pay such a dividend, taxable stockholders would be required to include the entire amount of the dividend, including the portion paid with shares of common stock, as income to the extent of our current and accumulated earnings and profits, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.
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

Our properties may be subject to risks relating to current or future laws, including laws benefiting disabled persons, such as the Americans with Disabilities Act, or ADA, and state or local zoning, construction or other regulations. Compliance with such laws may require significant property modifications in the future, which could be costly. Non-compliance could result in fines being levied against us in the future.
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
Between January 1, 2021 and December 31, 2021, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $59.91 to $87.78 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Equity issuances or buybacks by us or the perception that such issuances or buybacks may occur may also affect the market price of our common stock.
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
We are dependent on the efforts of Marc Holliday, our chairman and chief executive officer, and Andrew W. Mathias, our president. These officers have employment agreements which expire in January 2025 and December 2023, respectively. A loss of the services of either of these individuals could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our stock price.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2021, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2021, we owned or held interests in 12 consolidated commercial office buildings encompassing approximately 8.2 million rentable square feet and 10 unconsolidated commercial office buildings encompassing approximately 12.0 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2021, our portfolio also included ownership interests in one consolidated property, encompassing seven commercial office buildings totaling approximately 0.9 million rentable square feet, in Stamford Connecticut, which we refer to as our Suburban property. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2021, we also owned or held interests in 11 prime retail properties encompassing approximately 0.3 million square feet, 11 buildings in differing stages of development or redevelopment encompassing approximately 5.8 million square feet, and 7 residential buildings encompassing 634 units (approximately 0.5 million square feet). In addition, we manage two office buildings owned by third parties encompassing approximately 2.1 million square feet and held debt and preferred equity investments with a book value of $1.1 billion, excluding $10.1 million of investments recorded in balance sheet line items other than the Debt and preferred equity investments line item.

The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties in the portfolio as of December 31, 2021 (dollars in thousands):

Manhattan Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	90.1%	$44,930	4.7%	17	$44.59
110 Greene Street	1908/1920	Soho	223,600	77.1	12,927	1.3	47	80.14
125 Park Avenue	1923/2006	Grand Central	604,245	99.2	46,966	4.9	26	73.47
304 Park Avenue South	1930	Midtown South	215,000	100.0	17,325	1.8	7	80.02
420 Lexington Ave (Graybar)	1927/1999	Grand Central North	1,188,000	84.8	79,559	8.3	171	64.02
461 Fifth Avenue (5)	1988	Midtown	200,000	84.2	15,731	1.6	13	89.60
485 Lexington Avenue	1956/2006	Grand Central North	921,000	80.7	50,558	5.3	30	68.41
555 West 57th Street	1971	Midtown West	941,000	99.7	50,428	5.2	8	49.94
711 Third Avenue (6)	1955	Grand Central North	524,000	94.7	34,707	3.6	22	63.01
810 Seventh Avenue	1970	Times Square	692,000	82.6	40,798	4.2	40	74.29
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	79.8	77,348	8.0	12	89.07
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	81.2	36,195	3.8	39	80.34
Subtotal / Weighted Average			8,180,345	87.5%	507,472	52.7%	432

Total / Weighted Average Manhattan Consolidated Office Properties			8,180,345	87.5%	$507,472	52.7%	432	$66.68

UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
2 Herald Square— 51.00%	1909	Herald Square	369,000	95.8%	$42,291	2.2%	5	$118.39
10 East 53rd Street— 55.00%	1972/2014	Plaza District	354,300	89.0	29,119	1.7	36	85.25
11 Madison Avenue—60.00%	1929	Park Avenue South	2,314,000	100.0	171,855	10.8	10	75.28
100 Park Avenue—50.00%	1950/1980	Grand Central South	834,000	76.3	56,130	2.9	38	83.93
280 Park Avenue—50.00%	1961	Park Avenue	1,219,158	94.9	128,734	6.7	37	106.65
800 Third Avenue—60.50%	1972/2006	Grand Central North	526,000	87.6	36,673	2.3	36	76.18
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	100.0	100,798	5.3	7	64.52
1515 Broadway— 56.87%	1972	Times Square	1,750,000	99.9	137,317	8.1	9	76.86
Worldwide Plaza— 25.00%	1989/2013	Westside	2,048,725	95.1	146,393	3.8	23	75.09
Subtotal / Weighted Average			10,869,183	95.6%	$849,310	43.8%	201
"Non Same Store"
220 East 42nd Street—51.00%	1929	Grand Central	1,135,000	91.1%	$66,061	3.5%	33	$60.69
Subtotal / Weighted Average			1,135,000	91.1%	$66,061	3.5%	33
Total / Weighted Average Unconsolidated Office Properties			12,004,183	95.1%	$915,371	47.3%	234	$78.06
Manhattan Office Grand Total / Weighted Average			20,184,528	92.1%	$1,422,843	100.0%	666
Manhattan Office Grand Total—SLG share of Annualized Rent					$962,681	100.0%
Manhattan Office Same Store Occupancy %—Combined			19,049,528	92.1%

Suburban Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford	862,800	78.9%	$19,954	100.0%	107	$35.30
Connecticut Subtotal/Weighted Average			862,800	78.9%	$19,954	100.0%	107
Total / Weighted Average Consolidated Office Properties			862,800	78.9%	$19,954	100.0%	107
Suburban Grand Total / Weighted Average			862,800	78.9%	$19,954		107
Suburban Office Grand Total—SLG share of Annualized Rent					$19,954	100.0%
Suburban Office Same Store Occupancy %—Combined			862,800	78.9%

	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
PRIME RETAIL
"Same Store" Prime Retail
11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	100.0%	$3,133	2.0%	1	$280.96
21 East 66th Street—32.28%	1921	Plaza District	13,069	100.0	2,227	1.5	1	366.64
121 Greene Street—50.00%	1887	Soho	7,131	100.0	1,746	1.8	2	244.91
650 Fifth Avenue— 50.00%	1977-1978	Plaza District	69,214	100.0	36,839	38.5	1	532.25
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	90.4	49,356	11.3	5	439.69
719 Seventh Avenue—75.00%	1927	Times Square	10,040	—	—	—	—	—
1552-1560 Broadway—50.00%	1926/2014	Times Square	57,718	88.3	29,526	30.9	3	654.47
Added to Same Store in 2021
115 Spring Street—51.00%	1900	Soho	5,218	100.0	3,792	4.0	1
Subtotal/Weighted Average			299,090	90.5%	$126,619	90.0%	14
"Non Same Store" Prime Retail
85 Fifth Avenue—36.30%	1901/1979	Midtown South	12,946	100.0%	$2,100	1.6%	1	$160.40
690 Madison Avenue—100.00%	1879/1996/2009	Plaza District	7,848	100.0	4,000	8.4	1	509.68
Subtotal/Weighted Average			20,794	100.0%	$6,100	10.0%	2
Total / Weighted Average Prime Retail Properties			319,884	91.2%	$132,719	100.0%	16
DEVELOPMENT/REDEVELOPMENT
One Vanderbilt—71.01%	2020	Grand Central	1,657,198	86.6%	$204,438	74.1%	24	$145.71
19 East 65th Street	1928-1940	Plaza District	14,639	5.5	32	—	1	40.22
609 Fifth Avenue	1925/1990	Rockefeller Center	138,563	—	—	—	—	—
625 Madison Avenue	1956/2002	Plaza District	563,000	25.2	19,234	9.8	19	135.05
707 Eleventh Avenue	1940	Midtown West	159,720	23.3	1,953	1.0	1	52.54
750 Third Avenue	1958/2006	Grand Central North	780,000	34.0	17,956	9.2	22	61.80
885 Third Avenue	1986/2006	Midtown / Plaza District	625,300	23.6	11,512	5.9	13	78.28
7 Dey / 185 Broadway (7)	2021	Lower Manhattan	198,488	N/A	N/A	N/A	N/A	—
15 Beekman—20.00% (8)	N/A	Lower Manhattan	221,884	N/A	N/A	N/A	N/A	—
One Madison Avenue—25.50% (9)	N/A	Midtown South	1,396,426	N/A	N/A	N/A	N/A	—
760 Madison	1996/2012	Plaza District	58,574	N/A	N/A	N/A	N/A	—
Total / Weighted Average Development/Redevelopment Properties			5,813,792	51.5%	$255,125	100.0%	80
LAND
1591-1597 Broadway	N/A	Times Square	7,684	100.0%	$7,996	100.0%	N/A	—
Total / Weighted Average Land			7,684	100.0%	$7,996	100.0%	—

	City/ Town	Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
"Same Store" Residential
1080 Amsterdam—92.50%	Upper West Side	82,250	97	99.0	5,211	4,260
Stonehenge Portfolio	Various	445,934	537	96.7	26,322	3,861
Subtotal/Weighted Average		528,184	634	97.0%	$31,533	$3,923
Total / Weighted Average Residential Properties		528,184	634	97.0%	$31,533	$3,923
(1)Excludes leases signed but not yet commenced as of December 31, 2021.
(2)Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2021 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.
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
(7)The 0.2 million square foot development project, which includes 209 residential units and 38,483 square feet of commercial space, has a total budget of $306.3 million. A temporary certificate of occupancy, or TCO, was issued for portions of the building in 2021. A TCO covering the remainder of the building is expected in the first quarter of 2022. As of December 31, 2021, $27.9 million of the budget remains to be spent, comprised of $1.1 million of equity and $26.8 million of financing available under the project's construction facility.
(8)The 0.2 million square foot development, which includes academic space and dormitory space and is 100% pre-leased to Pace University, has a total budget of $219.5 million. Delivery of the academic space is expected in the fourth quarter of 2022 and delivery of the dormitory space is expected in the third quarter of 2023. As of December 31, 2021, $137.7 million of the budget remains to be spent, comprised of $56.3 million of partners' equity and $81.4 million of financing available under the project's construction facility.
(9)The 1.4 million square foot redevelopment, which is anticipated to be completed in the fourth quarter of 2023, has a total budget of $2.3 billion. As of December 31, 2021, $1.7 billion of the budget remains to be spent, comprised of $0.6 billion of partners' equity and $1.1 billion of financing available under the project's construction facility.
Historical Occupancy
Historically, we have consistently achieved materially higher occupancy rates in our Manhattan portfolio as compared to the overall midtown Manhattan market, as shown over the last five years in the following table:

	Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Midtown Manhattan Markets(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Manhattan Markets(2)(3)
December 31, 2021	92.1%	80.6%	77.1%
December 31, 2020	92.4%	85.0%	81.1%
December 31, 2019	94.5%	88.8%	87.4%
December 31, 2018	94.5%	91.1%	89.4%
December 31, 2017	93.8%	90.5%	90.3%
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
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2026, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 0.6 million square feet and approximately 0.7 million square feet, respectively, representing an average annual expiration rate of approximately 7.7% and approximately 5.7%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2021 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases (1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases (2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases (3)
2022(4)	95	609,970	8.0%	$48,841,126	9.6%	$80.07
2023	58	706,527	9.3	44,630,604	8.8	63.17
2024	45	363,609	4.8	24,467,896	4.8	67.29
2025	46	477,172	6.3	41,720,517	8.2	87.43
2026	41	759,359	10.0	51,482,472	10.1	67.80
2027	35	550,794	7.2	43,892,061	8.7	79.69
2028	22	531,638	7.0	38,116,759	7.5	71.70
2029	17	381,630	5.0	25,053,709	5.0	65.65
2030	18	799,082	10.5	53,567,173	10.6	67.04
2031 & thereafter	60	2,430,737	31.9	135,699,241	26.7	55.83
Total/weighted average	437	7,610,518	100.0%	$507,471,558	100.0%	$66.68
(1)Tenants may have multiple leases.
(2)Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2021 under existing leases as of December 31, 2021 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.
(3)Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.
(4)Includes approximately 37,323 square feet and annualized cash rent of $2.2 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2021.

Manhattan Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2022(4)	32	904,903	7.7%	$76,685,982	8.4%	$84.74
2023	21	551,470	4.7	48,704,374	5.3	88.32
2024	28	984,857	8.4	108,249,185	11.8	109.91
2025	22	384,729	3.3	35,845,607	3.9	93.17
2026	28	541,289	4.6	56,722,611	6.2	104.79
2027	17	347,082	3.0	30,892,304	3.4	89.01
2028	20	215,861	1.8	22,042,659	2.4	102.12
2029	11	654,827	5.6	42,770,221	4.7	65.32
2030	13	387,802	3.3	37,649,717	4.1	97.08
2031 & thereafter	46	6,752,975	57.6	455,808,440	49.8	67.50
Total/weighted average	238	11,725,795	100.0%	$915,371,100	100.0%	$78.06
(1)Tenants may have multiple leases.
(2)Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2021 under existing leases as of December 31, 2021 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.
(3)Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.
(4)Includes approximately 17,866 square feet and annualized cash rent of $1.7 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2021.

Tenant Diversification
As of December 31, 2021, our properties were leased to 869 tenants, which are engaged in a variety of businesses, including, but not limited to, professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 20 largest tenants in our properties, which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2021:

Tenant Name	Property	Lease Expiration	Total Rentable Square Feet	Annualized Cash Rent	SLG Share of Annualized Cash Rent ($)	% of SLG Share of Annualized Cash Rent (1)	Annualized Rent PSF
ViacomCBS Inc.	1515 Broadway	June 2031	1,603,126	$102,411	$58,374	4.8%	$63.88
	1515 Broadway	March 2028	9,106	2,013	1,147	0.1%	221.01
	555 West 57th Street	December 2023	338,527	17,613	17,614	1.4%	52.03
	Worldwide Plaza	January 2027	32,598	2,466	615	—%	75.66
			1,983,357	$124,503	$77,750	6.3%	$62.77

Credit Suisse Securities (USA), Inc.	11 Madison Avenue	May 2037	1,265,841	$81,346	$48,808	3.9%	$64.26
Sony Corporation	11 Madison Avenue	January 2031	578,791	$49,563	$29,738	2.4%	$85.63

TD Bank US Holding Company	One Vanderbilt Avenue	July 2041	200,002	$27,166	$19,291	1.5%	$135.83
	125 Park Avenue	October 2030	51,707	3,313	3,313	0.3%	64.08
	125 Park Avenue	October 2023	6,234	2,010	2,010	0.2%	322.40
			257,943	$32,489	$24,614	2.0%	$125.96

Debevoise & Plimpton, LLP	919 Third Avenue	December 2021	98,635	$6,429	$3,277	0.3%	$65.17
	919 Third Avenue	December 2022	527,229	39,496	20,143	1.6%	74.91
			625,864	$45,925	$23,420	1.9%	$73.38

Carlyle Investment Management LLC	One Vanderbilt Avenue	September 2036	194,702	$32,377	$22,991	1.9%	$166.29

Metro-North Commuter Railroad Company	420 Lexington Avenue	November 2034	344,873	$20,140	$20,140	1.7%	$58.40
	420 Lexington Avenue	September 2021	7,537	507	507	—%	67.38
			352,410	$20,647	$20,647	1.7%	$58.59

King & Spalding	1185 Avenue of the Americas	October 2025	218,275	$20,563	$20,563	1.7%	$94.21
The City of New York	100 Church Street	March 2034	510,007	$20,237	$20,237	1.6%	$39.68

WME IMG, LLC	304 Park Avenue	April 2028	174,069	$12,623	$12,623	1.0%	$72.52
	11 Madison Avenue	September 2030	104,618	10,249	6,149	0.5%	97.96
			278,687	$22,872	$18,772	1.5%	$82.07

Nike Retail Services, Inc.	650 Fifth Avenue	January 2033	69,214	$36,839	$18,420	1.5%	$532.25

McDermott Will & Emery LLP	One Vanderbilt Avenue	January 2043	146,642	$23,307	$16,551	1.4%	$158.95
	420 Lexington Avenue	January 2026	10,043	603	603	—%	60.00
			156,685	$23,910	$17,154	1.4%	$152.61

Cravath, Swaine & Moore LLP	Worldwide Plaza	August 2024	617,135	$68,673	$17,134	1.4%	$111.28
Bloomberg L.P.	919 Third Avenue	February 2029	557,208	$33,496	$17,083	1.4%	$60.11

Toronto Dominion Bank	125 Park Avenue	October 2041	52,450	$3,409	$3,409	0.3%	$65.00
	One Vanderbilt Avenue	March 2042	142,892	18,282	12,982	1.0%	127.94
			195,342	$21,691	$16,391	1.3%	$111.04

National Hockey League	1185 Avenue of the Americas	November 2022	148,217	$15,296	$15,296	1.2%	$103.20

Unidentified Financial Firm	One Vanderbilt Avenue	December 2027	97,652	$21,156	$15,023	1.2%	$216.64
Amerada Hess Corp.	1185 Avenue of the Americas	December 2027	167,169	$14,894	$14,894	1.2%	$89.09

Nomura Holding America, Inc.	810 Seventh Avenue	January 2026	17,320	$1,230	$1,230	0.1%	$71.04
	Worldwide Plaza	September 2033	778,328	45,814	11,431	0.9%	58.86
			795,648	$47,044	$12,661	1.0%	$59.13

Greenberg Traurig LLP	One Vanderbilt Avenue	November 2037	99,888	$12,486	$8,866	0.7%	$125.00
	420 Lexington Avenue	November 2037	46,744	3,223	3,223	0.3%	68.95
			146,632	$15,709	$12,089	1.0%	$107.13

Total			9,216,779	$749,230	$463,685	37.5%	$81.29
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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2021, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
In September 2021, the Company acquired the fee position in 1591-1597 Broadway. A third party has asserted ownership rights to the fee, which the Company is contesting. See Note 3, "Property Acquisitions."
On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. The Company contested the filing, on the basis that the filing was done in bad faith and in violation of HNA's agreements with the Company, and is currently appealing the Bankruptcy court’s ruling upholding the filing by HNA. See Note 5, "Debt and Preferred Equity Investments."
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 17, 2022, the reported closing sale price per share of common stock on the NYSE was $82.18 and there were 494 holders of record of our common stock.
On December 2, 2021 our Board of Directors declared an ordinary dividend of $0.3108 per share ($0.3203 per share reflecting reverse stock split noted below) and a special dividend of $2.4392 per share ($2.5138 per share reflecting reverse stock split noted below) (together, "the Total Dividend"). The Total Dividend was paid on January 18, 2022 to shareholders of record at the close of business on December 15, 2021 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.
To mitigate the dilutive impact of the common stock issued in the special dividend, the Board of Directors also authorized a reverse stock split, which was effective after markets closed on January 21, 2022. On January 10, 2022, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.03060-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report on Form 10-K.
SL GREEN OPERATING PARTNERSHIP, L.P.
As of December 31, 2021, there were 3,781,565 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit of the same amount and in the same manner as dividends per share were distributed to common stockholders.
There is no established public trading market for the common units of the Operating Partnership. On February 17, 2022, there were 56 holders of record and 68,918,314 common units outstanding, 64,770,730 of which were held by SL Green.
In order for SL Green to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). SL Green has adopted a policy of paying regular dividends on its common stock, and the Operating Partnership has adopted a policy of paying regular distributions to its common units in the same amount as dividends paid by SL Green. Cash distributions have been paid on the common stock of SL Green and the common units of the Operating Partnership since the initial public offering of SL Green. Distributions are declared at the discretion of the Board of Directors of SL Green and depend on actual and anticipated cash from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors SL Green’s Board of Directors may consider relevant.
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
ISSUER PURCHASES OF EQUITY SECURITIES
In August 2016, our Board of Directors approved a share repurchase program under which we could buy up to$1.0 billion of shares of our common stock. The Board of Directors has since authorized five separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, fourth quarter of 2019, and fourth quarter of 2020 bringing the total program size to $3.5 billion.

As of December 31, 2021, share repurchases, excluding the redemption of OP Units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,285,460	$64.30	29,671,406
Year ended 2021	4,474,649	$75.44	34,146,055
SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the year ended December 31, 2021, we did not issue any shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. During the years ended December 31, 2020 and 2019, we issued 95,094 and 4,726 shares of our common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were exchanged for an equal number of shares of our common stock.
The following table summarizes information, as of December 31, 2021, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,944,302	(2)	$100.56	(3)	2,215,410	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	3,944,302		$100.56		2,215,410
(1)Includes our Fourth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.
(2)Includes (i) 394,089 shares of common stock issuable upon the exercise of outstanding options (394,089 of which are vested and exercisable), (ii) 165,201 phantom stock units that may be settled in shares of common stock (165,201 of which are vested), (iii) 2,434,492 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (1,509,546 of which are vested).
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, engaged in the acquisition, development, repositioning, ownership, management and operation of commercial and residential real estate properties, principally office properties, located in the New York metropolitan area, principally Manhattan. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
The COVID-19 pandemic has caused, and continues to cause, disruptions with wide ranging impacts to the global economy and everyday life. This could cause our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations to be adversely affected and could also cause significant volatility in the trading prices of our securities. Additionally, the COVID-19 pandemic could increase the magnitude of many of the other risks described in this Annual Report on Form 10-K and our other SEC filings and may have other adverse effects on our operations that we are not currently able to predict.
The scale and magnitude of adverse impacts to our business could depend on, among other factors:
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
•the effect of changes in laws and regulation;
•the ability of debt and equity markets to function and provide liquidity; and
•the ability to mitigate delays or cost increases associated with building materials or construction services necessary for development, redevelopment and tenant improvements.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, and is incorporated by reference into this Annual Report on Form 10-K.
Leasing and Operating
As of December 31, 2021, our same-store Manhattan office property occupancy inclusive of leases signed but not commenced, was 93.0% compared to 93.4% as of December 31, 2020. We signed office leases in Manhattan encompassing approximately 1.9 million square feet, of which approximately 0.8 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on the signed Manhattan office leases that replaced previously occupied space was (2.5)% for 2021.
According to Cushman & Wakefield, leasing activity in Manhattan improved significantly in 2021 totaling approximately 18.6 million square feet. Of the total 2021 leasing activity in Manhattan, the Midtown submarket accounted for approximately 12.1 million square feet, or approximately 65.1%. Manhattan's overall office vacancy went from 15.2% as of December 31, 2020 to 20.4% as of December 31, 2021. Overall average asking rents in Manhattan decreased in 2021 by 4.8% from $73.16 per square foot as of December 31, 2020 to $69.67 per square foot as of December 31, 2021, while Manhattan Class A asking rents decreased to $76.29 per square foot, down 4.9% from $80.18 as of December 31, 2020.

Acquisition and Disposition Activity
Overall Manhattan sales volume increased by 46.3% in 2021 to $19.5 billion as compared to $13.2 billion in 2020. In 2021, we continued to take advantage of significant interest by both international and domestic institutions and individuals seeking ownership interests in Manhattan properties to sell assets, disposing of a significant volume of properties that were considered non-core or had a more limited growth trajectory, raising efficiently priced capital that was used primarily for share repurchases and debt reduction. During the year, we closed on the sales of all or a portion of our interests in 55 West 46th Street - Tower 46, 605 West 42nd Street - Sky, 635-641 Sixth Avenue, 220 East 42nd Street, 400 East 57th Street, 590 Fifth Avenue, One Madison Avenue, and 110 East 42nd Street for total gross valuations of $2.9 billion.
Debt and Preferred Equity
In 2020 and 2021, in our debt and preferred equity portfolio we continued to focus on the origination of financings for owners, acquirers or developers of properties in New York City, while selectively selling certain investments, the proceeds of which were utilized to repurchase shares of common stock or for debt repayment. This investment strategy provides us with the opportunity to fill a need for additional debt financing, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the New York City real estate market. The typical investments made by us during 2020 and 2021 were to reputable owners or acquirers which have sizable equity subordinate to our last dollar of exposure. During 2021, our debt and preferred equity activities included purchases and originations, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, of $207.0 million, and sales, redemption and participations of $201.4 million.
For descriptions of significant activities in 2021, refer to "Part I, Item 1. Business - Highlights from 2021."
Critical Accounting Policies and Estimates
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
Investment in Commercial Real Estate Properties
Real estate properties are presented at cost less accumulated depreciation and amortization. Costs directly related to the development or redevelopment of properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major investments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity by allocating the purchase price, including transaction costs, at their respective fair values on the acquisition date.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases.
The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed involves subjectivity as the allocations are based on an analysis of the respective fair values. In determining the fair value of the real estate acquired, the Company will use a third-party valuation which primarily utilizes cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. We assess fair value of the acquired leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The determined and allocated fair values to the real estate acquired will affect the amount of depreciation and amortization we record over the respective estimated useful lives or term of the lease.

The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if i) the lease transfers ownership of the asset at the end of the lease term, ii) the lease grants an option to purchase the asset that we are reasonably certain to exercise, iii) the lease term is for a major part of the remaining economic life of the asset, or iv) the present value of the lease payments exceeds substantially all of the fair value of the asset. Leases that do not qualify as finance leases are deemed to be operating leases. On the consolidated statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense.
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
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with ASC 820. We assess for impairment indicators based on factors such as, among other things, market conditions, occupancy rates, rental payment collections, and operating performance of the asset. If indicators of impairment are present, we evaluate real estate investments for potential impairment primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts.
We also evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded. See Note 4, "Properties Held for Sale and Dispositions."
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. Determining control of the entities can be subjective in assessing which activities of the joint venture most significantly impact the economic performance and whether the rights of the joint venture partner are protective or participating. In making this determination, any new or amended joint venture agreement is assessed by the Company for the activities that most significantly impact the joint venture’s economic performance based on the business purpose and design of the venture. We assess the rights that are conveyed to us in the agreement and evaluate whether we are provided with participating or protective rights over the activities that most significantly impact the entity’s economic performance. We also assess the rights of our joint venture partner. Such participating rights include, among other things, the right to approve/amend the annual budget, leasing of the property to a significant tenant, and approval of tax returns and auditors. If our joint venture partner has substantive participating rights and we are determined not to be the primary beneficiary, we do not consolidate the entity.
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

We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired as of December 31, 2021.
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
Revenue Recognition
Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease and we have determined that the collectability of substantially all of the lease payments are probable. If collectability of substantially all of the lease payments is assessed as not probably, rental revenue is recognized only upon actual receipt. The Company assesses the probability of collecting substantially all payments under its leases based on multiple factors, including, among other things, payment history of the lessee, the credit rating of the lessee, historical operations and trends within the lessee’s industry, current and future economic conditions. If collectability of substantially all of the lease payments is assessed as not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current-period adjustment to rental revenue. A subsequent change in the assessment of collectability to probable may result in a current-period adjustment to rental revenue for any difference between the rental revenue that would have been recognized if collectability had always been assessed as probable and the rental revenue recognized to date.
Rental revenue recognition commences when the leased space is available for its intended use by the lessee. To determine whether the leased space is available for its intended use by the lessee, management evaluates whether we are the owner of tenant improvements for accounting purposes or the tenant is. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the consolidated balance sheets.
In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and certain operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in certain building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations. Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) are typically provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours. These escalations are based on actual expenses incurred in the prior calendar year. If the expenses in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.

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
The Company assesses the probability of a borrower’s ability to repay the debt and preferred equity investment similar to the factors noted above. We consider a debt and preferred equity investment to be past due when amounts contractually due have not been paid. Debt and preferred equity investments are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed on any debt or preferred equity investment that is on non-accrual status when such debt or preferred equity investment becomes contractually current and performance is demonstrated to be resumed.
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
We consider a debt and preferred equity investment to be past due when amounts contractually due have not been paid. Debt and preferred equity investments are placed on a non-accrual status when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed on any debt or preferred equity investment when the performance of such non-accrual debt or preferred equity investment is demonstrated to be resumed.
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

Results of Operations
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
The following comparison for the year ended December 31, 2021, or 2021, to the year ended December 31, 2020, or 2020, makes reference to the effect of the following:

i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2020 and still owned by us in the same manner as of December 31, 2021 (Same-Store Properties totaled 21 of our 31 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2021 and 2020 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties" which represents all properties or interests in properties sold in 2021 and 2020, and
iv.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2021	2020	$ Change	% Change	2021	2020	2021	2020	2021	2020	$ Change	% Change
Rental revenue	$533.2	$564.5	$(31.3)	(5.5)%	$24.6	$70.1	$120.4	$169.8	$678.2	$804.4	$(126.2)	(15.7)%
Investment income	—	—	—	—%	—	—	80.3	120.2	80.3	120.2	(39.9)	(33.2)%
Other income	3.9	13.0	(9.1)	(70.0)%	2.4	3.9	79.2	111.3	85.5	128.2	(42.7)	(33.3)%
Total revenues	537.1	577.5	(40.4)	(7.0)%	27.0	74.0	279.9	401.3	844.0	1,052.8	(208.8)	(19.8)%

Property operating expenses	263.1	271.3	(8.2)	(3.0)%	10.1	31.0	73.3	86.2	346.5	388.5	(42.0)	(10.8)%
Transaction related costs	0.3	—	0.3	—%	—	—	3.5	0.5	3.8	0.5	3.3	660.0%
Marketing, general and administrative	—	—	—	—%	—	—	94.9	91.8	94.9	91.8	3.1	3.4%
	263.4	271.3	(7.9)	(2.9)%	10.1	31.0	171.7	178.5	445.2	480.8	(35.6)	(7.4)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									$(82.3)	$(128.5)	$46.2	(36.0)%
Depreciation and amortization									(216.9)	(313.7)	96.8	(30.9)%
Equity in net loss from unconsolidated joint ventures									(55.4)	(25.2)	(30.2)	119.8%
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate									(32.8)	3.0	(35.8)	(1,193.3)%
Purchase price and other fair value adjustment									210.1	187.5	22.6	12.1%
Gain on sale of real estate, net									287.4	215.5	71.9	33.4%
Depreciable real estate reserves and impairments									(23.8)	(60.5)	36.7	(60.7)%
Loss on early extinguishment of debt									(1.6)	—	(1.6)	—%
Loan loss and other investment reserves, net of recoveries									(2.9)	(35.3)	32.4	(91.8)%
Net income									$480.6	$414.8	$65.8	15.9%
Rental Revenue
    Rental revenues decreased primarily due to our Disposed Properties ($45.5 million), properties moved into redevelopment ($39.7 million), and a lower contribution from our Same-Store Properties ($31.3 million) driven by increased vacancy at 1185 Avenue of the Americas ($18.3 million), 420 Lexington Avenue ($6.0 million) and 485 Lexington Avenue ($5.5 million). Rental revenues decreased further as a result of the 49.0% joint venture interest sale in 220 East 42nd Street ($30.4 million) during the third quarter of 2021. This was partially offset by the addition of 885 Third Avenue to the consolidated portfolio in the first quarter of 2021 ($26.7 million).

The following table presents a summary of the commenced leasing activity for the year ended December 31, 2021 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	1,717,735
Sold vacancies	(90,435)
Property in redevelopment	(353,897)
Space which became available during the year(3)
• Office	1,028,198
• Retail	65,834
• Storage	4,487
	1,098,519
Total space available	2,371,922
Leased space commenced during the year:
• Office(4)	671,210	741,490	$68.37	$66.26	$60.21	6.4	8.5
• Retail	57,740	59,272	$56.01	$81.70	$11.12	1.6	10.7
• Storage	4,981	5,397	$25.44	$31.55	$—	1.5	4.9
Total leased space commenced	733,931	806,159	$67.17	$67.83	$56.20	6.0	8.7

Total available space at end of year	1,637,991

Early renewals
• Office	368,637	390,290	$68.89	$71.90	$9.55	2.2	2.8
• Retail	50,409	77,042	$96.21	$86.21	$—	0.6	4.4
• Storage	2,248	2,262	$28.09	$28.09	$—	0.5	1.4
Total early renewals	421,294	469,594	$73.18	$74.03	$7.94	1.9	3.1

Total commenced leases, including replaced previous vacancy
• Office		1,131,780	$68.55	$69.18	$42.74	5.0	6.6
• Retail		136,314	$78.73	$84.48	$4.83	1.1	7.2
• Storage		7,659	$26.22	$30.02	$—	1.2	3.9
Total commenced leases		1,275,753	$69.38	$71.12	$38.43	4.5	6.6
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $62.27 per rentable square feet for 363,354 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $65.70 per rentable square feet for 753,644 rentable square feet.
Investment Income
Investment income decreased primarily as a result of a decrease in the weighted average balance and weighted average yield of our debt and preferred equity investment portfolio. For the years ended December 31, 2021 and 2020, the weighted average balance of our debt and preferred equity investment portfolio and the weighted average yield were $1.1 billion and 7.1%, respectively, compared to $1.4 billion and 7.7%, respectively. As of December 31, 2021, the debt and preferred equity investment portfolio had a weighted average term to maturity of 1.8 years excluding extension options.
Other Income
Other income decreased mainly due to lower lease termination income for the year ended December 31, 2021 ($22.6 million) as compared to the same period in 2020 ($48.2 million), income, net of legal costs, derived from a legal settlement during the year ended December 31, 2020 ($20.2 million), and development fee income earned during the year ended December 31, 2020 ($7.3 million), partially offset by an increase in leasing and management fee income for the year ended December 31, 2021 ($11.4 million).

Property Operating Expenses
Property operating expenses decreased primarily due to reduced variable expenses and real estate taxes at our Disposed Properties ($9.9 million and $9.6 million, respectively). Further decreases resulted from reduced real estate taxes at our Same-Store Properties, 220 East 42nd Street (which the Company sold a 49.0% joint venture interest) and our Acquisition Properties ($7.5 million, $4.2 million and $2.6 million, respectively), and decreased variable expenses at 750 Third Avenue and 220 East 42nd Street ($5.9 million and $5.5 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased to $94.9 million for the year ended December 31, 2021, compared to $91.8 million for the same period in 2020 due primarily to an increase in rent expense and inflationary pressure on compensation costs.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily due to interest capitalization in connection with properties that are under development ($9.5 million), lower interest expense from the revolving credit facility ($8.3 million), senior unsecured notes ($8.2 million) and term loans ($6.6 million) resulting from a decrease in the average LIBOR rate for the year ended December 31, 2021 as compared to the year ended December 31, 2020, and the disposal of 315 West 33rd Street - "The Olivia" in 2020 ($3.4 million). The weighted average consolidated debt balance outstanding was $4.8 billion for the year ended December 31, 2021, compared to $5.8 billion for the year ended December 31, 2020. The consolidated weighted average interest rate was 2.93% for the year ended December 31, 2021, as compared to 3.06% for the year ended December 31, 2020.
Depreciation and Amortization
Depreciation and amortization decreased primarily due to accelerated depreciation at One Madison Avenue in the third quarter of 2020 related to the property's redevelopment ($70.3 million), and decreased depreciation and amortization at our Disposed properties ($20.7 million) and Same-Store Properties ($12.7 million).
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased primarily as a result of higher depreciation expense at One Vanderbilt Avenue ($43.0 million), which was put in service during the fourth quarter of 2020, partially offset by an increase in income from operations at 2 Herald Square ($7.5 million).
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate
During the year ended December 31, 2021, we recognized losses on the sales of our interest in One Madison Avenue ($26.9 million), 55 West 46th Street ($15.3 million) and 400 East 57th Street ($1.5 million), offset by a gain on the sale of our interest in 605 West 42nd Street ($8.3 million). During the year ended December 31, 2020, we recognized a gain on the sale of our joint venture interest in 333 East 22nd Street ($3.0 million).
Purchase price and other fair value adjustments
During the year ended December 31, 2021, we recorded a $206.8 million fair value adjustment related to the 51.0% interest we retained in 220 East 42nd Street, which was deconsolidated when the Company sold a 49.0% joint venture interest and the Company no longer retained a controlling interest in the entity, as defined in ASC 810.
In December 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million.
Gain (Loss) on Sale of Real Estate, Net
During the year ended December 31, 2021, we recognized gains on the sale of a 49.0% joint venture interest in 220 East 42nd Street ($172.7 million), and the sales of 635-641 Sixth Avenue ($99.2 million) and 410 Tenth Avenue ($15.7 million).
During the year ended December 31, 2020, we recognized gains on the sales of 315 West 33rd Street - "The Olivia" ($72.3 million), the retail condominium at 609 Fifth Avenue ($65.4 million), 410 Tenth Avenue ($56.4 million), 15 Beekman ($17.7 million), Williamsburg Terrace ($11.8 million) and 400 East 58th Street ($8.3 million), offset by a loss on the sale related to our interest in 1055 Washington Boulevard in Stamford, Connecticut ($11.5 million).

Depreciable Real Estate Reserves and Impairments
During the year ended December 31, 2021, we recognized depreciable real estate reserves and impairments related to 400 East 57th Street ($5.7 million) as well as investments under contract for sale as of December 31, 2021 in 707 Eleventh Avenue ($15.0 million) and the Stonehenge Properties ($3.1 million). During the year ended December 31, 2020, we recognized depreciable real estate reserves and impairments related to 106 Spring Street ($39.7 million), 133 Greene Street ($14.1 million) and 712 Madison Avenue ($6.6 million).
Loan loss and other investment reserves, net of recoveries
During the year ended December 31, 2021, we recorded $2.9 million of loan loss and other investment reserves in conjunction with recording debt and preferred equity investments and other financing receivables at the net amount expected to be collected.
During the year ended December 31, 2020, we recorded $12.3 million of losses related to certain debt and preferred equity investments that were sold and $23.0 million of loan loss and other investment reserves in conjunction with recording debt and preferred equity investments and other financing receivables at the net amount expected to be collected.
Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
For a comparison of the year ended December 31, 2020 to the year ended December 31, 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.
Liquidity and Capital Resources
We currently expect that the principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, share repurchases, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness and for debt and preferred equity investments will include:
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

The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our financing and operating leases, as of December 31, 2021 are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Property mortgages and other loans	$457,589	$56,583	$338,017	$812	$841	$580,618	$1,434,460
Revolving credit facility	—	—	—	—	390,000	—	390,000
Unsecured term loans	—	—	200,000	—	—	1,050,000	1,250,000
Senior unsecured notes	800,000	—	—	100,000	—	—	900,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	3,523	3,570	3,641	3,810	3,858	256,691	275,093
Operating leases	36,776	48,680	54,545	54,772	54,911	1,395,533	1,645,217
Estimated interest expense	115,868	88,998	85,192	69,702	58,489	38,688	456,937
Joint venture debt	426,057	750,696	616,510	1,391,185	150,486	2,435,913	5,770,847
Total	$1,839,813	$948,527	$1,297,905	$1,620,281	$658,585	$5,857,443	$12,222,554
We estimate that for the year ending December 31, 2022, we expect to incur $82.4 million of recurring capital expenditures on existing consolidated properties and $107.8 million of development or redevelopment expenditures on existing consolidated properties, of which $3.5 million will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $219.3 million, of which $125.8 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of December 31, 2021, we had liquidity of $1.1 billion, comprised of $860.0 million of availability under our revolving credit facility and $286.2 million of consolidated cash on hand, inclusive of $34.8 million of marketable securities. This liquidity excludes $132.1 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties, or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $337.0 million and $372.8 million as of December 31, 2021 and 2020, respectively, representing a decrease of $35.8 million. The decrease was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2021	2020	(Decrease) Increase
Net cash provided by operating activities	$255,979	$554,236	$(298,257)
Net cash provided by investing activities	$993,581	$1,056,430	$(62,849)
Net cash used in financing activities	$(1,285,371)	$(1,479,301)	$193,930
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service, and fund dividend and distribution requirements.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2021, when compared to the year ended December 31, 2020, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(65,945)
Capital expenditures and capitalized interest	155,654
Joint venture investments	(18,557)
Distributions from joint ventures	646,032
Proceeds from sales of real estate/partial interest in property	(460,788)
Cash assumed from consolidation of real estate investment	9,475
Debt and preferred equity and other investments	(328,720)
Decrease in net cash provided by investing activities	$(62,849)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $458.1 million for the year ended December 31, 2020 to $302.5 million for the year ended December 31, 2021 due to lower costs incurred in connection with our development and redevelopment properties.
We generally fund our investment activity through the sale of real estate, the sale of debt and preferred equity investments, property-level financing, our credit facilities, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2021, when compared to the year ended December 31, 2020, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(1,149,203)
Repayments of our debt obligations	878,784
Net distribution to noncontrolling interests	63,599
Other financing activities	59,692
Proceeds from stock options exercised and DRSPP issuance	550
Repurchase of common stock	187,080
Redemption of preferred stock	76,710
Acquisition of subsidiary interest from noncontrolling interest	1,536
Dividends and distributions paid	22,921
Increase in net cash used in financing activities	$141,669
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2021, 64,105,276 shares of common stock and no shares of excess stock were issued and outstanding.
On December 2, 2021 our Board of Directors declared an ordinary dividend of $0.3108 per share ($0.3203 per share reflecting reverse stock split noted below) and a special dividend of $2.4392 per share ($2.5138 per share reflecting reverse stock split noted below) (together, "the Total Dividend"). The Total Dividend was paid on January 18, 2022 to shareholders of record at the close of business on December 15, 2021 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.

To mitigate the dilutive impact of the common stock issued in the special dividend, the Board of Directors also authorized a reverse stock split, which was effective after markets closed on January 21, 2022. On January 10, 2022, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.03060-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
All share-related references and measurements including the number of shares outstanding, share prices, number of shares repurchased, earnings per share, dividends per share, and share-based compensation awards, have been retroactively adjusted to reflect the reverse stock split for all periods presented in this Annual Report on Form 10-K.
Share Repurchase Program
In August 2016, our Board of Directors approved a $1.0 billion share repurchase program under which we could buy shares of our common stock. The Board of Directors has since authorized five separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, fourth quarter of 2019, and fourth quarter of 2020 bringing the total program size to $3.5 billion.
As of December 31, 2021, share repurchases, excluding the redemption of OP units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,285,460	$64.30	29,671,406
Year ended 2021	4,474,649	$75.44	34,146,055
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2018, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2021, 2020, and 2019, respectively (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Shares of common stock issued	10,387	16,181	3,645
Dividend reinvestments/stock purchases under the DRSPP	$738	$1,006	$334
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2021, 2.0 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units and phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.

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
During the year ended December 31, 2021, 24,426 phantom stock units and 12,312 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.3 million during the year ended December 31, 2021 related to the Deferred Compensation Plan. As of December 31, 2021, there were 165,201 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2021, 172,421 shares of our common stock had been issued under the ESPP.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, senior unsecured notes and trust preferred securities outstanding as of December 31, 2021 and 2020, (amounts in thousands).

	December 31,
Debt Summary:	2021	2020
Balance
Fixed rate	$1,974,324	$1,985,572
Variable rate—hedged	1,300,000	1,150,000
Total fixed rate	3,274,324	3,135,572
Total variable rate	801,051	1,827,677
Total debt	$4,075,375	$4,963,249

Debt, preferred equity, and other investments subject to variable rate	294,970	345,877
Net exposure to variable rate debt	506,081	1,481,800

Percent of Total Debt:
Fixed rate	80.3%	63.2%
Variable rate (1)	19.7%	36.8%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	3.14%	3.65%
Variable rate	2.11%	2.30%
Effective interest rate	3.02%	2.91%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 13.4% and 32.1% as of December 31, 2021 and December 31, 2020, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.10% and 0.14% as of December 31, 2021 and 2020, respectively). As of December 6, 2021, the variable rate for our 2021 Credit facility bears interest at an interest rate based on adjusted Term SOFR (0.05% as of December 31, 2021). Our consolidated debt as of December 31, 2021 had a weighted average term to maturity of 3.64 years.
Certain of our debt and equity investments and other investments, with carrying values of $295.0 million as of December 31, 2021 and $345.9 million as of December 31, 2020, are variable rate investments, which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our variable rate debt to total debt was 13.4% and 32.1% as of December 31, 2021 and 2020, respectively.
Mortgage Financing
As of December 31, 2021, our total mortgage debt (excluding our share of joint venture mortgage debt of $5.8 billion) consisted of $1.1 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.31% and $0.4 billion of variable rate debt with an effective weighted average interest rate of 2.45%.

Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, or the 2017 credit facility, and was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2021, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2021, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of December 31, 2021, the applicable spread over adjusted Term SOFR plus 10 basis points was 85 basis points for the revolving credit facility, 95 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2021, the facility fee was 20 basis points.
As of December 31, 2021, we had $2.0 million of outstanding letters of credit, $390.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $860.0 million under the 2021 credit facility. As of December 31, 2021 and December 31, 2020, the revolving credit facility had a carrying value of $381.3 million and $105.3 million, respectively, net of deferred financing costs. As of December 31, 2021 and December 31, 2020, the term loan facilities had a carrying value of $1.2 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
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
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of December 31, 2021, there have been no margin calls on the 2017 MRA.
In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and is scheduled to mature in June 2022. As of December 31, 2021, the facility had no outstanding balance.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2021 and 2020, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2021 Unpaid Principal Balance	December 31, 2021 Accreted Balance	December 31, 2020 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
October 5, 2017 (2)	$500,000	$499,913	$499,803	3.25%	5	October 2022
November 15, 2012 (3)	300,000	301,002	302,086	4.50%	10	December 2022
December 17, 2015 (4)	100,000	100,000	100,000	4.27%	10	December 2025
August 7, 2018	—	—	350,000	—%	3	August 2021
	$900,000	$900,915	$1,251,889
Deferred financing costs, net		(1,607)	(3,670)
	$900,000	$899,308	$1,248,219
(1)Interest rate as of December 31, 2021, taking into account interest rate hedges in effect during the period.
(2)Issued by the Operating Partnership with the Company as the guarantor.
(3)In October 2017, the Company and the Operating Partnership as co-obligors issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334% of par.
(4)Issued by the Company and the Operating Partnership as co-obligors.

Restrictive Covenants
The terms of the 2021 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2021 and 2020, we were in compliance with all such covenants.
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
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of December 31, 2021, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $4.8 million and would increase our share of joint venture annual interest cost by $13.8 million. As of December 31, 2021, $295.0 million, or 27.1%, of our $1.1 billion debt and preferred equity portfolio was indexed to LIBOR.
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

Our long-term debt of $3.3 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2021 bore interest based on a spread to LIBOR of 120 basis points to 340 basis points, and adjusted Term SOFR of 95 basis points to 105 basis points.
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
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership, which are generated by the collection of property revenues, net of operating expenses, interest on our debt and preferred equity portfolio, and asset sales.
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
Before we pay any cash dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2021 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates, which provide services to certain properties owned by us, are partially owned by Gary Green, a son of Stephen L. Green, who serves as a member and as the chairman emeritus of our Board of Directors. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from the profit participation, which is included in Other income on the consolidated statements of operations, was $1.7 million, $1.4 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $14.0 million, $13.3 million and $18.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2021, 2020, and 2019 respectively.

One Vanderbilt Avenue Investment
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
Messrs. Holliday and Mathias cannot monetize their interests until after stabilization of the property (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the 7-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday’s and Mathias’s continued service with us. The price paid upon monetization of the interests will equal the liquidation value of the interests at the time, with the value of One Vanderbilt being based on its sale price, if applicable, or fair market value as determined by an independent third party appraiser. As of December 31, 2021, stabilization of the property was achieved.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the year ended December 31, 2021, we recorded $2.4 million of rent expense under the lease. Additionally, in June 2021, we entered into a lease agreement with the One Vanderbilt joint venture for SUMMIT One Vanderbilt, which commenced in October 2021. For the year ended December 31, 2021, we recorded $5.0 million of rent expense under the lease. See Note 20, “Commitments and Contingencies.”
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
FFO for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income attributable to SL Green common stockholders	$434,804	$356,105	$255,484
Add:
Depreciation and amortization	216,869	313,668	272,358
Joint venture depreciation and noncontrolling interest adjustments	249,087	205,869	192,426
Net income attributable to noncontrolling interests	23,573	34,956	10,142
Less:
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(32,757)	2,961	76,181
Depreciable real estate reserves and impairments	(23,794)	(60,454)	(7,047)
Gain on sale of real estate, net	287,417	215,506	(16,749)
Purchase price and other fair value adjustment	209,443	187,522	69,389
Depreciation on non-rental real estate assets	2,790	2,338	2,935
Funds from Operations attributable to SL Green common stockholders and unit holders	$481,234	$562,725	$605,701
Cash flows provided by operating activities	$255,979	$554,236	$376,473
Cash flows provided by investing activities	$993,581	$1,056,430	$114,494
Cash flows used in financing activities	$(1,285,371)	$(1,479,301)	$(528,650)

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

Climate Change
With our roots in New York City, we are at the center of one of the world's most ambitious climate legislative environments. Through the Climate Leadership and Community Protection Act signed into law in 2019, New York State mandated the adoption of a net-zero carbon economy statewide by 2050, with a zero-carbon electricity grid by 2040. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. As our portfolio is principally located in Manhattan, these policy elements represent the most material sources of transition risks relevant to our business.
While SL Green's portfolio has not been substantially affected by climate-related events to New York City real estate, such as Hurricane Sandy in 2012, we have continued to develop our approach to physical climate risk assessment, management, and mitigation in order to manage and minimize the impacts of future events. We have conducted climate-related scenario analyses as part of our first Task Force on Climate-related Financial Disclosures ("TCFD") report published in 2021, which we made available on our website.
We consider the successful management and mitigation of climate-related risks across our portfolio as an opportunity to raise the financial value of our buildings and pass on these benefits to our stakeholders, tenants, and investors. We believe our investments over the last 20 years in energy efficiency improvements and greenhouse gas emissions reductions have minimized the impact of climate legislation on our portfolio and our active development pipeline sets the standard for sustainable new construction and responsible community engagement. We leverage years of operational excellence to incorporate innovative design and technological solutions. We also utilize recommendations from our portfolio-wide New York State Energy Research and Development Authority ("NYSERDA") emissions reduction study to help lower emissions from tenant spaces and base building operations. Together, these measures are expected to minimize our vulnerability to the physical risks of climate change, as well as transition risks covering policy and legal, market, technology, and reputational factors.
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2021 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2022	$1,006,538	3.38%	$251,051	1.85%	$468,306	10.17%
2023	6,583	3.42%	50,000	2.18%	396,042	4.40%
2024	478,017	3.39%	60,000	2.40%	6,890	—%
2025	100,812	3.32%	—	2.44%	30,000	8.40%
2026	841	3.17%	390,000	2.57%	—	—%
Thereafter	1,680,618	2.70%	50,000	3.08%	187,485	6.94%
Total	$3,273,409	3.35%	$801,051	2.22%	$1,088,723	7.40%
Fair Value	$3,336,463		$800,672
(1)Our debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion as of December 31, 2021.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2021 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2022	$220,358	3.63%	$205,699	2.61%
2023	270,610	3.47%	480,086	3.77%
2024	16,494	3.41%	600,016	4.14%
2025	1,261,456	3.32%	129,729	5.40%
2026	107,214	3.18%	43,272	6.18%
Thereafter	2,435,792	2.93%	121	5.57%
Total	$4,311,924	3.43%	$1,458,923	3.40%
Fair Value	$4,233,695		$1,461,761

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2021 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	LIBOR	$85,000	4.000%	March 2021	March 2022	$—
Interest Rate Cap	Mortgage	LIBOR	111,869	3.500%	November 2021	November 2022	1
Interest Rate Swap	Credit Facility	SOFR	100,000	0.212%	January 2021	January 2023	376
Interest Rate Swap	Mortgage	LIBOR	400,000	0.184%	January 2022	February 2023	1,519
Interest Rate Swap	Mortgage	LIBOR	100,000	1.161%	November 2021	July 2023	(733)
Interest Rate Swap	Credit Facility	SOFR	200,000	1.131%	November 2021	July 2023	(1,371)
Interest Rate Swap	Credit Facility	SOFR	150,000	2.696%	December 2021	January 2024	(5,625)
Interest Rate Swap	Credit Facility	SOFR	150,000	2.721%	December 2021	January 2026	(9,369)
Interest Rate Swap	Credit Facility	SOFR	200,000	2.740%	December 2021	January 2026	(12,814)
Total Consolidated Hedges							$(28,016)
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps represented an asset of $8.8 million in the aggregate as of December 31, 2021. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented a liability of $3.6 million in the aggregate as of December 31, 2021.

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	LIBOR	$220,000	4.000%	February 2020	February 2022	$—
Interest Rate Cap	Mortgage	LIBOR	1,075,000	2.850%	September 2021	September 2022	5
Interest Rate Cap	Mortgage	LIBOR	125,000	2.850%	September 2021	September 2022	1
Interest Rate Cap	Mortgage	LIBOR	23,000	4.750%	January 2021	January 2023	1
Interest Rate Cap	Mortgage	LIBOR	510,000	3.000%	December 2021	June 2023	155
Interest Rate Cap	Mortgage	LIBOR	1,250,000	1.250%	November 2020	October 2024	8,657
Interest Rate Swap	Mortgage	LIBOR	177,000	1.669%	March 2016	February 2026	(3,560)
Total Unconsolidated Hedges							$5,259

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-13
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the measurement of credit losses on financial instruments in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Joint Venture Consolidation Assessment
Description of the Matter
The Company accounted for certain investments in real estate joint ventures under the equity method of accounting and consolidated certain other investments in real estate joint ventures. At December 31, 2021, the Company’s investments in unconsolidated joint ventures was $3.0 billion and noncontrolling interests in consolidated other partnerships was $13.4 million. As discussed in Note 2 to the consolidated financial statements, for each joint venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

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
New York, New York
February 18, 2022

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,350,701	$1,315,832
Building and improvements	3,671,402	4,168,193
Building leasehold and improvements	1,645,081	1,448,134
Right of use asset - financing leases	—	55,711
Right of use asset - operating leases	983,723	367,209
	7,650,907	7,355,079
Less: accumulated depreciation	(1,896,199)	(1,956,077)
	5,754,708	5,399,002
Assets held for sale	140,855	—
Cash and cash equivalents	251,417	266,059
Restricted cash	85,567	106,736
Investments in marketable securities	34,752	28,570
Tenant and other receivables	47,616	44,507
Related party receivables	29,408	34,657
Deferred rents receivable	248,313	302,791
Debt and preferred equity investments, net of discounts and deferred origination fees of $5,057 and $11,232 and allowances of $6,630 and $13,213 in 2021 and 2020, respectively	1,088,723	1,076,542
Investments in unconsolidated joint ventures	2,997,934	3,823,322
Deferred costs, net	124,495	177,168
Other assets	262,841	448,213
Total assets (1)	$11,066,629	$11,707,567
Liabilities
Mortgages and other loans payable, net	$1,394,386	$1,979,972
Revolving credit facility, net	381,334	105,262
Unsecured term loans, net	1,242,002	1,495,275
Unsecured notes, net	899,308	1,248,219
Accrued interest payable	12,698	14,825
Other liabilities	195,390	302,798
Accounts payable and accrued expenses	157,571	151,309
Deferred revenue	107,275	118,572
Lease liability - financing leases	102,914	152,521
Lease liability - operating leases	851,370	339,458
Dividend and distributions payable	187,372	149,294
Security deposits	52,309	53,836
Liabilities related to assets held for sale	64,120	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,748,049	6,211,341
Commitments and contingencies
Noncontrolling interests in Operating Partnership	344,252	358,262
Preferred units	196,075	202,169

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2021	December 31, 2020
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2021 and 2020	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 65,132 and 67,470 issued and outstanding at December 31, 2021 and 2020, respectively (including 1,027 and 996 shares held in treasury at December 31, 2021 and 2020, respectively)	672	716
Additional paid-in-capital	3,739,409	3,862,949
Treasury stock at cost	(126,160)	(124,049)
Accumulated other comprehensive loss	(46,758)	(67,247)
Retained earnings	975,781	1,015,462
Total SL Green stockholders' equity	4,764,876	4,909,763
Noncontrolling interests in other partnerships	13,377	26,032
Total equity	4,778,253	4,935,795
Total liabilities and equity	$11,066,629	$11,707,567

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $193.4 million and $41.2 million of land, $336.9 million and $57.9 million of building and improvements, $— million and $2.0 million of building and leasehold improvements, $15.4 million and $37.8 million of right of use assets, $11.7 million and $10.3 million of accumulated depreciation, $574.4 million and $289.5 million of other assets included in other line items, $418.9 million and $94.0 million of real estate debt, net, $0.8 million and $0.7 million of accrued interest payable, $15.3 million and $29.9 million of lease liabilities, and $145.2 million and $56.6 million of other liabilities included in other line items as of December 31, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Rental revenue, net	$678,176	$804,423	$983,557
Investment income	80,340	120,163	195,590
Other income	85,475	128,158	59,848
Total revenues	843,991	1,052,744	1,238,995
Expenses
Operating expenses, including related party expenses of $12,377 in 2021, $12,643 in 2020 and $18,106 in 2019	167,153	183,200	234,676
Real estate taxes	152,835	176,315	190,764
Operating lease rent	26,554	29,043	33,188
Interest expense, net of interest income	70,891	116,679	190,521
Amortization of deferred financing costs	11,424	11,794	11,653
Depreciation and amortization	216,869	313,668	272,358
Loan loss and other investment reserves, net of recoveries	2,931	35,298	—
Transaction related costs	3,773	503	729
Marketing, general and administrative	94,912	91,826	100,875
Total expenses	747,342	958,326	1,034,764
Equity in net loss from unconsolidated joint ventures	(55,402)	(25,195)	(34,518)
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(32,757)	2,961	76,181
Purchase price and other fair value adjustment	210,070	187,522	69,389
Gain on sale of real estate, net	287,417	215,506	(16,749)
Depreciable real estate reserves and impairments	(23,794)	(60,454)	(7,047)
Loss on early extinguishment of debt	(1,551)	—	—
Net income	480,632	414,758	291,487
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(25,457)	(20,016)	(13,301)
Noncontrolling interests in other partnerships	1,884	(14,940)	3,159
Preferred units distributions	(7,305)	(8,747)	(10,911)
Net income attributable to SL Green	449,754	371,055	270,434
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net income attributable to SL Green common stockholders	$434,804	$356,105	$255,484

Basic earnings per share:	$6.57	$5.03	$3.29
Diluted earnings per share:	$6.50	$5.01	$3.28

Basic weighted average common shares outstanding	65,740	70,397	77,057
Diluted weighted average common shares and common share equivalents outstanding	70,769	75,078	81,865

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$480,632	$414,758	$291,487
Other comprehensive loss:
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	21,427	(39,743)	(47,118)
Increase (decrease) in unrealized value of marketable securities	104	(1,318)	1,249
Other comprehensive income (loss)	21,531	(41,061)	(45,869)
Comprehensive income	502,163	373,697	245,618
Net income attributable to noncontrolling interests and preferred units distributions	(30,878)	(43,703)	(21,053)
Other comprehensive (income) loss attributable to noncontrolling interests	(1,042)	2,299	2,276
Comprehensive income attributable to SL Green	$470,243	$332,293	$226,841

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares (1)	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	78,897	$847	$4,508,685	$(124,049)	$15,108	$1,278,998	$46,334	$5,947,855
Net income							270,434	(3,159)	267,275
Acquisition of subsidiary interest from noncontrolling interest				(569)				(25,276)	(25,845)
Other comprehensive loss						(43,593)			(43,593)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		4		334					334
Conversion of units in the Operating Partnership for common stock		5		471					471
Reallocation of noncontrolling interest in the Operating Partnership							(34,320)		(34,320)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		99	2	25,761					25,763
Repurchases of common stock		(4,333)	(46)	(248,287)			(136,066)		(384,399)
Contributions to consolidated joint venture interests								58,462	58,462
Cash distributions to noncontrolling interests								(478)	(478)
Cash distributions declared ($3.6434 per common share, none of which represented a return of capital for federal income tax purposes)							(279,377)		(279,377)
Balance at December 31, 2019	$221,932	74,672	$803	$4,286,395	$(124,049)	$(28,485)	$1,084,719	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326							(39,184)		(39,184)
Balance at January 1, 2020	$221,932	74,672	$803	$4,286,395	$(124,049)	$(28,485)	$1,045,535	$75,883	$5,478,014
Net income							371,055	14,940	385,995
Acquisition of subsidiary interest from noncontrolling interest				(3,123)				1,587	(1,536)
Other comprehensive loss						(38,762)			(38,762)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		16		1,006					1,006
Conversion of units in the Operating Partnership for common stock		95	1	8,743					8,744
Reallocation of noncontrolling interest in the Operating Partnership							32,598		32,598
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)	—	25,271					25,271
Repurchases of common stock		(8,276)	(88)	(455,343)			(76,831)		(532,262)
Contributions to consolidated joint venture interests								12,477	12,477
Cash distributions to noncontrolling interests								(78,855)	(78,855)
Cash distributions declared ($4.9374 per common share, none of which represented a return of capital for federal income tax purposes)							(341,945)		(341,945)
Balance at December 31, 2020	$221,932	66,474	$716	$3,862,949	$(124,049)	$(67,247)	$1,015,462	$26,032	$4,935,795
Net income							449,754	(1,884)	447,870
Other comprehensive income						20,489			20,489
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		11		738					738
Reallocation of noncontrolling interest in the Operating Partnership							(9,851)		(9,851)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		108	2	32,581					32,583
Repurchases of common stock		(4,474)	(46)	(281,206)			(56,372)		(337,624)
Proceeds from stock options exercised		12		818					818
Contributions to consolidated joint venture interests								336	336
Sale of interest in partially owned entity								(4,476)	(4,476)
Cash distributions to noncontrolling interests								(6,631)	(6,631)

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares (1)	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Issuance of special dividend paid primarily in stock		1,974		123,529	(2,111)		2,111		123,529
Cash distributions declared ($6.2729 per common share, none of which represented a return of capital for federal income tax purposes)							(410,373)		(410,373)
Balance at December 31, 2021	$221,932	64,105	$672	$3,739,409	$(126,160)	$(46,758)	$975,781	$13,377	$4,778,253

(1)On January 18, 2022, we completed a reverse stock split whereby every 1.03060 SL Green common share was combined into 1 SL Green common share. We have retroactively adjusted the outstanding share counts, share activity, cash distributions declared, and earnings per share, as if the reverse split occurred on December 31, 2018.
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$480,632	$414,758	$291,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,293	325,462	284,011
Equity in net loss from unconsolidated joint ventures	55,402	25,195	34,518
Distributions of cumulative earnings from unconsolidated joint ventures	824	679	864
Equity in net loss (gain) on sale of interest in unconsolidated joint venture interest/real estate	32,757	(2,961)	(76,181)
Purchase price and other fair value adjustments	(210,070)	(187,522)	(69,389)
Depreciable real estate reserves and impairments	23,794	60,454	7,047
(Gain) loss on sale of real estate, net	(287,417)	(215,506)	16,749
Loan loss reserves and other investment reserves, net of recoveries	2,931	35,298	—
Loss on early extinguishment of debt	1,551	—	—
Deferred rents receivable	(6,701)	(7,582)	(13,941)
Non-cash lease expense	17,234	11,984	13,744
Other non-cash adjustments	37,164	15,178	271
Changes in operating assets and liabilities:
Tenant and other receivables	(20,561)	(17,074)	(4,968)
Related party receivables	(8,727)	1,451	7,802
Deferred lease costs	(10,117)	(20,900)	(70,938)
Other assets	20,345	(26,137)	(18,630)
Accounts payable, accrued expenses, other liabilities and security deposits	(66,387)	132,171	(25,597)
Deferred revenue	(1,727)	20,657	10,824
Change in lease liability - operating leases	(33,241)	(11,369)	(11,200)
Net cash provided by operating activities	255,979	554,236	376,473
Investing Activities
Acquisitions of real estate property	$(152,791)	$(86,846)	$(262,591)
Additions to land, buildings and improvements	(302,486)	(458,140)	(252,986)
Acquisition deposits and deferred purchase price	—	—	(5,239)
Investments in unconsolidated joint ventures	(88,872)	(70,315)	(128,682)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	770,604	124,572	79,020
Net proceeds from disposition of real estate/joint venture interest	651,594	1,112,382	208,302
Cash assumed from consolidation of real estate investment	9,475	—	—
Proceeds from sale or redemption of marketable securities	4,528	—	—
Purchases of marketable securities	(10,000)	—	—
Other investments	40,200	32,479	(7,869)
Origination of debt and preferred equity investments	(95,695)	(360,953)	(607,844)
Repayments or redemption of debt and preferred equity investments	167,024	763,251	1,092,383
Net cash provided by investing activities	993,581	1,056,430	114,494

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Financing Activities
Proceeds from mortgages and other loans payable	$39,689	$1,181,892	$752,984
Repayments of mortgages and other loans payable	(375,044)	(1,186,828)	(230,076)
Proceeds from revolving credit facility and senior unsecured notes	1,488,000	1,495,000	1,310,000
Repayments of revolving credit facility and senior unsecured notes	(1,808,000)	(1,875,000)	(1,570,000)
Proceeds from stock options exercised and DRSPP issuance	1,556	1,006	334
Repurchase of common stock	(341,403)	(528,483)	(384,399)
Redemption of preferred stock	(6,040)	(82,750)	(18,142)
Redemption of OP units	(25,703)	(27,342)	(27,495)
Distributions to noncontrolling interests in other partnerships	(6,631)	(85,468)	(478)
Contributions from noncontrolling interests in other partnerships	336	12,477	10,239
Acquisition of subsidiary interest from noncontrolling interest	—	(1,536)	(25,845)
Distributions to noncontrolling interests in the Operating Partnership	(15,749)	(12,652)	(14,729)
Dividends paid on common and preferred stock	(271,075)	(293,996)	(306,386)
Other obligation related to secured borrowing	51,862	—	—
Tax withholdings related to restricted share awards	(2,990)	(4,752)	(3,495)
Deferred loan costs	(13,745)	(70,036)	(21,162)
Principal payments of on financing lease liabilities	(434)	(833)	—
Net cash used in financing activities	(1,285,371)	(1,479,301)	(528,650)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(35,811)	131,365	(37,683)
Cash, cash equivalents, and restricted cash at beginning of year	372,795	241,430	279,113
Cash, cash equivalents, and restricted cash at end of period	$336,984	$372,795	$241,430

Supplemental cash flow disclosures:
Interest paid	$152,773	$201,348	$248,684
Income taxes paid	$4,405	$2,296	$1,489

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$—	$8,744	$471
Redemption of units in the Operating Partnership for a joint venture sale	27,586	—	—
Exchange of preferred equity investment for real estate or equity in joint venture	—	119,497	—
Exchange of debt investment for real estate or equity in joint venture	9,468	122,796	34,498
Assumption of mortgage loan	60,000	—	—
Issuance of special dividend paid primarily in stock	121,418	—	—
Issuance of preferred units relating to a real estate acquisition	—	—	1,000
Tenant improvements and capital expenditures payable	7,580	1,665	6,056
Fair value adjustment to noncontrolling interest in the Operating Partnership	9,851	32,598	34,320
Deconsolidation of a subsidiary	66,837	854,437	395
Deconsolidation of a subsidiary mortgage	510,000	5,593	—
Mortgages assumed in connection with sale of real estate	—	250,000	—
Seller financed purchases	—	100,000	—
Debt and preferred equity investments	8,372	9,014	—
Transfer of assets related to assets held for sale	140,855	—	391,664
Reversal of assets held for sale	—	391,664	—

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Transfer of liabilities related to assets held for sale	64,120	—	—
Extinguishment of debt in connection with property dispositions	53,548	—	—
Consolidation of real estate investment	119,444	—	—
Removal of fully depreciated commercial real estate properties	19,831	66,169	19,577
Sale of interest in partially owned entity	4,476	—	—
Contribution to consolidated joint venture by noncontrolling interest	—	—	48,223
Distributions to noncontrolling interests	358	6,613	—
Share repurchase payable	—	3,779	—
Recognition of sales-type leases and related lease liabilities	—	119,725	—
Recognition of right of use assets and related lease liabilities	537,344	61,990	389,120
In December 2021, the Company declared a regular monthly distribution per share of $0.3108 ($0.3203 reflecting reverse stock split noted in Note 1, "Organization and Basis of Presentation") that was paid in cash and a special distribution per share of $2.4392 ($2.5138 reflecting reverse stock split noted in Note 1, "Organization and Basis of Presentation") that was paid entirely in stock. These distributions were paid in January 2022. In December 2020, the Company declared a regular monthly distribution per share of $0.3217 that was paid in cash and a special distribution per share of $1.7996 that was paid entirely in stock. These distributions were paid in January 2021. In December 2019, the Company declared a quarterly distribution per share of $0.9387. This distribution was paid in January 2020. These distribution amounts have been retroactively adjusted to reflect the reverse stock split that was effectuated in January 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2021	2020	2019
Cash and cash equivalents	$251,417	$266,059	$166,070
Restricted cash	85,567	106,736	75,360
Total cash, cash equivalents, and restricted cash	$336,984	$372,795	$241,430
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the Operating Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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

Joint Venture Consolidation Assessment
Description of the Matter
The Operating Partnership accounted for certain investments in real estate joint ventures under the equity method of accounting and consolidated certain other investments in real estate joint ventures. At December 31, 2021, the Operating Partnership’s investments in unconsolidated joint ventures was $3.0 billion and noncontrolling interests in consolidated other partnerships was $13.4 million. As discussed in Note 2 to the consolidated financial statements, for each joint venture, the Operating Partnership evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

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
New York, New York
February 18, 2022

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2021	December 31, 2020
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,350,701	$1,315,832
Building and improvements	3,671,402	4,168,193
Building leasehold and improvements	1,645,081	1,448,134
Right of use asset - financing leases	—	55,711
Right of use asset - operating leases	983,723	367,209
	7,650,907	7,355,079
Less: accumulated depreciation	(1,896,199)	(1,956,077)
	5,754,708	5,399,002
Assets held for sale	140,855	—
Cash and cash equivalents	251,417	266,059
Restricted cash	85,567	106,736
Investments in marketable securities	34,752	28,570
Tenant and other receivables	47,616	44,507
Related party receivables	29,408	34,657
Deferred rents receivable	248,313	302,791
Debt and preferred equity investments, net of discounts and deferred origination fees of $5,057 and $11,232 and allowances of $6,630 and $13,213 in 2021 and 2020, respectively	1,088,723	1,076,542
Investments in unconsolidated joint ventures	2,997,934	3,823,322
Deferred costs, net	124,495	177,168
Other assets	262,841	448,213
Total assets (1)	$11,066,629	$11,707,567
Liabilities
Mortgages and other loans payable, net	$1,394,386	$1,979,972
Revolving credit facility, net	381,334	105,262
Unsecured term loans, net	1,242,002	1,495,275
Unsecured notes, net	899,308	1,248,219
Accrued interest payable	12,698	14,825
Other liabilities	195,390	302,798
Accounts payable and accrued expenses	157,571	151,309
Deferred revenue	107,275	118,572
Lease liability - financing leases	102,914	152,521
Lease liability - operating leases	851,370	339,458
Dividend and distributions payable	187,372	149,294
Security deposits	52,309	53,836
Liabilities related to assets held for sale	64,120	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,748,049	6,211,341
Commitments and contingencies
Limited partner interests in SLGOP (3,782 and 3,939 limited partner common units outstanding at December 31, 2021 and 2020, respectively)	344,252	358,262
Preferred units	196,075	202,169

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2021	December 31, 2020
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2021 and 2020	221,932	221,932
SL Green partners' capital (677 and 703 general partner common units, and 63,428 and 65,771 limited partner common units outstanding at December 31, 2021 and 2020, respectively)	4,589,702	4,755,078
Accumulated other comprehensive loss	(46,758)	(67,247)
Total SLGOP partners' capital	4,764,876	4,909,763
Noncontrolling interests in other partnerships	13,377	26,032
Total capital	4,778,253	4,935,795
Total liabilities and capital	$11,066,629	$11,707,567

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $193.4 million and $41.2 million of land, $336.9 million and $57.9 million of building and improvements, $— million and $2.0 million of building and leasehold improvements, $15.4 million and $37.8 million of right of use assets, $11.7 million and $10.3 million of accumulated depreciation, $574.4 million and $289.5 million of other assets included in other line items, $418.9 million and $94.0 million of real estate debt, net, $0.8 million and $0.7 million of accrued interest payable, $15.3 million and $29.9 million of lease liabilities, and $145.2 million and $56.6 million of other liabilities included in other line items as of December 31, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Rental revenue, net	$678,176	$804,423	$983,557
Investment income	80,340	120,163	195,590
Other income	85,475	128,158	59,848
Total revenues	843,991	1,052,744	1,238,995
Expenses
Operating expenses, including related party expenses of $12,377 in 2021, $12,643 in 2020 and $18,106 in 2019	167,153	183,200	234,676
Real estate taxes	152,835	176,315	190,764
Operating lease rent	26,554	29,043	33,188
Interest expense, net of interest income	70,891	116,679	190,521
Amortization of deferred financing costs	11,424	11,794	11,653
Depreciation and amortization	216,869	313,668	272,358
Loan loss and other investment reserves, net of recoveries	2,931	35,298	—
Transaction related costs	3,773	503	729
Marketing, general and administrative	94,912	91,826	100,875
Total expenses	747,342	958,326	1,034,764
Equity in net loss from unconsolidated joint ventures	(55,402)	(25,195)	(34,518)
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(32,757)	2,961	76,181
Purchase price and other fair value adjustment	210,070	187,522	69,389
Gain on sale of real estate, net	287,417	215,506	(16,749)
Depreciable real estate reserves and impairments	(23,794)	(60,454)	(7,047)
Loss on early extinguishment of debt	(1,551)	—	—
Net income	480,632	414,758	291,487
Net loss (income) attributable to noncontrolling interests in other partnerships	1,884	(14,940)	3,159
Preferred unit distributions	(7,305)	(8,747)	(10,911)
Net income attributable to SLGOP	475,211	391,071	283,735
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net income attributable to SLGOP common unitholders	$460,261	$376,121	$268,785

Basic earnings per unit:	$6.57	$5.03	$3.29
Diluted earnings per unit:	$6.50	$5.01	$3.28

Basic weighted average common units outstanding	69,727	74,493	81,332
Diluted weighted average common units and common unit equivalents outstanding	70,769	75,078	81,865

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$480,632	$414,758	$291,487
Other comprehensive loss:
Increase (decrease) in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	21,427	(39,743)	(47,118)
Increase (decrease) in unrealized value of marketable securities	104	(1,318)	1,249
Other comprehensive income (loss)	21,531	(41,061)	(45,869)
Comprehensive income	502,163	373,697	245,618
Net loss (income) attributable to noncontrolling interests	1,884	(14,940)	3,159
Other comprehensive (income) loss attributable to noncontrolling interests	(1,042)	2,299	2,276
Comprehensive income attributable to SLGOP	$503,005	$361,056	$251,053

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units (1)	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2018	$221,932	78,897	$5,664,481	$15,108	$46,334	$5,947,855
Net income			270,434		(3,159)	267,275
Acquisition of subsidiary interest from noncontrolling interest			(569)		(25,276)	(25,845)
Other comprehensive loss				(43,593)		(43,593)
Preferred distributions			(14,950)			(14,950)
DRSPP proceeds		4	334			334
Conversion of common units		5	471			471
Reallocation of noncontrolling interests in the operating partnership			(34,320)			(34,320)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		99	25,763			25,763
Repurchases of common units		(4,333)	(384,399)			(384,399)
Contributions to consolidated joint venture interests					58,462	58,462
Cash distributions to noncontrolling interests					(478)	(478)
Cash distributions declared ($3.6434 per common unit, none of which represented a return of capital for federal income tax purposes)			(279,377)			(279,377)
Balance at December 31, 2019	$221,932	74,672	$5,247,868	$(28,485)	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326			(39,184)			(39,184)
Balance at January 1, 2020	$221,932	74,672	$5,208,684	$(28,485)	$75,883	$5,478,014
Net income			371,055		14,940	385,995
Acquisition of subsidiary interest from noncontrolling interest			(3,123)		1,587	(1,536)
Other comprehensive loss				(38,762)		(38,762)
Preferred distributions			(14,950)			(14,950)
DRSPP proceeds		16	1,006			1,006
Conversion of common units		95	8,744			8,744
Reallocation of noncontrolling interest in the operating partnership			32,598			32,598
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)	25,271			25,271
Repurchases of common units		(8,276)	(532,262)			(532,262)
Contributions to consolidated joint venture interests					12,477	12,477
Cash distributions to noncontrolling interests					(78,855)	(78,855)
Cash distributions declared ($4.9374 per common unit, none of which represented a return of capital for federal income tax purposes)			(341,945)			(341,945)
Balance at December 31, 2020	$221,932	66,474	$4,755,078	$(67,247)	$26,032	$4,935,795
Net income			449,754		(1,884)	447,870
Other comprehensive income				20,489		20,489
Preferred distributions			(14,950)			(14,950)
DRSPP proceeds		11	738			738
Reallocation of noncontrolling interest in the operating partnership			(9,851)			(9,851)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		108	32,583			32,583
Repurchases of common units		(4,474)	(337,624)			(337,624)
Proceeds from stock options exercised		12	818			818
Contributions to consolidated joint venture interests					336	336
Sale of interest in partially owned entity					(4,476)	(4,476)
Cash distributions to noncontrolling interests					(6,631)	(6,631)
Issuance of special distribution paid primarily in units		1,974	123,529			123,529
Cash distributions declared ($6.2729 per common unit, none of which represented a return of capital for federal income tax purposes)			(410,373)			(410,373)
Balance at December 31, 2021	$221,932	64,105	$4,589,702	$(46,758)	$13,377	$4,778,253

(1)On January 18, 2022, we completed a reverse stock split whereby every 1.03060 SL Green Operating Partnership common unit was combined into 1 SL Green Operating Partnership common unit. We have retroactively adjusted the outstanding unit counts, unit activity, cash distributions declared, and earnings per units, as if the reverse split occurred on December 31, 2018.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income	$480,632	$414,758	$291,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,293	325,462	284,011
Equity in net loss from unconsolidated joint ventures	55,402	25,195	34,518
Distributions of cumulative earnings from unconsolidated joint ventures	824	679	864
Equity in net loss (gain) on sale of interest in unconsolidated joint venture interest/real estate	32,757	(2,961)	(76,181)
Purchase price and other fair value adjustments	(210,070)	(187,522)	(69,389)
Depreciable real estate reserves and impairments	23,794	60,454	7,047
(Gain) loss on sale of real estate, net	(287,417)	(215,506)	16,749
Loan loss reserves and other investment reserves, net of recoveries	2,931	35,298	—
Loss on early extinguishment of debt	1,551	—	—
Deferred rents receivable	(6,701)	(7,582)	(13,941)
Non-cash lease expense	17,234	11,984	13,744
Other non-cash adjustments	37,164	15,178	271
Changes in operating assets and liabilities:
Tenant and other receivables	(20,561)	(17,074)	(4,968)
Related party receivables	(8,727)	1,451	7,802
Deferred lease costs	(10,117)	(20,900)	(70,938)
Other assets	20,345	(26,137)	(18,630)
Accounts payable, accrued expenses, other liabilities and security deposits	(66,387)	132,171	(25,597)
Deferred revenue	(1,727)	20,657	10,824
Change in lease liability - operating leases	(33,241)	(11,369)	(11,200)
Net cash provided by operating activities	255,979	554,236	376,473
Investing Activities
Acquisitions of real estate property	$(152,791)	$(86,846)	$(262,591)
Additions to land, buildings and improvements	(302,486)	(458,140)	(252,986)
Acquisition deposits and deferred purchase price	—	—	(5,239)
Investments in unconsolidated joint ventures	(88,872)	(70,315)	(128,682)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	770,604	124,572	79,020
Net proceeds from disposition of real estate/joint venture interest	651,594	1,112,382	208,302
Cash assumed from consolidation of real estate investment	9,475	—	—
Proceeds from sale or redemption of marketable securities	4,528	—	—
Purchases of marketable securities	(10,000)	—	—
Other investments	40,200	32,479	(7,869)
Origination of debt and preferred equity investments	(95,695)	(360,953)	(607,844)
Repayments or redemption of debt and preferred equity investments	167,024	763,251	1,092,383
Net cash provided by investing activities	993,581	1,056,430	114,494

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019

Financing Activities
Proceeds from mortgages and other loans payable	$39,689	$1,181,892	$752,984
Repayments of mortgages and other loans payable	(375,044)	(1,186,828)	(230,076)
Proceeds from revolving credit facility and senior unsecured notes	1,488,000	1,495,000	1,310,000
Repayments of revolving credit facility and senior unsecured notes	(1,808,000)	(1,875,000)	(1,570,000)
Payment of debt extinguishment costs	—	—	—
Proceeds from stock options exercised and DRSPP issuance	1,556	1,006	334
Repurchase of common units	(341,403)	(528,483)	(384,399)
Redemption of preferred units	(6,040)	(82,750)	(18,142)
Redemption of OP units	(25,703)	(27,342)	(27,495)
Distributions to noncontrolling interests in other partnerships	(6,631)	(85,468)	(478)
Contributions from noncontrolling interests in other partnerships	336	12,477	10,239
Acquisition of subsidiary interest from noncontrolling interest	—	(1,536)	(25,845)
Distributions paid on common and preferred units	(286,824)	(306,648)	(321,115)
Other obligation related to secured borrowing	51,862	—	—
Tax withholdings related to restricted share awards	(2,990)	(4,752)	(3,495)
Deferred loan costs	(13,745)	(70,036)	(21,162)
Principal payments of on financing lease liabilities	(434)	(833)	—
Net cash used in financing activities	(1,285,371)	(1,479,301)	(528,650)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(35,811)	131,365	(37,683)
Cash, cash equivalents, and restricted cash at beginning of year	372,795	241,430	279,113
Cash, cash equivalents, and restricted cash at end of period	$336,984	$372,795	$241,430

Supplemental cash flow disclosures:
Interest paid	$152,773	$201,348	$248,684
Income taxes paid	$4,405	$2,296	$1,489

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$—	$8,744	$471
Redemption of units in the Operating Partnership for a joint venture sale	27,586	—	—
Exchange of preferred equity investment for real estate or equity in joint venture	—	119,497	—
Exchange of debt investment for real estate or equity in joint venture	9,468	122,796	34,498
Assumption of mortgage loan	60,000	—	—
Issuance of common units relating to the real estate acquisition	121,418	—	—
Issuance of preferred units relating to a real estate acquisition	—	—	1,000
Tenant improvements and capital expenditures payable	7,580	1,665	6,056
Fair value adjustment to noncontrolling interest in the Operating Partnership	9,851	32,598	34,320
Deconsolidation of a subsidiary	66,837	854,437	395
Deconsolidation of a subsidiary mortgage	510,000	5,593	—
Mortgages assumed in connection with sale of real estate	—	250,000	—
Seller financed purchases	—	100,000	—
Debt and preferred equity investments	8,372	9,014	—
Transfer of assets related to assets held for sale	140,855	—	391,664

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Reversal of assets held for sale	—	391,664	—
Transfer of liabilities related to assets held for sale	64,120	—	—
Extinguishment of debt in connection with property dispositions	53,548	—	—
Consolidation of real estate investment	119,444	—	—
Removal of fully depreciated commercial real estate properties	19,831	66,169	19,577
Sale of interest in partially owned entity	4,476	—	—
Contribution to consolidated joint venture by noncontrolling interest	—	—	48,223
Distributions to noncontrolling interests	358	6,613	—
Share repurchase payable	—	3,779	—
Recognition of sales-type leases and related lease liabilities	—	119,725	—
Recognition of right of use assets and related lease liabilities	537,344	61,990	389,120
In December 2021, the Operating Partnership declared a regular monthly distribution per unit of $0.3108 ($0.3203 reflecting reverse stock split noted in Note 1, "Organization and Basis of Presentation") that was paid in cash and a special distribution per unit of $2.4392 ($2.5138 reflecting reverse stock split noted in Note 1, "Organization and Basis of Presentation") that was paid entirely in units. These distributions were paid in January 2022. In December 2020, the Company declared a regular monthly distribution per unit of $0.3217 that was paid in cash and a special distribution per unit of $1.7996 that was paid entirely in units. These distributions were paid in January 2021. In December 2019, the Company declared a quarterly distribution per unit of $0.9387. This distribution was paid in January 2020. These distribution amounts have been retroactively adjusted to reflect the reverse stock split that was effectuated in January 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2021	2020	2019
Cash and cash equivalents	$251,417	$266,059	$166,070
Restricted cash	85,567	106,736	75,360
Total cash, cash equivalents, and restricted cash	$336,984	$372,795	$241,430
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2021

1. Organization and Basis of Presentation
SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as S.L. Green Management Corp, or the Service Corporation. All of the management, leasing and construction services that are provided to the properties that are wholly-owned by us and that are provided to certain joint ventures are conducted through SL Green Management LLC and S.L. Green Management Corp., respectively, which are 100% owned by the Operating Partnership. The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2021, noncontrolling investors held, in the aggregate, a 5.57% limited partnership interest in the Operating Partnership, inclusive of retroactive adjustments to reflect the reverse stock split. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On December 31, 2021, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated		Unconsolidated		Total
Location	Property Type		Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office		12	8,180,345	10	12,004,183	22	20,184,528	92.1%
	Retail		2	17,888	9	301,996	11	319,884	91.2%
	Development/Redevelopment	(1)	8	2,538,284	3	3,275,508	11	5,813,792	N/A
	Fee Interest		1	7,684	—	—	1	7,684	N/A
			23	10,744,201	22	15,581,687	45	26,325,888	92.0%
Suburban	Office		7	862,800	—	—	7	862,800	78.9%
Total commercial properties			30	11,607,001	22	15,581,687	52	27,188,688	91.5%
Residential:
Manhattan	Residential		1	82,250	6	445,934	7	528,184	97.0%
Total portfolio			31	11,689,251	28	16,027,621	59	27,716,872	91.6%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
As of December 31, 2021, we also managed two office buildings owned by third parties encompassing approximately 2.1 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.1 billion, excluding $10.1 million of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and preferred equity investments line item.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
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
Subsequent Events
On December 2, 2021, our Board of Directors declared an ordinary dividend of $0.3108 per share ($0.3203 per share reflecting reverse stock split noted below) and a special dividend of $2.4392 per share ($2.5138 per share reflecting reverse stock split noted below) (together, "the Total Dividend"). The Total Dividend was paid on January 18, 2022 to shareholders of record at the close of business on December 15, 2021 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.
To mitigate the dilutive impact of the common stock issued in the special dividend, the board of directors also authorized a reverse stock split, which was effective after markets closed on January 21, 2022. On January 10, 2022, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.03060-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
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
December 31, 2021
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
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 years to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 year to 15 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 year to 15 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2021, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 5.1 years, 14.3 years, and 3.8 years, respectively.
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
December 31, 2021
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
Right of use assets - operating leases are amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent under ASC 842.
Depreciation expense (including amortization of right of use assets - financing leases) totaled $187.3 million, $277.5 million, and $233.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
For the year ended December 31, 2021, we recognized a reduction of rental revenue of ($4.2 million) for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the years ended December 31, 2020 and 2019, we recognized $5.9 million and $4.5 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Identified intangible assets (included in other assets):
Gross amount	$199,722	$215,673
Accumulated amortization	(182,643)	(190,523)
Net (1)	$17,079	$25,150
Identified intangible liabilities (included in deferred revenue):
Gross amount	$212,767	$241,409
Accumulated amortization	(210,262)	(230,479)
Net (1)	$2,505	$10,930
(1)    As of December 31, 2021, $1.8 million of net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale. As of December 31, 2020, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2022	505
2023	476
2024	56
2025	234
2026	205
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2022	5,575
2023	5,409
2024	3,544
2025	2,027
2026	1,850
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of December 31, 2021, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326. We account for our equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.
As of December 31, 2021 and 2020, we held the following marketable securities (in thousands):

	December 31,
	2021	2020
Commercial mortgage-backed securities	$24,146	$28,570
Total marketable securities available-for-sale	$24,146	$28,570

Equity marketable securities	$10,606	$—
Total investment in marketable securities	$34,752	$28,570
The cost basis of the commercial mortgage-backed securities was $23.0 million and $27.5 million as of December 31, 2021 and 2020, respectively. These securities mature at various times through 2035. All securities were in an unrealized gain position as of December 31, 2021 except for one security, which had an unrealized loss of $0.6 million and a fair market value of $7.2 million as of December 31, 2021, and an unrealized loss of $0.7 million and a fair value of $7.0 million as of December 31, 2020. This marketable security was in in a continuous unrealized loss position for more than 12 months as of December 31, 2021 and less than 12 months as of December 31, 2020. We do not intend to sell these securities and it is more likely than not that we will not be required to sell the investment before the recovery of their amortized cost basis.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
We held equity marketable securities as of December 31, 2021 and no equity marketable securities as of December 31, 2020. We recognized $0.6 million of unrealized gains for the year ended December 31, 2021.
During the year ended December 31, 2021, we received aggregate net proceeds of $4.5 million from the repayment of one debt marketable security. During the years ended 2020 and 2019, we did not dispose of any debt marketable securities. We did not dispose of any equity marketable securities during the year ended December 31, 2021.
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences in accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans.
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired as of December 31, 2021.
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
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2021, 2020 and 2019, $6.2 million, $5.4 million, and $6.3 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
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
December 31, 2021
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
To determine whether the leased space is available for its intended use by the lessee, management evaluates whether we or the tenant are the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
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
December 31, 2021
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
December 31, 2021
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
During the years ended December 31, 2021, 2020 and 2019, we recorded Federal, state and local tax provisions of $2.8 million, $1.2 million, and $1.5 million, respectively. For the year ended December 31, 2021, the Company paid distributions on its common stock of $8.09 per share which represented $0.50 per share of ordinary income and $5.92 per share of capital gains. For the year ended December 31, 2020, the Company paid distributions on its common stock of $5.54 per share which represented $1.84 per share of ordinary income, and $3.06 per share of capital gains. For the year ended December 31, 2019, the Company paid distributions on its common stock of $3.40 per share which represented $2.59 per share of ordinary income and $0.81 per share of capital gains. In order to present information that is consistent with the tax forms issued with respect to these tax years, these per-share numbers have not been retroactively adjusted to reflect the reverse stock split that was effectuated in January 2021 and January 2022.
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
December 31, 2021
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
Awards can also be made in the form of a separate series of units of limited partnership interest in the Operating Partnership called long-term incentive plan units, or LTIP units. LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, are valued by reference to the value of the Company's common stock at the time of grant and are subject to such conditions and restrictions as the compensation committee of the Company's board of directors may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.
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
December 31, 2021
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
Earnings per Share of the Company
The Company presents both basic and diluted earnings per share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. Diluted EPS also includes units of limited partnership interest. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. Earnings per share has been retroactively adjusted to reflect the reverse stock split effectuated in January 2022 for all periods presented in this Annual Report on Form 10-K.
Earnings per Unit of the Operating Partnership
The Operating Partnership presents both basic and diluted earnings per unit ("EPU") using the two-class method, which is an earnings allocation formula that determines EPU for common units and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPU is computed by dividing the income available to common unitholders by the weighted-average number of common units outstanding for the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common units. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount. The dilutive effect of unit options is reflected in the weighted average diluted outstanding units calculation by application of the treasury stock method. Earnings per unit has been retroactively adjusted for all periods presented in this Annual Report on Form 10-K to reflect the reverse stock split effectuated in January 2022.
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Viacom CBS Inc., which accounted for 6.3% of our share of annualized cash rent as of December 31, 2021, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, as of December 31, 2021.
For the years ended December 31, 2021, 2020, and 2019, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	2021	Property	2020	Property	2019
11 Madison Avenue	10.8%	11 Madison Avenue	8.2%	1185 Avenue of the Americas	7.6%
420 Lexington Avenue	8.3%	420 Lexington Avenue	7.5%	11 Madison Avenue	7.4%
1515 Broadway	8.1%	1185 Avenue of the Americas	6.9%	420 Lexington Avenue	6.6%
1185 Avenue of the Americas	8.0%	1515 Broadway	6.6%	1515 Broadway	6.1%
280 Park Avenue	6.7%	220 East 42nd Street	5.9%	One Madison Avenue	6.0%
919 Third Avenue	5.3%	280 Park Ave	5.4%	220 East 42nd Street	5.5%
485 Lexington Avenue	5.3%
555 West 57th Street	5.2%

As of December 31, 2021, 62.8% of our work force is covered by five collective bargaining agreements. None of these agreements expire before December 31, 2022. See Note 19, "Benefits Plans."
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
December 31, 2021
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
3. Property Acquisitions
2021 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2021:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
885 Third Avenue (1)	January 2021	Fee Interest	625,000	$387.9
461 Fifth Avenue (2)	June 2021	Fee Interest	200,000	28.0
1591-1597 Broadway (3)	September 2021	Fee Interest	7,684	121.0
690 Madison Avenue (4)	September 2021	Fee Interest	7,848	72.2
(1)In January 2021, pursuant to the partnership documents of our 885 Third Avenue investment, certain participating rights of the common member expired. As a result, it was determined that this investment is a VIE in which we are the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. Prior to January 2021, the investment was accounted for under the equity method. See Note 6, "Investments in Unconsolidated Joint Ventures" and Note 16, "Fair Value Measurements.
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
December 31, 2021
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
(2)In January 2020, the Company entered into a 99-year ground lease of 126 Nassau Street and subsequently renamed the property 15 Beekman. In August 2020, we entered into a partnership as part of the capitalization of this development project. See note 6, “Investment in Unconsolidated Joint Ventures.”
(3)The property previously served as collateral for a debt and preferred equity investment and was acquired through a negotiated transaction with the sponsor.
2019 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2019:

Property	Acquisition Date	Property Type	Approximate Square Feet	Acquisition Price (in millions)
106 Spring Street (1)	April 2019	Fee Interest	5,928	$80.2
410 Tenth Avenue (2)	May 2019	Fee Interest	638,000	440.0
110 Greene Street (3)	May 2019	Fee Interest	223,600	256.5
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
December 31, 2021
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of December 31, 2021, 1080 Amsterdam Avenue and 707 Eleventh Avenue were classified as held for sale as we entered into an agreement to sell the properties, both in Manhattan, for a total consideration of $42.5 million and $95.0 million, respectively. The sales of 1080 Amsterdam Avenue and 707 Eleventh Avenue are expected to close in the first quarter of 2022, both subject to customary closing conditions.
The Company recorded a $15.0 million charge in connection with the classification of 707 Eleventh Avenue as held for sale, which is included in Depreciable real estate reserves and impairments in the consolidated statement of operations.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2021, 2020, and 2019:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet	Sales Price (1) (in millions)	Gain (Loss) on Sale (2) (in millions)
110 East 42nd Street	December 2021	Fee Interest	215,400	$117.1	$3.6
590 Fifth Avenue	October 2021	Fee Interest	103,300	103.0	(3.2)
220 East 42nd Street (3)	July 2021	Fee Interest	1,135,000	783.5	175.1
635-641 Sixth Avenue	June 2021	Fee Interest	267,000	325.0	99.4
106 Spring Street (4)	March 2021	Fee Interest	5,928	35.0	(2.8)
133 Greene Street (4)	February 2021	Fee Interest	6,425	15.8	0.2
712 Madison Avenue (5)	January 2021	Fee Interest	6,600	43.0	(1.4)
30 East 40th Street	December 2020	Leasehold Interest	69,446	5.2	(1.6)
1055 Washington Boulevard	December 2020	Leasehold Interest	182,000	23.8	(11.5)
Williamsburg Terrace	December 2020	Fee Interest	52,000	32.0	11.8
410 Tenth Avenue	December 2020	Fee Interest	638,000	952.5	56.4
400 East 58th Street	September 2020	Fee Interest	140,000	62.0	8.3
609 Fifth Avenue - Retail Condominium	May 2020	Fee Interest	21,437	168.0	63.3
315 West 33rd Street - The Olivia	March 2020	Fee Interest	492,987	446.5	71.8
Suburban Properties (6)	December 2019	Fee Interest	1,107,000	229.2	1.8
1640 Flatbush Avenue	December 2019	Fee Interest	1,000	16.2	5.5
562 Fifth Avenue	December 2019	Fee Interest	42,635	52.4	(26.6)
1010 Washington Boulevard (7)	November 2019	Fee Interest	143,400	23.1	(7.1)
115 Spring Street (8)	August 2019	Fee Interest	5,218	66.6	3.6
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The gain on sale is net of $13.7 million, $10.5 million, and $2.0 million of employee compensation accrued in connection with the realization of these investment gains in the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
(3)In July 2021, the Company sold a 49% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of the 51.0% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $206.8 million, which is reflected in the Company's consolidated statements of operations within Purchase price and other fair value adjustments. See Note 6, "Investments in Unconsolidated Joint Ventures."
(4)In the first quarter of 2021, the property was foreclosed by the lender.
(5)Disposition resulted from the buyer exercising its purchase option under a ground lease arrangement.
(6)Suburban Properties consists of 360 Hamilton Avenue, 100 Summit Lake Drive, 200 Summit Lake Drive, and 500 Summit Lake Drive.
(7)The Company recorded a $7.1 million charge in 2019 that is included in depreciable real estate reserves and impairments in the consolidated statement of operations.
(8)The Company sold a 49% interest, which resulted in the deconsolidation of our remaining 51% interest. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $3.8 million, which is reflected in the Company's consolidated statements of operations within purchase price and other fair value adjustments. See Note 6, "Investments in Unconsolidated Joint Ventures."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Balance at beginning of year (1)	$1,076,542	$1,580,306
Debt investment originations/fundings/accretion (2)	193,824	389,300
Preferred equity investment originations/accretion (2)	13,220	167,042
Redemptions/sales/syndications/equity ownership/amortization (3)	(201,446)	(1,048,643)
Net change in loan loss reserves	6,583	(11,463)
Balance at end of period (1)	$1,088,723	$1,076,542
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in Other assets and Other liabilities on the consolidated balance sheets.
Below is a summary of our debt and preferred equity investments as of December 31, 2021 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Maturity(1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$22,646	$22,841	L + 3.50 - 3.50%	$73,000	$73,000	3.00%	$95,646	$—	2022 - 2023
Mezzanine Debt	272,324	273,274	L + 5.00 - 12.57%	447,747	457,474	2.90 - 14.30%	720,071	4,664,200	2022 - 2029
Preferred Equity	—	—	—	273,006	273,821	6.50 - 11.00%	273,006	1,962,750	2022 - 2027
Balance at end of period	$294,970	$296,115		$793,753	$804,295		$1,088,723	$6,626,950
(1) Excludes available extension options to the extent they have not been exercised as of the date of this filing.
The following table is a rollforward of our total allowance for loan losses for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$13,213	$1,750	$5,750
Cumulative adjustment upon adoption of ASC 326	—	27,803	—
Current period provision for loan loss	—	20,693	—
Write-offs charged against the allowance (1)	(6,583)	(37,033)	(4,000)
Balance at end of period (2)	$6,630	$13,213	$1,750
(1)Includes $0.0 million and $19.0 million of charges recorded against investments that were sold during the year ended December 31, 2021 and 2020, respectively. These charges are included in loan loss and other investment reserves, net of recoveries, in our consolidated statements of operations.
(2)As of December 31, 2021, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $225.4 million.
As of December 31, 2021, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of two investments with a carrying value, net of reserves, of $216.0 million and $6.8 million, as discussed in the Debt Investments and Preferred Equity Investments tables further below.
As of December 31, 2020, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of one investment with a carrying value, net of reserves, of $6.8 million, as discussed in the Debt Investments table further below.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
No other financing receivables were 90 days past due as of December 31, 2021 and 2020 with the exception of a $27.7 million financing receivable included in Other assets, which was put on non-accrual in August 2018 as a result of an interest default.

The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of December 31, 2021 and 2020 ($ in thousands):

Risk Rating	December 31, 2021	December 31, 2020
1 - Low Risk Assets - Low probability of loss	$644,489	$695,035
2 - Watch List Assets - Higher potential for loss	437,344	365,167
3 - High Risk Assets - Loss more likely than not	6,890	16,340
	$1,088,723	$1,076,542
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of December 31, 2021 (dollars in thousands):

	As of December 31,
Risk Rating	2021(1)	2020(1)	2019(1)	Prior(1)	Total
1 - Low Risk Assets - Low probability of loss	$139,873	$151,086	$57,511	$296,019	$644,489
2 - Watch List Assets - Higher potential for loss	—	133,735	260,242	43,367	437,344
3 - High Risk Assets - Loss more likely than not	—	—	—	6,890	6,890
	$139,873	$284,821	$317,753	$346,276	$1,088,723
(1) Year in which the investment was originated or acquired by us or in which a material modification occurred.
We have determined that we have one portfolio segment of financing receivables as of December 31, 2021 and 2020 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $50.3 million and $66.2 million as of December 31, 2021 and 2020, respectively. The Company recorded provisions for loan losses related to these financing receivables of $2.9 million and $14.6 million for the years ended December 31, 2021 and 2020, respectively. The Company recorded adjustments upon the adoption of ASC 326 of $11.4 million for the year ended December 31, 2020. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms with the exception of a $27.7 million financing receivable, which was put on nonaccrual in August 2018, that has a risk rating of 3 and was fully reserved as of December 31, 2021.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
Debt Investments
As of December 31, 2021 and 2020, we held the following debt investments with an aggregate weighted average current yield of 6.52%, as of December 31, 2021 (dollars in thousands):

Loan Type	December 31, 2021 Future Funding Obligations	December 31, 2021 Senior Financing	December 31, 2021 Carrying Value (1)	December 31, 2020 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan	$—	$280,000	$43,521	$41,057	August 2022
Mortgage Loan	—	—	73,000	—	April 2023
Mezzanine Loan (3)	—	376,705	225,367	225,204	June 2023
Mezzanine Loan	—	274,976	66,873	—	June 2023
Mezzanine Loan (4a)(5)	—	105,000	13,366	13,366	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan (6)	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Junior Mortgage	—	—	—	32,888
Mezzanine Loan	—	—	—	3,500
Mortgage/Mezzanine Loan	—	—	—	56,244
Total fixed rate	$—	$2,929,431	$527,377	$477,509
Floating Rate Investments:
Mezzanine Loan	$—	$275,000	$49,998	$49,956	April 2022
Mezzanine Loan	4,933	180,415	37,511	35,318	July 2022
Mezzanine Loan (4b)	—	1,115,000	133,735	127,915	March 2022
Mezzanine Loan	3,932	54,000	8,050	6,858	May 2022
Mortgage and Mezzanine Loan	23,360	—	34,874	14,011	December 2022
Mezzanine Loan	43,415	110,354	30,802	19,889	May 2023
Junior Mortgage Participation/Mezzanine Loan	—	—	—	15,733
Mezzanine Loan	—	—	—	29,106
Mortgage Loan	—	—	—	53,674
Total floating rate	$75,640	$1,734,769	$294,970	$352,460
Allowance for loan loss	$—	$—	$(6,630)	$(13,213)
Total	$75,640	$4,664,200	$815,717	$816,756
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any extension options to the extent they have not been exercised as of the date of this filing.
(3)This loan was put on non-accrual in July 2020 and remains on non-accrual as of December 31, 2021. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower.
(4)Carrying value is net of the following amounts that were sold or syndicated, which are included in Other assets and Other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $12.0 million, and (b) $0.4 million.
(5)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of December 31, 2021. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower. Additionally, we determined the borrower entity to be a VIE in which we are not the primary beneficiary.
(6)The borrower under this mezzanine loan is an entity affiliated with HNA, which owns an equity interest in 245 Park Avenue. The borrower filed for bankruptcy protection on October 31, 2021, which the Company contested.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
Preferred Equity Investments
As of December 31, 2021 and 2020, we held the following preferred equity investments with an aggregate weighted average current yield of 9.87% as of December 31, 2021 (dollars in thousands):

Type	December 31, 2021 Future Funding Obligations	December 31, 2021 Senior Financing	December 31, 2021 Carrying Value (1)	December 31, 2020 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity (3)	$—	$1,712,750	$160,772	$154,691	June 2022
Preferred Equity	—	250,000	112,234	105,095	February 2027
Total Preferred Equity	$—	$1,962,750	$273,006	$259,786
Allowance for loan loss	$—	$—	$—	$—
Total	$—	$1,962,750	$273,006	$259,786
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.
(3)On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. The Company contested the filing, on the basis that the filing was done in bad faith and in violation of HNA's agreements with the Company, and is currently appealing the Bankruptcy court’s ruling upholding the filing by HNA.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2021, the book value of these investments was $3.0 billion, net of investments with negative book values totaling $103.7 million for which we have an implicit commitment to fund future capital needs.
As of December 31, 2021, 800 Third Avenue, 21 East 66th Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. As of December 31, 2020, 800 Third Avenue, 21 East 66th Street, 605 West 42nd Street, and certain properties within the Stonehenge Portfolio are VIEs in which we were not the primary beneficiary. Our net equity investment in these VIEs was $85.6 million as of December 31, 2021 and $134.0 million as of December 31, 2020. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
The table below provides general information on each of our joint ventures as of December 31, 2021:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Wharton Properties/Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor/Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street (3)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue (4)	Wharton Properties	50.00%	50.00%	69,214
121 Greene Street	Wharton Properties	50.00%	50.00%	7,131
Stonehenge Portfolio (5)	Various	Various	Various	1,439,016
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza (6)	RXR Realty / New York REIT	24.95%	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218
15 Beekman (7)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.27%	36.27%	12,946
One Madison Avenue (8)	National Pension Service of Korea/Hines Interest LP/International Investor	25.50%	25.50%	1,048,700
220 East 42nd Street (9)	A fund managed by Meritz Alternative Investment Management	51.00%	51.00%	1,135,000
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2021. Changes in ownership or economic interests within the current year are disclosed in the notes below.
(2)The joint venture owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.
(3)We hold a 32.28% interest in three retail units and one residential unit at the property and a 16.14% interest in two residential units at the property.
(4)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(5)During the fourth quarter of 2021, the Company recorded a $3.1 million charge in connection with the pending sale of this investment for a gross consideration of approximately $1.0 million. This charge is included in Depreciable real estate reserves and impairments in the consolidated statement of operations.
(6)In May 2021, the Company and RXR Realty jointly acquired a 1.2% interest in the property previously held by a private investor. This resulted in an increase in the Company's ownership interest of 0.6%.
(7)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(8)In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million. The fair value of our investment was determined by the terms of the joint venture agreement governing the capitalization of the project. The partners have committed aggregate equity to the project totaling no less than $492.2 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 49.5%. As of December 31, 2021, the total of the two partners' ownership interests based on equity contributed was 27.1%. In November 2021, the Company admitted an additional partner to the development project for a committed aggregate equity investment totaling no less than $259.3 million. The partner's indirect ownership interest in the joint venture is based on it's capital contributions, up to an aggregate maximum of 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at December 31, 2021.
(9)In July 2021, the Company sold a 49% interest in the property, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of the 51.0% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $206.8 million during the year ended December 31, 2021. The fair value of our investment was determined by the terms of the joint venture agreement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2021, 2020, and 2019:

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in millions)	Gain (Loss) on Sale (in millions) (1) (2)
400 East 47th Street (3)	41.00%	September 2021	$133.5	$(1.0)
605 West 42nd Street - Sky	20.00%	June 2021	858.1	8.9
55 West 46th Street - Tower 46	25.00%	March 2021	275.0	(15.2)
885 Third Avenue (4)	N/A	January 2021	N/A	N/A
333 East 22nd Street	33.33%	December 2020	1.6	3.0
21 East 66th Street (5)	1 residential unit	December 2019	2.9	0.3
521 Fifth Avenue	50.50%	May 2019	381.0	57.9
131-137 Spring Street	20.00%	January 2019	216.0	17.7
Stonehenge Portfolio (partial)	Various	Various - 2019	468.8	(2.4)
(1)Represents the Company's share of the gain or loss
(2)The gain on sale is net of $1.4 million, $0.0 million, and $4.0 million of employee compensation accrued in connection with the realization of these investment gains in the years ended December 31, 2021, 2020, and 2019, respectively. Additionally, gain (loss) amounts do not include adjustments for expenses recorded in subsequent periods.
(3)In connection with our agreement to sell the property in April 2021, we recorded a charge of $5.7 million, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations.
(4)In January 2021, pursuant to the partnership documents, certain participating rights of the common member expired. As a result, it was determined that we are the primary beneficiary of the VIE and the investment was consolidated in our financial statements. See Note 3, "Property Acquisitions."
(5)We, together with our joint venture partner, closed on the sale of one residential unit at the property.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of December 31, 2021 and 2020, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021

Property	Economic Interest (1)	Current Maturity Date	Final Maturity Date (2)	Interest Rate (3)		December 31, 2021	December 31, 2020
Fixed Rate Debt:
717 Fifth Avenue (mortgage)	10.92%	July 2022	July 2022		4.45%	$300,000	$300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022	October 2022		4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022	October 2022		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	April 2028		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	June 2023		5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	801,845	820,607
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	177,000
Worldwide Plaza	24.95%	November 2027	November 2027		3.98%	1,200,000	1,200,000
One Vanderbilt Avenue	71.01%	July 2031	July 2031		2.95%	3,000,000	—
Stonehenge Portfolio (4)	Various	Various	Various		3.50%	195,493	195,899
400 East 57th Street						—	97,024
885 Third Avenue						—	272,000
Total fixed rate debt						$8,216,666	$5,604,858

Floating Rate Debt:
1552 Broadway	50.00%	October 2022	October 2022	L+	2.65%	$193,132	$195,000
280 Park Avenue	50.00%	September 2022	September 2024	L+	1.73%	1,200,000	1,200,000
121 Greene Street	50.00%	November 2022	November 2022	L+	2.00%	13,228	15,000
2 Herald Square	51.00%	November 2022	November 2023	L+	1.95%	200,989	214,500
11 West 34th Street	30.00%	January 2023	January 2023	L+	1.45%	23,000	23,000
220 East 42nd Street	51.00%	June 2023	June 2025	L+	2.75%	510,000	—
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550
100 Park Avenue	49.90%	December 2023	December 2025	L+	2.25%	360,000	360,000
15 Beekman (5)	20.00%	January 2024	July 2025	L+	1.50%	43,566	11,212
10 East 53rd Street	55.00%	February 2025	February 2025	L+	1.35%	220,000	220,000
One Madison Avenue (6)	25.50%	November 2025	November 2026	L+	3.35%	169,629	—
21 East 66th Street	32.28%	June 2033	June 2033	T+	2.75%	632	677
One Vanderbilt Avenue						—	1,210,329
605 West 42nd Street						—	550,000
55 West 46th Street						—	192,524
Total floating rate debt						$2,999,726	$4,257,792
Total joint venture mortgages and other loans payable						$11,216,392	$9,862,650
Deferred financing costs, net						(130,516)	(113,446)
Total joint venture mortgages and other loans payable, net						$11,085,876	$9,749,204
(1)Economic interest represents the Company's interests in the joint venture as of December 31, 2021. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain conditions, including meeting tests based on the operating performance of the property.
(3)Interest rates as of December 31, 2021, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR ("L") or 1-year Treasury ("T").
(4)Comprised of three mortgages totaling $132.2 million that mature in April 2028 and two mortgages totaling $63.3 million that mature in July 2029.
(5)This loan is a $125.0 million construction facility. Advances under the loan are subject to costs incurred.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
(6)The loan is a $1.25 billion construction facility with an initial term of five years with one, one year extension option. Advances under the loan are subject to costs incurred. In conjunction with the loan, we provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $19.6 million, $15.8 million and $13.0 million from these services, net of our ownership share of the joint ventures, for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, as of December 31, 2021 and 2020, are as follows (in thousands):

	December 31, 2021	December 31, 2020
Assets (1)
Commercial real estate property, net	$14,763,874	$16,143,880
Cash and restricted cash	768,510	357,076
Tenant and other receivables, related party receivables, and deferred rents receivable	533,455	403,883
Other assets	1,776,030	2,001,612
Total assets	$17,841,869	$18,906,451
Liabilities and equity (1)
Mortgages and other loans payable, net	$11,085,876	$9,749,204
Deferred revenue/gain	1,158,242	1,341,571
Lease liabilities	980,595	1,002,563
Other liabilities	352,499	464,107
Equity	4,264,657	6,349,006
Total liabilities and equity	$17,841,869	$18,906,451
Company's investments in unconsolidated joint ventures	$2,997,934	$3,823,322
(1)As of December 31, 2021, $544.4 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2021, 2020, and 2019 are as follows (unaudited, in thousands):

	Year Ended December 31,
	2021	2020	2019
Total revenues	$1,228,364	$1,133,217	$1,163,534
Operating expenses	203,332	180,201	202,881
Real estate taxes	225,104	220,633	212,355
Operating lease rent	22,576	24,134	24,816
Interest expense, net of interest income	342,910	325,500	372,408
Amortization of deferred financing costs	31,423	20,427	19,336
Depreciation and amortization	484,130	407,834	407,697
Total expenses	$1,309,475	$1,178,729	$1,239,493
Loss on early extinguishment of debt	(2,017)	(194)	(1,031)
Net loss before gain on sale	$(83,128)	$(45,706)	$(76,990)
Company's equity in net loss from unconsolidated joint ventures	$(55,402)	$(25,195)	$(34,518)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
7. Deferred Costs
Deferred costs as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred leasing costs	$400,419	$447,002
Less: accumulated amortization	(275,924)	(269,834)
Deferred costs, net	$124,495	$177,168

8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of December 31, 2021 and 2020, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		December 31, 2021	December 31, 2020
Fixed Rate Debt:
100 Church Street	July 2022	July 2022		4.68%	$200,212	$204,875
420 Lexington Avenue	October 2024	October 2040		3.99%	288,660	294,035
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027	February 2027		3.59%	34,537	34,773
Total fixed rate debt					$1,073,409	$1,083,683
Floating Rate Debt:
609 Fifth Avenue	March 2022	March 2025	L+	2.95%	$52,882	$57,651
7 Dey / 185 Broadway (4)	November 2022	November 2023	L+	2.85%	198,169	158,478
719 Seventh Avenue	September 2023	September 2023	L+	1.20%	50,000	50,000
690 Madison Avenue	July 2024	July 2025	L+	1.60%	60,000	—
220 East 42nd Street (5)					—	510,000
133 Greene Street					—	15,523
106 Spring Street					—	38,025
FHLB Facility					—	10,000
FHLB Facility					—	15,000
FHLB Facility					—	35,000
712 Madison Avenue					—	28,000
2017 Master Repurchase Agreement (6)					—	—
Total floating rate debt					$361,051	$917,677
Total fixed rate and floating rate debt					$1,434,460	$2,001,360
Mortgages reclassed to liabilities related to assets held for sale					(34,537)	—
Total mortgages and other loans payable					$1,399,923	$2,001,360
Deferred financing costs, net of amortization					(5,537)	(21,388)
Total mortgages and other loans payable, net					$1,394,386	$1,979,972
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of December 31, 2021, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.
(3)The loan is comprised of a $33.6 million mortgage loan and $0.9 million mezzanine loan with a fixed interest rate of 350 basis points and 700 basis points, respectively, for the first five years and is prepayable without penalty at the end of the fifth year.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
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
(5)In July 2021, the Company sold a 49% interest in the property. See Note 4, "Property Dispositions."
(6)In June 2021, we exercised a one year extension option which extended the maturity date to June 2022. As of December 31, 2021, there was no outstanding balance on the $400.0 million facility.
As of December 31, 2021 and 2020, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $2.1 billion and $2.5 billion, respectively.
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
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of December 31, 2021, there have been no margin calls on the 2017 MRA.
In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and is scheduled to mature in June 2022. As of December 31, 2021, the facility had no outstanding balance.
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, or the 2017 credit facility, and was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2021, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2021, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.

As of December 31, 2021, the applicable spread over adjusted Term SOFR plus 10 basis points was 85 basis points for the revolving credit facility, 95 basis points for Term Loan A, and 100 basis points for Term Loan B. We are required to pay

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2021, the facility fee was 20 basis points.
As of December 31, 2021, we had $2.0 million of outstanding letters of credit, $390.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $860.0 million under the 2021 credit facility. As of December 31, 2021 and December 31, 2020, the revolving credit facility had a carrying value of $381.3 million and $105.3 million, respectively, net of deferred financing costs. As of December 31, 2021 and December 31, 2020, the term loan facilities had a carrying value of $1.2 billion and $1.5 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2021 and 2020, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2021 Unpaid Principal Balance	December 31, 2021 Accreted Balance	December 31, 2020 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
October 5, 2017 (2)	$500,000	$499,913	$499,803	3.25%	5	October 2022
November 15, 2012 (3)	300,000	301,002	302,086	4.50%	10	December 2022
December 17, 2015 (4)	100,000	100,000	100,000	4.27%	10	December 2025
August 7, 2018	—	—	350,000	—%	3	August 2021
	$900,000	$900,915	$1,251,889
Deferred financing costs, net		(1,607)	(3,670)
	$900,000	$899,308	$1,248,219
(1)Interest rate as of December 31, 2021, taking into account interest rate hedges in effect during the period.
(2)Issued by the Operating Partnership with the Company as the guarantor.
(3)In October 2017, the Company and the Operating Partnership as co-obligors issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334% of par.
(4)Issued by the Company and the Operating Partnership as co-obligors.
Restrictive Covenants
The terms of the 2021 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2021 and 2020, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2021, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2022	$8,754	$448,835	$—	$—	$—	$800,000	$1,257,589	$426,057
2023	6,583	50,000	—	—	—	—	56,583	750,696
2024	5,268	332,749	—	200,000	—	—	538,017	616,510
2025	812	—	—	—	—	100,000	100,812	1,391,185
2026	841	—	390,000	—	—	—	390,841	150,486
Thereafter	70	580,548	—	1,050,000	100,000	—	1,730,618	2,435,913
	$22,328	$1,412,132	$390,000	$1,250,000	$100,000	$900,000	$4,074,460	$5,770,847
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense before capitalized interest	$145,197	$185,934	$246,848
Interest on financing leases	5,448	8,091	3,243
Interest capitalized	(78,365)	(75,167)	(55,446)
Interest income	(1,389)	(2,179)	(4,124)
Interest expense, net	$70,891	$116,679	$190,521

10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates, which provide services to certain properties owned by us, are partially owned by Gary Green, a son of Stephen L. Green, who serves as a member and as the chairman emeritus of our Board of Directors. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from the profit participation, which is included in Other income on the consolidated statements of operations, was $1.7 million, $1.4 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $14.0 million, $13.3 million and $18.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2021, 2020, and 2019 respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
One Vanderbilt Avenue Investment
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
Messrs. Holliday and Mathias cannot monetize their interests until after stabilization of the property (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the 7-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday’s and Mathias’s continued service with us. The price paid upon monetization of the interests will equal the liquidation value of the interests at the time, with the value of One Vanderbilt being based on its sale price, if applicable, or fair market value as determined by an independent third party appraiser. As of December 31, 2021, stabilization of the property was achieved.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the year ended December 31, 2021, we recorded $2.4 million of rent expense under the lease. Additionally, in June 2021, we entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced in October 2021. For the year ended December 31, 2021, we recorded $5.0 million of rent expense under the lease. See Note 20, “Commitments and Contingencies.”
Other
We are entitled to receive fees for providing management, leasing, construction supervision, and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Due from joint ventures	$28,204	$27,006
Other	1,204	7,651
Related party receivables	$29,408	$34,657
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2021 and 2020, the noncontrolling interest unit holders owned 5.57%, or 3,781,565 units, and 5.59%, or 3,938,823 units, of the Operating Partnership, respectively, inclusive of retroactive adjustments to reflect the reverse stock split effectuated by SL Green in January 2022. As of December 31, 2021, 3,781,565 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for twelve months ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance at beginning of period	$358,262	$409,862
Distributions	(15,749)	(12,652)
Issuance of common units	18,678	12,018
Redemption and conversion of common units	(53,289)	(36,085)
Net income	25,457	20,016
Accumulated other comprehensive loss allocation	1,042	(2,299)
Fair value adjustment	9,851	(32,598)
Balance at end of period	$344,252	$358,262
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of December 31, 2021:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	3.50%	109,161	109,161	109,161	$35.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	70.0000	1,000.00	29.12	January 2007
Series G (5)	4.50%	1,902,000	1,902,000	718,697	1.1250	25.00	88.50	January 2012
Series K	3.50%	700,000	563,954	341,677	0.8750	25.00	134.67	August 2014
Series L	4.00%	500,000	378,634	372,634	1.0000	25.00	—	August 2014
Series P	4.00%	200,000	200,000	200,000	1.0000	25.00	—	July 2015
Series Q	3.50%	268,000	268,000	268,000	0.8750	25.00	148.95	July 2015
Series R	3.50%	400,000	400,000	400,000	0.8750	25.00	154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	1.0000	25.00	—	August 2015
Series V	3.50%	40,000	40,000	40,000	0.8750	25.00	—	May 2019
Series W (6)	(6)	1	1	1	(6)	(6)	(6)	January 2020
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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2021, no Subsidiary Series B Preferred Units have been issued.
(5)Common units of limited partnership interest in the Operating Partnership issued in a conversion may be redeemed in exchange for our common stock on a 1-to-1 basis. The Series G Preferred Units also provided the holder with the right to require the Operating Partnership to repurchase the Series G Preferred Units for cash before January 31, 2022, which the holder did not execute.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the twelve months ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance at beginning of period	$202,169	$283,285
Issuance of preferred units	—	—
Redemption of preferred units	(6,040)	(82,750)
Dividends paid on preferred units	(6,760)	(6,163)
Accrued dividends on preferred units	6,706	7,797
Balance at end of period	$196,075	$202,169

12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2021, 64,105,276 shares of common stock and no shares of excess stock were issued and outstanding.
On December 2, 2021 our Board of Directors declared an ordinary dividend of $0.3108 per share ($0.3203 per share reflecting reverse stock split noted below) and a special dividend of $2.4392 per share ($2.5138 per share reflecting reverse stock split noted below) (together, "the Total Dividend"). The Total Dividend was paid on January 18, 2022 to shareholders of record at the close of business on December 15, 2021 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed.
To mitigate the dilutive impact of the common stock issued in the special dividend, the board of directors also authorized a reverse stock split, which was effective after markets closed on January 21, 2022. On January 10, 2022, a committee of the Board of Directors calculated the ratio for the reverse stock split of our issued and outstanding shares of common stock as 1.03060-for-1. After the issuance of the dividend and the completion of the reverse stock split, the number of shares of our common stock outstanding was equivalent to the number of total shares outstanding on the Record Date (not including any issuances or repurchases that occurred following the Record Date, as well as any fractional shares that would have been issued but for which cash-in-lieu was paid). However, on a relative basis, some individual shareholders may have more shares of SLG’s common stock, and some individual shareholders may have fewer shares of our common stock, depending on their individual elections to receive cash or stock and as a result of the cash option being oversubscribed.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
As of December 31, 2021, share repurchases, excluding the redemption of OP Units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,285,460	$64.30	29,671,406
Year ended 2021	4,474,649	$75.44	34,146,055
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2021, 2020, and 2019, respectively (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Shares of common stock issued	10,387	16,181	3,645
Dividend reinvestments/stock purchases under the DRSPP	$738	$1,006	$334
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
SL Green's earnings per share for the years ended December 31, 2021, 2020, and 2019 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2021	2020	2019
Basic Earnings:
Income attributable to SL Green common stockholders	$434,804	$356,105	$255,484
Less: distributed earnings allocated to participating securities	(2,398)	(1,685)	(1,700)
Less: undistributed earnings allocated to participating securities	(192)	(137)	—
Net income attributable to SL Green common stockholders (numerator for basic earnings per share)	$432,214	$354,283	$253,784
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	2,039	1,685	1,700
Add back: undistributed earnings allocated to participating securities	192	137	—
Add back: Effect of dilutive securities (redemption of units to common shares)	25,457	20,016	13,301
Income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$459,902	$376,121	$268,785

	Year Ended December 31,
Denominator	2021	2020	2019
Basic Shares:
Weighted average common stock outstanding	65,740	70,397	77,057
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	3,987	4,096	4,275
Stock-based compensation plans	705	441	533
Contingently issuable shares	337	144	—
Diluted weighted average common stock outstanding	70,769	75,078	81,865
The Company has excluded 948,017, 1,676,825 and 1,181,014 common stock equivalents from the calculation of diluted shares outstanding for the years ended December 31, 2021, 2020, and 2019 respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and as of December 31, 2021 owned 64,105,276 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
All unit-related references and measurements including the number of units outstanding and earnings per unit have been retroactively adjusted to reflect the reverse stock split effectuated by SL Green’s Board of Directors in January 2021 for all periods presented in this Annual Report on Form 10-K.
Limited Partner Units
As of December 31, 2021, limited partners other than SL Green owned 3,781,565 common units of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2021, 2020, and 2019 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2021	2020	2019
Basic Earnings:
Net income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$460,261	$376,121	$268,785
Less: distributed earnings allocated to participating securities	(2,398)	(1,685)	(1,700)
Less: undistributed earnings allocated to participating securities	(192)	(137)	—
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$457,671	$374,299	$267,085
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	2,590	1,822	1,700
Income attributable to SLGOP common unitholders	$460,261	$376,121	$268,785

	Year Ended December 31,
Denominator	2021	2020	2019
Basic units:
Weighted average common units outstanding	69,667	74,493	81,332
Effect of Dilutive Securities:
Stock-based compensation plans	765	441	543
Contingently issuable units	337	144	(10)
Diluted weighted average common units outstanding	70,769	75,078	81,865
The Operating Partnership has excluded 948,017, 1,676,825 and 1,181,014 common unit equivalents from the diluted units outstanding for the years ended December 31, 2021, 2020, and 2019, respectively, as they were anti-dilutive.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2021, 2.0 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information. There were no options granted during the years ended December 31, 2021, 2020, and 2019.
A summary of the status of the Company's stock options as of December 31, 2021, 2020, and 2019 and changes during the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021		2020		2019
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	761,686	$105.76	977,745	$108.57	1,071,977	$109.82
Exercised	(11,314)	72.30	—	—	—	—
Lapsed or canceled	(356,283)	112.56	(216,059)	118.49	(94,232)	122.84
Balance at end of year	394,089	$100.56	761,686	$105.76	977,745	$108.57
Options exercisable at end of year	394,089	$100.56	760,743	$105.76	862,593	$107.86
The remaining weighted average contractual life of the options outstanding was 2.3 years and the remaining weighted average contractual life of the options exercisable was 2.3 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
During the years ended December 31, 2021, 2020, and 2019, we recognized compensation expense for these options of $0.0 million, $0.0 million, and $2.5 million, respectively. As of December 31, 2021, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of December 31, 2021, 2020, and 2019 and changes during the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
Balance at beginning of year	3,337,545	3,362,456	3,254,553
Granted	141,515	8,693	119,122
Canceled	(19,697)	(33,604)	(11,219)
Balance at end of year	3,459,363	3,337,545	3,362,456
Vested during the year	122,759	125,064	106,780
Compensation expense recorded	$8,497,054	$10,895,459	$12,892,249
Total fair value of restricted stock granted during the year	$9,214,531	$734,315	$11,131,181
The fair value of restricted stock that vested during the years ended December 31, 2021, 2020, and 2019 was $11.3 million, $12.5 million and $12.1 million, respectively. As of December 31, 2021, there was $6.9 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $55.0 million and $37.0 million during the years ended December 31, 2021 and 2020, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2021, there was $46.6 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.7 years.
During the years ended December 31, 2021, 2020, and 2019, we recorded compensation expense related to bonus, time-based and performance-based awards of $41.9 million, $29.4 million, and $22.2 million, respectively.

For the years ended December 31, 2021, 2020, and 2019, $2.1 million, $2.2 million, and $2.1 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

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
During the year ended December 31, 2021, 24,426 phantom stock units and 12,312 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.3 million during the year ended December 31, 2021 related to the Deferred Compensation Plan. As of December 31, 2021, there were 165,201 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2021, 172,421 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive (loss) income by component as of December 31, 2021, 2020 and 2019 (in thousands):

	Net unrealized (loss) gain on derivative instruments (1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2018	$9,716	$4,299	$1,093	$15,108
Other comprehensive (loss) income before reclassifications	(32,723)	(11,956)	1,184	(43,495)
Amounts reclassified from accumulated other comprehensive loss	227	(325)	—	(98)
Balance at December 31, 2019	(22,780)	(7,982)	2,277	(28,485)
Other comprehensive loss before reclassifications	(48,532)	(7,573)	(1,256)	(57,361)
Amounts reclassified from accumulated other comprehensive loss	13,897	4,702	—	18,599
Balance at December 31, 2020	(57,415)	(10,853)	1,021	(67,247)
Other comprehensive income (loss) before reclassifications	14,908	(18,015)	96	(3,011)
Amounts reclassified from accumulated other comprehensive loss	16,626	6,874	—	23,500
Balance at December 31, 2021	$(25,881)	$(21,994)	$1,117	$(46,758)
(1)Amount reclassified from accumulated other comprehensive loss is included in interest expense in the respective consolidated statements of operations. As of December 31, 2021 and 2020, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized gain (loss) on derivative instruments, was $(0.6) million and $(0.5) million, respectively.
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
December 31, 2021
which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$24,146	$—	$24,146	$—
Interest rate cap and swap agreements (included in Other assets)	$1,896	$—	$1,896	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$29,912	$—	$29,912	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$28,570	$—	$28,570	$—
Interest rate cap and swap agreements (included in Other assets)	$28	$—	$28	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$61,217	$—	$61,217	$—
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
In September 2021, the Company was the successful bidder at the foreclosure of 690 Madison Avenue, at which time the company, at which time the Company's outstanding principal and accrued interest balance were credited to our equity investment in the property as it previously served as collateral for a debt and preferred equity investment. We recorded the assets acquired and liabilities assumed at fair value. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
In July 2021, the Company sold a 49% interest in its 220 East 42nd Street investment, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of the 51.0% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $206.8 million during the year ended December 31, 2021. The fair value of our investment was determined by the terms of the joint venture agreement.
In January 2021, pursuant to the partnership documents of our 885 Third Ave investments, certain participating rights of the common member expired. As a result, it was determined that this investment is a VIE in which we are the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,088,723	(2)	$1,076,542	(2)

Fixed rate debt	$3,274,324	$3,336,463	$3,135,572	$3,237,075
Variable rate debt	801,051	800,672	1,827,677	1,822,740
	$4,075,375	$4,137,135	$4,963,249	$5,059,815
(1)Amounts exclude net deferred financing costs.
(2)As of December 31, 2021, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion. As of December 31, 2020, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion.
Disclosures regarding the fair value of financial instruments was based on pertinent information available to us as of December 31, 2021 and 2020. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of December 31, 2021 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$85,000	4.000%	March 2021	March 2022	Other Assets	$—
Interest Rate Cap	111,869	3.500%	November 2021	November 2022	Other Assets	1
Interest Rate Swap	100,000	0.212%	January 2021	January 2023	Other Assets	376
Interest Rate Swap	400,000	0.184%	January 2022	February 2023	Other Assets	1,519
Interest Rate Swap	100,000	1.161%	November 2021	July 2023	Other Liabilities	(733)
Interest Rate Swap	200,000	1.131%	November 2021	July 2023	Other Liabilities	(1,371)
Interest Rate Swap	150,000	2.696%	December 2021	January 2024	Other Liabilities	(5,625)
Interest Rate Swap	150,000	2.721%	December 2021	January 2026	Other Liabilities	(9,369)
Interest Rate Swap	200,000	2.740%	December 2021	January 2026	Other Liabilities	(12,814)
						$(28,016)
During the years ended December 31, 2021, 2020, and 2019, we recorded losses of $0.0 million, $0.1 million, and $0.1 million, respectively, on the changes in the fair value, which is included in interest expense in the consolidated statements of operations.
The Company frequently has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2021, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $31.3 million. As of December 31, 2021, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $31.8 million as of December 31, 2021.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $11.5 million of the current balance held in accumulated other comprehensive loss will be reclassified in interest expense and $3.8 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021

	Amount of Loss Recognized in Other Comprehensive Loss			Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	Year Ended December 31,				Year Ended December 31,
Derivative	2021	2020	2019		2021	2020	2019
Interest Rate Swaps/Caps	$15,643	$(51,244)	$(33,907)	Interest expense	$(17,602)	$(14,569)	$(261)
Share of unconsolidated joint ventures' derivative instruments	(19,400)	(7,977)	(10,322)	Equity in net (loss) income from unconsolidated joint ventures	(7,582)	(4,911)	256
	$(3,757)	$(59,221)	$(44,229)		$(25,184)	$(19,480)	$(5)
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of December 31, 2021 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$220,000	4.000%	February 2020	February 2022		$—
Interest Rate Cap	1,075,000	2.850%	September 2021	September 2022		5
Interest Rate Cap	125,000	2.850%	September 2021	September 2022		1
Interest Rate Cap	23,000	4.750%	January 2021	January 2023		1
Interest Rate Cap	510,000	3.000%	December 2021	June 2023		155
Interest Rate Cap	1,250,000	1.250%	November 2020	October 2024		8,657
Interest Rate Swap	177,000	1.669%	March 2016	February 2026		(3,560)
						$5,259
18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
Future minimum rents to be received over the next five years and thereafter for operating leases in effect at December 31, 2021 are as follows (in thousands):

2022	$532,046
2023	485,299
2024	443,632
2025	415,241
2026	374,661
Thereafter	1,655,647
$3,906,526

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
The components of lease income from operating leases during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020
Fixed lease payments	$600,474	$702,482
Variable lease payments	73,542	96,040
Total lease payments	$674,016	$798,522
Amortization of acquired above and below-market leases	4,160	5,901
Total rental revenue	$678,176	$804,423
(1)Amounts include $229.2 million and $237.9 million of sublease income for the years ended December 31, 2021 and 2020, respectively.

The table below summarizes our investment in sales-type leases as of December 31, 2021:

Property	Year of Current Expiration	Year of Final Expiration (1)
15 Beekman (2)	2089	2089
(1)Reflects exercise of all available renewal options.
(2)In August 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company for the building at 15 Beekman. See Note 6, "Investments in Unconsolidated Joint Ventures."
Future minimum lease payments to be received over the next five years and thereafter for our sales-type leases with initial terms in excess of one year as of December 31, 2021 are as follows (in thousands):

Sales-type leases
2022	$3,087
2023	3,133
2024	3,180
2025	3,228
2026	3,276
Thereafter	203,494
Total minimum lease payments	$219,398
Amount representing interest	(116,376)
Investment in sales-type leases (1)	$103,022
(1)This amount is included in Other assets in our consolidated balance sheets.
The components of lease income from sales-type leases during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Twelve Months Ended December 31,
	2021	2020
Loss recognized at commencement, net (1)	$—	$(6,237)
Interest income (2)	4,422	1,817
Total gain (loss) recognized on sales-type leases	$4,422	$(4,420)
(1)These amounts are included in Gain on sale of real estate, net and Depreciable real estate reserves and impairments in our consolidated statements of operations.
(2)These amounts are included in Other income in our consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2019, September 27, 2020, and September 28, 2021, the actuary certified that for the plan years beginning July 1, 2019, July 1, 2020, and July 1, 2021, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2021. As of the date of this report, information was not yet available for the Pension Plan year ended June 30, 2021. For the Pension Plan years ended June 30, 2020 and 2019, the plan received contributions from employers totaling $291.3 million and $290.1 million, respectively. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. As of the date of this report, information was not yet available for the Health Plan year ended June 30, 2021. For the Health Plan years ended, June 30, 2020 and 2019, the plan received contributions from employers totaling $1.6 billion and $1.5 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2021, 2020 and 2019 are included in the table below (in thousands):

Benefit Plan	2021	2020	2019
Pension Plan	$1,994	$2,480	$3,103
Health Plan	6,333	7,688	9,949
Other plans	849	929	1,108
Total plan contributions	$9,176	$11,097	$14,160
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2021, 2020 and 2019, a matching contribution equal to 100% of the first 4% of annual compensation was made. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019 we made matching contributions of $1.5 million, $1.7 million, and $1.6 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2021, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
In September 2021, the Company acquired the fee position in 1591-1597 Broadway. A third party has asserted ownership rights to the fee, which the Company is contesting. See Note 3, "Property Acquisitions."
On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. The Company contested the filing, on the basis that the filing was done in bad faith and in violation of HNA's agreements with the Company, and is currently appealing the Bankruptcy court’s ruling upholding the filing by HNA. See Note 5, "Debt and Preferred Equity Investments."

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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between December 2023 and January 2025. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total $3.4 million for 2022.
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
Belmont had loss reserves of $2.9 million and $2.9 million as of December 31, 2021 and 2020, respectively. Ticonderoga had no loss reserves as of December 31, 2021 and 2020.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
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
Certain of our leases are subject to rent resets, generally based on a percentage of the then fair market value, a fixed amount, or a percentage of the preceding rent at specified future dates. Rent resets will be recognized in the periods in which they are incurred. Additionally, certain of our leases are subject to percentage rent arrangements based on thresholds established in the lease agreement, such as percentage of sales at the property. Percentage rents will be recognized in the periods in which they are incurred.
The table below summarizes our current lease arrangements as of December 31, 2021:

Property (1)	Year of Current Expiration	Year of Final Expiration (2)
625 Madison Avenue	2022	2054
711 Third Avenue (3)	2033	2083
1185 Avenue of the Americas	2043	2043
SL Green Headquarters at One Vanderbilt (4)	2043	2048
420 Lexington Avenue	2050	2080
SUMMIT One Vanderbilt	2058	2070
885 Third Avenue	2080	2080
1080 Amsterdam Avenue (5)	2111	2111
15 Beekman (6)(7)	2119	2119
(1)All leases are classified as operating leases unless otherwise specified.
(2)Reflects exercise of all available extension options.
(3)The Company owns 50% of the fee interest.
(4)In March 2021, the Company commenced its lease for its corporate headquarters at One Vanderbilt. See note 10, "Related Party Transactions."
(5)A portion of the lease is classified as a financing lease, which was classified as held for sale as of December 31, 2021.
(6)The Company has an option to purchase the ground lease for a fixed price on a specific date. The lease is classified as a financing lease.
(7)In August 2020, the Company entered into a long-term sublease with an unconsolidated joint venture as part of the capitalization of the 15 Beekman development project. See Note 6, "Investments in Unconsolidated Joint Ventures."
The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of December 31, 2021 (in thousands):

	Financing leases	Operating leases (1)
2022	$3,523	$36,776
2023	3,570	48,680
2024	3,641	54,545
2025	3,810	54,772
2026	3,858	54,911
Thereafter	256,691	1,395,533
Total minimum lease payments	$275,093	$1,645,217
Amount representing interest	(149,563)	—
Amount discounted using incremental borrowing rate	—	(786,280)
Total lease liabilities excluding liabilities related to assets held for sale	$125,530	$858,937
Leases reclassified to liabilities related to assets held for sale	(22,616)	(7,567)
Total lease liabilities	$102,914	$851,370

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
The following table provides lease cost information for the Company's operating leases for the twelve months ended December 31, 2021 and 2020 (in thousands):

	Twelve Months Ended December 31,
Operating Lease Costs	2021	2020
Operating lease costs before capitalized operating lease costs	$30,270	$32,169
Operating lease costs capitalized	(3,716)	(3,126)
Operating lease costs, net (1)	$26,554	$29,043
(1)This amount is included in Operating lease rent in our consolidated statements of operations.
The following table provides lease cost information for the Company's financing leases for the twelve months ended December 31, 2021 and 2020 (in thousands):

	Twelve Months Ended December 31,
Financing Lease Costs	2021	2020
Interest on financing leases before capitalized interest	$5,448	$8,091
Interest on financing leases capitalized	—	(2,378)
Interest on financing leases, net (1)	5,448	5,713
Amortization of right-of-use assets (2)	660	1,200
Financing lease costs, net	$6,108	$6,913
(1)These amounts are included in Interest expense, net of interest income in our consolidated statements of operations.
(2)These amounts are included in Depreciation and amortization in our consolidated statements of operations.
As of December 31, 2021, the weighted-average discount rate used to calculate the lease liabilities was 4.45%. As of December 31, 2021, the weighted-average remaining lease term was 32 years, inclusive of purchase options expected to be exercised.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2021
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
Selected consolidated results of operations for the years ended December 31, 2021, 2020, and 2019, and selected asset information as of December 31, 2021 and 2020, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2021	$763,651	$80,340	$843,991
December 31, 2020	932,581	120,163	1,052,744
December 31, 2019	1,043,405	195,590	1,238,995
Net Income
Years ended:
December 31, 2021	$412,393	$68,239	$480,632
December 31, 2020	354,353	60,405	414,758
December 31, 2019	158,972	132,515	291,487
Total assets
As of:
December 31, 2021	$9,974,140	$1,092,489	$11,066,629
December 31, 2020	10,579,899	1,127,668	11,707,567
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA and the FHLB Facility. Interest is imputed on the investments that do not collateralize the 2017 MRA and the FHLB Facility using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because the use of personnel and resources is dependent on transaction volume between the two segments and varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the years ended, December 31, 2021, 2020, and 2019 marketing, general and administrative expenses totaled $94.9 million, $91.8 million, and $100.9 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition (1)		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (2)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements (3)	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave	$288,660	$—	$333,499	$—	$212,293	$—	$545,792	$545,792	$183,070	1927	3/1998	Various
711 Third Avenue	—	19,844	115,769	—	69,839	19,844	185,608	205,452	71,105	1955	5/1998	Various
555 W. 57th Street	—	18,846	140,946	—	2,376	18,846	143,322	162,168	86,730	1971	1/1999	Various
461 Fifth Avenue	—	—	88,276	28,873	6,421	28,873	94,697	123,570	38,024	1988	10/2003	Various
750 Third Avenue	—	51,093	251,523	—	20,428	51,093	271,951	323,044	114,853	1958	7/2004	Various
625 Madison Avenue	—	—	291,319	—	62,282	—	353,601	353,601	145,749	1956	10/2004	Various
485 Lexington Avenue	450,000	78,282	452,631	—	(14,169)	78,282	438,462	516,744	188,678	1956	12/2004	Various
609 Fifth Avenue (4)	52,882	16,869	107,185	—	62,554	16,869	169,739	186,608	19,879	1925	6/2006	Various
810 Seventh Avenue	—	114,077	550,819	—	5,205	114,077	556,024	670,101	221,222	1970	1/2007	Various
1185 Avenue of the Americas	—	—	791,106	—	127,030	—	918,136	918,136	348,065	1969	1/2007	Various
1350 Avenue of the Americas	—	90,941	431,517	—	—	90,941	431,517	522,458	168,295	1966	1/2007	Various
1-6 Landmark Square (5)	100,000	27,852	161,343	(6,939)	(33,873)	20,913	127,470	148,383	36,923	1973-1984	1/2007	Various
7 Landmark Square (5)	—	1,721	8,417	(1,338)	(6,240)	383	2,177	2,560	516	2007	1/2007	Various
100 Church Street	200,212	34,994	183,932	—	6,326	34,994	190,258	225,252	65,736	1959	1/2010	Various
125 Park Avenue	—	120,900	270,598	—	15,899	120,900	286,497	407,397	109,858	1923	10/2010	Various
19 East 65th Street	—	8,603	2,074	—	—	8,603	2,074	10,677	—	1929	01/2012	Various
304 Park Avenue	—	54,489	90,643	—	5,139	54,489	95,782	150,271	26,627	1930	6/2012	Various
760 Madison Avenue (6)	—	284,286	8,314	(2,450)	63,077	281,836	71,391	353,227	4,991	1996/2012	7/2014	Various
719 Seventh Avenue (7)	50,000	41,180	46,232	—	(4,725)	41,180	41,507	82,687	3,356	1927	7/2014	Various
110 Greene Street	—	45,120	228,393	—	2,578	45,120	230,971	276,091	42,909	1910	7/2015	Various
7 Dey / 185 Broadway (8)	198,169	45,540	27,865	—	177,184	45,540	205,049	250,589	419	1921	8/2015	Various
885 Third Avenue	—	138,444	244,040	—	15,396	138,445	259,438	397,883	7,885	1986	07/2020	Various
690 Madison	60,000	13,820	51,732	—	—	13,820	51,732	65,552	409	1879	09/2021	Various
1591-1597 Broadway (9)	—	123,919	—	—	—	123,919	—	123,919	—	1987	09/2021	Various
Other (10)	—	1,734	16,224	—	610,787	1,734	627,011	628,745	10,900
Total	$1,399,923	$1,332,556	$4,894,397	$18,146	$1,405,807	$1,350,701	$6,300,206	$7,650,907	$1,896,199
(1)Includes depreciable real estate reserves and impairments recorded subsequent to acquisition.
(2)All properties located in New York, New York unless otherwise noted.
(3)Includes right of use lease assets.
(4)In 2020, we sold the retail condominium at this property. The amounts presented here relate to the office condominium, which we retained.
(5)Property located in Connecticut.
(6)Includes amounts attributable to the property at 762 Madison Avenue, which is part of this development project.
(7)We own a 75.0% interest in this property.
(8)Properties at 5-7 Dey Street, 183 Broadway, and 185 Broadway were demolished in preparation of the development site for the 7 Dey / 185 Broadway project.
(9)A third party has asserted ownership rights to the fee, which the Company is contesting.
(10)Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2021
(in thousands)
The changes in real estate for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Balance at beginning of year	$7,355,079	$8,784,567	$8,513,935
Property acquisitions	124,103	178,635	—
Improvements	296,876	481,327	251,674
Retirements/disposals/deconsolidation	(125,151)	(2,089,450)	18,958
Balance at end of year	$7,650,907	$7,355,079	$8,784,567
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes as of December 31, 2021 was $8.8 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Balance at beginning of year	$1,956,077	$2,060,560	$2,099,137
Depreciation for year	174,219	270,843	222,867
Retirements/disposals/deconsolidation	(234,097)	(375,326)	(261,444)
Balance at end of year	$1,896,199	$1,956,077	$2,060,560

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Realty Corp.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Realty Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 18, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 18, 2022

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Operating Partnership, L.P.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Operating Partnership, L.P. (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Operating Partnership and our report dated February 18, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 18, 2022

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2022, or the 2022 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

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

INDEX TO EXHIBITS

3.1	Articles of Restatement, incorporated by reference to the Company's Form 10-Q, dated July 11, 2014, filed with the SEC on August 11, 2014.
3.2	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to the Company’s Form 8-K, dated July 18, 2017, filed with the SEC on July 18, 2017.
3.3	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.4	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.5	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.6	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.7	Fifth Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
3.8	First Amendment to Fifth Amended and Restated Bylaws of the Company, effective as of May 11, 2020, incorporated by reference to the Company's Form 8-K, dated May 11, 2020, filed with the SEC on May 13, 2020.
3.9	Articles Supplementary Electing that SL Green Realty Corp. be Subject to Maryland General Corporations Law Section 3-804(c), incorporated by reference to the Company's Form 8-K, dated September 16, 2009, filed with the SEC on September 16, 2009.
3.10	Articles Supplementary reclassifying 4,600,000 shares of 8.0% Series A Convertible Cumulative Preferred Stock, 1,300,000 shares of Series B Junior Participating Preferred Stock and 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock into authorized preferred stock without further designation, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.11	Articles Supplementary classifying and designating 9,200,000 shares of the Company's 6.50% Series I Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.12	First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.13	First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated May 14, 1998, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.14	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on July 31, 2002.
3.15	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
3.16	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
3.17	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.
3.18	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 31, 2012, incorporated by reference to the Company's Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.
3.19	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.
3.20	Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 10, 2012, incorporated by reference to the Company's Form 8-K, dated August 10, 2012, filed with the SEC on August 10, 2012.
3.21	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.22	Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.
3.23	Eighteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 25, 2015, filed herewith
3.24	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.25	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.26	Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.27	Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.28	Twenty-Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 17, 2016, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
3.29	Twenty-Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of May 1, 2019, incorporated by reference to the Company's Form 8-K, dated as of May 3, 2019, filed with the SEC on May 3, 2019.
3.30	Twenty-Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 8, 2020, incorporated by reference to the Company's Form 8-K, dated as of January 14, 2020, filed with the SEC on January 14, 2020.
3.31	Twenty-Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of December 20, 2021, incorporated by reference to the Company's Form 8-K, dated as of December 20, 2021, filed with the SEC on December 22, 2021.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
4.2	Form of stock certificate evidencing the 6.50% Series I Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
4.3	Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.4	Second Supplemental Indenture, dated as of November 15, 2012, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.
4.5	Form of 4.50% Senior Note due 2022 of the Company, the Operating Partnership and ROP, as Co-Obligors, incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.
4.6	Third Supplemental Indenture, dated as of December 28, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of August 5, 2011, among SL Green Realty Corp., SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated December 28, 2018, filed with the SEC on January 2, 2019.
4.7	Junior Subordinated Indenture, dated as of June 30, 2005, between the Operating Partnership and JPMorgan Chase Bank, National Association, as Trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
4.8	Indenture, dated as of October 5, 2017, among the Company, the Operating Partnership, ROP and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.9	First Supplemental Indenture, dated as of October 5, 2017, among the Operating Partnership, as Issuer, the Company and ROP, as Guarantors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.10	Form of 3.250% Senior Note due 2022 of the Operating Partnership, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.

4.11	Description of the registrant's securities registered pursuant to section 12 of the Securities and Exchange Act of 1934, filed herewith
10.1	Amended and Restated Agreement of Limited Partnership of ROP, dated December 6, 1995, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.2	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of Wyoming Acquisition GP LLC, incorporated by reference to ROP's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.
10.3	Form of Articles of Incorporation and Bylaws of S.L. Green Management Corp., incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.4	Form of Registration Rights Agreement between the Company and the persons named therein, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.5	Amended and Restated Trust Agreement among the Operating Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.6	SL Green Realty Corp. Fourth Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on April 22, 2016
10.7	Amended and Restated Non-Employee Directors' Deferral Program, dated December 13, 2017, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.8	Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.9	Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.
10.10	Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.11	Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 13, 2013.
10.12	Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.
10.13	Deferred Compensation Agreement (2014), dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.
10.14	Amended and Restated Employment and Noncompetition Agreement, dated as of February 4, 2021, by and between the Company and Matthew DiLiberto, incorporated by reference to the Company’s Form 8-K, dated February 4, 2021, filed with the SEC on February 5, 2021.
10.15	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.16	Letter Agreement, dated as of April 30, 2018, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated April 27, 2018, filed with the SEC on May 3, 2018.
10.17	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.18	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.19	Chairman Emeritus Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.

10.20	Third Amended and Restated Credit Agreement, dated as of December 6, 2021, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as joint lead arrangers and joint bookrunners for the Revolving Credit Facility and Term Loan A Facility, BofA Securities, Inc. BMO Capital Markets Corp. and The Bank of New York Mellon, as joint lead arrangers for the Revolving Credit Facility and Term Loan A Facility, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term Loan A Facility, Deutsche Bank Securities Inc., TD Bank N.A., Bank of America, N.A., Bank of Montreal and The Bank of New York Mellon, as documentation agents for the Revolving Credit Facility and Term Loan A Facility, Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Term Loan B Facility, U.S. Bank National Association, as syndication agent for the Term Loan B Facility, Wells Fargo Bank, National Association, as sustainability agent, and the other lenders and agents a party thereto, incorporated by reference to the Company's Form 8-K, dated December 6, 2021, filed with the SEC on December 8, 2021.
21.1	Subsidiaries of SL Green Realty Corp., filed herewith.
21.2	Subsidiaries of SL Green Operating Partnership L.P., filed herewith.
23.1	Consent of Ernst & Young LLP for SL Green Realty Corp., filed herewith.
23.2	Consent of Ernst & Young LLP for SL Green Operating Partnership, L.P., filed herewith.
24.1	Power of Attorney for SL Green Realty Corp., included on the signature page of this Form 10-K.
24.2	Power of Attorney for SL Green Operating Partnership, L.P., included on the signature page of this Form 10-K.
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements, detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 18, 2022		Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 18, 2022
Marc Holliday

/s/ Andrew W. Mathias	President and Director	February 18, 2022
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2022
Matthew J. DiLiberto

/s/ Stephen L. Green	Director	February 18, 2022
Stephen L. Green

/s/ John H. Alschuler Jr.	Director	February 18, 2022
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director	February 18, 2022
Edwin T. Burton, III

/s/ John S. Levy	Director	February 18, 2022
John S. Levy

/s/ Craig M. Hatkoff	Director	February 18, 2022
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director	February 18, 2022
Betsy S. Atkins

/s/ Lauren B. Dillard	Director	February 18, 2022
Lauren B. Dillard

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 18, 2022	By:	Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 18, 2022
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	February 18, 2022
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 18, 2022
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	February 18, 2022
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 18, 2022
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	February 18, 2022
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	February 18, 2022
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 18, 2022
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	February 18, 2022
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 18, 2022
Lauren B. Dillard