Form 10-Q
period 2022-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2022-05-09
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
As of May 6, 2022, 64,124,349 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of May 6, 2022, 689,437 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of March 31, 2022, the Company owns 94.00% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2022, noncontrolling investors held, in aggregate, a 6.00% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

On December 2, 2021, our Board of Directors declared an ordinary dividend of $0.3108 per share and a special dividend of $2.4392 per share (together, "the Total Dividend"). The Total Dividend was paid on January 18, 2022 to shareholders of record at the close of business on December 15, 2021 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed. As a result of the elections made, the cash option was oversubscribed and was prorated. Shareholders who elected to receive cash received, for each share of common stock they owned as of the Record Date, approximately $0.3976 in cash and 0.0295 shares of common stock. Shareholders who elected to receive shares received, for each share of common stock they owned as of the Record Date, approximately 0.0345 shares of common stock. The number of shares issued was calculated based on the volume weighted average trading price of SLG's common stock between January 5-7, 2022 of $79.71 per share.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,352,610	$1,350,701
Building and improvements	3,709,795	3,671,402
Building leasehold and improvements	1,654,571	1,645,081
Right of use asset - operating leases	983,723	983,723
	7,700,699	7,650,907
Less: accumulated depreciation	(1,938,804)	(1,896,199)
	5,761,895	5,754,708
Assets held for sale	49,757	140,855
Cash and cash equivalents	223,674	251,417
Restricted cash	83,644	85,567
Investments in marketable securities	32,889	34,752
Tenant and other receivables	41,257	47,616
Related party receivables	31,711	29,408
Deferred rents receivable	250,028	248,313
Debt and preferred equity investments, net of discounts and deferred origination fees of $3,670 and $5,057 and allowances of $6,630 and $6,630 in 2022 and 2021, respectively	1,107,870	1,088,723
Investments in unconsolidated joint ventures	3,000,986	2,997,934
Deferred costs, net	122,294	124,495
Other assets	308,960	262,841
Total assets (1)	$11,014,965	$11,066,629
Liabilities
Mortgages and other loans payable, net	$1,344,775	$1,394,386
Revolving credit facility, net	491,998	381,334
Unsecured term loans, net	1,242,345	1,242,002
Unsecured notes, net	899,541	899,308
Accrued interest payable	21,545	12,698
Other liabilities	276,254	195,390
Accounts payable and accrued expenses	139,460	157,571
Deferred revenue	110,631	107,275
Lease liability - financing leases	103,238	102,914
Lease liability - operating leases	852,194	851,370
Dividend and distributions payable	23,628	187,372
Security deposits	54,179	52,309
Liabilities related to assets held for sale	64,041	64,120
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,723,829	5,748,049

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
Commitments and contingencies
Noncontrolling interests in Operating Partnership	374,078	344,252
Preferred units	177,943	196,075

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2022 and December 31, 2021	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 65,184 and 65,132 issued and outstanding at March 31, 2022 and December 31, 2021, respectively (including 1,060 and 1,027 shares held in treasury at March 31, 2022 and December 31, 2021, respectively)	653	672
Additional paid-in-capital	3,792,689	3,739,409
Treasury stock at cost	(128,655)	(126,160)
Accumulated other comprehensive loss	(7,261)	(46,758)
Retained earnings	846,646	975,781
Total SL Green stockholders' equity	4,726,004	4,764,876
Noncontrolling interests in other partnerships	13,111	13,377
Total equity	4,739,115	4,778,253
Total liabilities and equity	$11,014,965	$11,066,629

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $179.6 million and $193.4 million of land, $291.2 million and $336.9 million of building and improvements, $— million and $— million of building and leasehold improvements, $15.4 million and $15.4 million of right of use assets, $11.5 million and $11.7 million of accumulated depreciation, $569.7 million and $574.4 million of other assets included in other line items, $372.5 million and $418.9 million of real estate debt, net, $0.8 million and $0.8 million of accrued interest payable, $15.3 million and $15.3 million of lease liabilities, and $226.4 million and $145.2 million of other liabilities included in other line items as of March 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue, net	$156,031	$188,089
Investment income	19,888	19,273
Other income	12,045	18,740
Total revenues	187,964	226,102
Expenses
Operating expenses, including related party expenses of $2,523 in 2022 and $2,225 in 2021	42,583	42,284
Real estate taxes	30,747	45,411
Operating lease rent	6,564	6,739
Interest expense, net of interest income	15,070	23,388
Amortization of deferred financing costs	1,948	3,774
Depreciation and amortization	46,983	62,996
Transaction related costs	28	22
Marketing, general and administrative	24,776	22,885
Total expenses	168,699	207,499

Equity in net loss from unconsolidated joint ventures	(4,715)	(2,864)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(12,629)
Purchase price and other fair value adjustments	(63)	2,664
Loss on sale of real estate, net	(1,002)	(1,388)
Depreciable real estate reserves and impairment	—	(8,241)
Net income (loss)	13,485	(3,855)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(492)	476
Noncontrolling interests in other partnerships	143	1,499
Preferred units distributions	(1,647)	(1,846)
Net income (loss) attributable to SL Green	11,489	(3,726)
Perpetual preferred stock dividends	(3,738)	(3,738)
Net income (loss) attributable to SL Green common stockholders	$7,751	$(7,464)

Basic earnings (loss) per share	$0.12	$(0.12)
Diluted earnings (loss) per share	$0.11	$(0.12)

Basic weighted average common shares outstanding	64,349	66,961
Diluted weighted average common shares and common share equivalents outstanding	70,228	72,004

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$13,485	$(3,855)
Other comprehensive income:
Increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	43,567	51,263
Decrease in unrealized value of marketable securities	(1,793)	(258)
Other comprehensive income	41,774	51,005
Comprehensive income	55,259	47,150
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(1,996)	129
Other comprehensive income attributable to noncontrolling interests	(2,277)	(2,655)
Comprehensive income attributable to SL Green	$50,986	$44,624

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2021	$221,932	64,105	$672	$3,739,409	$(126,160)	$(46,758)	$975,781	$13,377	$4,778,253
Net income							11,489	(143)	11,346
Other comprehensive income						39,497			39,497
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		1		89					89
Reallocation of noncontrolling interest in the Operating Partnership							(43,023)		(43,023)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		28	1	5,055					5,056
Repurchases of common stock		(1,971)	(20)	(114,979)			(36,198)		(151,197)
Cash distributions to noncontrolling interests								(123)	(123)
Issuance of special dividend paid primarily in stock		1,961		163,115	(2,495)				160,620
Cash distributions declared ($0.932 per common share, none of which represented a return of capital for federal income tax purposes)							(57,665)		(57,665)
Balance at March 31, 2022	$221,932	64,124	$653	$3,792,689	$(128,655)	$(7,261)	$846,646	$13,111	$4,739,115

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	66,474	$716	$3,862,949	$(124,049)	$(67,247)	$1,015,462	$26,032	$4,935,795
Net loss							(3,726)	(1,499)	(5,225)
Other comprehensive income						48,350			48,350
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		5		351					351
Reallocation of noncontrolling interest in the Operating Partnership							(26,609)		(26,609)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		110	2	6,726					6,728
Repurchases of common stock		(1,267)	(13)	(80,297)					(80,310)
Contributions to consolidated joint venture interests								171	171
Cash distributions to noncontrolling interests								(110)	(110)
Issuance of special dividend paid primarily in stock		1,974		123,529					123,529
Cash distributions declared ($0.938 per common share, none of which represented a return of capital for federal income tax purposes)							(63,312)		(63,312)
Balance at March 31, 2021	$221,932	67,296	$705	$3,913,258	$(124,049)	$(18,897)	$918,077	$24,594	$4,935,620

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$13,485	$(3,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,931	66,770
Equity in net loss from unconsolidated joint ventures	4,715	2,864
Distributions of cumulative earnings from unconsolidated joint ventures	188	69
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	—	12,629
Purchase price and other fair value adjustments	63	(2,664)
Depreciable real estate reserves and impairment	—	8,241
Loss on sale of real estate, net	1,002	1,388
Deferred rents receivable	(546)	(2,685)
Non-cash lease expense	6,043	3,375
Other non-cash adjustments	(6,964)	15,564
Changes in operating assets and liabilities:
Tenant and other receivables	13,673	(4,138)
Related party receivables	(2,335)	(683)
Deferred lease costs	(4,240)	(240)
Other assets	(25,076)	(24,354)
Accounts payable, accrued expenses, other liabilities and security deposits	28,049	(38,640)
Deferred revenue	3,550	4,121
Lease liability - operating leases	864	(19,160)
Net cash provided by operating activities	81,402	18,602
Investing Activities
Additions to land, buildings and improvements	(61,680)	(49,328)
Acquisition deposits and deferred purchase price	(15,000)	—
Investments in unconsolidated joint ventures	(11,399)	(21,027)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	16,089	19,692
Net proceeds from disposition of real estate/joint venture interest	91,994	62,800
Cash assumed from consolidation of real estate investment	—	9,475
Proceeds from sale or redemption of marketable securities	—	4,528
Other investments	209	(54)
Origination of debt and preferred equity investments	(13,122)	(5,905)
Repayments or redemption of debt and preferred equity investments	6,405	—
Net cash provided by investing activities	13,496	20,181

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Financing Activities
Proceeds from mortgages and other loans payable	5,309	10,391
Repayments of mortgages and other loans payable	(55,715)	(362,542)
Proceeds from revolving credit facility and unsecured notes	320,000	530,000
Repayments of revolving credit facility and unsecured notes	(210,000)	(10,000)
Proceeds from stock options exercised and DRSPP issuance	89	351
Repurchase of common stock	(151,197)	(84,089)
Redemption of preferred stock	(17,967)	(3,631)
Redemption of OP units	(18,272)	(13,261)
Distributions to noncontrolling interests in other partnerships	(123)	(110)
Contributions from noncontrolling interests in other partnerships	—	171
Distributions to noncontrolling interests in the Operating Partnership	(4,415)	(4,148)
Dividends paid on common and preferred stock	(66,339)	(69,772)
Other obligations related to secured borrowing	77,874	—
Tax withholdings related to restricted share awards	(3,888)	(2,788)
Deferred loan costs	80	(288)
Principal payments of on financing lease liabilities	—	(255)
Net cash used in financing activities	(124,564)	(9,971)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,666)	28,812
Cash, cash equivalents, and restricted cash at beginning of year	336,984	372,795
Cash, cash equivalents, and restricted cash at end of period	$307,318	$401,607

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of special dividend paid primarily in stock	$160,620	$123,529
Tenant improvements and capital expenditures payable	8,700	15,214
Fair value adjustment to noncontrolling interest in the Operating Partnership	43,023	26,609
Consolidation of real estate investment	—	119,444
Extinguishment of debt in connection with property dispositions	—	53,548
Debt and preferred equity investments	—	10,000
Removal of fully depreciated commercial real estate properties	651	1,120
Share repurchase payable	—	3,779
Recognition of right of use assets and related lease liabilities	—	119,711
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$223,674	$304,999
Restricted cash	83,644	96,608
Total cash, cash equivalents, and restricted cash	$307,318	$401,607
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,352,610	$1,350,701
Building and improvements	3,709,795	3,671,402
Building leasehold and improvements	1,654,571	1,645,081
Right of use asset - operating leases	983,723	983,723
	7,700,699	7,650,907
Less: accumulated depreciation	(1,938,804)	(1,896,199)
	5,761,895	5,754,708
Assets held for sale	49,757	140,855
Cash and cash equivalents	223,674	251,417
Restricted cash	83,644	85,567
Investments in marketable securities	32,889	34,752
Tenant and other receivables	41,257	47,616
Related party receivables	31,711	29,408
Deferred rents receivable	250,028	248,313
Debt and preferred equity investments, net of discounts and deferred origination fees of $3,670 and $5,057 and allowances of $6,630 and $6,630 in 2022 and 2021, respectively	1,107,870	1,088,723
Investments in unconsolidated joint ventures	3,000,986	2,997,934
Deferred costs, net	122,294	124,495
Other assets	308,960	262,841
Total assets (1)	$11,014,965	$11,066,629
Liabilities
Mortgages and other loans payable, net	$1,344,775	$1,394,386
Revolving credit facility, net	491,998	381,334
Unsecured term loans, net	1,242,345	1,242,002
Unsecured notes, net	899,541	899,308
Accrued interest payable	21,545	12,698
Other liabilities	276,254	195,390
Accounts payable and accrued expenses	139,460	157,571
Deferred revenue	110,631	107,275
Lease liability - financing leases	103,238	102,914
Lease liability - operating leases	852,194	851,370
Dividend and distributions payable	23,628	187,372
Security deposits	54,179	52,309
Liabilities related to assets held for sale	64,041	64,120
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,723,829	5,748,049
Commitments and contingencies
Limited partner interests in SLGOP (4,095 and 3,782 limited partner common units outstanding at March 31, 2022 and December 31, 2021, respectively)	374,078	344,252
Preferred units	177,943	196,075

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2022 and December 31, 2021	221,932	221,932
SL Green partners' capital (682 and 677 general partner common units and 63,442 and 63,428 limited partner common units outstanding at March 31, 2022 and December 31, 2021, respectively)	4,511,333	4,589,702
Accumulated other comprehensive loss	(7,261)	(46,758)
Total SLGOP partners' capital	4,726,004	4,764,876
Noncontrolling interests in other partnerships	13,111	13,377
Total capital	4,739,115	4,778,253
Total liabilities and capital	$11,014,965	$11,066,629

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $179.6 million and $193.4 million of land, $291.2 million and $336.9 million of building and improvements, $— million and $— million of building and leasehold improvements, $15.4 million and $15.4 million of right of use assets, $11.5 million and $11.7 million of accumulated depreciation, $569.7 million and $574.4 million of other assets included in other line items, $372.5 million and $418.9 million of real estate debt, net, $0.8 million and $0.8 million of accrued interest payable, $15.3 million and $15.3 million of lease liabilities, and $226.4 million and $145.2 million of other liabilities included in other line items as of March 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue, net	$156,031	$188,089
Investment income	19,888	19,273
Other income	12,045	18,740
Total revenues	187,964	226,102
Expenses
Operating expenses, including related party expenses of $2,523 in 2022 and $2,225 in 2021	42,583	42,284
Real estate taxes	30,747	45,411
Operating lease rent	6,564	6,739
Interest expense, net of interest income	15,070	23,388
Amortization of deferred financing costs	1,948	3,774
Depreciation and amortization	46,983	62,996
Transaction related costs	28	22
Marketing, general and administrative	24,776	22,885
Total expenses	168,699	207,499

Equity in net loss from unconsolidated joint ventures	(4,715)	(2,864)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(12,629)
Purchase price and other fair value adjustments	(63)	2,664
Loss on sale of real estate, net	(1,002)	(1,388)
Depreciable real estate reserves and impairment	—	(8,241)
Net income (loss)	13,485	(3,855)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	143	1,499
Preferred units distributions	(1,647)	(1,846)
Net income (loss) attributable to SLGOP	11,981	(4,202)
Perpetual preferred unit distributions	(3,738)	(3,738)
Net income (loss) attributable to SLGOP common unitholders	$8,243	$(7,940)

Basic earnings (loss) per unit	$0.12	$(0.12)
Diluted earnings (loss) per unit	$0.11	$(0.12)

Basic weighted average common units outstanding	68,470	71,109
Diluted weighted average common units and common unit equivalents outstanding	70,228	72,004

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$13,485	$(3,855)
Other comprehensive income:
Increase in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	43,567	51,263
Decrease in unrealized value of marketable securities	(1,793)	(258)
Other comprehensive income	41,774	51,005
Comprehensive income	55,259	47,150
Net loss attributable to noncontrolling interests and preferred units distributions	143	1,499
Other comprehensive income attributable to noncontrolling interests	(2,277)	(2,655)
Comprehensive income attributable to SLGOP	$53,125	$45,994

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2021	$221,932	64,105	$4,589,702	$(46,758)	$13,377	$4,778,253
Net income			11,489		(143)	11,346
Other comprehensive income				39,497		39,497
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		1	89			89
Reallocation of noncontrolling interests in the Operating Partnership			(43,023)			(43,023)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		28	5,056			5,056
Repurchases of common units		(1,971)	(151,197)			(151,197)
Cash distributions to noncontrolling interests					(123)	(123)
Issuance of special distribution paid primarily in units		1,961	160,620			160,620
Cash distributions declared ($0.932 per common unit, none of which represented a return of capital for federal income tax purposes)			(57,665)			(57,665)
Balance at March 31, 2022	$221,932	64,124	$4,511,333	$(7,261)	$13,111	$4,739,115

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	66,474	$4,755,078	$(67,247)	$26,032	$4,935,795
Net loss			(3,726)		(1,499)	(5,225)
Other comprehensive income				48,350		48,350
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		5	351			351
Reallocation of noncontrolling interests in the Operating Partnership			(26,609)			(26,609)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		110	6,728			6,728
Repurchases of common stock		(1,267)	(80,310)			(80,310)
Contribution to consolidated joint venture interests					171	171
Cash distributions to noncontrolling interests					(110)	(110)
Issuance of special distribution paid primarily in units		1,974	123,529			123,529
Cash distributions declared ($0.938 per common unit, none of which represented a return of capital for federal income tax purposes)			(63,312)			(63,312)
Balance at March 31, 2021	$221,932	67,296	$4,707,991	$(18,897)	$24,594	$4,935,620

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$13,485	$(3,855)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,931	66,770
Equity in net loss from unconsolidated joint ventures	4,715	2,864
Distributions of cumulative earnings from unconsolidated joint ventures	188	69
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	—	12,629
Purchase price and other fair value adjustments	63	(2,664)
Depreciable real estate reserves and impairment	—	8,241
Loss on sale of real estate, net	1,002	1,388
Deferred rents receivable	(546)	(2,685)
Non-cash lease expense	6,043	3,375
Other non-cash adjustments	(6,964)	15,564
Changes in operating assets and liabilities:
Tenant and other receivables	13,673	(4,138)
Related party receivables	(2,335)	(683)
Deferred lease costs	(4,240)	(240)
Other assets	(25,076)	(24,354)
Accounts payable, accrued expenses, other liabilities and security deposits	28,049	(38,640)
Deferred revenue	3,550	4,121
Lease liability - operating leases	864	(19,160)
Net cash provided by operating activities	81,402	18,602
Investing Activities
Additions to land, buildings and improvements	(61,680)	(49,328)
Acquisition deposits and deferred purchase price	(15,000)	—
Investments in unconsolidated joint ventures	(11,399)	(21,027)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	16,089	19,692
Net proceeds from disposition of real estate/joint venture interest	91,994	62,800
Cash assumed from consolidation of real estate investment	—	9,475
Proceeds from sale or redemption of marketable securities	—	4,528
Other investments	209	(54)
Origination of debt and preferred equity investments	(13,122)	(5,905)
Repayments or redemption of debt and preferred equity investments	6,405	—
Net cash provided by investing activities	13,496	20,181
Financing Activities
Proceeds from mortgages and other loans payable	5,309	10,391
Repayments of mortgages and other loans payable	(55,715)	(362,542)
Proceeds from revolving credit facility and unsecured notes	320,000	530,000
Repayments of revolving credit facility and unsecured notes	(210,000)	(10,000)
Proceeds from stock options exercised and DRSPP issuance	89	351
Repurchase of common units	(151,197)	(84,089)
Redemption of preferred units	(17,967)	(3,631)
Redemption of OP units	(18,272)	(13,261)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Distributions to noncontrolling interests in other partnerships	(123)	(110)
Contributions from noncontrolling interests in other partnerships	—	171
Distributions paid on common and preferred units	(70,754)	(73,920)
Other obligations related to secured borrowing	77,874	—
Tax withholdings related to restricted share awards	(3,888)	(2,788)
Deferred loan costs	80	(288)
Principal payments of on financing lease liabilities	—	(255)
Net cash used in financing activities	(124,564)	(9,971)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(29,666)	28,812
Cash, cash equivalents, and restricted cash at beginning of year	336,984	372,795
Cash, cash equivalents, and restricted cash at end of period	$307,318	$401,607

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of special distribution paid primarily in units	$160,620	$123,529
Tenant improvements and capital expenditures payable	8,700	15,214
Fair value adjustment to noncontrolling interest in the Operating Partnership	43,023	26,609
Consolidation of real estate investment	—	119,444
Extinguishment of debt in connection with property dispositions	—	53,548
Debt and preferred equity investments	—	10,000
Removal of fully depreciated commercial real estate properties	651	1,120
Share repurchase payable	—	3,779
Recognition of right of use assets and related lease liabilities	—	119,711
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$223,674	$304,999
Restricted cash	83,644	96,608
Total cash, cash equivalents, and restricted cash	$307,318	$401,607

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2022
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2022, noncontrolling investors held, in the aggregate, a 6.00% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On December 2, 2021, our Board of Directors declared an ordinary dividend of $0.3108 per share and a special dividend of $2.4392 per share (together, "the Total Dividend"). The Total Dividend was paid on January 18, 2022 to shareholders of record at the close of business on December 15, 2021 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed. As a result of the elections made, the cash option was oversubscribed and was prorated. Shareholders who elected to receive cash received, for each share of common stock they owned as of the Record Date, approximately $0.3976 in cash and 0.0295 shares of common stock. Shareholders who elected to receive shares received, for each share of common stock they owned as of the Record Date, approximately 0.0345 shares of common stock. The number of shares issued was calculated based on the volume weighted average trading price of SLG's common stock between January 5-7, 2022 of $79.71 per share.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
As of March 31, 2022, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Property Type		Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office		12		8,180,345	11	13,661,381	23	21,841,726	91.5%
	Retail		2	(2)	17,888	9	301,996	11	319,884	91.2%
	Development/Redevelopment	(1)	6		2,230,282	2	1,618,310	8	3,848,592	N/A
	Fee Interest		1		7,684	—	—	1	7,684	N/A
			21		10,436,199	22	15,581,687	43	26,017,886	91.5%
Suburban	Office		7		862,800	—	—	7	862,800	78.6%
Total commercial properties			28		11,298,999	22	15,581,687	50	26,880,686	91.0%
Residential:
Manhattan	Residential		2	(2)	222,632	6	445,934	8	668,566	87.9%
Total portfolio			30		11,521,631	28	16,027,621	58	27,549,252	91.0%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
(2)As of March 31, 2022, we owned a building at 7 Dey / 185 Broadway that was comprised of approximately 50,206 square feet (unaudited) of retail space and approximately 140,382 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.
As of March 31, 2022, we also manage one office building owned by a third party encompassing approximately 0.3 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.1 billion, excluding debt and preferred equity investments and other financing receivables totaling less than $0.1 billion that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2022 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 of the Company and the Operating Partnership.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Subsequent Events
In April 2022, the Company closed on the sale of 1080 Amsterdam Avenue and its remaining interests in the Stonehenge portfolio for a gross sales price of $42.7 million and $1.0 million, respectively.
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
March 31, 2022
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
For the three months ended March 31, 2022 and 2021, we recognized a reduction of rental revenue of ($0.1 million) and ($1.9 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Identified intangible assets (included in other assets):
Gross amount	$199,722	$199,722
Accumulated amortization	(184,129)	(182,643)
Net (1)	$15,593	$17,079
Identified intangible liabilities (included in deferred revenue):
Gross amount	$212,767	$212,767
Accumulated amortization	(210,454)	(210,262)
Net (1)	$2,313	$2,505
(1)As of March 31, 2022, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale or liabilities related to assets held for sale. As of December 31, 2021, $1.8 million of net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of March 31, 2022, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326. We account for our equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
As of March 31, 2022 and December 31, 2021, we held the following marketable securities (in thousands):

	March 31, 2022	December 31, 2021
Commercial mortgage-backed securities	$22,353	$24,146
Total marketable securities available-for-sale	$22,353	$24,146

Equity marketable securities	$10,536	$10,606
Total investment in marketable securities	$32,889	$34,752
The cost basis of the commercial mortgage-backed securities was $23.0 million as of March 31, 2022 and as of December 31, 2021. These securities mature at various times through 2035. All securities were in an unrealized gain position as of March 31, 2022 and December 31, 2021 except for one security, which had an unrealized loss of $2.1 million and a fair market value of $5.7 million as of March 31, 2022, and an unrealized loss of $0.6 million and a fair value of $7.2 million as of December 31, 2021. This marketable security was in a continuous unrealized loss position for more than 12 months as of March 31, 2022 and December 31, 2021. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases.
We held equity marketable securities as of March 31, 2022 and December 31, 2021. We recognized $0.1 million of unrealized loss for the three months ended March 31, 2022. We did not hold any equity marketable securities during the three months ended March 31, 2021.
We did not dispose of any debt or equity marketable securities during the three months ended March 31, 2022. During the three months ended March 31, 2021, we received aggregate net proceeds of $5.0 million from the repayment of one debt marketable security.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2022.
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
March 31, 2022
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
March 31, 2022
(unaudited)
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
March 31, 2022
(unaudited)
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
We recorded Federal, state and local tax provisions totaling $0.9 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively.
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Viacom CBS Inc., which accounted for 6.3% of our share of annualized cash rent as of March 31, 2022, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, as of March 31, 2022.
For the three months ended March 31, 2022, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended March 31, 2022
One Vanderbilt Avenue	14.3%
11 Madison Avenue	9.3%
420 Lexington Ave	7.0%
1185 Avenue of the Americas	7.0%
1515 Broadway	6.9%
280 Park Avenue	5.8%
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
Accounting Standards Updates
In March 2022, the FASB issued ASU No. 2022-02 Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the troubled debt restructuring recognition and measurement guidance and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulties. Additionally, ASU 2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for entities in accordance with Subtopic 326-20, which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. ASU 2022-02 is effective for reporting periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2022-02 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
In July 2021, the FASB issued ASU No. 2021-05 Leases (Topic 842) Lessors - Certain Leases with Variable Lease Payments. ASU 2021-05 amends the lease classification requirements for lessors when classifying and accounting for a lease with variable lease payments that do not depend on a reference rate index or a rate. The update provides criteria, that if met, the lease would be classified and accounted for as an operating lease. ASU 2021-05 is effective for reporting periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and it did not have a material impact on the Company's consolidated financial statements.
In August 2020, the FASB issued Accounting Standard Update, or "ASU," No. 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for reporting periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and it did not have a material impact on the Company's consolidated financial statements.
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
3. Property Acquisitions
During the three months ended March 31, 2022, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of March 31, 2022, 1080 Amsterdam Avenue was classified as held for sale as we entered into an agreement to sell the property for total consideration of $42.7 million. The sale closed in the second quarter of 2022.
Property Dispositions
The following table summarizes the properties disposed of during the three months ended March 31, 2022:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price (in millions)	Gain (Loss) (in millions)
707 Eleventh Avenue	February 2022	Fee Interest	159,720	$95.0	$(0.8)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the three months ended March 31, 2022 and the twelve months ended December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Balance at beginning of year (1)	$1,088,723	$1,076,542
Debt investment originations/fundings/accretion (2)	16,615	193,824
Preferred equity investment originations/accretion (2)	8,937	13,220
Redemptions/sales/syndications/equity ownership/amortization (3)	(6,405)	(201,446)
Net change in loan loss reserves	—	6,583
Balance at end of period (1)	$1,107,870	$1,088,723
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in Other assets and Other liabilities on the consolidated balance sheets.
Below is a summary of our debt and preferred equity investments as of March 31, 2022 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Weighted Average Yield at End of Period	Maturity (1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$26,088	$26,233	L + 3.50%	$73,000	$73,000	3.00%	$99,088	$—	4.25%	2022 - 2023
Mezzanine Debt	276,040	276,670	L + 4.95% - 12.57%	450,799	459,865	2.90% - 14.30%	726,839	4,700,426	6.98%	2022 - 2029
Preferred Equity	—	—	—	281,943	282,403	6.50% - 11.00%	281,943	1,962,750	9.64%	2022 - 2027
Balance at end of period	$302,128	$302,903		$805,742	$815,268		$1,107,870	$6,663,176
(1)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
The following table is a roll forward of our total allowance for loan losses for the three months ended March 31, 2022 and the twelve months ended December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Balance at beginning of year	$6,630	$13,213
Write-offs charged against the allowance	—	(6,583)
Balance at end of period (1)	$6,630	$6,630
(1)As of March 31, 2022, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $225.4 million.

As of March 31, 2022 and December 31, 2021, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of two investments with a carrying value, net of reserves, of $223.1 million and $6.8 million, as discussed in the Debt Investments and Preferred Equity Investments tables further below.
No other financing receivables were 90 days past due as of March 31, 2022 and December 31, 2021.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of March 31, 2022 and December 31, 2021 (dollars in thousands):

Risk Rating	March 31, 2022	December 31, 2021
1 - Low Risk Assets - Low probability of loss	$517,330	$644,489
2 - Watch List Assets - Higher potential for loss	583,650	437,344
3 - High Risk Assets - Loss more likely than not	6,890	6,890
	$1,107,870	$1,088,723
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of March 31, 2022 (dollars in thousands):

	As of March 31, 2022
Risk Rating	2022(1)	2021(1)	2020(1)	Prior(1)	Total
1 - Low Risk Assets - Low probability of loss	$—	$142,264	$153,055	$222,011	$517,330
2 - Watch List Assets - Higher potential for loss	—	—	135,157	448,493	583,650
3 - High Risk Assets - Loss more likely than not	—	—	—	6,890	6,890
	$—	$142,264	$288,212	$677,394	$1,107,870
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
We have determined that we have one portfolio segment of financing receivables as of March 31, 2022 and December 31, 2021 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $10.4 million and $10.5 million as of March 31, 2022 and December 31, 2021, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the three months ended March 31, 2022 and 2021. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
Debt Investments
    As of March 31, 2022 and December 31, 2021, we held the following debt investments with an aggregate weighted average current yield of 6.65% as of March 31, 2022 (dollars in thousands):

Loan Type	March 31, 2022 Future Funding Obligations	March 31, 2022 Senior Financing	March 31, 2022 Carrying Value (1)	December 31, 2021 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan	$—	$280,000	$44,182	$43,521	August 2022
Mortgage Loan	—	—	73,000	73,000	April 2023
Mezzanine Loan (3)	—	382,473	225,367	225,367	June 2023
Mezzanine Loan	—	276,885	69,264	66,873	June 2023
Mezzanine Loan (4a)(5)	—	105,000	13,366	13,366	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan (6)	—	1,712,750	55,250	55,250	June 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Total fixed rate	$—	$2,937,108	$530,429	$527,377
Floating Rate Investments:
Mezzanine Loan	$—	$275,000	$49,999	$49,998	April 2023
Mezzanine Loan	4,624	181,536	37,824	37,511	July 2022
Mezzanine Loan (4b)(7)	—	1,115,000	135,157	133,735	April 2022
Mezzanine Loan	3,761	54,000	8,238	8,050	May 2022
Mortgage and Mezzanine Loan	18,142	—	40,161	34,874	December 2022
Mezzanine Loan	33,685	137,783	30,749	30,802	May 2023
Total floating rate	$60,212	$1,763,319	$302,128	$294,970
Allowance for loan loss	—	—	(6,630)	(6,630)
Total	$60,212	$4,700,427	$825,927	$815,717
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any extension options to the extent they have not been exercised as of the date of this filing.
(3)This loan was put on non-accrual in July 2020 and remains on non-accrual as of March 31, 2022. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower.
(4)Carrying value is net of the following amounts that were sold or syndicated, which are included in Other assets and Other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $12.0 million, and (b) $0.4 million.
(5)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of March 31, 2022. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower. Additionally, we determined the borrower entity to be a VIE, in which we are not the primary beneficiary.
(6)The borrower under this mezzanine loan is an entity affiliated with HNA, which owns an equity interest in 245 Park Avenue. The borrower filed for bankruptcy protection on October 31, 2021, which the Company contested.
(7)In the second quarter of 2022, this loan was extended for two months to May 2022.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
Preferred Equity Investments
As of March 31, 2022 and December 31, 2021, we held the following preferred equity investments with an aggregate weighted average current yield of 9.64% as of March 31, 2022 (dollars in thousands):

Type	March 31, 2022 Future Funding Obligations	March 31, 2022 Senior Financing	March 31, 2022 Carrying Value (1)	December 31, 2021 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity (3)	$—	$1,712,750	$167,875	$160,772	June 2022
Preferred Equity	—	250,000	114,068	112,234	February 2027
Total Preferred Equity	$—	$1,962,750	$281,943	$273,006
Allowance for loan loss	—	—	—	—
Total	$—	$1,962,750	$281,943	$273,006
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.
(3)On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. The Company contested the filing, on the basis that the filing was done in bad faith and in violation of HNA's agreements with the Company, and is currently appealing the Bankruptcy court's ruling upholding the filing by HNA.

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2022, the book value of these investments was $3.0 billion, net of investments with negative book values totaling $105.6 million for which we have an implicit commitment to fund future capital needs.
As of March 31, 2022 and December 31, 2021, 800 Third Avenue, 21 East 66th Street, and certain properties within the Stonehenge Portfolio are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $86.2 million and $85.6 million as of March 31, 2022 and December 31, 2021, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
The table below provides general information on each of our joint ventures as of March 31, 2022:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Wharton Properties/Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor/Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street (3)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue (4)	Wharton Properties	50.00%	50.00%	69,214
121 Greene Street	Wharton Properties	50.00%	50.00%	7,131
Stonehenge Portfolio (5)	Various	Various	Various	1,439,016
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea/Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza	RXR Realty / New York REIT	24.95%	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218
15 Beekman (6)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.27%	36.27%	12,946
One Madison Avenue (7)	National Pension Service of Korea/Hines Interest LP/International Investor	25.50%	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	51.00%	1,135,000
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of March 31, 2022. Changes in ownership or economic interests within the current year are disclosed in the notes below.
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
(5)The sale of this investment closed in April 2022 for a gross consideration of $1.0 million.
(6)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(7)In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million in 2020. The fair value of our investment was determined by the terms of the joint venture agreement governing the capitalization of the project. The partners have committed aggregate equity to the project totaling no less than $492.2 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 49.5%. As of March 31, 2022, the total of the two partners' ownership interests based on equity contributed was 39.2%. In 2021, the Company admitted an additional partner to the development project for a committed aggregate equity investment totaling no less than $259.3 million. The partner's indirect ownership interest in the joint venture is based on it's capital contributions, up to an aggregate maximum of 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at March 31, 2022 and December 31, 2021.

Disposition of Joint Venture Interests or Properties
We did not dispose of any investments in unconsolidated joint ventures during the three months ended March 31, 2022.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of March 31, 2022 and December 31, 2021, respectively, are as follows (dollars in thousands):

Property	Economic Interest (1)	Current Maturity Date	Final Maturity Date (2)	Interest Rate (3)		March 31, 2022	December 31, 2021
Fixed Rate Debt:
717 Fifth Avenue (mortgage)	10.92%	July 2022	July 2022		4.45%	$300,000	$300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022	July 2022		5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022	October 2022		4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022	October 2022		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	April 2028		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	June 2023		5.12%	500,000	500,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	796,929	801,845
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	177,000
Worldwide Plaza	24.95%	November 2027	November 2027		3.98%	1,200,000	1,200,000
One Vanderbilt Avenue	71.01%	July 2031	July 2031		2.95%	3,000,000	3,000,000
Stonehenge Portfolio (4)	Various	Various	Various		3.50%	194,558	195,493
Total fixed rate debt						$8,210,815	$8,216,666
Floating Rate Debt:
1552 Broadway	50.00%	October 2022	October 2022	L+	2.65%	$193,132	$193,132
280 Park Avenue	50.00%	September 2022	September 2024	L+	1.73%	1,200,000	1,200,000
121 Greene Street	50.00%	November 2022	November 2022	L+	2.00%	13,056	13,228
2 Herald Square	51.00%	November 2022	November 2023	L+	1.95%	199,664	200,989
11 West 34th Street	30.00%	January 2023	January 2023	L+	1.45%	23,000	23,000
220 East 42nd Street	51.00%	June 2023	June 2025	L+	2.75%	510,000	510,000
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550
100 Park Avenue	49.90%	December 2023	December 2025	L+	2.25%	360,000	360,000
15 Beekman (5)	20.00%	January 2024	July 2025	L+	1.50%	50,805	43,566
10 East 53rd Street	55.00%	February 2025	February 2025	L+	1.35%	220,000	220,000
One Madison Avenue (6)	25.50%	November 2025	November 2026	L+	3.35%	193,184	169,629
21 East 66th Street	32.28%	June 2033	June 2033	T+	2.75%	620	632
Total floating rate debt						$3,029,011	$2,999,726
Total joint venture mortgages and other loans payable						$11,239,826	$11,216,392
Deferred financing costs, net						(121,491)	(130,516)
Total joint venture mortgages and other loans payable, net						$11,118,335	$11,085,876
(1)Economic interest represents the Company's interests in the joint venture as of March 31, 2022. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain conditions, including meeting tests based on the operating performance of the property.
(3)Interest rates as of March 31, 2022, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR ("L") or 1-year Treasury ("T").
(4)Comprised of three mortgages totaling $131.6 million that mature in April 2028 and two mortgages totaling $63.0 million that mature in July 2029. The sale of this investment closed in April 2022.
(5)This loan is a $125.0 million construction facility. Advances under the loan are subject to costs incurred.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
(6)The loan is a $1.25 billion construction facility with an initial term of five years with one, one year extension option. Advances under the loan are subject to costs incurred. In conjunction with the loan, we provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $6.2 million and $2.4 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2022 and 2021, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets (1)
Commercial real estate property, net	$14,785,274	$14,763,874
Cash and restricted cash	751,944	768,510
Tenant and other receivables, related party receivables, and deferred rents receivable	562,483	533,455
Other assets	1,796,952	1,776,030
Total assets	$17,896,653	$17,841,869
Liabilities and equity (1)
Mortgages and other loans payable, net	$11,118,335	$11,085,876
Deferred revenue	1,141,181	1,158,242
Lease liabilities	999,553	980,595
Other liabilities	368,957	352,499
Equity	4,268,627	4,264,657
Total liabilities and equity	$17,896,653	$17,841,869
Company's investments in unconsolidated joint ventures	$3,000,986	$2,997,934
(1)At March 31, 2022, $550.4 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Total revenues	$335,266	$301,541
Operating expenses	59,914	46,233
Real estate taxes	60,722	54,592
Operating lease rent	6,268	5,644
Interest expense, net of interest income	94,913	78,749
Amortization of deferred financing costs	6,757	6,384
Depreciation and amortization	112,713	114,879
Total expenses	341,287	306,481
Net loss before gain on sale	$(6,021)	$(4,940)
Company's equity in net loss from unconsolidated joint ventures	$(4,715)	$(2,864)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
7. Deferred Costs
Deferred costs as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred leasing costs	$404,778	$400,419
Less: accumulated amortization	(282,484)	(275,924)
Deferred costs, net	$122,294	$124,495
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of March 31, 2022 and December 31, 2021, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		March 31, 2022	December 31, 2021
Fixed Rate Debt:
100 Church Street	July 2022	July 2022		4.68%	$198,980	$200,212
420 Lexington Avenue	October 2024	October 2040		3.99%	287,243	288,660
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
1080 Amsterdam (3)	February 2027	February 2027		3.59%	34,348	34,537
Total fixed rate debt					$1,070,571	$1,073,409
Floating Rate Debt:
7 Dey / 185 Broadway (4)	November 2022	November 2023	L+	2.85%	$203,478	$198,169
719 Seventh Avenue	September 2023	September 2023	L+	1.20%	50,000	50,000
690 Madison Avenue	July 2024	July 2025	L+	1.50%	60,000	60,000
609 Fifth Avenue	March 2022	March 2025	L+	—%	—	52,882
2017 Master Repurchase Agreement (5)					—	—
Total floating rate debt					$313,478	$361,051
Total fixed rate and floating rate debt					$1,384,049	$1,434,460
Mortgages reclassed to liabilities related to assets held for sale					(34,348)	(34,537)
Total mortgages and other loans payable					$1,349,701	$1,399,923
Deferred financing costs, net of amortization					(4,926)	(5,537)
Total mortgages and other loans payable, net					$1,344,775	$1,394,386
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of March 31, 2022, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR, unless otherwise specified.
(3)The loan is comprised of a $33.4 million mortgage loan and $0.9 million mezzanine loan with a fixed interest rate of 350 basis points and 700 basis points, respectively, for the first five years and is prepayable without penalty at the end of the fifth year. The Company closed on the sale of this investment in April 2022.
(4)This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three year term with two one year extension options. In October 2021, an extension option was exercised, and the maturity date of this loan was extended by one year. Advances under the loan are subject to incurred costs and funded equity requirements.
(5)In June 2021, we exercised a one year extension option which extended the maturity date to June 2022. As of March 31, 2022, there was no outstanding balance on the $400 million facility.
As of March 31, 2022 and December 31, 2021, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $1.9 billion and $2.1 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of March 31, 2022, there have been no margin calls on the 2017 MRA.
In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and is scheduled to mature in June 2022. As of March 31, 2022, the facility had no outstanding balance.
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, or the 2017 credit facility, and was originally entered into by the Company in November 2012, or the 2012 credit facility. As of March 31, 2022, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2022, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of March 31, 2022, the applicable spread over adjusted Term SOFR plus 10 basis points was 105 basis points for the revolving credit facility, 120 basis points for Term Loan A, and 125 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2022, the facility fee was 20 basis points.
As of March 31, 2022, we had $2.0 million of outstanding letters of credit, $500.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $0.75 billion under the 2021 credit facility. As of March 31, 2022 and December 31, 2021, the revolving credit facility had a carrying value of $492.0 million and $381.3 million, respectively, net of deferred financing costs. As of March 31, 2022 and December 31, 2021, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility. The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2022 and December 31, 2021, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2022 Unpaid Principal Balance	March 31, 2022 Accreted Balance	December 31, 2021 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
October 5, 2017 (2)	$500,000	$499,940	$499,913	3.25%	5	October 2022
November 15, 2012 (3)	300,000	300,728	301,002	4.50%	10	December 2022
December 17, 2015 (4)	100,000	100,000	100,000	4.27%	10	December 2025
	$900,000	$900,668	$900,915
Deferred financing costs, net	—	(1,127)	(1,607)
	$900,000	$899,541	$899,308
(1)Interest rate as of March 31, 2022, taking into account interest rate hedges in effect during the period.
(2)Issued by the Operating Partnership with the Company as the guarantor.
(3)In October 2017, the Company and the Operating Partnership as co-obligors issued an additional $100.0 million of 4.50% senior unsecured notes due December 2022. The notes were priced at 105.334% of par.
(4)Issued by the Company and the Operating Partnership as co-obligors.
Restrictive Covenants
The terms of the 2021 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2022 and December 31, 2021, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2022, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2022	$5,962	$401,261	$—	$—	$—	$800,000	$1,207,223	$422,442
2023	6,640	50,000	—	—	—	—	56,640	750,696
2024	5,328	332,749	—	200,000	—	—	538,077	626,671
2025	873	—	—	—	—	100,000	100,873	1,431,734
2026	904	—	500,000	—	—	—	500,904	107,230
Thereafter	75	580,257	—	1,050,000	100,000	—	1,730,332	2,435,913
	$19,782	$1,364,267	$500,000	$1,250,000	$100,000	$900,000	$4,134,049	$5,774,686
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense before capitalized interest	$32,052	$39,868
Interest on financing leases	1,237	1,492
Interest capitalized	(17,941)	(17,583)
Interest income	(278)	(389)
Interest expense, net	$15,070	$23,388
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
Income earned from the profit participation, which is included in Other income on the consolidated statements of operations, was $0.7 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $4.3 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
One Vanderbilt Avenue Investment
In December 2016, we entered into agreements with entities owned and controlled by our Chairman and CEO, Marc Holliday, and our President, Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project at the appraised fair market value for the interests acquired. This investment entitles these entities to receive approximately 1.50% - 1.80% and 1.00% - 1.20%, respectively, of any profits realized by the Company from its One Vanderbilt project in excess of the Company’s capital contributions. The entities have no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests will have no value and will not entitle these entities to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company has received distributions from the One Vanderbilt project in excess of the Company’s aggregate investment in the project. In the event that the Company does not realize a profit on its investment in the project (or would not realize a profit based on the value at the time the interests are repurchased), the entities owned and controlled by Messrs. Holliday and Mathias will lose the entire amount of their investment. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equaled the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
Messrs. Holliday and Mathias cannot monetize their interests until after stabilization of the property (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the 7-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday’s and Mathias’s continued service with us. The price paid upon monetization of the interests will equal the liquidation value of the interests at the time, with the value of One Vanderbilt being based on its sale price, if applicable, or fair market value as determined by an independent third party appraiser. As of March 31, 2022, stabilization of the property was achieved.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three months ended March 31, 2022 and 2021, we recorded $0.7 million and $0.1 million, respectively, of rent expense under the lease. Additionally, in June 2021, we, through a wholly-owned subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced in October 2021. For the three months ended March 31, 2022, we recorded $9.8 million of rent expense under the lease, including percentage rent, of which $6.6 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations.
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Due from joint ventures	$31,001	$28,204
Other	710	1,204
Related party receivables	$31,711	$29,408
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2022 and December 31, 2021, the noncontrolling interest unit holders owned 6.00%, or 4,095,291 units, and 5.57%, or 3,781,565 units, of the Operating Partnership, respectively, inclusive of retroactive adjustments to reflect the reverse stock split effectuated by SL Green in January 2022. As of March 31, 2022, 4,095,291 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2022 and the twelve months ended December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Balance at beginning of period	$344,252	$358,262
Distributions	(4,415)	(15,749)
Issuance of common units	6,721	18,678
Redemption and conversion of common units	(18,272)	(53,289)
Net income	492	25,457
Accumulated other comprehensive loss allocation	2,277	1,042
Fair value adjustment	43,023	9,851
Balance at end of period	$374,078	$344,252
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of March 31, 2022:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	3.50%	109,161	109,161	109,161	$35.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	70.0000	1,000.00	29.12	January 2007
Series K	3.50%	700,000	563,954	341,677	0.8750	25.00	134.67	August 2014
Series L	4.00%	500,000	378,634	372,634	1.0000	25.00	—	August 2014
Series P	4.00%	200,000	200,000	200,000	1.0000	25.00	—	July 2015
Series Q	3.50%	268,000	268,000	268,000	0.8750	25.00	148.95	July 2015
Series R	3.50%	400,000	400,000	400,000	0.8750	25.00	154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	1.0000	25.00	—	August 2015
Series V	3.50%	40,000	40,000	40,000	0.8750	25.00	—	May 2019
Series W (5)	(6)	1	1	1	(6)	(6)	(6)	January 2020
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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of March 31, 2022, no Subsidiary Series B Preferred Units have been issued.
(5)The Series W preferred unit was issued in January 2020 in exchange for the then-outstanding Series O preferred unit. The holder of the Series W preferred unit is entitled to quarterly dividends in an amount calculated as (i) 1,350 multiplied by (ii) the current distribution per common unit of limited partnership in SL Green Operating Partnership. The holder has the right to require the Operating Partnership to repurchase the Series W unit for cash, or convert the Series W unit for Class B units, in each case at a price that is determined based on the closing price of the Company's common stock at the time such right is exercised. The unit's liquidation preference is the fair market value of the unit plus accrued distributions at the time of a liquidation event.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
Below is a summary of the activity relating to the preferred units in the Operating Partnership for the three months ended March 31, 2022 and the twelve months ended December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Balance at beginning of period	$196,075	$202,169
Issuance of preferred units	—	—
Redemption of preferred units	(17,967)	(6,040)
Dividends paid on preferred units	(1,662)	(6,760)
Accrued dividends on preferred units	1,497	6,706
Balance at end of period	$177,943	$196,075
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2022, 64,124,447 shares of common stock and no shares of excess stock were issued and outstanding.
On December 2, 2021, our Board of Directors declared an ordinary dividend of $0.3108 per share and a special dividend of $2.4392 per share (together, "the Total Dividend"). The Total Dividend was paid on January 18, 2022 to shareholders of record at the close of business on December 15, 2021 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed. As a result of the elections made, the cash option was oversubscribed and was prorated. Shareholders who elected to receive cash received, for each share of common stock they owned as of the Record Date, approximately $0.3976 in cash and 0.0295 shares of common stock. Shareholders who elected to receive shares received, for each share of common stock they owned as of the Record Date, approximately 0.0345 shares of common stock. The number of shares issued was calculated based on the volume weighted average trading price of SLG's common stock between January 5-7, 2022 of $79.71 per share.
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
March 31, 2022
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
As of March 31, 2022, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Three months ended March 31, 2022	1,971,092	$76.69	36,107,719
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Shares of common stock issued	1,132	5,320
Dividend reinvestments/stock purchases under the DRSPP	$89	$351
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
SL Green's earnings per share for the three months ended March 31, 2022 and 2021 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2022	2021
Basic Earnings:
Income (loss) attributable to SL Green common stockholders	$7,751	$(7,464)
Less: distributed earnings allocated to participating securities	(335)	(364)
Net income (loss) attributable to SL Green common stockholders (numerator for basic earnings per share)	$7,416	$(7,828)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	(96)	7
Add back: effect of dilutive securities (redemption of units to common shares)	492	(476)
Net income (loss) attributable to SL Green common stockholders (numerator for diluted earnings per share)	$7,812	$(8,297)

	Three Months Ended March 31,
Denominator	2022	2021
Basic Shares:
Weighted average common stock outstanding	64,349	66,961
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,121	4,148
Stock-based compensation plans	984	588
Contingently issuable shares	774	307
Diluted weighted average common stock outstanding	70,228	72,004
The Company has excluded 351,927 and 1,124,920 common stock equivalents from the calculation of diluted shares outstanding for the three months ended March 31, 2022 and 2021, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at March 31, 2022 owned 64,124,447 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
Limited Partner Units
As of March 31, 2022, limited partners other than SL Green owned 6.00%, or 4,095,291 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2022 and 2021, respectively, are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2022	2021
Basic Earnings:
Net income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$8,243	$(7,940)
Less: distributed earnings allocated to participating securities	(335)	(364)
Net Income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$7,908	$(8,304)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	(96)	7
Net Income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$7,812	$(8,297)

	Three Months Ended March 31,
Denominator	2022	2021
Basic units:
Weighted average common units outstanding	68,470	71,109
Effect of Dilutive Securities:
Stock-based compensation plans	984	588
Contingently issuable units	774	307
Diluted weighted average common units outstanding	70,228	72,004
The Operating Partnership has excluded 351,927 and 1,124,920 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2022 and 2021, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.74 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.73 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fourth amendment and restatement in June 2016 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 27,030,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 2, 2026, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2022, 0.2 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units. A proposal to increase the 2005 Plan by 5,180,000 fungible units was approved by the Board of Directors in April 2022 and will be voted upon at the Company's annual meeting of stockholders on June 1, 2022.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information. There were no options granted during the three months ended March 31, 2022 or the year ended December 31, 2021.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
A summary of the status of the Company's stock options as of March 31, 2022 and December 31, 2021, and changes during the three months ended March 31, 2022 and year ended December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	394,089	$100.56	761,686	$105.76
Exercised	—	—	(11,314)	72.30
Lapsed or canceled	(28,283)	112.48	(356,283)	112.56
Balance at end of period	365,806	$99.64	394,089	$100.56
Options exercisable at end of period	365,806	$99.64	394,089	$100.56
The remaining weighted average contractual life of the options outstanding was 2.3 years and the remaining average contractual life of the options exercisable was 2.3 years.
During the three months ended March 31, 2022, we recognized no compensation expense related to options. During the three months ended March 31, 2021, we recognized no compensation expense related to options. As of March 31, 2022, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of March 31, 2022 and December 31, 2021 and changes during the three months ended March 31, 2022 and the year ended December 31, 2021, are as follows:

	March 31, 2022	December 31, 2021
Balance at beginning of period	3,459,363	3,337,545
Granted	77,148	141,515
Canceled	(9,075)	(19,697)
Balance at end of period	3,527,436	3,459,363
Vested during the period	116,862	122,759
Compensation expense recorded	$1,920,738	$8,497,054
Total fair value of restricted stock granted during the period	$5,931,470	$9,214,531
The fair value of restricted stock that vested during the three months ended March 31, 2022 and the year ended December 31, 2021 was $9.6 million and $11.3 million, respectively. As of March 31, 2022, there was $10.3 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $38.6 million and $55.0 million as of March 31, 2022 and December 31, 2021, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2022, there was $72.8 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.9 years.
During the three months ended March 31, 2022, we recorded compensation expense related to bonus, time-based and performance based awards of $10.2 million. During the three months ended March 31, 2021, we recorded compensation expense related to bonus, time-based and performance based awards of $9.1 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
For the three months ended March 31, 2022, $0.3 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three months ended March 31, 2021, $0.5 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the three months ended March 31, 2022, 14,261 phantom stock units and 9,207 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $1.8 million and $1.8 million during the three months ended March 31, 2022 and 2021, respectively, related to the Deferred Compensation Plan.
As of March 31, 2022, there were 179,462 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2022, 176,385 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss
The following tables set forth the changes in accumulated other comprehensive loss by component as of March 31, 2022 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Total
Balance at December 31, 2021	$(25,881)	$(21,994)	$1,117	$(46,758)
Other comprehensive gain before reclassifications	26,790	9,785	(1,691)	34,884
Amounts reclassified from accumulated other comprehensive loss	3,649	964	—	4,613
Balance at March 31, 2022	$4,558	$(11,245)	$(574)	$(7,261)
(1)Amount reclassified from accumulated other comprehensive loss is included in interest expense in the respective consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instruments, was $(0.6) million and $(0.6) million, respectively.
(2)Amount reclassified from accumulated other comprehensive loss is included in equity in net loss from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$22,353	$—	$22,353	$—
Interest rate cap and swap agreements (included in Other assets)	10,052	—	10,052	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$5,795	$—	$5,795	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$24,146	$—	$24,146	$—
Interest rate cap and swap agreements (included in Other assets)	1,896	—	1,896	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$29,912	$—	$29,912	$—
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
March 31, 2022
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
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$1,107,870	(2)	$1,088,723	(2)

Fixed rate debt	$3,321,239	$3,322,000	$3,274,324	$3,336,463
Variable rate debt	813,478	813,040	801,051	800,672
	$4,134,717	$4,135,040	$4,075,375	$4,137,135
(1)Amounts exclude net deferred financing costs.
(2)As of March 31, 2022, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion. As of December 31, 2021, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion.

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of March 31, 2022 and December 31, 2021. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of March 31, 2022 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$111,869	3.500%	November 2021	November 2022	Other Assets	$9
Interest Rate Swap	100,000	0.212%	January 2021	January 2023	Other Assets	1,223
Interest Rate Swap	400,000	0.184%	January 2022	February 2023	Other Assets	4,838
Interest Rate Swap	50,000	0.633%	February 2022	February 2023	Other Assets	373
Interest Rate Swap	100,000	1.163%	November 2021	July 2023	Other Assets	1,177
Interest Rate Swap	200,000	1.133%	November 2021	July 2023	Other Assets	2,432
Interest Rate Swap	150,000	2.700%	December 2021	January 2024	Other Liabilities	(1,153)
Interest Rate Swap	150,000	2.721%	December 2021	January 2026	Other Liabilities	(1,865)
Interest Rate Swap	200,000	2.762%	December 2021	January 2026	Other Liabilities	(2,777)
						$4,257
No gains or losses on the changes in the fair values were included in interest expense in the consolidated statements of operations during the three months ended March 31, 2022 or 2021.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2022, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.8 million. As of March 31, 2022, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $7.0 million as of March 31, 2022.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $(3.7) million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $1.3 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
(unaudited)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive Loss		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2022	2021		2022	2021
Interest Rate Swaps/Caps	$28,378	$10,220	Interest expense	$(3,866)	$(4,388)
Share of unconsolidated joint ventures' derivative instruments	10,308	34,955	Equity in net loss from unconsolidated joint ventures	(1,015)	(1,700)
	$38,686	$45,175		$(4,881)	$(6,088)

The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of March 31, 2022 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$1,075,000	2.850%	September 2021	September 2022	Asset	$21
Interest Rate Cap	125,000	2.850%	September 2021	September 2022	Asset	2
Interest Rate Cap	23,000	4.750%	January 2021	January 2023	Asset	2
Interest Rate Cap	220,000	4.000%	February 2022	February 2023	Asset	68
Interest Rate Cap	510,000	3.000%	December 2021	June 2023	Asset	1,297
Interest Rate Cap	237,340	0.550%	February 2022	May 2024	Asset	14,994
Interest Rate Cap	118,670	0.550%	February 2022	May 2024	Asset	14,977
Interest Rate Swap	177,000	1.669%	March 2016	February 2026	Asset	5,014
						$36,375

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2022
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
The components of lease income from operating leases during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed lease payments	$136,581	$164,679
Variable lease payments	19,555	25,279
Total lease payments (1)	$156,136	$189,958
Amortization of acquired above and below-market leases	(105)	(1,869)
Total rental revenue	$156,031	$188,089
(1)Amounts include $56.2 million and $65.8 million of sublease income during the three months ended March 31, 2022 and 2021, respectively.
The components of lease income from sales-type leases during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income (1)	$1,092	$1,101
(1)These amounts are included in Other income in our consolidated statements of operations.

19. Commitments and Contingencies
Legal Proceedings
As of March 31, 2022, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
In September 2021, the Company acquired the fee position in 1591-1597 Broadway. The property was conveyed by the Company to a third party in May 2022, in connection with a settlement.
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
March 31, 2022
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
Selected consolidated results of operations for the three months ended March 31, 2022 and 2021, and selected asset information as of March 31, 2022 and December 31, 2021, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2022	$168,076	$19,888	$187,964
March 31, 2021	206,829	19,273	226,102
Net income (loss)
Three months ended:
March 31, 2022	$(3,482)	$16,967	$13,485
March 31, 2021	(20,027)	16,172	(3,855)
Total assets
As of:
March 31, 2022	$9,902,557	$1,112,408	$11,014,965
December 31, 2021	9,974,140	1,092,489	11,066,629
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA. Interest is imputed on the investments that do not collateralize the 2017 MRA using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because the use of personnel and resources is dependent on transaction volume between the two segments and varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three months ended March 31, 2022, marketing, general and administrative expenses totaled $24.8 million. For the three months ended March 31, 2021, marketing, general and administrative expenses totaled $22.9 million. All other expenses, except interest, relate entirely to the real estate assets.
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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.
As of March 31, 2022, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Property Type		Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office		12		8,180,345	11	13,661,381	23	21,841,726	91.5%
	Retail		2	(2)	17,888	9	301,996	11	319,884	91.2%
	Development/Redevelopment	(1)	6		2,230,282	2	1,618,310	8	3,848,592	N/A
	Fee Interest		1		7,684	—	—	1	7,684	N/A
			21		10,436,199	22	15,581,687	43	26,017,886	91.5%
Suburban	Office		7		862,800	—	—	7	862,800	78.6%
Total commercial properties			28		11,298,999	22	15,581,687	50	26,880,686	91.0%
Residential:
Manhattan	Residential		2	(2)	222,632	6	445,934	8	668,566	87.9%
Total portfolio			30		11,521,631	28	16,027,621	58	27,549,252	91.0%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
(2)As of March 31, 2022, we owned a building at 7 Dey / 185 Broadway that was comprised of approximately 50,206 square feet (unaudited) of retail space and approximately 140,382 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.
As of March 31, 2022, we also managed one office building owned by a third party encompassing approximately 0.3 million square feet (unaudited), and held debt and preferred equity investments with a book value of $1.1 billion, excluding approximately $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and preferred equity investments line item.
Critical Accounting Policies and Estimates
Refer to the 2021 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies and estimates, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, lease classification, revenue recognition, and debt and preferred equity investments. During the three months ended March 31, 2022, there were no material changes to these policies.

Results of Operations
Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021
The following comparison for the three months ended March 31, 2022, or 2022, to the three months ended March 31, 2021, or 2021, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2021 and still owned by us in the same manner as of March 31, 2022 (Same-Store Properties totaled 21 of our 30 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2022 and 2021 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2022 and 2021, and
iv.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	$ Change	% Change
Rental revenue	$141.9	$134.6	$7.3	5.4%	$(0.6)	$10.3	$14.7	$43.2	$156.0	$188.1	$(32.1)	(17.1)%
Investment income	—	—	—	—%	—	—	19.9	19.3	19.9	19.3	0.6	3.1%
Other income	0.2	—	0.2	100.0%	—	0.1	11.8	18.6	12.0	18.7	(6.7)	(35.8)%
Total revenues	142.1	134.6	7.5	5.6%	(0.6)	10.4	46.4	81.1	187.9	226.1	(38.2)	(16.9)%

Property operating expenses	65.6	66.5	(0.9)	(1.4)%	0.2	4.1	14.0	23.9	79.8	94.5	(14.7)	(15.6)%
Marketing, general and administrative	—	—	—	—%	—	—	24.8	22.9	24.8	22.9	1.9	8.3%
	65.6	66.5	(0.9)	(1.4)%	0.2	4.1	38.8	46.8	104.6	117.4	(12.8)	(10.9)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(17.0)	(27.2)	10.2	(37.5)%
Depreciation and amortization									(47.0)	(63.0)	16.0	(25.4)%
Equity in net loss from unconsolidated joint ventures									(4.7)	(2.9)	(1.8)	62.1%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									—	(12.6)	12.6	(100.0)%
Purchase price and other fair value adjustments									(0.1)	2.7	(2.8)	(103.7)%
Loss on sale of real estate, net									(1.0)	(1.4)	0.4	(28.6)%
Depreciable real estate reserves and impairment									—	(8.2)	8.2	(100.0)%
Net income (loss)									$13.5	$(3.9)	$17.4	(446.2)%

Rental Revenue
Rental revenues decreased primarily due to Disposed Properties ($10.9 million), properties moved into redevelopment ($6.7 million), and the deconsolidation of 220 East 42nd Street as a result of the sale of a joint venture interest during the third quarter of 2021 ($16.5 million).
The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2022 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,638,009
Property out of redevelopment	107,612
Space which became available during the period (3)
• Office	371,968
• Retail	10,695
• Storage	3,111
	385,774
Total space available	2,131,395
Leased space commenced during the period:
• Office(4)	237,557	269,385	$66.72	$74.00	$79.40	9.2	9.0
• Retail	5,945	5,399	$89.83	$—	$—	7.0	10.6
• Storage	2,946	3,191	$28.75	$31.25	$5.79	9.0	10.0
Total leased space commenced	246,448	277,975	$66.74	$73.40	$77.01	9.1	9.0

Total available space at end of period	1,884,947

Early renewals
• Office	24,679	27,031	$87.40	$85.70	$18.29	1.6	3.1
• Retail	7,198	8,152	$187.79	$206.76	$—	—	8.1
Total early renewals	31,877	35,183	$110.66	$113.75	$14.05	1.3	4.2

Total commenced leases, including replaced previous vacancy
• Office		296,416	$68.61	$75.26	$73.83	8.5	8.5
• Retail		13,551	$148.76	$206.76	$—	2.8	9.1
• Storage		3,191	$28.75	$31.25	$5.79	9.0	10.0
Total commenced leases		313,158	$71.67	$78.81	$69.94	8.3	8.5
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $65.71 per rentable square feet for 224,300 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $68.04 per rentable square feet for 251,331 rentable square feet.

Investment Income
For the three months ended March 31, 2022, investment income increased primarily as a result of an increase in the weighted average yield of our debt and preferred equity investments. For the three months ended March 31, 2022, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.1 billion and 7.3%, respectively, as compared to $1.1 billion and 6.8%, respectively, for the three months ended March 31, 2021.
Other Income
Other income decreased primarily due to lower lease termination income for the three months ended March 31, 2022 ($5.4 million) as compared to the same period in 2021 ($9.9 million).
Property Operating Expenses
Property operating expenses decreased primarily due to reduced variable expenses and real estate taxes at our Acquisition and Disposed Properties ($6.9 million and $3.9 million, respectively). Further decreases resulted from the sale of a joint venture interest and deconsolidation of 220 East 42nd Street ($5.7 million) in the third quarter of 2021 and reduced real estate taxes at our Same-Store Properties ($5.2 million), partially offset by increased variable expenses at our Same-Store Properties ($4.3 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased primarily due to an increase in rent expense for the Company's corporate offices at One Vanderbilt Avenue.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily due to the deconsolidation of 220 East 42nd Street ($4.8 million), lower interest expense from term loans ($1.4 million) and senior unsecured notes ($1.1 million) resulting from a decrease in balances outstanding during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, and interest capitalization in connection with properties that are under development ($1.5 million). The weighted average consolidated debt balance outstanding was $4.2 billion for the three months ended March 31, 2022, compared to $5.4 billion for the three months ended March 31, 2021. The consolidated weighted average interest rate was 3.01% for the three months ended March 31, 2022, as compared to 2.88% for the three months ended March 31, 2021.
Depreciation and Amortization
Depreciation and amortization decreased at our Acquired Properties ($7.1 million), Disposed Properties ($3.0 million) and Same-Store Properties ($1.3 million) during the three months ended March 31, 2022. Depreciation and amortization decreased further due to the deconsolidation of 220 East 42nd Street ($4.5 million) as a result of the interest sale during the third quarter of 2021.
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased primarily as a result of higher depreciation expense at One Vanderbilt Avenue ($7.8 million), partially offset by an increase in income from operations at 1515 Broadway ($6.2 million).
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the three months ended March 31, 2022, we did not sell any joint venture interests or properties. During the three months ended March 31, 2021, we recognized a loss on sale related to our interests in 55 West 46th Street ($15.2 million).
Purchase price and other fair value adjustments
During the three months ended March 31, 2022, we did not record any significant purchase price and other fair value adjustments. During the three months ended March 31, 2021, we recorded $2.7 million of purchase price and other fair value adjustments related to One Madison Avenue.
Loss on sale of real estate, net
During the three months ended March 31, 2022, we recognized a loss on sale related to our interest in 707 Eleventh Avenue ($0.8 million). During the three months ended March 31, 2021, we recognized a loss on sale related to our interest in 712 Madison Avenue ($1.4 million).

Depreciable real estate reserves and impairment
During the three months ended March 31, 2022, we did not recognize any depreciable real estate reserves and impairment. During the three months ended March 31, 2021, we recognized depreciable real estate reserves and impairments related to 400 East 57th Street ($5.7 million) and 106 Spring Street ($2.7 million), offset by 133 Greene Street ($0.2 million).
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
The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our financing and operating leases, as of March 31, 2022 were as follows (in thousands):

	Remaining 2022	2023	2024	2025	2026	Thereafter	Total
Property mortgages and other loans	$407,223	$56,640	$338,077	$873	$904	$580,332	$1,384,049
Revolving credit facility	—	—	—	—	500,000	—	500,000
Unsecured term loans	—	—	200,000	—	—	1,050,000	1,250,000
Senior unsecured notes	800,000	—	—	100,000	—	—	900,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	2,645	3,570	3,641	3,810	3,858	256,692	274,216
Operating leases	27,960	48,680	54,545	54,772	54,911	1,395,533	1,636,401
Estimated interest expense	94,851	116,214	111,418	88,476	70,216	45,307	526,482
Joint venture debt	422,442	750,696	626,671	1,431,734	107,230	2,435,913	5,774,686
Total	$1,755,121	$975,800	$1,334,352	$1,679,665	$737,119	$5,863,777	$12,345,834
We estimate that for the remainder of the year ending December 31, 2022, we expect to incur $67.2 million of recurring capital expenditures on existing consolidated properties and $71.5 million of development or redevelopment expenditures on existing consolidated properties, of which $2.7 million will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $171.9 million, of which $93.9 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of March 31, 2022, we had liquidity of $1.1 billion, comprised of $0.8 billion of availability under our revolving credit facility and $0.3 billion of consolidated cash on hand, inclusive of $32.9 million of marketable securities. This liquidity excludes $150.2 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $307.3 million and $401.6 million as of March 31, 2022 and 2021, respectively, representing a decrease of $94.3 million. The decrease was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$81,402	$18,602	$62,800
Net cash provided by investing activities	13,496	20,181	(6,685)
Net cash used in financing activities	(124,564)	(9,971)	(114,593)
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(12,352)
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	(15,000)
Joint venture investments	9,628
Distributions from joint ventures	(3,603)
Proceeds from sales of real estate/partial interest in property	29,194
Cash assumed from consolidation of real estate investment	(9,475)
Debt and preferred equity and other investments	(5,077)
Decrease in net cash provided by investing activities	$(6,685)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $49.3 million for the three months ended March 31, 2021 to $61.7 million for the three months ended March 31, 2022 due to increased spending on development and redevelopment projects.
We generally fund our investment activity through the sale of real estate, the sale of debt and preferred equity investments, property-level financing, our credit facilities, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.

During the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(215,082)
Repayments of our debt obligations	106,827
Net distribution to noncontrolling interests	(451)
Other financing activities	72,386
Proceeds from stock options exercised and DRSPP issuance	(262)
Repurchase of common stock	(67,108)
Redemption of preferred stock	(14,336)
Dividends and distributions paid	3,433
Increase in net cash used in financing activities	$(114,593)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2022, 64,124,447 shares of common stock and no shares of excess stock were issued and outstanding.
On December 2, 2021, our Board of Directors declared an ordinary dividend of $0.3108 per share and a special dividend of $2.4392 per share (together, "the Total Dividend"). The Total Dividend was paid on January 18, 2022 to shareholders of record at the close of business on December 15, 2021 ("the Record Date"). Shareholders had the opportunity to elect to receive the Total Dividend in the form of all cash or all stock, subject to proration if either option was oversubscribed. As a result of the elections made, the cash option was oversubscribed and was prorated. Shareholders who elected to receive cash received, for each share of common stock they owned as of the Record Date, approximately $0.3976 in cash and 0.0295 shares of common stock. Shareholders who elected to receive shares received, for each share of common stock they owned as of the Record Date, approximately 0.0345 shares of common stock. The number of shares issued was calculated based on the volume weighted average trading price of SLG's common stock between January 5-7, 2022 of $79.71 per share.
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
As of March 31, 2022, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Three months ended March 31, 2022	1,971,092	$76.69	36,107,719
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Shares of common stock issued	1,132	5,320
Dividend reinvestments/stock purchases under the DRSPP	$89	$351
Fourth Amended and Restated 2005 Stock Option and Incentive Plan
The Fourth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2016 and its stockholders in June 2016 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 27,030,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of March 31, 2022, 0.2 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the three months ended March 31, 2022, 14,261 phantom stock units and 9,207 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $1.8 million and $1.8 million during the three months ended March 31, 2022 and 2021, respectively, related to the Deferred Compensation Plan.
As of March 31, 2022, there were 179,462 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, senior unsecured notes and trust preferred securities outstanding as of March 31, 2022 and December 31, 2021, (amounts in thousands).

Debt Summary:	March 31, 2022	December 31, 2021
Balance
Fixed rate	$1,971,239	$1,974,324
Variable rate—hedged	1,350,000	1,300,000
Total fixed rate	3,321,239	3,274,324
Total variable rate	813,478	801,051
Total debt	$4,134,717	$4,075,375

Debt, preferred equity, and other investments subject to variable rate	$302,217	$294,970
Net exposure to variable rate debt	511,261	506,081

Percent of Total Debt:
Fixed rate	80.3%	80.3%
Variable rate (1)	19.7%	19.7%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	3.34%	3.14%
Variable rate	1.70%	2.11%
Effective interest rate	3.01%	3.02%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rate, the percent of total debt of our net exposure to variable rate debt was 13.3% and 13.4% as of March 31, 2022 and December 31, 2021, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.45% and 0.10% as of March 31, 2022 and December 31, 2021, respectively). As of December 6, 2021, the variable rate for our 2021 Credit facility bears interest at an interest rate based on adjusted Term SOFR (0.29% as of March 31, 2022). Our consolidated debt as of March 31, 2022 had a weighted average term to maturity of 3.46 years.
Certain of our debt and equity investments and other investments, with carrying values of $302.2 million as of March 31, 2022 and $295.0 million as of December 31, 2021, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 13.3% and 13.4%, respectively.
2021 Credit Facility
    In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, or the 2017 credit facility, and was originally entered into by the Company in November 2012, or the 2012 credit facility. As of March 31, 2022, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2022, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.

As of March 31, 2022, the applicable spread over adjusted Term SOFR plus 10 basis points was 105 basis points for the revolving credit facility, 120 basis points for Term Loan A, and 125 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2022, the facility fee was 20 basis points.
As of March 31, 2022, we had $2.0 million of outstanding letters of credit, $500.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $0.75 billion under the 2021 credit facility. As of March 31, 2022 and December 31, 2021, the revolving credit facility had a carrying value of $492.0 million and $381.3 million, respectively, net of deferred financing costs. As of March 31, 2022 and December 31, 2021, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2021 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2022 and December 31, 2021, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of March 31, 2022, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $4.8 million and would increase our share of joint venture annual interest cost by $13.8 million. As of March 31, 2022, 27.3% of our $1.1 billion debt and preferred equity portfolio was indexed to LIBOR.
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
Our long-term debt of $3.3 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of March 31, 2022 bore interest based on a spread to LIBOR of 120 basis points to 340 basis points, and adjusted Term SOFR of 115 basis points to 130 basis points.
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

FFO for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to SL Green common stockholders	$7,751	$(7,464)
Add:
Depreciation and amortization	46,983	62,996
Joint venture depreciation and noncontrolling interest adjustments	60,432	55,702
Net income (loss) attributable to noncontrolling interests	349	(1,975)
Less:
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(12,629)
Depreciable real estate reserves and impairment	—	(8,241)
Loss on sale of real estate, net	(1,002)	(1,388)
Purchase price and other fair value adjustments	—	2,664
Depreciation on non-rental real estate assets	721	527
Funds from Operations attributable to SL Green common stockholders and unit holders	$115,796	$128,326
Cash flows provided by operating activities	$81,402	$18,602
Cash flows provided by investing activities	13,496	20,181
Cash flows used in financing activities	(124,564)	(9,971)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2021 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2021.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2022, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
In September 2021, the Company acquired the fee position in 1591-1597 Broadway. The property was conveyed by the Company to a third party in May 2022, in connection with a settlement.
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
ITEM 1A. RISK FACTORS
As of March 31, 2022 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
As of March 31, 2022, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Three months ended March 31, 2022	1,971,092	$76.69	36,107,719

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

Exhibit No.	Description
31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: May 9, 2022	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: May 9, 2022		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)