Form 10-Q
period 2022-09-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2022-11-04
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
As of November 3, 2022, 64,316,051 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of November 3, 2022, 306,987 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
The Company is a Maryland corporation which operates as a self-administered and self-managed real estate investment trust, or REIT, and is the sole managing general partner of the Operating Partnership. As the general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
As of September 30, 2022, the Company owns 94.48% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2022, noncontrolling investors held, in aggregate, a 5.52% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,715,371	$1,350,701
Building and improvements	5,028,486	3,671,402
Building leasehold and improvements	1,676,811	1,645,081
Right of use asset - operating leases	1,041,661	983,723
	9,462,329	7,650,907
Less: accumulated depreciation	(2,005,922)	(1,896,199)
	7,456,407	5,754,708
Assets held for sale	—	140,855
Cash and cash equivalents	201,267	251,417
Restricted cash	183,811	85,567
Investments in marketable securities	16,535	34,752
Tenant and other receivables	41,334	47,616
Related party receivables	27,287	29,408
Deferred rents receivable	252,555	248,313
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,994 and $5,057 and allowances of $6,630 and $6,630 in 2022 and 2021, respectively	663,985	1,088,723
Investments in unconsolidated joint ventures	3,185,800	2,997,934
Deferred costs, net	115,952	124,495
Other assets	571,117	262,841
Total assets (1)	$12,716,050	$11,066,629
Liabilities
Mortgages and other loans payable, net	$3,229,016	$1,394,386
Revolving credit facility, net	442,816	381,334
Unsecured term loans, net	1,242,994	1,242,002
Unsecured notes, net	599,662	899,308
Accrued interest payable	18,705	12,698
Other liabilities	312,564	195,390
Accounts payable and accrued expenses	175,203	157,571
Deferred revenue	280,251	107,275
Lease liability - financing leases	103,888	102,914
Lease liability - operating leases	911,756	851,370
Dividend and distributions payable	24,362	187,372
Security deposits	50,926	52,309
Liabilities related to assets held for sale	—	64,120
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,492,143	5,748,049

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
Commitments and contingencies
Noncontrolling interests in Operating Partnership	293,743	344,252
Preferred units	177,943	196,075

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2022 and December 31, 2021	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 65,376 and 65,132 issued and outstanding at September 30, 2022 and December 31, 2021, respectively (including 1,060 and 1,027 shares held in treasury at September 30, 2022 and December 31, 2021, respectively)	655	672
Additional paid-in-capital	3,780,286	3,739,409
Treasury stock at cost	(128,655)	(126,160)
Accumulated other comprehensive income (loss)	57,574	(46,758)
Retained earnings	755,862	975,781
Total SL Green stockholders' equity	4,687,654	4,764,876
Noncontrolling interests in other partnerships	64,567	13,377
Total equity	4,752,221	4,778,253
Total liabilities and equity	$12,716,050	$11,066,629

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $179.6 million and $193.4 million of land, $321.0 million and $336.9 million of building and improvements, $— million and $— million of building and leasehold improvements, $15.4 million and $15.4 million of right of use assets, $13.5 million and $11.7 million of accumulated depreciation, $615.0 million and $574.4 million of other assets included in other line items, $326.4 million and $418.9 million of real estate debt, net, $0.1 million and $0.8 million of accrued interest payable, $15.3 million and $15.3 million of lease liabilities, and $152.0 million and $145.2 million of other liabilities included in other line items as of September 30, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenue, net	$162,952	$155,363	$474,215	$528,063
Investment income	29,513	20,072	69,808	59,452
Other income	19,991	29,766	57,842	61,895
Total revenues	212,456	205,201	601,865	649,410
Expenses
Operating expenses, including related party expenses of $— and $5,695 in 2022, and $3,563 and $8,827 in 2021	45,011	40,684	127,151	126,851
Real estate taxes	35,111	32,139	96,677	121,318
Operating lease rent	7,388	6,557	20,429	20,003
Interest expense, net of interest income	21,824	14,807	51,854	57,155
Amortization of deferred financing costs	2,043	2,345	5,908	9,505
Depreciation and amortization	48,462	49,277	142,359	169,534
Transaction related costs	292	190	321	215
Marketing, general and administrative	21,276	23,477	69,574	68,426
Total expenses	181,407	169,476	514,273	573,007

Equity in net loss from unconsolidated joint ventures	(21,997)	(15,487)	(31,262)	(31,321)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(1,280)	(131)	(5,438)
Purchase price and other fair value adjustments	(1,117)	208,810	(7,348)	209,527
Gain (loss) on sale of real estate, net	4,276	187,766	(61,104)	285,338
Depreciable real estate reserves and impairment	—	—	—	(5,696)
Net income (loss)	12,211	415,534	(12,253)	528,813
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(491)	(22,683)	1,831	(28,489)
Noncontrolling interests in other partnerships	993	915	(2,269)	2,454
Preferred units distributions	(1,598)	(1,823)	(4,844)	(5,492)
Net income (loss) attributable to SL Green	11,115	391,943	(17,535)	497,286
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net income (loss) attributable to SL Green common stockholders	$7,377	$388,205	$(28,748)	$486,073

Basic earnings (loss) per share	$0.11	$5.95	$(0.47)	$7.29
Diluted earnings (loss) per share	$0.11	$5.91	$(0.47)	$7.24

Basic weighted average common shares outstanding	63,949	64,856	63,971	66,248
Diluted weighted average common shares and common share equivalents outstanding	68,897	69,496	69,249	71,049

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$12,211	$415,534	$(12,253)	$528,813
Other comprehensive income:
Increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	50,488	6,615	111,378	6,565
Increase (decrease) in unrealized value of marketable securities	1,605	66	(642)	314
Other comprehensive income	52,093	6,681	110,736	6,879
Comprehensive income	64,304	422,215	98,483	535,692
Net income attributable to noncontrolling interests and preferred units distributions	(1,096)	(23,591)	(5,282)	(31,527)
Other comprehensive income attributable to noncontrolling interests	(3,114)	(415)	(6,404)	(229)
Comprehensive income attributable to SL Green	$60,094	$398,209	$86,797	$503,936

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2022	$221,932	64,302	$655	$3,801,272	$(128,655)	$8,595	$779,999	$64,966	$4,748,764
Net income							11,115	(993)	10,122
Acquisition of subsidiary interest from noncontrolling interest				(29,742)				(75)	(29,817)
Other comprehensive income						48,979			48,979
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		3		140					140
Reallocation of noncontrolling interest in the Operating Partnership							28,624		28,624
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		11		8,616					8,616
Contributions to consolidated joint venture interests								817	817
Cash distributions to noncontrolling interests								(148)	(148)
Cash distributions declared ($0.932 per common share, none of which represented a return of capital for federal income tax purposes)							(60,138)		(60,138)
Balance at September 30, 2022	$221,932	64,316	$655	$3,780,286	$(128,655)	$57,574	$755,862	$64,567	$4,752,221

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2021	$221,932	65,866	$690	$3,823,290	$(124,049)	$(66,863)	$934,132	$24,625	$4,813,757
Net income							391,943	(915)	391,028
Other comprehensive income						6,266			6,266
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		2		146					146
Reallocation of noncontrolling interest in the Operating Partnership							15,230		15,230
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(1)		7,932					7,932
Repurchases of common stock		(986)	(10)	(57,249)			(20,698)		(77,957)
Contributions to consolidated joint venture interests								5	5
Sale of interest in partially owned entity								(4,476)	(4,476)
Cash distributions to noncontrolling interests								(5,230)	(5,230)
Issuance of special dividend paid primarily in stock					(2,111)		2,111		—
Cash distributions declared ($0.938 per common share, none of which represented a return of capital for federal income tax purposes)							(60,748)		(60,748)
Balance at September 30, 2021	$221,932	64,881	$680	$3,774,119	$(126,160)	$(60,597)	$1,258,232	$14,009	$5,082,215

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2021	$221,932	64,105	$672	$3,739,409	$(126,160)	$(46,758)	$975,781	$13,377	$4,778,253
Net loss							(17,535)	2,269	(15,266)
Acquisition of subsidiary interest from noncontrolling interest				(29,742)				(75)	(29,817)
Other comprehensive income						104,332			104,332
Preferred dividends							(11,213)		(11,213)
DRSPP proceeds		6		339					339
Reallocation of noncontrolling interest in the Operating Partnership							23,539		23,539
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		215	3	22,144					22,147
Repurchases of common stock		(1,971)	(20)	(114,979)			(36,198)		(151,197)
Contributions to consolidated joint venture interests								52,164	52,164
Cash distributions to noncontrolling interests								(3,168)	(3,168)
Issuance of special dividend paid primarily in stock		1,961		163,115	(2,495)				160,620
Cash distributions declared ($2.797 per common share, none of which represented a return of capital for federal income tax purposes)							(178,512)		(178,512)
Balance at September 30, 2022	$221,932	64,316	$655	$3,780,286	$(128,655)	$57,574	$755,862	$64,567	$4,752,221

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	66,474	$716	$3,862,949	$(124,049)	$(67,247)	$1,015,462	$26,032	$4,935,795
Net income							497,286	(2,454)	494,832
Other comprehensive income						6,650			6,650
Preferred dividends							(11,213)		(11,213)
DRSPP proceeds		9		613					613
Reallocation of noncontrolling interest in the Operating Partnership							(17,245)		(17,245)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		108	2	22,249					22,251
Repurchases of common stock		(3,684)	(38)	(235,221)			(41,585)		(276,844)
Contributions to consolidated joint venture interests								310	310
Sale of interest in partially owned entity								(4,476)	(4,476)
Cash distributions to noncontrolling interests								(5,403)	(5,403)
Issuance of special dividend paid primarily in stock		1,974		123,529	(2,111)		2,111		123,529
Cash distributions declared ($2.813 per common share, none of which represented a return of capital for federal income tax purposes)							(186,584)		(186,584)
Balance at September 30, 2021	$221,932	64,881	$680	$3,774,119	$(126,160)	$(60,597)	$1,258,232	$14,009	$5,082,215

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net (loss) income	$(12,253)	$528,813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	148,267	179,039
Equity in net loss from unconsolidated joint ventures	31,262	31,321
Distributions of cumulative earnings from unconsolidated joint ventures	448	719
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	131	5,438
Purchase price and other fair value adjustments	7,348	(209,527)
Depreciable real estate reserves and impairment	—	5,696
Loss (gain) on sale of real estate, net	61,104	(285,338)
Deferred rents receivable	(1,371)	(6,963)
Non-cash lease expense	17,332	11,670
Other non-cash adjustments	(11,950)	27,868
Changes in operating assets and liabilities:
Tenant and other receivables	7,800	(11,827)
Related party receivables	5,803	(4,626)
Deferred lease costs	(10,227)	(1,267)
Other assets	(35,114)	(118)
Accounts payable, accrued expenses, other liabilities and security deposits	21,345	(54,009)
Deferred revenue	17,208	7,412
Lease liability - operating leases	2,495	(33,289)
Net cash provided by operating activities	249,628	191,012
Investing Activities
Acquisitions of real estate property	(64,491)	(152,791)
Additions to land, buildings and improvements	(194,997)	(208,380)
Acquisition deposits and deferred purchase price	75,400	—
Investments in unconsolidated joint ventures	(146,598)	(76,471)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	92,217	749,997
Net proceeds from disposition of real estate/joint venture interest	353,853	541,268
Cash and restricted cash assumed from acquisition of real estate investment	60,494	—
Cash assumed from consolidation of real estate investment	—	9,475
Proceeds from sale or redemption of marketable securities	11,465	4,528
Purchases of marketable securities	—	(10,000)
Other investments	1,619	2,401
Origination of debt and preferred equity investments	(40,053)	(83,924)
Repayments or redemption of debt and preferred equity investments	124,405	110,774
Net cash provided by investing activities	273,314	886,877

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2022	2021
Financing Activities
Proceeds from mortgages and other loans payable	381,980	31,219
Repayments of mortgages and other loans payable	(290,936)	(372,300)
Proceeds from revolving credit facility and unsecured notes	1,124,000	925,000
Repayments of revolving credit facility and unsecured notes	(1,364,000)	(1,165,000)
Proceeds from stock options exercised and DRSPP issuance	339	613
Repurchase of common stock	(151,197)	(280,623)
Redemption of preferred stock	(17,967)	(3,631)
Redemption of OP units	(35,316)	(13,930)
Distributions to noncontrolling interests in other partnerships	(3,168)	(5,403)
Contributions from noncontrolling interests in other partnerships	52,164	310
Acquisition of subsidiary interest from noncontrolling interest	(29,817)	—
Distributions to noncontrolling interests in the Operating Partnership	(12,635)	(11,882)
Dividends paid on common and preferred stock	(197,124)	(205,131)
Other obligations related to secured borrowing	77,874	—
Tax withholdings related to restricted share awards	(3,915)	(2,989)
Deferred loan costs	(5,130)	(570)
Principal payments of on financing lease liabilities	—	(434)
Net cash used in financing activities	(474,848)	(1,104,751)
Net increase (decrease) in cash, cash equivalents, and restricted cash	48,094	(26,862)
Cash, cash equivalents, and restricted cash at beginning of year	336,984	372,795
Cash, cash equivalents, and restricted cash at end of period	$385,078	$345,933

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Redemption of units in the Operating Partnership for a joint venture sale	$—	$27,586
Exchange of preferred equity investment for real estate or equity in joint venture	190,652	—
Exchange of debt investment for real estate or equity in joint venture	193,995	9,468
Assumption of mortgage and mezzanine loans	1,712,750	60,000
Issuance of special dividend paid primarily in stock	160,620	121,418
Tenant improvements and capital expenditures payable	18,518	16,684
Fair value adjustment to noncontrolling interest in the Operating Partnership	23,539	17,245
Consolidation of real estate investment	—	119,444
Deconsolidation of a subsidiary	—	66,837
Deconsolidation of a subsidiary mortgage	—	510,000
Extinguishment of debt in connection with property dispositions	—	53,548
Debt and preferred equity investments	302	8,372
Removal of fully depreciated commercial real estate properties	4,048	7,030
Distributions to noncontrolling interests	—	358
Share repurchase payable	—	3,779
Sale of interest in partially owned entity	—	4,476
Recognition of right of use assets and related lease liabilities	57,938	115,812

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$201,267	$257,941
Restricted cash	183,811	87,992
Total cash, cash equivalents, and restricted cash	$385,078	$345,933
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,715,371	$1,350,701
Building and improvements	5,028,486	3,671,402
Building leasehold and improvements	1,676,811	1,645,081
Right of use asset - operating leases	1,041,661	983,723
	9,462,329	7,650,907
Less: accumulated depreciation	(2,005,922)	(1,896,199)
	7,456,407	5,754,708
Assets held for sale	—	140,855
Cash and cash equivalents	201,267	251,417
Restricted cash	183,811	85,567
Investments in marketable securities	16,535	34,752
Tenant and other receivables	41,334	47,616
Related party receivables	27,287	29,408
Deferred rents receivable	252,555	248,313
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,994 and $5,057 and allowances of $6,630 and $6,630 in 2022 and 2021, respectively	663,985	1,088,723
Investments in unconsolidated joint ventures	3,185,800	2,997,934
Deferred costs, net	115,952	124,495
Other assets	571,117	262,841
Total assets (1)	$12,716,050	$11,066,629
Liabilities
Mortgages and other loans payable, net	$3,229,016	$1,394,386
Revolving credit facility, net	442,816	381,334
Unsecured term loans, net	1,242,994	1,242,002
Unsecured notes, net	599,662	899,308
Accrued interest payable	18,705	12,698
Other liabilities	312,564	195,390
Accounts payable and accrued expenses	175,203	157,571
Deferred revenue	280,251	107,275
Lease liability - financing leases	103,888	102,914
Lease liability - operating leases	911,756	851,370
Dividend and distributions payable	24,362	187,372
Security deposits	50,926	52,309
Liabilities related to assets held for sale	—	64,120
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,492,143	5,748,049
Commitments and contingencies
Limited partner interests in SLGOP (3,759 and 3,782 limited partner common units outstanding at September 30, 2022 and December 31, 2021, respectively)	293,743	344,252
Preferred units	177,943	196,075

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2022 and December 31, 2021	221,932	221,932
SL Green partners' capital (681 and 677 general partner common units and 63,635 and 63,428 limited partner common units outstanding at September 30, 2022 and December 31, 2021, respectively)	4,408,148	4,589,702
Accumulated other comprehensive income (loss)	57,574	(46,758)
Total SLGOP partners' capital	4,687,654	4,764,876
Noncontrolling interests in other partnerships	64,567	13,377
Total capital	4,752,221	4,778,253
Total liabilities and capital	$12,716,050	$11,066,629

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $179.6 million and $193.4 million of land, $321.0 million and $336.9 million of building and improvements, $— million and $— million of building and leasehold improvements, $15.4 million and $15.4 million of right of use assets, $13.5 million and $11.7 million of accumulated depreciation, $615.0 million and $574.4 million of other assets included in other line items, $326.4 million and $418.9 million of real estate debt, net, $0.1 million and $0.8 million of accrued interest payable, $15.3 million and $15.3 million of lease liabilities, and $152.0 million and $145.2 million of other liabilities included in other line items as of September 30, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenue, net	$162,952	$155,363	$474,215	$528,063
Investment income	29,513	20,072	69,808	59,452
Other income	19,991	29,766	57,842	61,895
Total revenues	212,456	205,201	601,865	649,410
Expenses
Operating expenses, including related party expenses of $— and $5,695 in 2022, and $3,563 and $8,827 in 2021	45,011	40,684	127,151	126,851
Real estate taxes	35,111	32,139	96,677	121,318
Operating lease rent	7,388	6,557	20,429	20,003
Interest expense, net of interest income	21,824	14,807	51,854	57,155
Amortization of deferred financing costs	2,043	2,345	5,908	9,505
Depreciation and amortization	48,462	49,277	142,359	169,534
Transaction related costs	292	190	321	215
Marketing, general and administrative	21,276	23,477	69,574	68,426
Total expenses	181,407	169,476	514,273	573,007

Equity in net loss from unconsolidated joint ventures	(21,997)	(15,487)	(31,262)	(31,321)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(1,280)	(131)	(5,438)
Purchase price and other fair value adjustments	(1,117)	208,810	(7,348)	209,527
Gain (loss) on sale of real estate, net	4,276	187,766	(61,104)	285,338
Depreciable real estate reserves and impairment	—	—	—	(5,696)
Net income (loss)	12,211	415,534	(12,253)	528,813
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	993	915	(2,269)	2,454
Preferred units distributions	(1,598)	(1,823)	(4,844)	(5,492)
Net income (loss) attributable to SLGOP	11,606	414,626	(19,366)	525,775
Perpetual preferred unit distributions	(3,738)	(3,738)	(11,213)	(11,213)
Net income (loss) attributable to SLGOP common unitholders	$7,868	$410,888	$(30,579)	$514,562

Basic earnings (loss) per unit	$0.11	$5.95	$(0.47)	$7.29
Diluted earnings (loss) per unit	$0.11	$5.91	$(0.47)	$7.24

Basic weighted average common units outstanding	68,037	68,690	68,075	70,272
Diluted weighted average common units and common unit equivalents outstanding	68,897	69,496	69,249	71,049

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$12,211	$415,534	$(12,253)	$528,813
Other comprehensive income:
Increase in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	50,488	6,615	111,378	6,565
Increase (decrease) in unrealized value of marketable securities	1,605	66	(642)	314
Other comprehensive income	52,093	6,681	110,736	6,879
Comprehensive income	64,304	422,215	98,483	535,692
Net loss (income) attributable to noncontrolling interests	993	915	(2,269)	2,454
Other comprehensive income attributable to noncontrolling interests	(3,114)	(415)	(6,404)	(229)
Comprehensive income attributable to SLGOP	$62,183	$422,715	$89,810	$537,917

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at June 30, 2022	$221,932	64,302	$4,453,271	$8,595	$64,966	$4,748,764
Net income			11,115		(993)	10,122
Acquisition of subsidiary interest from noncontrolling interest			(29,742)		(75)	(29,817)
Other comprehensive income				48,979		48,979
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		3	140			140
Reallocation of noncontrolling interests in the Operating Partnership			28,624			28,624
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		11	8,616			8,616
Contribution to consolidated joint venture interests					817	817
Cash distributions to noncontrolling interests					(148)	(148)
Cash distributions declared ($0.932 per common unit, none of which represented a return of capital for federal income tax purposes)			(60,138)			(60,138)
Balance at September 30, 2022	$221,932	64,316	$4,408,148	$57,574	$64,567	$4,752,221

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at June 30, 2021	$221,932	65,866	$4,634,063	$(66,863)	$24,625	$4,813,757
Net income			391,943		(915)	391,028
Other comprehensive income				6,266		6,266
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		2	146			146
Reallocation of noncontrolling interests in the operating partnership			15,230			15,230
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(1)	7,932			7,932
Repurchases of common units		(986)	(77,957)			(77,957)
Contribution to consolidated joint venture interests					5	5
Sale of interest in partially owned entity					(4,476)	(4,476)
Cash distributions to noncontrolling interests					(5,230)	(5,230)
Cash distributions declared ($0.938 per common unit, none of which represented a return of capital for federal income tax purposes)			(60,748)			(60,748)
Balance at September 30, 2021	$221,932	64,881	$4,906,871	$(60,597)	$14,009	$5,082,215

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2021	$221,932	64,105	$4,589,702	$(46,758)	$13,377	$4,778,253
Net loss			(17,535)		2,269	(15,266)
Acquisition of subsidiary interest from noncontrolling interest			(29,742)		(75)	(29,817)
Other comprehensive income				104,332		104,332
Preferred distributions			(11,213)			(11,213)
DRSPP proceeds		6	339			339
Reallocation of noncontrolling interests in the Operating Partnership			23,539			23,539
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		215	22,147			22,147
Repurchases of common stock		(1,971)	(151,197)			(151,197)
Contribution to consolidated joint venture interests					52,164	52,164
Cash distributions to noncontrolling interests					(3,168)	(3,168)
Issuance of special distribution paid primarily in units		1,961	160,620			160,620
Cash distributions declared ($2.797 per common unit, none of which represented a return of capital for federal income tax purposes)			(178,512)			(178,512)
Balance at September 30, 2022	$221,932	64,316	$4,408,148	$57,574	$64,567	$4,752,221

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	66,474	$4,755,078	$(67,247)	$26,032	$4,935,795
Net income			497,286		(2,454)	494,832
Other comprehensive income				6,650		6,650
Preferred distributions			(11,213)			(11,213)
DRSPP proceeds		9	613			613
Reallocation of noncontrolling interests in the operating partnership			(17,245)			(17,245)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		108	22,251			22,251
Repurchases of common stock		(3,684)	(276,844)			(276,844)
Contribution to consolidated joint venture interests					310	310
Sale of interest in partially owned entity					(4,476)	(4,476)
Cash distributions to noncontrolling interests					(5,403)	(5,403)
Issuance of special distribution paid primarily in units		1,974	123,529			123,529
Cash distributions declared ($2.813 per common unit, none of which represented a return of capital for federal income tax purposes)			(186,584)			(186,584)
Balance at September 30, 2021	$221,932	64,881	$4,906,871	$(60,597)	$14,009	$5,082,215

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net (loss) income	$(12,253)	$528,813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	148,267	179,039
Equity in net loss from unconsolidated joint ventures	31,262	31,321
Distributions of cumulative earnings from unconsolidated joint ventures	448	719
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	131	5,438
Purchase price and other fair value adjustments	7,348	(209,527)
Depreciable real estate reserves and impairment	—	5,696
Loss (gain) on sale of real estate, net	61,104	(285,338)
Deferred rents receivable	(1,371)	(6,963)
Non-cash lease expense	17,332	11,670
Other non-cash adjustments	(11,950)	27,868
Changes in operating assets and liabilities:
Tenant and other receivables	7,800	(11,827)
Related party receivables	5,803	(4,626)
Deferred lease costs	(10,227)	(1,267)
Other assets	(35,114)	(118)
Accounts payable, accrued expenses, other liabilities and security deposits	21,345	(54,009)
Deferred revenue	17,208	7,412
Lease liability - operating leases	2,495	(33,289)
Net cash provided by operating activities	249,628	191,012
Investing Activities
Acquisitions of real estate property	(64,491)	(152,791)
Additions to land, buildings and improvements	(194,997)	(208,380)
Acquisition deposits and deferred purchase price	75,400	—
Investments in unconsolidated joint ventures	(146,598)	(76,471)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	92,217	749,997
Net proceeds from disposition of real estate/joint venture interest	353,853	541,268
Cash and restricted cash assumed from acquisition of real estate investment	60,494	—
Cash assumed from consolidation of real estate investment	—	9,475
Proceeds from sale or redemption of marketable securities	11,465	4,528
Purchases of marketable securities	—	(10,000)
Other investments	1,619	2,401
Origination of debt and preferred equity investments	(40,053)	(83,924)
Repayments or redemption of debt and preferred equity investments	124,405	110,774
Net cash provided by investing activities	273,314	886,877

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Financing Activities
Proceeds from mortgages and other loans payable	381,980	31,219
Repayments of mortgages and other loans payable	(290,936)	(372,300)
Proceeds from revolving credit facility and unsecured notes	1,124,000	925,000
Repayments of revolving credit facility and unsecured notes	(1,364,000)	(1,165,000)
Proceeds from stock options exercised and DRSPP issuance	339	613
Repurchase of common units	(151,197)	(280,623)
Redemption of preferred units	(17,967)	(3,631)
Redemption of OP units	(35,316)	(13,930)
Distributions to noncontrolling interests in other partnerships	(3,168)	(5,403)
Contributions from noncontrolling interests in other partnerships	52,164	310
Acquisition of subsidiary interest from noncontrolling interest	(29,817)	—
Distributions paid on common and preferred units	(209,759)	(217,013)
Other obligations related to secured borrowing	77,874	—
Tax withholdings related to restricted share awards	(3,915)	(2,989)
Deferred loan costs	(5,130)	(570)
Principal payments of on financing lease liabilities	—	(434)
Net cash used in financing activities	(474,848)	(1,104,751)
Net increase (decrease) in cash, cash equivalents, and restricted cash	48,094	(26,862)
Cash, cash equivalents, and restricted cash at beginning of year	336,984	372,795
Cash, cash equivalents, and restricted cash at end of period	$385,078	$345,933

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Redemption of units in the Operating Partnership for a joint venture sale	$—	$27,586
Exchange of preferred equity investment for real estate or equity in joint venture	190,652	—
Exchange of debt investment for real estate or equity in joint venture	193,995	9,468
Assumption of mortgage and mezzanine loans	1,712,750	60,000
Issuance of special distribution paid primarily in units	160,620	121,418
Tenant improvements and capital expenditures payable	18,518	16,684
Fair value adjustment to noncontrolling interest in the Operating Partnership	23,539	17,245
Consolidation of real estate investment	—	119,444
Deconsolidation of a subsidiary	—	66,837
Deconsolidation of a subsidiary mortgage	—	510,000
Extinguishment of debt in connection with property dispositions	—	53,548
Debt and preferred equity investments	302	8,372
Removal of fully depreciated commercial real estate properties	4,048	7,030
Distributions to noncontrolling interests	—	358
Share repurchase payable	—	3,779
Sale of interest in partially owned entity	—	4,476
Recognition of right of use assets and related lease liabilities	57,938	115,812

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$201,267	$257,941
Restricted cash	183,811	87,992
Total cash, cash equivalents, and restricted cash	$385,078	$345,933
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2022
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2022, noncontrolling investors held, in the aggregate, a 5.52% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
As of September 30, 2022, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Property Type		Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy (1) (unaudited)
Commercial:
Manhattan	Office		13		9,963,138	12	13,998,381	25	23,961,519	91.4%
	Retail		2		17,888	9	301,996	11	319,884	91.2%
	Development/Redevelopment	(1)	5		2,091,719	3	2,746,241	8	4,837,960	N/A
			20		12,072,745	24	17,046,618	44	29,119,363	91.4%
Suburban	Office		7		862,800	—	—	7	862,800	80.1%
Total commercial properties			27		12,935,545	24	17,046,618	51	29,982,163	91.0%
Residential:
Manhattan	Residential		1	(2)	140,382	—	—	1	140,382	85.6%
Total portfolio			28		13,075,927	24	17,046,618	52	30,122,545	90.9%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
(2)As of September 30, 2022, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of September 30, 2022, we also manage one office building owned by a third party encompassing approximately 0.3 million square feet (unaudited), and held debt and preferred equity investments with a book value excluding the impact of credit losses of $670.6 million, excluding debt and preferred equity investments and other financing receivables totaling $8.5 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2022 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2021 of the Company and the Operating Partnership.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
Subsequent Events
In October 2022, we entered into a corporate unsecured term loan facility. The facility consists of a $400.0 million term loan with a maturity date of October 6, 2023 and a six-month, as-of-right extension option to April 6, 2024. We also have an option, subject to customary conditions and lender commitments, to increase the capacity of the unsecured term loan facility to $500 million at any time prior to January 7, 2023. As of October 7, 2022, the 2022 unsecured term loan facility bears interest at 140 basis points over adjusted SOFR.
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
September 30, 2022
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
For the three months ended September 30, 2022, we recognized additional rental revenue of $0.2 million for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties. For the nine months ended September 30, 2022, we recognized a reduction of rental revenue of ($0.1 million) for the amortization of aggregate above-market leases in excess of below-market leases. For the three and nine months ended September 30, 2021, we recognized a reduction of rental revenue of ($0.3 million) and ($4.0 million), respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Identified intangible assets (included in other assets):
Gross amount	$403,552	$199,722
Accumulated amortization	(179,211)	(182,643)
Net (1)	$224,341	$17,079
Identified intangible liabilities (included in deferred revenue):
Gross amount	$361,338	$212,767
Accumulated amortization	(203,064)	(210,262)
Net (1)	$158,274	$2,505
(1)As of September 30, 2022, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale or liabilities related to assets held for sale. As of December 31, 2021, $1.8 million of net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of September 30, 2022, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326. We account for our equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
As of September 30, 2022 and December 31, 2021, we held the following marketable securities (in thousands):

	September 30, 2022	December 31, 2021
Commercial mortgage-backed securities	$12,039	$24,146
Total marketable securities available-for-sale	$12,039	$24,146

Equity marketable securities	$4,496	$10,606
Total investment in marketable securities	$16,535	$34,752
The cost basis of the commercial mortgage-backed securities was $11.5 million as of September 30, 2022 and $23.0 million as of December 31, 2021. These securities mature at various times through 2030. All securities were in an unrealized gain position as of September 30, 2022. All securities were in an unrealized gain position as of December 31, 2021 except for one security, which had an unrealized loss of $0.6 million and a fair value of $7.2 million, and was in a continuous unrealized loss position for more than 12 months. This marketable security was sold at par during the three months ended September 30, 2022. We do not intend to sell our other securities, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases.
We held equity marketable securities as of September 30, 2022 and December 31, 2021. We recognized $0.1 million of unrealized gain for the three months ended September 30, 2022 and $6.1 million of unrealized loss for the nine months ended September 30, 2022. We recognized $2.0 million and $0.1 million of unrealized gains for the three and nine months ended September 30, 2021.
We did not dispose of any equity marketable securities during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, we received aggregate net proceeds of $7.8 million from the sale of one debt marketable security and $3.7 million from the repayment of one debt marketable security. We did not dispose of any debt marketable securities during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we received aggregate net proceeds of $4.5 million from the repayment of one debt marketable security.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2022.
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
September 30, 2022
(unaudited)
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
September 30, 2022
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
September 30, 2022
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
During the three months ended September 30, 2022, we recorded a Federal, state and local tax benefit of $0.1 million. During the nine months ended September 30, 2022, we recorded a Federal, state and local tax provision of $2.2 million. During the three months ended September 30, 2021, we recorded no Federal, state and local tax provision. During the nine months ended September 30, 2021, we recorded a Federal, state and local tax provision of $1.5 million.
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, ViacomCBS Inc., which accounted for 6.0% of our share of annualized cash rent as of September 30, 2022, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, for the three months ended September 30, 2022.
For the three months ended September 30, 2022, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended September 30, 2022
One Vanderbilt Avenue	14.3%
11 Madison Avenue	8.6%
1185 Avenue of the Americas	6.9%
420 Lexington Ave	6.8%
1515 Broadway	6.4%
280 Park Avenue	5.6%
919 Third Avenue	5.0%
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
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
3. Property Acquisitions
The following table summarizes the properties acquired during the nine months ended September 30, 2022:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
245 Park Avenue (1)	September 2022	Fee Interest	1,782,793	$1,960.0
(1)On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. On July 8, 2022, certain of the debtors and affiliates of SL Green entered into a Plan Sponsorship and Investment Agreement (the "Plan"), pursuant to which SL Green became the stalking horse bidder for the property. Since the debtors did not receive any qualifying bids for the property and the Plan was confirmed, SL Green acquired full ownership and control of the property in September 2022, at which time the Company's outstanding preferred equity and accrued interest balance were credited to our equity investment in the property. We recorded the assets acquired and liabilities assumed at fair value. See Note 5, "Debt and Preferred Equity Investments" and Note 16, "Fair Value Measurements."
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of September 30, 2022, no properties were classified as held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
Property Dispositions
The following table summarizes the properties disposed of during the nine months ended September 30, 2022:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price (in millions)	(Loss) Gain (in millions) (1)
707 Eleventh Avenue	February 2022	Fee Interest	159,720	$95.0	$(0.8)
1080 Amsterdam Avenue	April 2022	Leasehold Interest	85,250	42.7	17.9
1591-1597 Broadway	May 2022	Fee Interest	7,684	121.0	(4.5)
609 Fifth Avenue	June 2022	Fee Interest	138,563	100.5	(80.2)
(1)The (losses) gains on sale are net of $5.6 million of employee compensation accrued in connection with the realization of the investment dispositions during the nine months ended September 30, 2022. Additionally, the amounts do not include adjustments for expenses recorded in subsequent periods.
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Balance at beginning of year (1)	$1,088,723	$1,076,542
Debt investment originations/fundings/accretion (2)	48,778	193,824
Preferred equity investment originations/accretion (2)	35,536	13,220
Redemptions/sales/syndications/equity ownership/amortization (3)	(509,052)	(201,446)
Net change in loan loss reserves	—	6,583
Balance at end of period (1)	$663,985	$1,088,723
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Certain participations in debt investments that were sold or syndicated, but did not meet the conditions for sale accounting, are included in Other assets and Other liabilities on the consolidated balance sheets.
Below is a summary of our debt and preferred equity investments as of September 30, 2022 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Weighted Average Yield at End of Period	Maturity (1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Senior Mortgage Debt	$32,616	$32,658	L + 3.50%	$—	$—	—%	$32,616	$—	7.21%	2022
Mezzanine Debt	156,833	157,320	L + 4.95% - 12.38%	356,647	364,742	7.00% - 14.30%	513,480	1,663,817	6.27%	2022 - 2029
Preferred Equity	—	—	—	117,889	117,889	6.5%	117,889	250,000	6.55%	2027
Balance at end of period	$189,449	$189,978		$474,536	$482,631		$663,985	$1,913,817
(1)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
The following table is a roll forward of our total allowance for loan losses for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Balance at beginning of year	$6,630	$13,213
Write-offs charged against the allowance	—	(6,583)
Balance at end of period (1)	$6,630	$6,630
(1)As of September 30, 2022, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $225.4 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
As of September 30, 2022 and December 31, 2021, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of one investment with a carrying value, net of reserves, of $6.9 million, as discussed in the Debt Investments and Preferred Equity Investments tables further below.
No other financing receivables were 90 days past due as of September 30, 2022 and December 31, 2021.
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of September 30, 2022 and December 31, 2021 (dollars in thousands):

Risk Rating	September 30, 2022	December 31, 2021
1 - Low Risk Assets - Low probability of loss	$307,492	$644,489
2 - Watch List Assets - Higher potential for loss	349,603	437,344
3 - High Risk Assets - Loss more likely than not	6,890	6,890
	$663,985	$1,088,723
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of September 30, 2022 (dollars in thousands):

	As of September 30, 2022
Risk Rating	2022 (1)	2021 (1)	2020 (1)	Prior (1)	Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$168,223	$139,269	$307,492
2 - Watch List Assets - Higher potential for loss	—	74,390	—	275,213	349,603
3 - High Risk Assets - Loss more likely than not	—	—	—	6,890	6,890
	$—	$74,390	$168,223	$421,372	$663,985
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
We have determined that we have one portfolio segment of financing receivables as of September 30, 2022 and December 31, 2021 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $9.0 million and $10.5 million as of September 30, 2022 and December 31, 2021, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the three and nine months ended September 30, 2022 and 2021. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
Debt Investments
    As of September 30, 2022 and December 31, 2021, we held the following debt investments with an aggregate weighted average current yield of 6.32% as of September 30, 2022 (dollars in thousands):

Loan Type	September 30, 2022 Future Funding Obligations	September 30, 2022 Senior Financing	September 30, 2022 Carrying Value (1)	December 31, 2021 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3)	$—	$394,854	$225,367	$225,367	June 2023
Mezzanine Loan	—	281,147	74,390	66,873	June 2023
Mezzanine Loan (4)(5)	—	105,000	13,366	13,366	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Mezzanine Loan	—	—	—	43,521
Mortgage Loan	—	—	—	73,000
Mezzanine Loan (6)	—	—	—	55,250
Total fixed rate	$—	$961,001	$363,123	$527,377
Floating Rate Investments:
Mortgage and Mezzanine Loan	$8,257	$—	$50,186	$34,874	December 2022
Mezzanine Loan	—	275,000	50,000	49,998	April 2023
Mezzanine Loan	3,761	54,000	8,243	8,050	May 2023
Mezzanine Loan	22,592	187,733	42,091	30,802	May 2023
Mezzanine Loan	—	186,084	39,083	37,511	July 2023
Mezzanine Loan (7)	—	—	—	133,735
Total floating rate	$34,610	$702,817	$189,603	$294,970
Allowance for loan loss	—	—	(6,630)	(6,630)
Total	$34,610	$1,663,818	$546,096	$815,717
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any extension options to the extent they have not been exercised as of the date of this filing.
(3)This loan was put on non-accrual in July 2020 and remains on non-accrual as of September 30, 2022. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower.
(4)Carrying value is net of a $12.4 million participation that was sold and did not meet the conditions for sale accounting, which is included in Other assets and Other liabilities on the consolidated balance sheets as a result.
(5)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of September 30, 2022. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower. Additionally, we determined the borrower entity to be a VIE, in which we are not the primary beneficiary.
(6)In September 2022, the Company successfully acquired full ownership and control of the property at 245 Park Avenue. See below table and Note 3, "Property Acquisitions."
(7)In September 2022, the Company converted its mezzanine loan position secured by the equity interest in 5 Times Square to an equity interest in a joint venture partnership with the existing equity holders. See Note 6, " Investments in Unconsolidated Joint Ventures."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
Preferred Equity Investments
As of September 30, 2022 and December 31, 2021, we held the following preferred equity investments with an aggregate weighted average current yield of 6.55% as of September 30, 2022 (dollars in thousands):

Type	September 30, 2022 Future Funding Obligations	September 30, 2022 Senior Financing	September 30, 2022 Carrying Value (1)	December 31, 2021 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$250,000	$117,889	$112,234	February 2027
Preferred Equity (3)	—	—	—	160,772
Total Preferred Equity	$—	$250,000	$117,889	$273,006
Allowance for loan loss	—	—	—	—
Total	$—	$250,000	$117,889	$273,006
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.
(3)On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. On July 8, 2022, certain of the debtors and affiliates of SL Green entered into the Plan, pursuant to which SL Green became the stalking horse bidder for the property. Since the debtors did not receive any qualifying bids for the property and the Plan was confirmed, SL Green acquired full ownership and control of the property in September 2022, at which time the Company's outstanding preferred equity and accrued interest balance were credited to our equity investment in the property. See Note 3, "Property Acquisitions."

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2022, the book value of these investments was $3.2 billion, net of investments with negative book values totaling $114.4 million for which we have an implicit commitment to fund future capital needs.
As of September 30, 2022, 800 Third Avenue and 21 East 66th Street are VIEs in which we are not the primary beneficiary. As of December 31, 2021, 800 Third Avenue, 21 East 66th Street, and certain properties within the Stonehenge Portfolio were VIEs in which we were not the primary beneficiary. Our net equity investment in these VIEs was $87.2 million and $85.6 million as of September 30, 2022 and December 31, 2021, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
The table below provides general information on each of our joint ventures as of September 30, 2022:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Wharton Properties / Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor / Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street (3)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue (4)	Wharton Properties	50.00%	50.00%	69,214
121 Greene Street	Wharton Properties	50.00%	50.00%	7,131
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea / Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza	RXR Realty / New York REIT	24.95%	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218
15 Beekman (5)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.27%	36.27%	12,946
One Madison Avenue (6)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	51.00%	1,135,000
450 Park Avenue (7)	Korean Institutional Investor / Israeli Institutional Investor	50.10%	25.10%	337,000
5 Times Square (8)	RXR Realty led investment group	31.55%	31.55%	1,131,735
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of September 30, 2022. Changes in ownership or economic interests within the current year are disclosed in the notes below.
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
(6)In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million in 2020. The fair value of our investment was determined by the terms of the joint venture agreement governing the capitalization of the project. The partners have committed aggregate equity to the project totaling no less than $501.8 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 49.5%. As of September 30, 2022, the total of the two partners' ownership interests based on equity contributed was 40.0%. In 2021, the Company admitted an additional partner to the development project for a committed aggregate equity investment totaling no less than $259.3 million. The partner's indirect ownership interest in the joint venture is based on it's capital contributions, up to an aggregate maximum of 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at September 30, 2022 and December 31, 2021.
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
(8)In September 2022, the Company converted its mezzanine loan position secured by the equity interest in 5 Times Square to an equity interest in a joint venture partnership with the existing equity holders. See Note 5, " Debt and Preferred Equity Investments."
Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures disposed of during the nine months ended September 30, 2022:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)

Property	Ownership Interest Disposed	Disposition Date	Gross Asset Valuation (in millions)	(Loss) Gain on Sale (in millions) (1)
Stonehenge Portfolio	Various	April 2022	$1.0	$—
(1)Represents the Company's share of the gain or loss.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of September 30, 2022 and December 31, 2021, respectively, are as follows (dollars in thousands):

Property	Economic Interest (1)	Current Maturity Date	Final Maturity Date (2)	Interest Rate (3)		September 30, 2022	December 31, 2021
Fixed Rate Debt:
717 Fifth Avenue (mortgage)	10.92%	July 2022 (4)	July 2022 (4)		4.45%	$300,000	$300,000
717 Fifth Avenue (mezzanine)	10.92%	July 2022 (4)	July 2022 (4)		5.50%	355,328	355,328
650 Fifth Avenue (mortgage)	50.00%	October 2022 (5)	October 2022 (5)		4.46%	210,000	210,000
650 Fifth Avenue (mezzanine)	50.00%	October 2022 (5)	October 2022 (5)		5.45%	65,000	65,000
21 East 66th Street	32.28%	April 2023	April 2028		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	June 2023		5.12%	500,000	500,000
220 East 42nd Street	51.00%	June 2023	June 2025		5.75%	510,000	510,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	787,296	801,845
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
One Madison Avenue (6)	25.50%	November 2025	November 2026		3.90%	356,201	169,629
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	177,000
Worldwide Plaza	24.95%	November 2027	November 2027		3.98%	1,200,000	1,200,000
One Vanderbilt Avenue	71.01%	July 2031	July 2031		2.95%	3,000,000	3,000,000
Stonehenge Portfolio						—	195,493
Total fixed rate debt						$8,872,825	$8,896,295
Floating Rate Debt:
1552 Broadway	50.00%	October 2022 (7)	October 2022 (7)	L+	2.65%	$193,132	$193,132
121 Greene Street	50.00%	November 2022	November 2022	L+	2.00%	12,636	13,228
2 Herald Square	51.00%	November 2022	November 2023	L+	1.95%	192,500	200,989
11 West 34th Street	30.00%	January 2023	January 2023	L+	1.45%	23,000	23,000
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550
280 Park Avenue	50.00%	September 2023	September 2024	L+	1.73%	1,200,000	1,200,000
100 Park Avenue	49.90%	December 2023	December 2025	L+	2.25%	360,000	360,000
15 Beekman (8)	20.00%	January 2024	July 2025	L+	1.50%	73,136	43,566
5 Times Square	31.55%	September 2024	September 2026	S+	4.69%	847,469	—
10 East 53rd Street	55.00%	February 2025	February 2025	L+	1.35%	220,000	220,000
450 Park Avenue	25.10%	June 2025	June 2027	S+	2.10%	267,000	—
21 East 66th Street	32.28%	June 2033	June 2033	T+	2.75%	598	632
Total floating rate debt						$3,455,021	$2,320,097
Total joint venture mortgages and other loans payable						$12,327,846	$11,216,392
Deferred financing costs, net						(129,765)	(130,516)
Total joint venture mortgages and other loans payable, net						$12,198,081	$11,085,876
(1)Economic interest represents the Company's interests in the joint venture as of September 30, 2022. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain conditions, including meeting tests based on the operating performance of the property.
(3)Interest rates as of September 30, 2022, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR ("L"), Term SOFR ("S") or 1-year Treasury ("T").
(4)This loan matured in July 2022. The Company is in discussions with the lender on resolution.
(5)In October 2022, the maturity date of the loan was extended by six months.
(6)The loan is a $1.25 billion construction facility with an initial term of five years with one, one year extension option. Advances under the loan are subject to costs incurred. In conjunction with the loan, we provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.
(7)This loan matured in October 2022. The Company is in discussions with the lender on a resolution.
(8)This loan is a $125.0 million construction facility. Advances under the loan are subject to costs incurred.
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $5.8 million and $15.0 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2022, respectively. We earned $5.3 million and $12.0 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2021, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets (1)
Commercial real estate property, net	$15,729,750	$14,763,874
Cash and restricted cash	720,053	768,510
Tenant and other receivables, related party receivables, and deferred rents receivable	605,766	533,455
Other assets	2,604,858	1,776,030
Total assets	$19,660,427	$17,841,869
Liabilities and equity (1)
Mortgages and other loans payable, net	$12,198,081	$11,085,876
Deferred revenue	1,117,156	1,158,242
Lease liabilities	987,390	980,595
Other liabilities	443,393	352,499
Equity	4,914,407	4,264,657
Total liabilities and equity	$19,660,427	$17,841,869
Company's investments in unconsolidated joint ventures	$3,185,800	$2,997,934
(1)At September 30, 2022, $538.8 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$330,705	$314,288	$997,670	$905,017
Operating expenses	59,841	54,157	173,327	142,800
Real estate taxes	66,594	58,367	186,710	166,974
Operating lease rent	6,616	5,644	19,465	16,931
Interest expense, net of interest income	112,747	90,710	305,977	248,588
Amortization of deferred financing costs	7,116	10,661	20,568	24,249
Depreciation and amortization	116,511	119,537	343,183	351,372
Total expenses	369,425	339,076	1,049,230	950,914
Loss on early extinguishment of debt	—	(1,158)	(467)	(2,484)
Net loss before (loss) gain on sale	$(38,720)	$(25,946)	$(52,027)	$(48,381)
Company's equity in net loss from unconsolidated joint ventures	$(21,997)	$(15,487)	$(31,262)	$(31,321)
7. Deferred Costs
Deferred costs as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred leasing costs	$410,655	$400,419
Less: accumulated amortization	(294,703)	(275,924)
Deferred costs, net	$115,952	$124,495

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of September 30, 2022 and December 31, 2021, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		September 30, 2022	December 31, 2021
Fixed Rate Debt:
420 Lexington Avenue	October 2024	October 2040		3.99%	$284,492	$288,660
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
245 Park Avenue	June 2027	June 2027		4.22%	1,712,750	—
100 Church Street					—	200,212
1080 Amsterdam					—	34,537
Total fixed rate debt					$2,547,242	$1,073,409
Floating Rate Debt:
7 Dey / 185 Broadway (3)	November 2022	November 2023	L+	2.85%	$210,148	$198,169
719 Seventh Avenue	September 2023	September 2023	L+	1.20%	50,000	50,000
690 Madison Avenue	July 2024	July 2025	L+	1.50%	60,000	60,000
100 Church Street	June 2025	June 2027	S+	4.98%	370,000	—
609 Fifth Avenue					—	52,882
2017 Master Repurchase Agreement (4)					—	—
Total floating rate debt					$690,148	$361,051
Total fixed rate and floating rate debt					$3,237,390	$1,434,460
Mortgages reclassed to liabilities related to assets held for sale					—	(34,537)
Total mortgages and other loans payable					$3,237,390	$1,399,923
Deferred financing costs, net of amortization					(8,374)	(5,537)
Total mortgages and other loans payable, net					$3,229,016	$1,394,386
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of September 30, 2022, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR ("L") or Term SOFR ("S"), unless otherwise specified.
(3)This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three year term with two one year extension options. Both one year extension options were exercised in October 2021 and 2022, respectively. Advances under the loan are subject to incurred costs and funded equity requirements.
(4)The facility matured in June 2022 and the Company is in discussions with the lender on an extension. As of September 30, 2022, there was no outstanding balance on the facility.
As of September 30, 2022 and December 31, 2021, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $3.8 billion and $2.1 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provides us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of September 30, 2022, there have been no margin calls on the 2017 MRA.
In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bore interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate. The facility matured in June 2022 and the Company is in discussions with the lender on an extension. As of September 30, 2022, the facility had no outstanding balance.
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, or the 2017 credit facility, and was originally entered into by the Company in November 2012, or the 2012 credit facility. As of September 30, 2022, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2022, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of September 30, 2022, the applicable spread over adjusted Term SOFR plus 10 basis points was 105 basis points for the revolving credit facility, 120 basis points for Term Loan A, and 125 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2022, the facility fee was 25 basis points.
As of September 30, 2022, we had $8.5 million of outstanding letters of credit, $450.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $800.0 million under the 2021 credit facility. As of September 30, 2022 and December 31, 2021, the revolving credit facility had a carrying value of $442.8 million and $381.3 million, respectively, net of deferred financing costs. As of September 30, 2022 and December 31, 2021, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility. The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2022 and December 31, 2021, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2022 Unpaid Principal Balance	September 30, 2022 Accreted Balance	December 31, 2021 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
October 5, 2017 (2)	$500,000	$499,996	$499,913	3.25%	5	October 2022
December 17, 2015 (3)	100,000	100,000	100,000	4.27%	10	December 2025
November 15, 2012	—	—	301,002	—%	10	December 2022
	$600,000	$599,996	$900,915
Deferred financing costs, net	—	(334)	(1,607)
	$600,000	$599,662	$899,308
(1)Interest rate as of September 30, 2022, taking into account interest rate hedges in effect during the period.
(2)Issued by the Operating Partnership with the Company as the guarantor. In October 2022, these notes were repaid at maturity.
(3)Issued by the Company and the Operating Partnership as co-obligors.

Restrictive Covenants
The terms of the 2021 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2022 and December 31, 2021, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2022, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2022	$1,428	$210,148	$—	$—	$—	$500,000	$711,576	$412,928
2023	5,827	50,000	—	—	—	—	55,827	750,513
2024	4,488	332,749	—	200,000	—	—	537,237	893,994
2025	—	370,000	—	—	—	100,000	470,000	1,540,234
2026	—	—	—	—	—	—	—	107,137
Thereafter	—	2,262,750	450,000	1,050,000	100,000	—	3,862,750	2,429,821
	$11,743	$3,225,647	$450,000	$1,250,000	$100,000	$600,000	$5,637,390	$6,134,627
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense before capitalized interest	$40,553	$34,054	$105,165	$112,423
Interest on financing leases	1,099	1,229	3,453	4,215
Interest capitalized	(19,659)	(20,141)	(55,952)	(58,395)
Interest income	(169)	(335)	(812)	(1,088)
Interest expense, net	$21,824	$14,807	$51,854	$57,155
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
Income earned from the profit participation, which is included in Other income on the consolidated statements of operations, was $0.0 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $0.0 million and $8.6 million for the three and nine months ended September 30, 2022, respectively, and $3.8 million and $9.4 million for the three and nine months ended September 30, 2021, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.1 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. We received management fees from this entity of $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
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
Messrs. Holliday and Mathias have the right to tender their interests in the project upon stabilization (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the 7-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday’s and Mathias’s continued service with us. The price paid upon a tender of the interests will equal the liquidation value of the interests at the time, with the value being based on the project's sale price, if applicable, or fair market value as determined by an independent third party appraiser. In 2022, stabilization of the property (but not Summit One Vanderbilt) was achieved. Therefore, Messrs. Holiday and Mathias exercised their rights to tender 50% of their interests in the property (but not Summit One Vanderbilt) for liquidation values of $17.9 million and $11.9 million, respectively, which were paid in July 2022.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three and nine months ended September 30, 2022, we recorded $0.7 million and $2.2 million, respectively, of rent expense under the lease. For the three and nine months ended September 30, 2021, we recorded $0.7 million and $1.6 million, respectively, of rent expense under the lease. Additionally, in June 2021, we, through a wholly-owned subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for Summit One Vanderbilt, which commenced in October 2021. For the three and nine months ended September 30, 2022, we recorded $8.3 million and $26.0 million, respectively, of rent expense under the lease, including percentage rent, of which $5.5 million and $17.4 million, respectively, was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations.
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Due from joint ventures	$26,539	$28,204
Other	748	1,204
Related party receivables	$27,287	$29,408
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2022 and December 31, 2021, the noncontrolling interest unit holders owned 5.52%, or 3,759,073 units, and 5.57%, or 3,781,565 units, of the Operating Partnership, respectively, inclusive of retroactive adjustments to reflect the reverse stock split effectuated by SL Green in January 2022. As of September 30, 2022, 3,759,073 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Balance at beginning of period	$344,252	$358,262
Distributions	(12,635)	(15,749)
Issuance of common units	16,408	18,678
Redemption and conversion of common units	(35,316)	(53,289)
Net (loss) income	(1,831)	25,457
Accumulated other comprehensive income allocation	6,404	1,042
Fair value adjustment	(23,539)	9,851
Balance at end of period	$293,743	$344,252
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of September 30, 2022:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	3.50%	109,161	109,161	109,161	$35.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	70.0000	1,000.00	29.12	January 2007
Series K	3.50%	700,000	563,954	341,677	0.8750	25.00	134.67	August 2014
Series L	4.00%	500,000	378,634	372,634	1.0000	25.00	—	August 2014
Series P	4.00%	200,000	200,000	200,000	1.0000	25.00	—	July 2015
Series Q	3.50%	268,000	268,000	268,000	0.8750	25.00	148.95	July 2015
Series R	3.50%	400,000	400,000	400,000	0.8750	25.00	154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	1.0000	25.00	—	August 2015
Series V	3.50%	40,000	40,000	40,000	0.8750	25.00	—	May 2019
Series W (5)	(6)	1	1	1	(6)	(6)	(6)	January 2020
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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of September 30, 2022, no Subsidiary Series B Preferred Units have been issued.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
Below is a summary of the activity relating to the preferred units in the Operating Partnership for the nine months ended September 30, 2022 and the twelve months ended December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Balance at beginning of period	$196,075	$202,169
Issuance of preferred units	—	—
Redemption of preferred units	(17,967)	(6,040)
Dividends paid on preferred units	(4,749)	(6,760)
Accrued dividends on preferred units	4,584	6,706
Balance at end of period	$177,943	$196,075
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2022, 64,315,581 shares of common stock and no shares of excess stock were issued and outstanding.
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
September 30, 2022
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
As of September 30, 2022, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Nine months September 30, 2022	1,971,092	$76.69	36,107,719
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock issued	2,933	1,944	5,827	8,770
Dividend reinvestments/stock purchases under the DRSPP	$140	$146	$339	$613
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
SL Green's earnings per share for the three and nine months ended September 30, 2022 and 2021 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2022	2021	2022	2021
Basic Earnings:
Income (loss) attributable to SL Green common stockholders	$7,377	$388,205	$(28,748)	$486,073
Less: distributed earnings allocated to participating securities	(505)	(357)	(1,516)	(1,071)
Less: undistributed earnings allocated to participating securities	—	(1,977)	—	(1,790)
Net income (loss) attributable to SL Green common stockholders (numerator for basic earnings per share)	$6,872	$385,871	$(30,264)	$483,212
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	505	357	(484)	1,071
Add back: undistributed earnings allocated to participating securities	—	1,977	—	1,790
Add back: effect of dilutive securities (redemption of units to common shares)	491	22,683	(1,831)	28,489
Net income (loss) attributable to SL Green common stockholders (numerator for diluted earnings per share)	$7,868	$410,888	$(32,579)	$514,562

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2022	2021	2022	2021
Basic Shares:
Weighted average common stock outstanding	63,949	64,856	63,971	66,248
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,088	3,834	4,104	4,024
Stock-based compensation plans	860	806	1,052	676
Contingently issuable shares	—	—	122	101
Diluted weighted average common stock outstanding	68,897	69,496	69,249	71,049
The Company has excluded 621,134 and 517,574 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2022, respectively, as they were anti-dilutive. The Company has excluded 969,631 and 1,032,243 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2021, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at September 30, 2022 owned 64,315,581 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
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
Limited Partner Units
As of September 30, 2022, limited partners other than SL Green owned 5.52%, or 3,759,073 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2022 and 2021, respectively, are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2022	2021	2022	2021
Basic Earnings:
Net income (loss) attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$7,868	$410,888	$(30,579)	$514,562
Less: distributed earnings allocated to participating securities	(505)	(357)	(1,516)	(1,071)
Less: undistributed earnings allocated to participating securities	—	(1,977)	—	(1,790)
Net income (loss) attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$7,363	$408,554	$(32,095)	$511,701
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	505	357	(484)	1,071
Add back: undistributed earnings allocated to participating securities	—	1,977	—	1,790
Net income (loss) attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$7,868	$410,888	$(32,579)	$514,562

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2022	2021	2022	2021
Basic units:
Weighted average common units outstanding	68,037	68,690	68,075	70,272
Effect of Dilutive Securities:
Stock-based compensation plans	860	806	1,052	676
Contingently issuable units	—	—	122	101
Diluted weighted average common units outstanding	68,897	69,496	69,249	71,049
The Operating Partnership has excluded 621,134 and 517,574 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2022, respectively, as they were anti-dilutive. The Operating Partnership has excluded 969,631 and 1,032,243 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2021, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.59 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.84 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fifth amendment and restatement in June 2022 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 32,210,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 1, 2032, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2022, 6.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information. There were no options granted during the nine months ended September 30, 2022 or the year ended December 31, 2021.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
A summary of the status of the Company's stock options as of September 30, 2022 and December 31, 2021, and changes during the nine months ended September 30, 2022 and year ended December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	394,089	$100.56	761,686	$105.76
Exercised	—	—	(11,314)	72.30
Lapsed or canceled	(80,609)	112.14	(356,283)	112.56
Balance at end of period	313,480	$97.59	394,089	$100.56
Options exercisable at end of period	313,480	$97.59	394,089	$100.56
The remaining weighted average contractual life of the options outstanding was 2.1 years and the remaining average contractual life of the options exercisable was 2.1 years.
During the three and nine months ended September 30, 2022, we recognized no compensation expense related to options. During the three and nine months ended September 30, 2021, we recognized no compensation expense related to options. As of September 30, 2022, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of September 30, 2022 and December 31, 2021 and changes during the nine months ended September 30, 2022 and the year ended December 31, 2021, are as follows:

	September 30, 2022	December 31, 2021
Balance at beginning of period	3,459,363	3,337,545
Granted	259,015	141,515
Canceled	(15,584)	(19,697)
Balance at end of period	3,702,794	3,459,363
Vested during the period	118,255	122,759
Compensation expense recorded	$7,083,717	$8,497,054
Total fair value of restricted stock granted during the period	$14,807,004	$9,214,531
The fair value of restricted stock that vested during the nine months ended September 30, 2022 and the year ended December 31, 2021 was $9.7 million and $11.3 million, respectively. As of September 30, 2022, there was $13.6 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $40.6 million and $55.0 million as of September 30, 2022 and December 31, 2021, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2022, there was $57.5 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.6 years.
During the three and nine months ended September 30, 2022, we recorded compensation expense related to bonus, time-based and performance based awards of $10.1 million and $30.5 million, respectively. During the three and nine months ended September 30, 2021, we recorded compensation expense related to bonus, time-based and performance based awards of $9.1 million and $27.3 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
For the three and nine months ended September 30, 2022, $0.5 million and $1.4 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and nine months ended September 30, 2021, $0.5 million and $1.6 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the nine months ended September 30, 2022, 23,268 phantom stock units and 9,416 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.4 million during the three and nine months ended September 30, 2022, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.1 million and $2.2 million during the three and nine months ended September 30, 2021, respectively, related to the Deferred Compensation Plan.
As of September 30, 2022, there were 188,470 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2022, 187,891 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of September 30, 2022 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain (loss) on derivative instruments (2)	Net unrealized gain on marketable securities	Total
Balance at December 31, 2021	$(25,881)	$(21,994)	$1,117	$(46,758)
Other comprehensive gain (loss) before reclassifications	78,865	21,671	(609)	99,927
Amounts reclassified from accumulated other comprehensive income	2,526	1,879	—	4,405
Balance at September 30, 2022	$55,510	$1,556	$508	$57,574
(1)Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive income (loss) relating to net unrealized loss on derivative instruments, was $(0.5) million and $(0.6) million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$12,039	$—	$12,039	$—
Interest rate cap and swap agreements (included in Other assets)	59,285	—	59,285	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$3,592	$—	$3,592	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$24,146	$—	$24,146	$—
Interest rate cap and swap agreements (included in Other assets)	1,896	—	1,896	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$29,912	$—	$29,912	$—
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
In September 2022, the Company recorded at fair value the assets acquired and liabilities assumed at 245 Park Avenue. This fair value was determined using a third party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts, all of which are classified as Level 3 inputs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$663,985	(2)	$1,088,723	(2)

Fixed rate debt	$4,497,238	$4,284,029	$3,274,324	$3,336,463
Variable rate debt	1,140,148	1,133,490	801,051	800,672
	$5,637,386	$5,417,519	$4,075,375	$4,137,135
(1)Amounts exclude net deferred financing costs.
(2)As of September 30, 2022, debt and preferred equity investments had an estimated fair value ranging between $0.6 billion and $0.7 billion. As of December 31, 2021, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion.

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of September 30, 2022 and December 31, 2021. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of September 30, 2022 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$111,869	3.500%	November 2021	November 2022	Other Assets	$8
Interest Rate Swap	100,000	0.212%	January 2021	January 2023	Other Assets	1,173
Interest Rate Swap	400,000	0.184%	January 2022	February 2023	Other Assets	4,892
Interest Rate Swap	50,000	0.633%	February 2022	February 2023	Other Assets	518
Interest Rate Swap	100,000	1.163%	November 2021	July 2023	Other Assets	2,514
Interest Rate Swap	200,000	1.133%	November 2021	July 2023	Other Assets	5,076
Interest Rate Cap	600,000	4.080%	September 2022	September 2023	Other Liabilities	(2,822)
Interest Rate Swap	150,000	2.700%	December 2021	January 2024	Other Assets	2,949
Interest Rate Swap	200,000	4.590%	November 2022	January 2024	Other Liabilities	(476)
Interest Rate Swap	200,000	4.511%	November 2022	January 2024	Other Liabilities	(294)
Interest Rate Swap	150,000	2.721%	December 2021	January 2026	Other Assets	6,104
Interest Rate Swap	200,000	2.762%	December 2021	January 2026	Other Assets	7,963
Interest Rate Swap	100,000	3.003%	February 2023	February 2027	Other Assets	3,451
Interest Rate Swap	100,000	2.833%	February 2023	February 2027	Other Assets	4,069
Interest Rate Swap	50,000	2.563%	February 2023	February 2027	Other Assets	2,527
Interest Rate Swap	200,000	2.691%	February 2023	February 2027	Other Assets	9,175
Interest Rate Swap	300,000	2.966%	July 2023	May 2027	Other Assets	8,814
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Assets	52
						$55,693
During both the three and nine months ended September 30, 2022, we recorded a loss of $1.3 million based on the changes in the fair value of an interest rate swap we sold, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. No gains or losses on the changes in the fair values were included in interest expense in the consolidated statements of operations during the three and nine months ended September 30, 2021.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2022, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $3.6 million. As of September 30, 2022, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $3.6 million as of September 30, 2022.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $(37.6) million of the current balance held in accumulated other comprehensive income (loss) will be reclassified into interest expense and $(8.2) million of the portion related to our share of joint venture accumulated other comprehensive income (loss) will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2022	2021		2022	2021
Interest Rate Swaps/Caps	$44,057	$(450)	Interest expense	$3,061	$(4,416)
Share of unconsolidated joint ventures' derivative instruments	9,354	(143)	Equity in net loss from unconsolidated joint ventures	(138)	(2,792)
	$53,411	$(593)		$2,923	$(7,208)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2022	2021		2022	2021
Interest Rate Swaps/Caps	$83,768	$7,305	Interest expense	$(2,673)	$(13,359)
Share of unconsolidated joint ventures' derivative instruments	22,951	(20,641)	Equity in net loss from unconsolidated joint ventures	(1,986)	(6,542)
	$106,719	$(13,336)		$(4,659)	$(19,901)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)

The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of September 30, 2022 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$23,000	4.750%	January 2021	January 2023	Asset	$—
Interest Rate Cap	220,000	4.000%	February 2022	February 2023	Asset	188
Interest Rate Cap	510,000	3.000%	December 2021	June 2023	Asset	4,589
Interest Rate Cap	272,000	4.000%	July 2022	August 2023	Asset	979
Interest Rate Cap	400,000	3.500%	September 2022	September 2023	Asset	3,073
Interest Rate Cap	1,075,000	4.080%	September 2022	September 2023	Asset	5,070
Interest Rate Cap	125,000	4.080%	September 2022	September 2023	Asset	590
Interest Rate Cap	246,155	0.550%	February 2022	May 2024	Asset	23,192
Interest Rate Cap	246,155	0.550%	February 2022	May 2024	Asset	23,161
Interest Rate Swap	177,000	1.669%	March 2016	February 2026	Asset	13,348
						$74,190

18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
The components of lease income from operating leases during the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease payments	$142,778	$142,979	$416,033	$473,466
Variable lease payments	19,990	12,660	58,283	58,634
Total lease payments (1)	$162,768	$155,639	$474,316	$532,100
Amortization of acquired above and below-market leases	184	(276)	(101)	(4,037)
Total rental revenue	$162,952	$155,363	$474,215	$528,063
(1)Amounts include $55.7 million and $169.9 million of sublease income during the three and nine months ended September 30, 2022 and $52.0 million and $175.5 million of sublease income during the three and nine months ended September 30, 2021, respectively.
The components of lease income from sales-type leases during the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income (1)	$1,099	$1,108	$3,286	$3,313
(1)These amounts are included in Other income in our consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2022
(unaudited)
19. Commitments and Contingencies
Legal Proceedings
As of September 30, 2022, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
September 30, 2022
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
Selected consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and selected asset information as of September 30, 2022 and December 31, 2021, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2022	$182,943	$29,513	$212,456
September 30, 2021	185,129	20,072	205,201
Nine months ended:
September 30, 2022	$532,057	$69,808	$601,865
September 30, 2021	589,958	59,452	649,410
Net (loss) income
Three months ended:
September 30, 2022	$(8,934)	$21,145	$12,211
September 30, 2021	398,377	17,157	415,534
Nine months ended:
September 30, 2022	$(65,824)	$53,571	$(12,253)
September 30, 2021	478,589	50,224	528,813
Total assets
As of:
September 30, 2022	$12,046,743	$669,307	$12,716,050
December 31, 2021	9,974,140	1,092,489	11,066,629
Interest costs for the debt and preferred equity segment include actual costs incurred for borrowings on the 2017 MRA. Interest is imputed on the investments that do not collateralize the 2017 MRA using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because the use of personnel and resources is dependent on transaction volume between the two segments and varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and nine months ended September 30, 2022, marketing, general and administrative expenses totaled $21.3 million and $69.6 million. For the three and nine months ended September 30, 2021, marketing, general and administrative expenses totaled $23.5 million and $68.4 million. All other expenses, except interest, relate entirely to the real estate assets.
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
As of September 30, 2022, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Property Type		Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy (1) (unaudited)
Commercial:
Manhattan	Office		13		9,963,138	12	13,998,381	25	23,961,519	91.4%
	Retail		2	(2)	17,888	9	301,996	11	319,884	91.2%
	Development/Redevelopment	(1)	5		2,091,719	3	2,746,241	8	4,837,960	N/A
			20		12,072,745	24	17,046,618	44	29,119,363	91.4%
Suburban	Office		7		862,800	—	—	7	862,800	80.1%
Total commercial properties			27		12,935,545	24	17,046,618	51	29,982,163	91.0%
Residential:
Manhattan	Residential		1	(2)	140,382	—	—	1	140,382	85.6%
Total portfolio			28		13,075,927	24	17,046,618	52	30,122,545	90.9%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
(2)As of September 30, 2022, we owned a building at 7 Dey / 185 Broadway that was comprised of approximately 50,206 square feet (unaudited) of retail space and approximately 140,382 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.
As of September 30, 2022, we also managed one office building owned by a third party encompassing approximately 0.3 million square feet (unaudited), and held debt and preferred equity investments with a book value excluding the impact of credit losses of $670.6 million, excluding approximately $8.5 million of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and preferred equity investments line item.
Critical Accounting Policies and Estimates
Refer to the 2021 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies and estimates, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, lease classification, revenue recognition, and debt and preferred equity investments. During the three and nine months ended September 30, 2022, there were no material changes to these policies.

Results of Operations
Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021
The following comparison for the three months ended September 30, 2022, or 2022, to the three months ended September 30, 2021, or 2021, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2021 and still owned by us in the same manner as of September 30, 2022 (Same-Store Properties totaled 20 of our 28 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2022 and 2021 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2022 and 2021, and
iv.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	$ Change	% Change
Rental revenue	$139.1	$130.1	$9.0	6.9%	$—	$9.7	$23.9	$15.6	$163.0	$155.4	$7.6	4.9%
Investment income	—	—	—	—%	—	—	29.5	20.1	29.5	20.1	9.4	46.8%
Other income	2.6	2.0	0.6	30.0%	—	11.5	17.4	16.3	20.0	29.8	(9.8)	(32.9)%
Total revenues	141.7	132.1	9.6	7.3%	—	21.2	70.8	52.0	212.5	205.3	7.2	3.5%

Property operating expenses	68.7	63.7	5.0	7.8%	0.3	3.9	18.5	11.8	87.5	79.4	8.1	10.2%
Transaction related costs	—	—	—	—%	—	—	0.3	0.2	0.3	0.2	0.1	50.0%
Marketing, general and administrative	—	—	—	—%	—	—	21.3	23.5	21.3	23.5	(2.2)	(9.4)%
	68.7	63.7	5.0	7.8%	0.3	3.9	40.1	35.5	109.1	103.1	6.0	5.8%
Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(23.9)	(17.2)	(6.7)	39.0%
Depreciation and amortization									(48.5)	(49.3)	0.8	(1.6)%
Equity in net loss from unconsolidated joint ventures									(22.0)	(15.5)	(6.5)	41.9%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									—	(1.3)	1.3	(100.0)%
Purchase price and other fair value adjustments									(1.1)	208.8	(209.9)	(100.5)%
Gain on sale of real estate, net									4.3	187.8	(183.5)	(97.7)%
Net income									$12.2	$415.5	$(403.3)	(97.1)%

Rental Revenue
Rental revenues increased primarily due to the acquisition of 245 Park Avenue ($9.4 million) and a higher contribution from our Same-Store Properties ($9.0 million), primarily driven by increased occupancy at 1185 Avenue of the Americas ($2.8 million) and 1350 Avenue of the Americas ($1.9 million). This was partially offset by our Disposed Properties ($9.7 million).
The following table presents a summary of the commenced leasing activity for the three months ended September 30, 2022 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,986,225
Acquired Vacancies	133,029
Space which became available during the period (3)
• Office	119,194
• Retail	74,736
• Storage	3,190
	197,120
Total space available	2,316,374
Leased space commenced during the period:
• Office(4)	127,057	137,444	$84.97	$77.30	$63.60	6.2	6.6
• Retail	84,834	81,407	$32.56	$44.56	$9.40	1.2	4.2
• Storage	1,538	1,529	$17.78	$17.68	$—	—	1.3
Total leased space commenced	213,429	220,380	$65.15	$58.08	$43.14	4.4	5.7

Total available space at end of period	2,102,945

Early renewals
• Office	20,891	27,440	$62.67	$61.33	$13.09	1.8	3.2
• Retail	11,679	11,777	$318.42	$271.72	$—	—	1.9
Total early renewals	32,570	39,217	$139.47	$124.51	$9.16	1.3	2.8

Total commenced leases, including replaced previous vacancy
• Office		164,884	$81.26	$72.12	$55.19	5.5	6.0
• Retail		93,184	$68.69	$74.76	$8.21	1.1	3.9
• Storage		1,529	$17.78	$17.68	$—	—	1.3
Total commenced leases		259,597	$76.37	$72.99	$38.00	3.9	5.3
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $77.87 per rentable square feet for 57,233 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $72.95 per rentable square feet for 84,673 rentable square feet.

Investment Income
For the three months ended September 30, 2022, investment income increased primarily as a result of an increase in the weighted average yield of our debt and preferred equity investments due to recognition of previously unrecorded default interest on our preferred equity investment at 245 Park Avenue. For the three months ended September 30, 2022, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $995.0 million and 11.7%, respectively, as compared to $1.1 billion and 7.3%, respectively, for the three months ended September 30, 2021.
Other Income
Other income decreased primarily due to lower lease termination income for the three months ended September 30, 2022 as compared to the same period in 2021 ($11.4 million).
Property Operating Expenses
Property operating expenses increased primarily due to acquiring 245 Park Avenue ($4.0 million) in the third quarter of 2022, increased variable expenses and real estate taxes at our Same-Store Properties ($5.0 million), partially offset by reduced variable expenses and real estate taxes at our Disposed Properties ($3.5 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $21.3 million for three months ended September 30, 2022, as compared to $23.5 million for the same period in 2021 due to reduced compensation expense.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased primarily due to acquiring 245 Park Avenue ($4.1 million) in the third quarter of 2022, an increase in average LIBOR and SOFR rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 ($2.5 million) and a decrease in interest capitalization in connection with properties that are under development ($2.2 million). These increases were offset by the deconsolidation of 220 East 42nd Street ($1.4 million) in the third quarter of 2021 and the sale of 1080 Amsterdam Avenue ($0.7 million) in the second quarter of 2022. The weighted average consolidated debt balance outstanding was $4.4 billion for the three months ended September 30, 2022, compared to $4.3 billion for the three months ended September 30, 2021. The consolidated weighted average interest rate was 3.57% for the three months ended September 30, 2022, as compared to 3.06% for the three months ended September 30, 2021.
Depreciation and Amortization
Depreciation and amortization decreased at our Disposed Properties ($2.3 million) and Same-Store Properties ($0.8 million) during the three months ended September 30, 2022. Depreciation and amortization decreased further due to the deconsolidation of 220 East 42nd Street ($0.9 million) as a result of the interest sale during the third quarter of 2021, partially offset by acquiring 245 Park Avenue ($2.6 million) during the three months ended September 30, 2022.
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased primarily as a result of increased interest expense across our joint venture portfolio ($8.6 million) and a decrease in income from operations at 11 Madison Avenue ($2.4 million), 919 Third Avenue ($2.3 million), Worldwide Plaza ($1.6 million), and 2 Herald Square ($1.5 million). This was partially offset by an increase in income from operations at One Vanderbilt Avenue ($11.1 million).
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the three months ended September 30, 2022, we did not sell any joint venture interests. During the three months ended September 30, 2021, we recognized a loss on sale related to the sale of our interest in 400 East 57th Street ($1.0 million).
Purchase price and other fair value adjustments
During the three months ended September 30, 2022, we recorded a $1.1 million fair value adjustment related to derivatives that are not designated as hedges. During the three months ended September 30, 2021, we recorded a $206.8 million fair value adjustment related to the 51.0% interest we retained in 220 East 42nd Street, which was deconsolidated when a 49% joint venture interest was sold.
Gain on sale of real estate, net
During the three months ended September 30, 2021, we recognized gains from the sales of a 49% joint venture interest in 220 East 42nd Street ($175.1 million) and the retained interest in 410 Tenth Avenue from when the property was sold in the fourth quarter of 2020 ($12.6 million).

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021
The following comparison for the nine months ended September 30, 2022, or 2022, to the nine months ended September 30, 2021, or 2021, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2021 and still owned by us in the same manner as of September 30, 2022 (Same-Store Properties totaled 20 of our 28 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2022 and 2021 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2022 and 2021, and
iv.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	$ Change	% Change
Rental revenue	$419.4	$400.0	$19.4	4.9%	$0.9	$33.7	$53.9	$94.4	$474.2	$528.1	$(53.9)	(10.2)%
Investment income	—	—	—	—%	—	—	69.8	59.5	69.8	59.5	10.3	17.3%
Other income	3.6	3.2	0.4	12.5%	10.4	23.7	43.8	35.0	57.8	61.9	(4.1)	(6.6)%
Total revenues	423.0	403.2	19.8	4.9%	11.3	57.4	167.5	188.9	601.8	649.5	(47.7)	(7.3)%

Property operating expenses	198.3	194.5	3.8	2.0%	1.9	15.2	44.0	58.6	244.2	268.3	(24.1)	(9.0)%
Transaction related costs	—	—	—	—%	—	—	0.3	0.2	0.3	0.2	0.1	50.0%
Marketing, general and administrative	—	—	—	—%	—	—	69.6	68.4	69.6	68.4	1.2	1.8%
	198.3	194.5	3.8	2.0%	1.9	15.2	113.9	127.2	314.1	336.9	(22.8)	(6.8)%
Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(57.8)	(66.7)	8.9	(13.3)%
Depreciation and amortization									(142.4)	(169.5)	27.1	(16.0)%
Equity in net loss from unconsolidated joint ventures									(31.3)	(31.3)	—	—%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(0.1)	(5.4)	5.3	(98.1)%
Purchase price and other fair value adjustments									(7.3)	209.5	(216.8)	(103.5)%
(Loss) gain on sale of real estate, net									(61.1)	285.3	(346.4)	(121.4)%
Depreciable real estate reserves and impairment									—	(5.7)	5.7	(100.0)%
Net (loss) income									$(12.3)	$528.8	$(541.1)	(102.3)%
Rental Revenue
Rental revenue decreased primarily due to the deconsolidation of 220 East 42nd Street as a result of the sale of a joint venture interest during the third quarter of 2021 ($37.5 million), our Disposed Properties ($32.8 million), and properties moved into redevelopment ($11.3 million). This was partially offset by the acquisition of 245 Park Avenue ($9.4 million) and a higher contribution from our Same-Store Properties ($19.4 million).

The following table presents a summary of the commenced leasing activity for the nine months ended September 30, 2022 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	1,638,009
Property out of redevelopment	107,612
Acquired vacancies	219,632
Space which became available during the period (3)
• Office	715,931
• Retail	159,296
• Storage	15,801
	891,028
Total space available	2,856,281
Leased space commenced during the period:
• Office(4)	629,619	688,666	$75.03	$71.31	$89.30	9.1	10.0
• Retail	117,559	112,911	$70.04	$70.43	$25.47	3.0	7.2
• Storage	6,158	6,343	$25.92	$27.47	$2.91	4.5	6.3
Total leased space commenced	753,336	807,920	$73.95	$70.76	$79.70	8.2	9.5

Total available space at end of period	2,102,945

Early renewals
• Office	91,122	106,266	$79.21	$78.33	$28.07	2.6	4.1
• Retail	18,877	19,929	$264.99	$245.15	$—	—	4.5
• Storage	2,088	2,088	$28.14	$28.14	$—	—	2.7
Total early renewals	112,087	128,283	$107.24	$103.43	$23.26	2.1	4.2

Total commenced leases, including replaced previous vacancy
• Office		794,932	$75.59	$72.56	$81.11	8.2	9.2
• Retail		132,840	$99.28	$99.76	$21.65	2.6	6.8
• Storage		8,431	$26.47	$27.65	$2.19	3.4	5.4
Total commenced leases		936,203	$78.51	$76.55	$71.96	7.4	8.8
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $68.94 per rentable square feet for 491,026 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $70.77 per rentable square feet for 597,292 rentable square feet.
Investment Income
For the nine months ended September 30, 2022, investment income increased primarily as a result of a increase in the weighted average yield of our debt and preferred equity investments due to recognition of previously unrecorded default interest on our preferred equity investment at 245 Park Avenue. For the nine months ended September 30, 2022, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.1 billion and 8.7%, respectively, as compared to $1.1 billion and 7.1%, respectively, for the nine months ended September 30, 2021.
Other Income
Other income decreased primarily due to lower lease termination income for the nine months ended September 30, 2022 ($5.4 million) as compared to the same period in 2021 ($24.1 million). This decrease was partially offset by an increase in construction fee income ($6.0 million), income related to the resolution of the Company's investment in 1591-1597 Broadway ($5.0 million), and fee income related to the acquisition of 450 Park Avenue ($4.7 million).

Property Operating Expenses
Property operating expenses decreased primarily due to the sale of a joint venture interest and deconsolidation of 220 East 42nd Street ($13.0 million) in the third quarter of 2021, reduced variable expenses and real estate taxes at our Disposed and Acquired Properties ($13.1 million and $6.0 million, respectively), and reduced real estate taxes at our Same-Store Properties ($8.8 million), partially offset by increased variable expenses at our Same-Store Properties ($12.6 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased to $69.6 million for the nine months ended September 30, 2022, compared to $68.4 million for the same period in 2021, primarily due to an increase in rent expense for the Company's corporate offices at One Vanderbilt Avenue as offset by reduced by compensation expense.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased primarily due to deconsolidation of 220 East 42nd Street ($11.1 million) in the third quarter of 2021, lower interest expense from senior unsecured notes ($4.4 million) and term loans ($1.6 million) due to a decrease in balances outstanding during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, and the sale of 1080 Amsterdam Avenue ($1.8 million) in the second quarter of 2022. These decreases were offset by a significant increase in average LIBOR and SOFR rates during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 ($5.4 million), acquiring 245 Park Avenue in the third quarter of 2022 ($4.1 million) and a decrease in interest capitalization in connection with properties that are under development ($2.1 million). The weighted average consolidated debt balance outstanding was $4.2 billion for the nine months ended September 30, 2022, compared to $5.0 billion for the nine months ended September 30, 2021. The consolidated weighted average interest rate was 3.28% for the nine months ended September 30, 2022, as compared to 2.91% for the nine months ended September 30, 2021.
Depreciation and Amortization
Depreciation and amortization decreased primarily due to our Disposed, Same-Store, and Acquired Properties ($13.5 million, $1.5 million, and $1.1 million, respectively) during the nine months ended September 30, 2022. Depreciation and amortization decreased further due to the deconsolidation of 220 East 42nd Street ($9.5 million) as a result of the interest sale during the third quarter of 2021.
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the nine months ended September 30, 2022, we recognized a loss on the sale of our interest in the Stonehenge Portfolio. During the nine months ended September 30, 2021, we recognized losses on the sales of our interest in 55 West 46th Street ($15.3 million) and 400 East 57th Street ($1.0 million), offset by a gain on the sale of our interest in 605 West 42nd Street ($8.3 million).
Purchase price and other fair value adjustments
During the nine months ended September 30, 2022, we recorded a $6.1 million fair value adjustment related to an investment in marketable securities and a $1.3 million fair value adjustment related to derivatives that are not designated as hedges. During the nine months ended September 30, 2021, we recorded a $206.8 million fair value adjustment related to the 51.0% interest we retained in 220 East 42nd Street, which was deconsolidated when a 49% joint venture interest was sold.
(Loss) gain on sale of real estate, net
During the nine months ended September 30, 2022, we recognized losses on the sales of 609 Fifth Avenue ($80.2 million) and 707 Eleventh Avenue ($0.8 million), offset by a gain on the sale of 1080 Amsterdam Avenue ($17.9 million). During the nine months ended September 30, 2021, we recognized gains from the sale of a 49% joint venture interest in 220 East 42nd Street ($175.1 million), 635-641 Sixth Avenue ($99.3 million) and 410 Tenth Avenue ($11.6 million).
Depreciable real estate reserves and impairment
During the nine months ended September 30, 2022, we did not recognize any depreciable real estate reserves. During the nine months ended September 30, 2021, we recognized depreciable real estate reserves and impairments related to 400 East 57th Street ($5.7 million).
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
The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our financing and operating leases, as of September 30, 2022 were as follows (in thousands):

	Remaining 2022	2023	2024	2025	2026	Thereafter	Total
Property mortgages and other loans	$211,576	$55,827	$337,237	$370,000	$—	$2,262,750	$3,237,390
Revolving credit facility	—	—	—	—	—	450,000	450,000
Unsecured term loans	—	—	200,000	—	—	1,050,000	1,250,000
Senior unsecured notes	500,000	—	—	100,000	—	—	600,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	773	3,133	3,180	3,228	3,276	203,494	217,084
Operating leases	11,737	52,979	58,827	58,966	59,106	1,433,408	1,675,023
Estimated interest expense	51,741	220,496	216,261	182,716	155,670	90,886	917,770
Joint venture debt	412,928	750,513	893,994	1,540,234	107,137	2,429,821	6,134,627
Total	$1,188,755	$1,082,948	$1,709,499	$2,255,144	$325,189	$8,020,359	$14,581,894
We estimate that for the remainder of the year ending December 31, 2022, we expect to incur $23.4 million of recurring capital expenditures on existing consolidated properties and $56.6 million of development or redevelopment expenditures on existing consolidated properties, of which $1.2 million will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $43.9 million, of which $29.9 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of September 30, 2022, we had liquidity of $1.0 billion, comprised of $800.0 million of availability under our revolving credit facility and $217.8 million of consolidated cash on hand, inclusive of $16.5 million of marketable securities. This liquidity excludes $142.1 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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

Cash, restricted cash, and cash equivalents were $385.1 million and $345.9 million as of September 30, 2022 and 2021, respectively, representing a increase of $39.1 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$249,628	$191,012	$58,616
Net cash provided by investing activities	273,314	886,877	(613,563)
Net cash used in financing activities	(474,848)	(1,104,751)	629,903
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$88,300
Capital expenditures and capitalized interest	13,383
Acquisition deposits and deferred purchase price	75,400
Joint venture investments	(70,127)
Distributions from joint ventures	(657,780)
Proceeds from sales of real estate/partial interest in property	(187,415)
Cash and restricted cash assumed from acquisition of real estate investment	60,494
Cash assumed from consolidation of real estate investment	(9,475)
Debt and preferred equity and other investments	73,657
Decrease in net cash provided by investing activities	$(613,563)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $208.4 million for the nine months ended September 30, 2021 to $195.0 million for the nine months ended September 30, 2022 due to decreased spending on development and redevelopment projects.
We generally fund our investment activity through the sale of real estate, the sale of debt and preferred equity investments, property-level financing, our credit facilities, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest.
During the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$549,761
Repayments of our debt obligations	(117,636)
Net distribution to noncontrolling interests	53,336
Other financing activities	51,436
Proceeds from stock options exercised and DRSPP issuance	(274)
Repurchase of common stock	129,426
Redemption of preferred stock	(14,336)
Acquisition of subsidiary interest from noncontrolling interest	(29,817)
Dividends and distributions paid	8,007
Decrease in net cash used in financing activities	$629,903

Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2022, 64,315,581 shares of common stock and no shares of excess stock were issued and outstanding.
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
As of September 30, 2022, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Nine months September 30, 2022	1,971,092	$76.69	36,107,719

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2022 and 2021, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock issued	2,933	1,944	5,827	8,770
Dividend reinvestments/stock purchases under the DRSPP	$140	$146	$339	$613
Fifth Amended and Restated 2005 Stock Option and Incentive Plan
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of September 30, 2022, 6.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the nine months ended September 30, 2022, 23,268 phantom stock units and 9,416 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.4 million during the three and nine months ended September 30, 2022, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.1 million and $2.2 million during the three and nine months ended September 30, 2021, respectively, related to the Deferred Compensation Plan.
As of September 30, 2022, there were 188,470 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, senior unsecured notes and trust preferred securities outstanding as of September 30, 2022 and December 31, 2021, (amounts in thousands).

Debt Summary:	September 30, 2022	December 31, 2021
Balance
Fixed rate	$3,147,238	$1,974,324
Variable rate—hedged	1,350,000	1,300,000
Total fixed rate	4,497,238	3,274,324
Total variable rate	1,140,148	801,051
Total debt	$5,637,386	$4,075,375

Debt, preferred equity, and other investments subject to variable rate	$189,449	$294,970
Net exposure to variable rate debt	950,699	506,081

Percent of Total Debt:
Fixed rate	79.8%	80.3%
Variable rate (1)	20.2%	19.7%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	3.40%	3.14%
Variable rate	2.81%	2.11%
Effective interest rate	3.57%	3.02%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rate, the percent of total debt of our net exposure to variable rate debt was 17.5% and 13.4% as of September 30, 2022 and December 31, 2021, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (3.14% and 0.10% as of September 30, 2022 and December 31, 2021, respectively). As of December 6, 2021, the variable rate for our 2021 Credit facility bears interest at an interest rate based on adjusted Term SOFR (2.98% as of September 30, 2022). Our consolidated debt as of September 30, 2022 had a weighted average term to maturity of 2.28 years.
Certain of our debt and equity investments and other investments, with carrying values of $189.4 million as of September 30, 2022 and $295.0 million as of December 31, 2021, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net percent of our variable rate debt to total debt was 17.5% and 13.4%, respectively.
2021 Credit Facility
    In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, or the 2017 credit facility, and was originally entered into by the Company in November 2012, or the 2012 credit facility. As of September 30, 2022, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2022, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.

As of September 30, 2022, the applicable spread over adjusted Term SOFR plus 10 basis points was 105 basis points for the revolving credit facility, 120 basis points for Term Loan A, and 125 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2022, the facility fee was 25 basis points.
As of September 30, 2022, we had $8.5 million of outstanding letters of credit, $450.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $800.0 million under the 2021 credit facility. As of September 30, 2022 and December 31, 2021, the revolving credit facility had a carrying value of $442.8 million and $381.3 million, respectively, net of deferred financing costs. As of September 30, 2022 and December 31, 2021, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2021 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2022 and December 31, 2021, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of September 30, 2022, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $8.9 million and would increase our share of joint venture annual interest cost by $14.0 million. As of September 30, 2022, 28.5% of our $0.7 billion debt and preferred equity portfolio was indexed to LIBOR.
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
Our long-term debt of $4.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of September 30, 2022 bore interest based on a spread to LIBOR of 120 basis points to 340 basis points, and Term SOFR of 115 basis points to 469 basis points.
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

FFO for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to SL Green common stockholders	$7,377	$388,205	$(28,748)	$486,073
Add:
Depreciation and amortization	48,462	49,277	142,359	169,534
Joint venture depreciation and noncontrolling interest adjustments	63,890	61,733	185,352	176,920
Net (income) loss attributable to noncontrolling interests	(502)	21,768	438	26,035
Less:
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(1,280)	(131)	(5,438)
Depreciable real estate reserves and impairment	—	—	—	(5,696)
Gain (loss) on sale of real estate, net	4,276	187,766	(61,104)	285,338
Purchase price and other fair value adjustments	—	206,779	—	209,443
Depreciation on non-rental real estate assets	709	754	1,845	1,953
Funds from Operations attributable to SL Green common stockholders and unit holders	$114,242	$126,964	$358,791	$372,962
Cash flows provided by operating activities	$67,193	$87,748	$249,628	$191,012
Cash flows provided by investing activities	137,990	245,356	273,314	886,877
Cash flows used in financing activities	(97,166)	(303,672)	(474,848)	(1,104,751)
Inflation
Substantially all of our office leases provide for separate real estate tax and operating expense escalations and reimbursements as well as operating expense recoveries based on increases in the CPI or other measures such as porters' wage. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense escalations and reimbursements described above.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2021 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2021.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2022, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A. RISK FACTORS
As of September 30, 2022 there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
As of September 30, 2022, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Nine months September 30, 2022	1,971,092	$76.69	36,107,719

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

Exhibit No.	Description
31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: November 4, 2022	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: November 4, 2022		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)