Form 10-K
period 2022-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2023-02-17
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatments that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §201.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (57,803,185 shares) was $2.7 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2022.
As of February 15, 2023, 64,365,509 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 15, 2023, 306,987 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2022 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of December 31, 2022, the Company owns 94.61% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2022, noncontrolling investors held, in aggregate a 5.39% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1. BUSINESS

General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, engaged in the acquisition, development, redevelopment, repositioning, ownership, management and operation of commercial real estate properties, principally office properties, located in the New York metropolitan area, principally in Manhattan, a borough of New York City. We were formed in June, 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, who serves as a member and the chairman emeritus of the Company's board of directors, had been engaged in the business of owning, managing, leasing, and repositioning office properties in Manhattan.
As of December 31, 2022, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated		Unconsolidated		Total
Location	Property Type		Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office		13	9,963,138	12	13,998,381	25	23,961,519	90.7%
	Retail		2	17,888	9	301,996	11	319,884	91.2%
	Development/Redevelopment	(1)	5	1,685,215	3	2,746,241	8	4,431,456	N/A
			20	11,666,241	24	17,046,618	44	28,712,859	90.7%
Suburban	Office		7	862,800	—	—	7	862,800	79.3%
Total commercial properties			27	12,529,041	24	17,046,618	51	29,575,659	90.3%
Residential:
Manhattan	Residential	(2)	1	140,382	—	—	1	140,382	89.5%
Total portfolio			28	12,669,423	24	17,046,618	52	29,716,041	90.3%
(1)The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units. Properties under construction are not included in the calculation of weighted average occupancy.
(2)As of December 31, 2022, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of December 31, 2022, we also managed one office building owned by a third party encompassing approximately 0.3 million square feet, and held debt and preferred equity investments with a book value of $623.3 million, excluding debt and preferred equity investments and other financing receivables totaling $8.5 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
Our corporate offices are located in midtown Manhattan at One Vanderbilt Avenue, New York, New York 10017. As of December 31, 2022, we employed 1,137 employees, 303 of whom were employed in our corporate offices. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2022, we owned 94.61% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns 100% of Management LLC.
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
Business and Growth Strategies
SL Green, Manhattan's largest owner of office real estate, is focused primarily on the acquisition, development, redevelopment, repositioning, ownership, management, and operation of Manhattan commercial properties, principally office properties.
Our primary business objective is to maximize the total return to stockholders, through net income attributable to common stockholders, funds from operations, or FFO, and through asset value appreciation. The commercial real estate expertise resulting from owning, operating, investing, developing, redeveloping and lending on real estate in Manhattan for many decades has enabled us to invest in a collection of premier office properties, selected retail and residential assets, and high-quality debt and preferred equity investments.
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
•In certain instances, these investments may serve as a potential source of real estate acquisitions for us. Property owners may also provide us the opportunity to consider off-market transactions involving other properties because we have previously provided debt or preferred equity financing to them.
•Our debt and preferred equity investment strategy is concentrated in Manhattan, which helps us gain market insight, awareness of upcoming investment opportunities and foster key relationships that may provide access to future investment opportunities.
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
Manhattan Office Market Overview
Manhattan is the largest office market in the United States containing more rentable square feet than the next four largest central business district office markets combined. According to Cushman and Wakefield Research Services as of December 31, 2022, Manhattan has a total office inventory of approximately 414.6 million square feet, including approximately 258.4 million square feet in midtown. The properties in our portfolio are primarily concentrated in some of Manhattan's most prominent midtown locations.
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

Leasing activity in Manhattan improved significantly in 2022. According to Cushman and Wakefield Research Services, the total volume of leases signed in Manhattan for the years ended December 31, 2022 and 2021 was 24.3 million and 18.6 million square feet, respectively. Manhattan's diverse tenant base is exemplified by the following tables, which show the percentage of leasing volume attributable to each industry:

	Percent of Manhattan Leasing Volume (1)
Industry	2022	2021
Financial Services	40.1%	29.9%
Technology, Advertising, Media, and Information ("TAMI")	18.2%	33.4%
Professional Services	11.4%	6.0%
Public Sector	7.9%	4.2%
Legal Services	7.6%	6.9%
Retail/Wholesale	5.7%	7.1%
Health Services	4.2%	5.7%
Other	4.9%	6.8%
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

Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased for properties owned by us as of December 31, 2022:

	Leased Occupancy as of December 31,
Property	2022	2021
Same-Store office properties - Manhattan (1)	91.2%	93.0%
Manhattan office properties	90.7%	92.1%
Suburban office properties	79.3%	78.9%
Unconsolidated joint venture office properties	94.3%	94.1%
Portfolio (2)	90.3%	91.6%
(1)All office properties located in Manhattan owned by us as of January 1, 2021 and still owned by us in the same manner as of December 31, 2022. Percent Occupied includes leases signed but not yet commenced.
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

	ANNUAL LEASE EXPIRATIONS - MANHATTAN OPERATING PROPERTIES
	Consolidated Properties						Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)	Current Weighted Average Asking Rent $/psf (3)	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)	Current Weighted Average Asking Rent $/psf (3)

2022 (4)	13	53,301	0.60%	$4,079,391	$76.53	$69.29	5	53,011	0.40%	$3,872,976	$73.06	$68.96

1st Quarter 2023	12	161,834	1.80%	$13,445,071	$83.08	$83.87	7	468,045	3.50%	$38,824,470	$82.95	$70.54
2nd Quarter 2023	18	150,621	1.70%	11,880,107	78.87	75.01	3	26,097	0.20%	2,298,635	88.08	82.75
3rd Quarter 2023	21	210,174	2.30%	10,045,563	47.80	81.88	6	51,515	0.40%	5,701,294	110.67	99.92
4th Quarter 2023	21	411,436	4.60%	25,311,876	61.52	66.25	8	126,298	0.90%	12,818,602	101.49	76.94

Total 2023	72	934,065	10.40%	$60,682,617	$64.97	$74.23	24	671,955	5.00%	$59,643,001	$88.76	$74.47

2024	57	449,778	5.00%	$26,549,129	$59.03	$56.77	30	1,014,470	7.60%	$112,022,038	$110.42	$79.55
2025	62	497,644	5.60%	43,715,047	87.84	70.36	26	425,848	3.20%	41,695,535	97.91	85.76
2026	48	1,068,123	11.90%	87,743,733	82.15	76.49	35	587,690	4.40%	63,670,124	108.34	91.64
2027	56	718,866	8.00%	57,264,515	79.66	70.68	26	283,795	2.10%	38,193,157	134.58	110.46
2028	33	661,497	7.40%	48,905,505	73.93	70.06	30	294,902	2.20%	32,090,762	108.82	104.10
2029	21	400,505	4.50%	27,172,272	67.85	63.50	17	884,966	6.60%	66,377,729	75.01	75.37
2030	21	801,723	9.00%	54,260,411	67.68	66.24	18	455,760	3.40%	45,619,919	100.10	89.52
2031	16	474,630	5.30%	34,630,194	72.96	77.71	23	2,802,003	21.00%	205,840,767	73.46	76.24
Thereafter	62	2,885,420	32.30%	189,149,932	65.55	66.89	76	5,869,628	44.10%	535,962,560	91.31	97.11
	461	8,945,552	100.00%	$634,152,746	$70.89	$69.40	310	13,344,028	100.00%	$1,204,988,568	$90.30	$88.27
NOTE: Data excludes space currently occupied by SL Green's corporate offices
(1)Tenants may have multiple leases.
(2)Represents in place annualized rent allocated by year of expiration.
(3)Management's estimate of current average asking rents for currently occupied space as of December 31, 2022. Taking rents are typically lower than asking rents and may vary from property to property.
(4)Includes month to month holdover tenants that expired prior to December 31, 2022.

Industry Segments
The Company is a REIT that is engaged in the acquisition, development, redevelopment, repositioning, ownership, management and operation of commercial properties, principally office properties, located in the New York metropolitan area, principally Manhattan, and has two reportable segments: real estate and debt and preferred equity investments. Our industry segments are discussed in Note 21, "Segment Information," in the accompanying consolidated financial statements.

As of December 31, 2022, our real estate portfolio was principally located in one geographical market, Manhattan, a borough of New York City. The Company's primary sources of real estate revenue are tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of cleaning, security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2022, one tenant in our office portfolio, Paramount Global (formerly ViacomCBS Inc.), contributed 5.4% of our share of annualized cash rent. No other tenant contributed more than 5.0% of our share of annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2022.
As of December 31, 2022, we held debt and preferred equity investments with a book value of $623.3 million, excluding debt and preferred equity investments and other financing receivables totaling $8.5 million that are included in balance sheet line items other than the Debt and preferred equity investments line item. As of December 31, 2022, the assets underlying our debt and preferred equity investments were located in New York City. The primary sources of debt and preferred equity revenue are interest and fee income.
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
We are focused on fostering an inclusive workforce that attracts and retains highly talented and diverse individuals. We are dedicated to creating a diverse workplace where employees feel valued and accepted regardless of race, color, religion, national origin, gender, sexual orientation, age, disability, or veteran status. We have a dual-track performance management program, which includes both ongoing goal setting and annual performance reviews for all employees. Communication, teamwork, and collaboration are the fundamental attributes that are the foundation of our company culture. We promote the professional development of our employees by offering opportunities to participate in trainings and continuing education programs. We also offer a leading benefits package that includes extensive medical coverage, mental health and wellness services, paternal benefits, and financial resources.
Our compensation program is designed to incentivize employees by offering competitive compensation comprised of fixed and variable pay including base salaries and cash bonuses. Many of our employees also receive equity awards that are subject to vesting over a multi-year period based on continued service. We believe these equity awards serve as an additional retention tool for our employees. By cultivating a work culture that prioritizes our people through training, diversity, education, and volunteerism, we have been able to retain a long-tenured staff with 44% of current employees having a tenure of five years or more and a management team that has an average tenure of 20.3 years.
As of December 31, 2022, we employed 1,137 employees, 303 of whom were employed in our corporate offices. There are currently five collective bargaining agreements which cover the union workforce that services substantially all of our properties.
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
With our roots in New York City, we are at the center of one of the world's most ambitious climate legislative environments. Through the Climate Leadership and Community Protection Act signed into law in 2019, New York State mandated the adoption of a net-zero carbon economy statewide by 2050, with a zero-carbon electricity grid by 2040. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. We do not anticipate any material financial impact on our portfolio in the first compliance period of 2024 to 2029.

The Company has demonstrated a commitment to transparency on climate issues via annual public reporting informed by widely-adopted frameworks, including Global Reporting Initiative ("GRI"), Global Real Estate Benchmark ("GRESB"), Sustainability Accounting Standards Board ("SASB"), and the CDP (formerly the Carbon Disclosure Project). In 2021, the Company released its first Task Force on Climate-related Financial Disclosures ("TCFD") report structured in accordance with the 11 TCFD recommendations covering its climate governance, strategy, management, and metrics. This report, along with the Company's current ESG Report, is available under "Reports & Resources" in the "Sustainability" section on our website. The Company is also committed to setting near-term Scope 1 and Scope 2 science-based emissions reduction targets with the SBTi, which are currently in the validation process. Our goal is to reduce emissions for our operationally controlled portfolio to align it with the 1.5 degree Celsius climate scenario.
Highlights from 2022
Our significant achievements from 2022 included:
Leasing
•Signed 141 Manhattan office leases covering approximately 2.1 million square feet.
•Signed a new lease with Franklin Templeton for 347,474 square feet at One Madison Avenue.
•Signed a renewal and expansion lease with Kinney Systems, Inc. for 64,926 square feet at 555 West 57th Street.
•Signed a new lease with International Business Machines Corporation ("IBM") for 328,000 square feet at One Madison Avenue.
•Signed a new lease with a global information services company for 236,026 square feet at 100 Park Avenue.
•Signed a lease renewal with UN Women for 85,522 square feet at 220 East 42nd Street.
Acquisitions
•Closed on the acquisition of 245 Park Avenue at a gross asset valuation of $2.0 billion. The Company previously had a preferred equity investment in the property with a book value of $195.6 million.
•Converted the previous mezzanine debt investment in 5 Times Square to a 31.55% common equity interest. The Company's mezzanine debt investment in the property had a book value of $139.1 million.
•Closed on the acquisition of 450 Park Avenue for $445.0 million in a newly formed joint venture. The Company retained a 25.1% in the property.
Dispositions
•Together with our joint venture partner, entered into an agreement to sell the retail condominiums at 121 Greene Street for a gross sales price of $14.0 million. The transaction is expected to close in the first quarter of 2023.
•Closed on the sale of 414,317 square feet of office leasehold condominium units at 885 Third Avenue for total consideration of $300.4 million. The Company retained the remaining 218,796 square feet of the building.
•Closed on the sale of the vacant office condominium at 609 Fifth Avenue for a gross sales price of $100.5 million.
•Conveyed 1591-1597 Broadway for a gross sales price of $121.0 million.
•Together with our joint venture partner, closed on the sale of 1080 Amsterdam Avenue for a gross sales price of $42.5 million. Simultaneously, the Company sold its remaining interests in the Stonehenge portfolio for gross consideration of $1.0 million.
•Closed on the sale of 707 Eleventh Avenue for a gross sales price of $95.0 million.
Finance
•Closed on a new $400.0 million corporate unsecured term loan facility. The facility matures in April 2024, as fully extended. In January 2023, the facility was increased by $25.0 million to $425.0 million.
•Refinanced the mortgage loan on 100 Church Street. The new $370.0 million mortgage loan, which replaced the previous $197.8 million mortgage, has a term of up to 5 years and bears interest at a floating rate of 2.00% over Term SOFR.
•Executed $2.9 billion of LIBOR or SOFR swaps and caps to mitigate the effect of rising interest rates. As a result of executed derivatives, the Company's share of net floating rate debt exposure was reduced to $1.1 billion, equating to 9.1% of total combined debt, as of December 31, 2022.

Debt and Preferred Equity Investments
•Funded $100.5 million in debt and preferred equity investments, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and recorded $565.9 million of proceeds from sales, repayments and participations.
Corporate
•Repurchased 2.0 million shares of our common stock and redeemed 0.8 million units of our Operating Partnership under our $3.5 billion share repurchase program at an average price of $70.24 per share. From program inception through December 31, 2022, we have repurchased a total of 36.1 million shares of our common stock and redeemed 2.6 million units of our Operating Partnership under the program at an average price of $87.51 per share.

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
The COVID-19 pandemic caused severe disruptions with wide ranging impacts to virtually every segment of society and the global economy. Office companies in particular have been affected by the increased acceptance of flexible or hybrid work schedules, allowing employees to work remotely and collaborate through video or teleconferencing instead of in-office attendance. The continuation or further increase to remote work policies and flexible work arrangements may cause office tenants to reassess their long-term physical needs, which would have an adverse effect on our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2022, approximately 40.8% of the rentable square feet at our consolidated properties and approximately 23.5% of the rentable square feet at our unconsolidated joint venture properties are scheduled to expire by December 31, 2027. As of December 31, 2022, these leases had annualized escalated rent totaling $305.2 million and $438.1 million, respectively. In addition, changes in space utilization by tenants may cause us to incur substantial costs in renovating or redesigning the internal configuration of the relevant property in order to renew or relet space. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service our debt obligations and pay dividends and distributions to security holders could be adversely affected.
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
Our interests in certain properties are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. As of December 31, 2022, the expiration dates of these long-term leases range from 2043 to 2119, including the effect of our unilateral extension rights at each of these properties. Pursuant to the leasehold arrangements, we, as tenant under the long-term leasehold or the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Annualized cash rents, including our share of joint venture annualized cash rents, from properties held through long-term leases or operating sublease interests as of December 31, 2022 totaled $258.2 million, or 18.3%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.

We rely on five large properties for a significant portion of our revenue.
Five of our properties, One Vanderbilt Avenue, 245 Park Avenue, 11 Madison Avenue, 420 Lexington Avenue, and 1515 Broadway accounted for 40.0% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent, as of December 31, 2022.
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
Giving effect to leases in effect as of December 31, 2022 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 14.1% of our share of Portfolio annualized cash rent, with one tenant, Paramount Global (formerly ViacomCBS Inc.), accounting for 5.4% of our share of Portfolio annualized cash rent. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, or economic volatility has a disproportionate impact on our tenants, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
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
While only 3.5% of our Portfolio annualized cash rent is generated by retail properties, principally in Manhattan, we are subject to risks that affect the retail environment generally, including the level of consumer spending and preferences, consumer confidence, electronic retail competition, levels of tourism in Manhattan, and governmental measures aimed at slowing the spread of COVID-19. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
We are subject to the risk of adverse changes in economic and geopolitical conditions in general and the commercial office markets in particular.
Our business has been affected by the ongoing volatility in the U.S. financial and credit markets and other market, economic, or political challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy and uncertainty in connection with any such changes. Periods of economic weakness or volatility result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally and changes in interest rates, have led lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers, which adversely affects our liquidity and financial condition, and the liquidity and financial condition of our tenants. Specifically, our business, like other real estate businesses, is affected by the following conditions:
•significant job losses or declining rates of job creation, which decrease demand for office space, causing market rental rates and property values to be negatively impacted;
•the ability to borrow on terms and conditions that we find acceptable, which reduces our ability to pursue acquisition and development opportunities and refinance existing debt, reducing our returns from both our existing operations and our acquisition and development activities and increasing our future interest expense; and
•reduced values of our properties, which limits our ability to dispose of assets at acceptable prices and to obtain debt financing secured by our properties.

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
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")) within two property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. There is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned, in whole or in part, by the Company or its affiliates.
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
Cash flow could be insufficient to meet the payments of principal and interest required under our current mortgages, our 2021 credit facility, 2022 term loan, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $5.6 billion as of December 31, 2022, consisting of $1.7 billion in unsecured bank term loans, $0.1 billion under our senior unsecured notes, $0.1 billion of junior subordinated deferrable interest debentures, $3.2 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments, $450.0 million drawn under our revolving credit facility, and $2.0 million of outstanding letters of credit. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2021 credit facility. As of December 31, 2022, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $12.5 billion, of which our proportionate share was $6.2 billion. As of December 31, 2022, we had no recourse indebtedness outstanding at our unconsolidated joint venture properties.
If we are unable to make payments under our 2021 credit facility and 2022 term loan, all amounts due and owing at such time shall accrue interest at a per annum rate equal to 2% higher than the rate applicable immediately prior to the default. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2021 credit facility, 2022 term loan or our senior unsecured notes could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $260.1 million of consolidated mortgage debt and $1.1 billion of unconsolidated joint venture debt is scheduled to mature in 2023 after giving effect to our as-of-right extension options and repayments and refinancing of consolidated and joint venture debt between December 31, 2022 and February 15, 2023 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance, or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, among other things. In addition, our 2021 credit facility, 2022 term loan and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2021 credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations (including reducing our flexibility and our ability to incur additional debt), our ability to pay debt obligations and our ability to pay dividends and distributions to security holders.

Rising interest rates could adversely affect our cash flow.
Advances under our 2021 credit facility, 2022 term loan and certain property-level mortgage debt bear interest at a variable rate. After giving effect to derivatives, our consolidated variable rate borrowings totaled $0.5 billion as of December 31, 2022. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2021 credit facility. Borrowings under our revolving credit facility and three term loans bore interest at the adjusted term SOFR plus 10 basis points, and the applicable spreads of 105 basis points, 120 basis points, 125 basis points, and 140 basis points, respectively, as of December 31, 2022. As of December 31, 2022, borrowings under our term loans and junior subordinated deferrable interest debentures totaled $1.7 billion and $100.0 million, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. If we were to incur variable rate indebtedness in the future, we may seek to enter into derivative instruments to mitigate the effect of such variable rate debt. However, such derivative instruments may not be available on favorable terms or at all. As of December 31, 2022, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would increase our net annual interest costs by $3.5 million and would increase our share of joint venture annual interest costs by $6.5 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $623.3 million as of December 31, 2022. Some of these instruments may have some recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
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
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might file for bankruptcy protection or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2022, we had an aggregate cost basis in joint ventures totaling $3.2 billion.
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
Between January 1, 2022 and December 31, 2022, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $32.94 to $83.95 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Equity issuances or buybacks by us or the perception that such issuances or buybacks may occur may also affect the market price of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2022, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2022, we owned or held interests in 13 consolidated commercial office buildings encompassing approximately 10.0 million rentable square feet and 12 unconsolidated commercial office buildings encompassing approximately 14.0 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2022, our portfolio also included ownership interests in one consolidated property, encompassing seven commercial office buildings totaling approximately 0.9 million rentable square feet, in Stamford Connecticut, which we refer to as our Suburban property. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2022, we also owned or held interests in 11 prime retail properties encompassing approximately 0.3 million square feet, 8 buildings in differing stages of development or redevelopment encompassing approximately 4.4 million square feet, and 1 residential building encompassing 209 units (approximately 0.1 million square feet). In addition, we manage one office building owned by third parties encompassing approximately 0.3 million square feet and held debt and preferred equity investments with a book value of $623.3 million, excluding $8.5 million of investments recorded in balance sheet line items other than the Debt and preferred equity investments line item.

The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties in the portfolio as of December 31, 2022 (dollars in thousands):

Manhattan Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	90.3%	$45,818	3.6%	18	$45.38
110 Greene Street	1908/1920	Soho	223,600	86.1	16,452	1.3	53	90.60
125 Park Avenue	1923/2006	Grand Central	604,245	95.7	45,962	3.6	25	74.43
304 Park Avenue South	1930	Midtown South	215,000	100.0	18,231	1.4	7	84.20
420 Lexington Ave (Graybar)	1927/1999	Grand Central North	1,188,000	85.0	80,559	6.3	169	64.67
461 Fifth Avenue	1988	Midtown	200,000	77.1	14,311	1.1	13	89.09
485 Lexington Avenue	1956/2006	Grand Central North	921,000	76.6	47,744	3.7	27	68.20
555 West 57th Street	1971	Midtown West	941,000	96.8	53,847	4.2	9	52.41
711 Third Avenue (5)	1955	Grand Central North	524,000	94.7	35,735	2.8	22	64.88
810 Seventh Avenue	1970	Times Square	692,000	86.5	42,664	3.3	42	74.16
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	69.3	65,087	5.1	12	84.36
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	88.1	40,301	3.2	44	82.07
Subtotal / Weighted Average			8,180,345	86.0%	$506,711	39.6%	441
"Non Same Store"
245 Park Avenue	1966	Park Avenue	1,782,793	83.9%	$127,442	10.0%	17	$91.18
Subtotal / Weighted Average			1,782,793	83.9%	$127,442	10.0%	17

Total / Weighted Average Manhattan Consolidated Office Properties			9,963,138	85.7%	$634,153	49.6%	458	$70.89

UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
2 Herald Square—51.00%	1909	Herald Square	369,000	84.6%	$30,952	1.2%	5	$97.28
10 East 53rd Street—55.00%	1972/2014	Plaza District	354,300	96.0	31,717	1.4	39	86.24
11 Madison Avenue—60.00%	1929	Park Avenue South	2,314,000	96.4	166,939	7.8	9	75.84
100 Park Avenue—50.00%	1950/1980	Grand Central South	834,000	84.2	60,820	2.4	36	81.88
280 Park Avenue—50.00%	1961	Park Avenue	1,219,158	95.9	130,909	5.1	38	106.88
800 Third Avenue—60.50%	1972/2006	Grand Central North	526,000	84.2	35,896	1.7	37	76.03
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	99.9	114,175	4.6	8	73.13
1515 Broadway—56.90%	1972	Times Square	1,750,000	99.7	131,316	5.8	7	73.68
Worldwide Plaza—25.00%	1989/2013	Westside	2,048,725	91.7	143,914	2.8	21	82.42
Subtotal / Weighted Average			10,869,183	94.5%	$846,638	32.8%	200
"Non Same Store"
One Vanderbilt Avenue—71.01%	2020	Grand Central	1,657,198	96.8%	$254,573	14.1%	38	$161.83
220 East 42nd Street—51.00%	1929	Grand Central	1,135,000	92.6%	70,233	2.8	36	63.71
450 Park Avenue—25.10%	1972	Park Avenue	337,000	79.8	33,545	0.7	22	133.18
Subtotal / Weighted Average			3,129,198	93.4%	$358,351	17.6%	96
Total / Weighted Average Unconsolidated Office Properties			13,998,381	94.3%	$1,204,989	50.4%	296	$90.30
Manhattan Office Grand Total / Weighted Average			23,961,519	90.7%	$1,839,142	100.0%	754
Manhattan Office Grand Total—SLG share of Annualized Rent					$1,278,993	100.0%
Manhattan Office Same Store Occupancy %—Combined			19,049,528	90.9%

Suburban Properties	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
CONSOLIDATED OFFICE PROPERTIES
"Same Store" Connecticut
Landmark Square	1973-1984	Stamford	862,800	79.3%	$19,560	100.0%	107	$34.44
Connecticut Subtotal/Weighted Average			862,800	79.3%	$19,560	100.0%	107
Total / Weighted Average Consolidated Office Properties			862,800	79.3%	$19,560	100.0%	107
Suburban Grand Total / Weighted Average			862,800	79.3%	$19,560		107
Suburban Office Grand Total—SLG share of Annualized Rent					$19,560	100.0%
Suburban Office Same Store Occupancy %—Combined			862,800	79.3%

	Year Built/ Renovated	City/ Town	Approximate Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent (3)	Number of Tenants	Annualized Cash Rent per Leased Square Foot (4)
PRIME RETAIL
"Same Store" Prime Retail
11 West 34th Street—30.00%	1920/2010	Herald Square/Penn Station	17,150	100.0%	$3,362	2.1%	1	$301.56
21 East 66th Street—32.28%	1921	Plaza District	13,069	100.0	2,149	1.4	1	353.81
115 Spring Street— 51.00%	1900	Soho	5,218	100.0	3,887	4.1	1	744.84
121 Greene Street—50.00%	1887	Soho	7,131	100.0	1,430	1.5	2	200.53
650 Fifth Avenue— 50.00%	1977-1978	Plaza District	69,214	100.0	38,256	39.2	1	552.72
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	90.4	50,649	11.3	5	451.21
719 Seventh Avenue—75.00%	1927	Times Square	10,040	—	—	—	—	—
1552-1560 Broadway—50.00%	1926/2014	Times Square	57,718	88.3	29,885	30.6	3	662.44
Added to Same Store in 2022
85 Fifth Avenue—36.30%	1901/1979	Midtown South	12,946	100.0	2,100	1.6	1	160.40
Subtotal/Weighted Average			312,036	90.9%	$131,718	91.8%	15
"Non Same Store" Prime Retail
690 Madison Avenue—100.00%	1879/1996/2009	Plaza District	7,848	100.0%	$4,000	8.2%	1	$509.68
Subtotal/Weighted Average			7,848	100.0%	$4,000	8.2%	1
Total / Weighted Average Prime Retail Properties			319,884	91.2%	$135,718	100.0%	16
DEVELOPMENT/REDEVELOPMENT
5 Times Square	2002	Times Square	1,127,931	22.5%	$24,824	15.3%	2	$96.87
19 East 65th Street	1928-1940	Plaza District	14,639	5.5	32	0.1	1	40.22
185 Broadway	2021	Lower Manhattan	50,206	25.9	3,220	6.3	3	263.19
625 Madison Avenue	1956/2002	Plaza District	563,000	18.1	13,180	25.7	17	129.52
750 Third Avenue	1958/2006	Grand Central North	780,000	24.0	13,251	25.8	22	62.42
885 Third Avenue	1986/2006	Midtown / Plaza District	218,796	76.5	13,752	26.8	13	82.67
15 Beekman—20.00% (6)	N/A	Lower Manhattan	221,884	N/A	N/A	N/A	N/A	—
One Madison Avenue—25.50% (7)	N/A	Midtown South	1,396,426	N/A	N/A	N/A	N/A	—
760 Madison	1996/2012	Plaza District	58,574	N/A	N/A	N/A	N/A	—
Total / Weighted Average Development/Redevelopment Properties			4,431,456	26.3%	$68,259	100.0%	58

	City/ Town	Useable Sq. Feet	Total Units	Percent Occupied (1)	Annualized Cash Rent (2)	Average Monthly Rent Per Unit
RESIDENTIAL
"Non Same Store" Residential
7 Dey Street	Lower Manhattan	140,382	209	89.5%	$11,019	$4,910
Subtotal/Weighted Average		140,382	209	89.5%	$11,019	$4,910
Total / Weighted Average Residential Properties		140,382	209	89.5%	$11,019	$4,910
(1)Excludes leases signed but not yet commenced as of December 31, 2022.
(2)Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2022 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.
(3)Includes our share of unconsolidated joint venture annualized cash rent.
(4)Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.
(5)The Company owns 100% of the leasehold interest and 50% of the fee interest.
(6)The 0.2 million square foot development, which includes academic space and dormitory space and is 100% pre-leased to Pace University, has a total budget of $219.5 million. Delivery of the academic space was delivered in the fourth quarter of 2022 and delivery of the dormitory space is expected in the third quarter of 2023. As of December 31, 2022, $68.3 million of the budget remains to be spent, comprised of $30.0 million of partners' equity and $38.3 million of financing available under the project's construction facility.
(7)The 1.4 million square foot redevelopment, which is anticipated to be completed in the fourth quarter of 2023, has a total budget of $2.3 billion. As of December 31, 2022, $1.4 billion of the budget remains to be spent, comprised of $0.6 billion of partners' equity and $0.8 billion of financing available under the project's construction facility.
Historical Occupancy
Historically, we have consistently achieved materially higher occupancy rates in our Manhattan portfolio as compared to the overall midtown Manhattan market, as shown over the last five years in the following table:

	Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Midtown Manhattan Markets(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Manhattan Markets(2)(3)
December 31, 2022	90.7%	78.4%	76.6%
December 31, 2021	92.1%	80.6%	77.1%
December 31, 2020	92.4%	85.0%	81.1%
December 31, 2019	94.5%	88.8%	87.4%
December 31, 2018	94.5%	91.1%	89.4%
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
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2027, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 0.8 million square feet and approximately 0.6 million square feet, respectively, representing an average annual expiration rate of approximately 8.3% and approximately 4.6%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2022 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases (1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases (2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases (3)
2023(4)	85	987,366	11.0%	$64,762,008	10.2%	$65.59
2024	57	449,778	5.0	26,549,129	4.2	59.03
2025	62	497,644	5.6	43,715,047	6.9	87.84
2026	48	1,068,123	11.9	87,743,733	13.8	82.15
2027	56	718,866	8.0	57,264,515	9.0	79.66
2028	33	661,497	7.4	48,905,505	7.7	73.93
2029	21	400,505	4.5	27,172,272	4.3	67.85
2030	21	801,723	9.0	54,260,411	8.6	67.68
2031	16	474,630	5.3	34,630,194	5.5	72.96
2032 & thereafter	62	2,885,420	32.3	189,149,932	29.8	65.55
Total/weighted average	461	8,945,552	100.0%	$634,152,746	100.0%	$70.89
(1)Tenants may have multiple leases.
(2)Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2022 under existing leases as of December 31, 2022 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.
(3)Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.
(4)Includes approximately 53,301 square feet and annualized cash rent of $4.1 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2022.

Manhattan Unconsolidated Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2023(4)	29	724,966	5.4%	$63,515,977	5.3%	$87.61
2024	30	1,014,470	7.6	112,022,038	9.3	110.42
2025	26	425,848	3.2	41,695,535	3.5	97.91
2026	35	587,690	4.4	63,670,124	5.3	108.34
2027	26	283,795	2.1	38,193,157	3.2	134.58
2028	30	294,902	2.2	32,090,762	2.6	108.82
2029	17	884,966	6.6	66,377,729	5.5	75.01
2030	18	455,760	3.4	45,619,919	3.8	100.10
2031	23	2,802,003	21.0	205,840,767	17.1	73.46
2032 & thereafter	76	5,869,628	44.1	535,962,560	44.4	91.31
Total/weighted average	310	13,344,028	100.0%	$1,204,988,568	100.0%	$90.30
(1)Tenants may have multiple leases.
(2)Annualized Cash Rent of Expiring Leases represents the monthly contractual rent for December 2022 under existing leases as of December 31, 2022 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.
(3)Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.
(4)Includes approximately 53,011 square feet and annualized cash rent of $3.9 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2022.

Tenant Diversification
As of December 31, 2022, our properties were leased to 935 tenants, which are engaged in a variety of businesses, including, but not limited to, professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 20 largest tenants in our properties, which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2022:

Tenant Name	Property	Lease Expiration	Total Rentable Square Feet	Annualized Cash Rent	SLG Share of Annualized Cash Rent ($)	% of SLG Share of Annualized Cash Rent (1)	Annualized Rent PSF
Paramount Global (formerly ViacomCBS Inc.)	1515 Broadway	June 2031	1,603,126	$101,312	$57,748	4.1%	$63.20
	555 West 57th Street	December 2023	317,851	16,881	16,880	1.2%	53.11
	1515 Broadway	March 2028	9,106	2,062	1,176	0.1%	226.48
	Worldwide Plaza	January 2027	32,598	2,525	630	—%	77.46
			1,962,681	$122,780	$76,434	5.4%	$62.56

Credit Suisse Securities (USA), Inc.	11 Madison Avenue	May 2037	1,184,762	$75,380	$45,228	3.2%	$63.62
Sony Corporation	11 Madison Avenue	January 2031	578,791	$50,205	$30,123	2.1%	$86.74
Debevoise & Plimpton, LLP	919 Third Avenue	February 2023	527,433	$46,826	$23,881	1.7%	$88.78

TD Bank US Holding Company	One Vanderbilt Avenue	July 2041	193,159	$24,837	$17,637	1.3%	$128.59
	One Vanderbilt Avenue	August 2041	6,843	3,217	2,284	0.2%	470.04
	125 Park Avenue	October 2023	6,234	2,027	2,027	0.1%	325.12
	125 Park Avenue	October 2030	26,536	1,824	1,824	0.1%	68.72
			232,772	$31,905	$23,772	1.7%	$137.06

Carlyle Investment Management LLC	One Vanderbilt Avenue	September 2036	194,702	$32,471	$23,058	1.6%	$166.77
The City of New York	100 Church Street	March 2034	510,007	$20,622	$20,622	1.5%	$40.43
King & Spalding	1185 Avenue of the Americas	October 2025	218,275	$20,573	$20,573	1.5%	$94.25

Metro-North Commuter Railroad Company	420 Lexington Avenue	November 2034	344,873	$20,058	$20,058	1.5%	$58.16
	420 Lexington Avenue	January 2027	7,537	444	444	—%	58.89
			352,410	$20,502	$20,502	1.5%	$58.18

WME IMG, LLC	304 Park Avenue	April 2028	174,069	$13,477	$13,477	1.0%	$77.42
	11 Madison Avenue	September 2030	104,618	10,358	6,215	0.4%	99.01
			278,687	$23,835	$19,692	1.4%	$85.52

Nike Retail Services, Inc.	650 Fifth Avenue	January 2033	69,214	$38,256	$19,128	1.4%	$552.72
Bloomberg L.P.	919 Third Avenue	February 2029	557,208	$35,903	$18,311	1.3%	$64.43
Ares Management LLC	245 Park Avenue	May 2026	175,042	$17,777	$17,777	1.3%	$101.56
Cravath, Swaine & Moore LLP	Worldwide Plaza	August 2024	617,135	$70,102	$17,490	1.2%	$113.59
Cooperatieve Rabobank UA	245 Park Avenue	September 2026	109,657	$16,844	$16,844	1.2%	$153.61

McDermott Will & Emery LLP	One Vanderbilt Avenue	March 2042	146,642	$23,309	$16,551	1.2%	$158.95
	420 Lexington Avenue	October 2041	10,043	615	615	—%	61.25
			156,685	$23,924	$17,166	1.2%	$152.69

Toronto Dominion Bank	One Vanderbilt Avenue	December 2042	142,892	$18,757	$13,320	0.9%	$131.27
	125 Park Avenue	October 2041	52,450	3,476	3,476	0.3%	66.27
			195,342	$22,233	$16,796	1.2%	$111.04

Stone Ridge Holdings Group LP	One Vanderbilt Avenue	December 2037	97,652	$21,428	$15,216	1.1%	$219.43

Hess Corp	1185 Avenue of the Americas	December 2027	167,169	$15,101	$15,101	1.1%	$90.34
BMW of Manhattan, Inc.	555 West 57th Street	July 2032	226,556	$12,737	$12,737	0.9%	$56.22

Total			8,412,180	$719,404	$470,451	33.5%	$85.52
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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2022, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 15, 2023, the reported closing sale price per share of common stock on the NYSE was $40.14 and there were 475 holders of record of our common stock.
SL GREEN OPERATING PARTNERSHIP, L.P.
As of December 31, 2022, there were 3,670,343 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit of the same amount and in the same manner as dividends per share were distributed to common stockholders.
There is no established public trading market for the common units of the Operating Partnership. On February 15, 2023, there were 54 holders of record and 68,563,622 common units outstanding, 64,365,509 of which were held by SL Green.
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
As of December 31, 2022, share repurchases, excluding the redemption of OP Units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Year ended 2022	1,971,092	$76.69	36,107,719

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES
During the years ended December 31, 2022 and 2021, we did not issue any shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. During the year ended December 31, 2020, we issued 95,094 shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were exchanged for an equal number of shares of our common stock.
The following table summarizes information, as of December 31, 2022, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	4,031,855	(2)	$97.59	(3)	6,570,148	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	4,031,855		$97.59		6,570,148
(1)Includes our Fifth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.
(2)Includes (i) 313,480 shares of common stock issuable upon the exercise of outstanding options (313,480 of which are vested and exercisable), (ii) 192,638 phantom stock units that may be settled in shares of common stock (192,638 of which are vested), (iii) 2,705,720 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (1,419,640 of which are vested).
(3)Because there is no exercise price associated with restricted stock units, phantom stock units or LTIP units, these awards are not included in the weighted-average exercise price calculation.
(4)Balance is after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units. The number of securities remaining available consists of shares remaining available for issuance under our 2008 Employee Stock Purchase Plan and Fifth Amended and Restated 2005 Stock Option and Incentive Plan.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, engaged in the acquisition, development, redevelopment, repositioning, ownership, management and operation of commercial real estate properties, principally office properties, located in the New York metropolitan area, principally Manhattan. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022, and is incorporated by reference into this Annual Report on Form 10-K.
Leasing and Operating
As of December 31, 2022, our same-store Manhattan office property occupancy inclusive of leases signed but not commenced, was 91.2% compared to 93.0% as of December 31, 2021. We signed office leases in Manhattan encompassing approximately 2.1 million square feet, of which approximately 0.8 million square feet represented office leases that replaced previously occupied space.
According to Cushman & Wakefield, leasing activity in Manhattan improved significantly in 2022 totaling approximately 24.3 million square feet. Of the total 2022 leasing activity in Manhattan, the Midtown submarket accounted for approximately 16.5 million square feet, or approximately 67.9%. Manhattan's overall office vacancy went from 20.4% as of December 31, 2021 to 22.2% as of December 31, 2022. Overall average asking rents in Manhattan increased in 2022 by 2.8% from $69.67 per square foot as of December 31, 2021 to $71.62 per square foot as of December 31, 2022, while Manhattan Class A asking rents increased to $78.72 per square foot, up 3.2% from $76.29 as of December 31, 2021.
Acquisition and Disposition Activity
Overall Manhattan sales volume increased by 10.2% in 2022 to $23.0 billion as compared to $20.9 billion in 2021. In 2022, we continued to dispose of properties that were considered non-core or had a more limited growth trajectory, raising efficiently priced capital that was used primarily for debt reduction. During the year, we closed on the sales of all or a portion of our interests in 707 Eleventh Avenue, 1080 Amsterdam Avenue, the Stonehenge Portfolio, 1591-1597 Broadway, 609 Fifth Avenue and 885 Third Avenue - Office Condominium Units for total gross valuations of $660.6 million, generating net proceeds to the Company of $582.5 million.
Debt and Preferred Equity
In 2021 and 2022, in our debt and preferred equity portfolio we continued to focus on underwriting financings for owners, acquirers or developers of properties in New York City. At the same time, we selectively sold certain investments, some investments were repaid, and we converted some investments into equity ownership, the proceeds of which were utilized to repurchase shares of common stock or for debt repayment. Our investment strategy provides us with the opportunity to fill a need for additional debt financing, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the New York City real estate market. During 2022, our debt and preferred equity activities included funding of $100.5 million, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and $565.9 million of sales, redemptions and participations.
For descriptions of significant activities in 2022, refer to "Part I, Item 1. Business - Highlights from 2022."

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
We incur a variety of costs in the development and leasing of our properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy and capitalize only those costs associated with the portions under construction.

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
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired as of December 31, 2022.
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

Results of Operations
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
The following comparison for the year ended December 31, 2022, or 2022, to the year ended December 31, 2021, or 2021, makes reference to the effect of the following:

i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2021 and still owned by us in the same manner as of December 31, 2022 (Same-Store Properties totaled 20 of our 28 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2022 and 2021 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties" which represents all properties or interests in properties sold in 2022 and 2021, and
iv.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2022	2021	$ Change	% Change	2022	2021	2022	2021	2022	2021	$ Change	% Change
Rental revenue	$556.7	$530.0	$26.7	5.0%	$0.9	$38.9	$113.9	$109.3	$671.5	$678.2	$(6.7)	(1.0)%
Investment income	—	—	—	—%	—	—	81.1	80.3	81.1	80.3	0.8	1.0%
Other income	3.9	3.9	—	—%	10.4	27.5	59.8	54.1	74.1	85.5	(11.4)	(13.3)%
Total revenues	560.6	533.9	26.7	5.0%	11.3	66.4	254.8	243.7	826.7	844.0	(17.3)	(2.0)%

Property operating expenses	266.7	260.1	6.6	2.5%	2.0	17.5	70.5	68.9	339.2	346.5	(7.3)	(2.1)%
Transaction related costs	—	0.2	(0.2)	(100.0)%	—	—	0.4	3.6	0.4	3.8	(3.4)	(89.5)%
Marketing, general and administrative	—	—	—	—%	—	—	93.8	94.9	93.8	94.9	(1.1)	(1.2)%
	266.7	260.3	6.4	2.5%	2.0	17.5	164.7	167.4	433.4	445.2	(11.8)	(2.7)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									$(97.3)	$(82.3)	$(15.0)	18.2%
Depreciation and amortization									(215.3)	(216.9)	1.6	(0.7)%
Equity in net loss from unconsolidated joint ventures									(58.0)	(55.4)	(2.6)	4.7%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(0.1)	(32.8)	32.7	(99.7)%
Purchase price and other fair value adjustments									(8.1)	210.1	(218.2)	(103.9)%
(Loss) gain on sale of real estate, net									(84.5)	287.4	(371.9)	(129.4)%
Depreciable real estate reserves and impairments									(6.3)	(23.8)	17.5	(73.5)%
Loss on early extinguishment of debt									—	(1.6)	1.6	(100.0)%
Loan loss and other investment reserves, net of recoveries									—	(2.9)	2.9	(100.0)%
Net (loss) income									$(76.3)	$480.6	$(556.9)	(115.9)%
Rental Revenue
    Rental revenues decreased primarily due to the deconsolidation of 220 East 42nd Street as a result of the sale of a joint venture interest during the third quarter of 2021 ($39.0 million), our Disposed Properties ($37.9 million) and properties moved into redevelopment ($23.4 million). This was offset by the acquisition of 245 Park Avenue ($54.3 million), a higher contribution from our Same-Store Properties ($26.7 million) and a higher contribution from our other Acquired Properties ($11.3 million).

The following table presents a summary of the commenced leasing activity for the year ended December 31, 2022 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	1,638,009
Acquired vacancies	219,632
Property out of redevelopment	107,612
Space which became available during the year(3)
• Office	1,095,429
• Retail	185,458
• Storage	23,863
	1,304,750
Total space available	3,270,003
Leased space commenced during the year:
• Office(4)	841,915	912,917	$77.53	$74.72	$88.64	8.8	9.5
• Retail	156,178	164,763	$73.69	$86.66	$43.61	3.9	8.4
• Storage	7,577	7,832	$25.92	$27.47	$2.36	3.8	5.5
Total leased space commenced	1,005,670	1,085,512	$76.58	$76.61	$81.18	8.0	9.3

Total available space at end of year	2,264,333

Early renewals
• Office	181,368	202,336	$72.34	$73.85	$45.63	5.7	7.1
• Retail	23,789	24,642	$236.36	$238.28	$—	—	4.3
• Storage	4,176	4,183	$31.89	$30.30	$—	4.3	6.7
Total early renewals	209,333	231,161	$89.10	$90.59	$39.94	5.1	6.8

Total commenced leases, including replaced previous vacancy
• Office		1,115,253	$76.59	$74.51	$80.83	8.3	9.0
• Retail		189,405	$94.85	$108.77	$37.94	3.4	7.9
• Storage		12,015	$28.00	$28.69	$1.54	4.0	5.9
Total commenced leases		1,316,673	$78.77	$79.83	$73.94	7.5	8.8
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $70.79 per rentable square feet for 623,803 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $71.17 per rentable square feet for 826,139 rentable square feet.
Investment Income
Investment income increased primarily as a result of an increase in the weighted average yield of our debt and preferred equity investments due to recognition of previously unrecorded default interest on our preferred equity investment at 245 Park Avenue in the third quarter of 2022. For the years ended December 31, 2022 and 2021, the weighted average balance of our debt and preferred equity investment portfolio and the weighted average yield were $1.0 billion and 8.3%, respectively, compared to $1.1 billion and 7.1%, respectively. As of December 31, 2022, the debt and preferred equity investment portfolio had a weighted average term to maturity of 1.4 years excluding extension options.
Other Income
Other income decreased primarily due to lower lease termination income for the year ended December 31, 2022 ($5.4 million) as compared to the same period in 2021 ($22.6 million), and a decrease in acquisition fee income related to joint venture properties ($2.5 million). This decrease was offset by an increase in construction fee income ($6.2 million), and income related to the resolution of the Company's investment in 1591-1597 Broadway ($5.0 million).

Property Operating Expenses
Property operating expenses decreased primarily due to the sale of a joint venture interest and deconsolidation of 220 East 42nd Street ($12.9 million) in the third quarter of 2021, and reduced real estate taxes at our Same-Store Properties ($8.2 million). Further decreases resulted from reduced variable expenses and real estate taxes at our Disposed Properties ($7.9 million and $7.3 million, respectively), partially offset by increased variable expenses at our Same-Store Properties ($14.7 million) and increasesd real estate taxes and variable expenses at our Acquired Properties ($6.8 million and $5.6 million, respectively).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $93.8 million for the year ended December 31, 2022, compared to $94.9 million for the same period in 2021 due to reduced compensation expense.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased primarily due to acquiring 245 Park Avenue in the third quarter of 2022 ($21.9 million) and a significant increase in average LIBOR and SOFR rates during the year ended December 31, 2022 as compared to the year ended December 31, 2021 ($24.6 million), which was primarily due to term loans ($9.8 million) and the revolving credit facility ($8.4 million). These increases were offset by the deconsolidation of 220 East 42nd Street ($11.1 million) in the third quarter of 2021, repayments of unsecured bonds ($10.9 million), the partial repayment of term loans ($6.2 million) in the fourth quarter of 2021, and the sale of 1080 Amsterdam Avenue ($2.5 million) in the second quarter of 2022. The weighted average consolidated debt balance outstanding was $4.6 billion for the year ended December 31, 2022, compared to $4.8 billion for the year ended December 31, 2021. The consolidated weighted average interest rate was 3.55% for the year ended December 31, 2022, as compared to 2.93% for the year ended December 31, 2021.
Depreciation and Amortization
Depreciation and amortization decreased primarily due to our Disposed Properties ($15.1 million) and to the deconsolidation of 220 East 42nd Street ($9.5 million) as a result of the interest sale during the third quarter of 2021, partially offset by increased depreciation and amortization at our Acquired properties ($25.3 million).
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased primarily as a result of increased interest expense across our joint venture portfolio ($28.3 million) and a decrease in income from operations at Worldwide Plaza ($3.7 million), 450 Park Avenue ($3.2 million) and 919 Third Avenue ($3.1 million). This was offset by an increase in income from operations at One Vanderbilt Avenue ($28.6 million), 1515 Broadway ($6.3 million) and 220 East 42nd Street ($5.0 million).
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the year ended December 31, 2022, we recognized a loss on the sale of our interest in the Stonehenge Portfolio. During the year ended December 31, 2021, we recognized losses on the sales of our interest in One Madison Avenue ($26.9 million), 55 West 46th Street ($15.3 million) and 400 East 57th Street ($1.5 million), offset by a gain on the sale of our interest in 605 West 42nd Street ($8.3 million).
Purchase price and other fair value adjustments
During the year ended December 31, 2022, we recorded a $6.4 million fair value adjustment related to an investment in marketable securities and a $1.7 million fair value adjustment related to derivatives that are not designated as hedges. During the year ended December 31, 2021, we recorded a $206.8 million fair value adjustment related to the 51.0% interest we retained in 220 East 42nd Street, which was deconsolidated when a 49.0% joint venture interest was sold.
(Loss) gain on sale of real estate, net
During the year ended December 31, 2022, we recognized losses on the sales of 609 Fifth Avenue ($80.2 million), 885 Third Avenue ($24.0 million) and 707 Eleventh Avenue ($0.8 million), offset by a gain on the sale of 1080 Amsterdam Avenue ($17.9 million). During the year ended December 31, 2021, we recognized gains on the sale of a 49.0% joint venture interest in 220 East 42nd Street ($172.7 million), and the sales of 635-641 Sixth Avenue ($99.2 million) and 410 Tenth Avenue ($15.7 million).

Depreciable Real Estate Reserves and Impairments
During the year ended December 31, 2022, we recognized depreciable real estate reserves and impairments related to 121 Greene Street ($6.3 million) as the investment was under contract for sale as of December 31, 2022. During the year ended December 31, 2021, we recognized depreciable real estate reserves and impairments related to 400 East 57th Street ($5.7 million), as well as investments under contract for sale as of December 31, 2021 in 707 Eleventh Avenue ($15.0 million) and the Stonehenge Properties ($3.1 million).
Loan loss and other investment reserves, net of recoveries
During the year ended December 31, 2022, we did not recognize any loan loss and other investment reserves. During the year ended December 31, 2021, we recorded $2.9 million of loan loss and other investment reserves in conjunction with recording debt and preferred equity investments and other financing receivables at the net amount expected to be collected.
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
For a comparison of the year ended December 31, 2021 to the year ended December 31, 2020, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 18, 2022.
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

The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, 2022 term loan, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our financing and operating leases, as of December 31, 2022 are as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Property mortgages and other loans	$265,975	$337,237	$370,000	$—	$2,262,750	$—	$3,235,962
Revolving credit facility	—	—	—	—	450,000	—	450,000
Unsecured term loans	—	600,000	—	—	1,000,000	50,000	1,650,000
Senior unsecured notes	—	—	100,000	—	—	—	100,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	3,133	3,180	3,228	3,276	3,325	200,169	216,311
Operating leases	52,220	58,068	58,207	58,347	58,358	1,334,570	1,619,770
Estimated interest expense	248,404	215,483	180,664	154,702	54,636	37,163	891,052
Joint venture debt	1,155,465	894,655	1,466,750	226,224	299,417	2,130,404	6,172,915
Total	$1,725,197	$2,108,623	$2,178,849	$442,549	$4,128,486	$3,852,306	$14,436,010
We estimate that for the year ending December 31, 2023, we expect to incur $82.0 million of recurring capital expenditures on existing consolidated properties and $117.5 million of development or redevelopment expenditures on existing consolidated properties, of which $1.2 million will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $263.1 million, of which $160.7 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of December 31, 2022, we had liquidity of $1.0 billion, comprised of $800.0 million of availability under our revolving credit facility and $214.5 million of consolidated cash on hand, inclusive of $11.2 million of marketable securities. This liquidity excludes $143.8 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties, or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
We have investments in several real estate joint ventures with various partners who are generally considered to be financially stable. Most of our joint ventures are financed with non-recourse debt. We believe that property level cash flows along with unfunded committed indebtedness and proceeds from the refinancing of outstanding secured indebtedness will be sufficient to fund the capital needs of our joint venture properties.
Cash Flows
The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 1. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the years presented below.
Cash, restricted cash, and cash equivalents were $384.1 million and $337.0 million as of December 31, 2022 and 2021, respectively, representing a increase of $47.1 million. The increase was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2022	2021	(Decrease) Increase
Net cash provided by operating activities	$276,088	$255,979	$20,109
Net cash provided by investing activities	$425,805	$993,581	$(567,776)
Net cash used in financing activities	$(654,823)	$(1,285,371)	$630,548
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service, and fund dividend and distribution requirements.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2022, when compared to the year ended December 31, 2021, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$88,300
Capital expenditures and capitalized interest	1,716
Joint venture investments	(95,646)
Distributions from joint ventures	(628,862)
Proceeds from sales of real estate/partial interest in property	(25,230)
Cash and restricted cash assumed from acquisition of real estate investment	60,494
Cash assumed from consolidation of real estate investment	(9,475)
Debt and preferred equity and other investments	40,927
Decrease in net cash provided by investing activities	$(567,776)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $302.5 million for the year ended December 31, 2021 to $300.8 million for the year ended December 31, 2022 due to lower costs incurred in connection with our development and redevelopment properties.
We generally fund our investment activity through the sale of real estate, the sale of debt and preferred equity investments, property-level financing, our credit facilities, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2022, when compared to the year ended December 31, 2021, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$378,291
Repayments of our debt obligations	26,680
Net distribution to noncontrolling interests	53,237
Other financing activities	15,970
Proceeds from stock options exercised and DRSPP issuance	(1,031)
Repurchase of common stock	190,206
Redemption of preferred stock	(11,927)
Acquisition of subsidiary interest from noncontrolling interest	(29,817)
Dividends and distributions paid	8,939
Decrease in net cash used in financing activities	$630,548
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2022, 64,380,082 shares of common stock and no shares of excess stock were issued and outstanding.
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

As of December 31, 2022, share repurchases, excluding the redemption of OP units, executed under the program were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Year ended 2022	1,971,092	$76.69	36,107,719
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2018, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2022, 2021, and 2020, respectively (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Shares of common stock issued	10,839	10,387	16,181
Dividend reinvestments/stock purchases under the DRSPP	$525	$738	$1,006
Fifth Amended and Restated 2005 Stock Option and Incentive Plan
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2022, 6.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units and phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
During the year ended December 31, 2022, 27,436 phantom stock units and 9,571 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.7 million during the year ended December 31, 2022 related to the Deferred Compensation Plan. As of December 31, 2022, there were 192,638 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2022, 191,845 shares of our common stock had been issued under the ESPP.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, 2022 term loan, senior unsecured notes and trust preferred securities outstanding as of December 31, 2022 and 2021, (amounts in thousands).

	December 31,
Debt Summary:	2022	2021
Balance
Fixed rate	$2,695,814	$1,974,324
Variable rate—hedged	2,320,000	1,300,000
Total fixed rate	5,015,814	3,274,324
Total variable rate	520,148	801,051
Total debt	$5,535,962	$4,075,375

Debt, preferred equity, and other investments subject to variable rate	144,056	294,970
Net exposure to variable rate debt	376,092	506,081

Percent of Total Debt:
Fixed rate	90.6%	80.3%
Variable rate (1)	9.4%	19.7%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	3.60%	3.14%
Variable rate	3.23%	2.11%
Effective interest rate	3.55%	3.02%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 7.0% and 13.4% as of December 31, 2022 and December 31, 2021, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (4.39% and 0.10% as of December 31, 2022 and 2021, respectively), and adjusted Term SOFR (4.30% and 0.05% as of December 31, 2022 and 2021, respectively). Our consolidated debt as of December 31, 2022 had a weighted average term to maturity of 3.76 years.
Certain of our debt and equity investments and other investments, with carrying values of $144.1 million as of December 31, 2022 and $295.0 million as of December 31, 2021, are variable rate investments, which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our variable rate debt to total debt was 7.0% and 13.4% as of December 31, 2022 and 2021, respectively.
Mortgage Financing
As of December 31, 2022, our total mortgage debt (excluding our share of joint venture mortgage debt of $6.2 billion) consisted of $3.2 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.44% and $0.1 billion of variable rate debt with an effective weighted average interest rate of 3.72%.

Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, or the 2017 credit facility, and was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2022, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2022, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of December 31, 2022, the applicable spread over adjusted Term SOFR plus 10 basis points was 105 basis points for the revolving credit facility, 120 basis points for Term Loan A, and 125 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of December 31, 2022, the facility fee was 25 basis points.
As of December 31, 2022, we had $2.0 million of outstanding letters of credit, $450.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $800.0 million under the 2021 credit facility. As of December 31, 2022 and December 31, 2021, the revolving credit facility had a carrying value of $443.2 million and $381.3 million, respectively, net of deferred financing costs. As of December 31, 2022 and December 31, 2021, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
2022 Term Loan
In October 2022, we entered into a term loan agreement, referred to as the 2022 term loan. As of December 31, 2022, the 2022 term loan consisted of a $400.0 million term loan with a maturity date of October 6, 2023. The 2022 term loan has one six-month as-of-right extension option to April 6, 2024. We also have an option, subject to customary conditions, to increase the capacity of the 2022 term loan to $500.0 million on or before January 7, 2023 without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. In January 2023, the 2022 term loan was increased by $25.0 million to $425.0 million.
As of December 31, 2022, the 2022 term loan bore interest at a spread over adjusted Term SOFR plus 10 basis points, ranging from 100 basis points to 180 basis points, in each case based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category. As of December 31, 2022, the applicable spread over adjusted Term SOFR plus 10 basis points was 140 basis points. As of December 31, 2022, the 2022 term loan had a carrying value of $398.2 million, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2022 term loan.
The 2022 term loan includes certain restrictions and covenants (see Restrictive Covenants below).

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
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provided us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bore interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advanced rate. The facility matured in June 2022 and was not extended.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2022 and 2021, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2022 Unpaid Principal Balance	December 31, 2022 Accreted Balance	December 31, 2021 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
October 5, 2017 (3)	—	—	499,913	3.25%	5	October 2022
November 15, 2012	—	—	301,002	4.50%	10	December 2022
	$100,000	$100,000	$900,915
Deferred financing costs, net		(308)	(1,607)
	$100,000	$99,692	$899,308
(1)Interest rate as of December 31, 2022, taking into account interest rate hedges in effect during the period.
(2)Issued by the Company and the Operating Partnership as co-obligors.
(3)Issued by the Operating Partnership with the Company as the guarantor.

Restrictive Covenants
The terms of the 2021 credit facility, 2022 term loan and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2022 and 2021, we were in compliance with all such covenants.
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

Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of December 31, 2022, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $3.5 million and would increase our share of joint venture annual interest cost by $6.5 million. As of December 31, 2022, $144.1 million, or 23.1%, of our $0.6 billion debt and preferred equity portfolio was indexed to LIBOR.
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
Our long-term debt of $5.0 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2022 bore interest based on a spread to LIBOR of 145 basis points to 340 basis points, and adjusted Term SOFR of 115 basis points to 577 basis points.
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
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership.
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
Before we pay any cash dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2021 credit facility, 2022 term loan and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
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
Income earned from the profit participation, which is included in Other income on the consolidated statements of operations, was $1.4 million, $1.7 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $8.6 million, $14.0 million and $13.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, for these services (excluding services provided directly to tenants).

Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020 respectively.
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
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the year ended December 31, 2022 and 2021 we recorded $3.0 million and $2.4 million, respectively, of rent expense under the lease. Additionally, in June 2021, we, through a wholly-owned subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for Summit One Vanderbilt, which commenced operations in October 2021. For the year ended December 31, 2022, we recorded $33.0 million of rent expense under the lease, including percentage rent, of which $22.8 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. For the year ended December 31, 2021, we recorded $5.0 million of rent expense under the lease with no percentage rent. See Note 20, "Commitments and Contingencies."
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within two property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.

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
FFO for the years ended December 31, 2022, 2021, and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net (loss) income attributable to SL Green common stockholders	$(93,024)	$434,804	$356,105
Add:
Depreciation and amortization	215,306	216,869	313,668
Joint venture depreciation and noncontrolling interest adjustments	252,893	249,087	205,869
Net (loss) income attributable to noncontrolling interests	(4,672)	23,573	34,956
Less:
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(131)	(32,757)	2,961
Depreciable real estate reserves and impairments	(6,313)	(23,794)	(60,454)
(Loss) gain on sale of real estate, net	(84,485)	287,417	215,506
Purchase price and other fair value adjustments	—	209,443	187,522
Depreciation on non-rental real estate assets	2,605	2,790	2,338
Funds from Operations attributable to SL Green common stockholders and unit holders	$458,827	$481,234	$562,725
Cash flows provided by operating activities	$276,088	$255,979	$554,236
Cash flows provided by investing activities	$425,805	$993,581	$1,056,430
Cash flows used in financing activities	$(654,823)	$(1,285,371)	$(1,479,301)
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

Climate Change
With our roots in New York City, we are at the center of one of the world's most ambitious climate legislative environments. Through the Climate Leadership and Community Protection Act signed into law in 2019, New York State mandated the adoption of a net-zero carbon economy statewide by 2050, with a zero-carbon electricity grid by 2040. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. As our portfolio is principally located in Manhattan, these policy elements represent the most material sources of transition risks relevant to our business. We do not anticipate any material financial impact on our portfolio in the first compliance period of 2024 to 2029.
While SL Green's portfolio has not been substantially affected by climate-related events to New York City real estate, such as Hurricane Sandy in 2012, we have continued to develop our approach to physical climate risk assessment, management, and mitigation in order to manage and minimize the impacts of future events. We have conducted climate-related scenario analyses as part of our first Task Force on Climate-related Financial Disclosures ("TCFD") report published in 2021, which we made available on our website. The Company is also committed to setting near-term Scope 1 and Scope 2 science-based emissions reduction targets with the SBTi, which are currently in the validation process. Our goal is to reduce emissions for our operationally controlled portfolio to align it with the 1.5 degree Celsius climate scenario.
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2022 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2023	$255,827	4.37%	$10,148	6.02%	$446,532	6.44%
2024	877,237	4.39%	60,000	5.12%	6,890	—%
2025	470,000	4.31%	—	4.36%	30,000	8.52%
2026	—	4.26%	—	2.15%	—	—%
2027	3,262,750	4.81%	450,000	—%	119,858	6.55%
Thereafter	150,000	4.84%	—	—%	20,000	8.11%
Total	$5,015,814	4.34%	$520,148	5.12%	$623,280	6.54%
Fair Value	$4,784,691		$519,669
(1)Our debt and preferred equity investments had an estimated fair value ranging between $0.6 billion and $0.6 billion as of December 31, 2022.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates as of December 31, 2022 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2023	$634,563	4.04%	$520,902	8.51%
2024	738,175	3.83%	156,480	9.15%
2025	1,449,386	3.57%	17,364	6.42%
2026	226,207	3.18%	17	6.00%
2027	299,400	3.14%	17	6.00%
Thereafter	2,130,301	2.86%	103	6.02%
Total	$5,478,032	3.68%	$694,883	8.78%
Fair Value	$3,552,398		$1,987,218

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2022 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit Facility	LIBOR	$100,000	0.212%	January 2021	January 2023	$333
Interest Rate Swap	Credit Facility	SOFR	400,000	0.184%	January 2022	February 2023	1,453
Interest Rate Swap	Credit Facility	SOFR	50,000	0.633%	February 2022	February 2023	158
Interest Rate Cap	Mortgage	SOFR	370,000	3.250%	December 2022	June 2023	2,471
Interest Rate Cap	Mortgage	SOFR	370,000	3.250%	December 2022	June 2023	(2,465)
Interest Rate Swap	Credit Facility	SOFR	100,000	1.163%	November 2021	July 2023	2,133
Interest Rate Swap	Credit Facility	SOFR	200,000	1.133%	November 2021	July 2023	4,300
Interest Rate Cap	Mortgage	LIBOR	600,000	4.080%	September 2022	September 2023	(3,341)
Interest Rate Cap	Mortgage	LIBOR	50,000	3.500%	October 2022	September 2023	505
Interest Rate Swap	Credit Facility	SOFR	200,000	4.739%	November 2022	November 2023	104
Interest Rate Cap	Mortgage	SOFR	196,717	3.500%	November 2022	November 2023	2,232
Interest Rate Cap	Mortgage	SOFR	196,717	3.500%	November 2022	November 2023	(2,225)
Interest Rate Swap	Credit Facility	SOFR	150,000	2.700%	December 2021	January 2024	3,249
Interest Rate Swap	Credit Facility	SOFR	200,000	4.590%	November 2022	January 2024	593
Interest Rate Swap	Credit Facility	SOFR	200,000	4.511%	November 2022	January 2024	750
Interest Rate Swap	Credit Facility	SOFR	150,000	2.721%	December 2021	January 2026	5,848
Interest Rate Swap	Credit Facility	SOFR	200,000	2.762%	December 2021	January 2026	7,601
Interest Rate Swap	Credit Facility	SOFR	100,000	3.003%	February 2023	February 2027	3,264
Interest Rate Swap	Credit Facility	SOFR	100,000	2.833%	February 2023	February 2027	3,888
Interest Rate Swap	Credit Facility	SOFR	50,000	2.563%	February 2023	February 2027	2,441
Interest Rate Swap	Credit Facility	SOFR	200,000	2.691%	February 2023	February 2027	8,823
Interest Rate Swap	Credit Facility	SOFR	300,000	2.966%	July 2023	May 2027	7,514
Interest Rate Swap	Mortgage	SOFR	370,000	3.888%	November 2022	June 2027	(1,900)
Interest Rate Swap	Credit Facility	SOFR	100,000	3.756%	January 2023	January 2028	(211)
Total Consolidated Hedges							$47,518
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps represented an asset of $61.5 million in the aggregate as of December 31, 2022. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented an asset of $12.6 million in the aggregate as of December 31, 2022.

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	LIBOR	$23,000	4.750%	January 2021	January 2023	$—
Interest Rate Cap	Mortgage	LIBOR	220,000	4.000%	February 2022	February 2023	93
Interest Rate Cap	Mortgage	LIBOR	510,000	3.000%	December 2021	June 2023	4,220
Interest Rate Cap	Mortgage	SOFR	267,000	4.000%	July 2022	August 2023	1,289
Interest Rate Cap	Mortgage	SOFR	400,000	3.500%	September 2022	September 2023	3,839
Interest Rate Cap	Mortgage	LIBOR	1,075,000	4.080%	September 2022	September 2023	6,004
Interest Rate Cap	Mortgage	LIBOR	125,000	4.080%	September 2022	September 2023	698
Interest Rate Cap	Mortgage	SOFR	118,670	0.490%	February 2022	May 2024	22,669
Interest Rate Cap	Mortgage	SOFR	118,670	0.490%	February 2022	May 2024	22,652
Interest Rate Swap	Mortgage	SOFR	177,000	1.669%	December 2022	February 2026	12,576
Total Unconsolidated Hedges							$74,040

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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

Joint Venture Consolidation Assessment
Description of the Matter
The Company accounted for certain investments in real estate joint ventures under the equity method of accounting and consolidated certain other investments in real estate joint ventures. At December 31, 2022, the Company’s investments in unconsolidated joint ventures was $3.2 billion and noncontrolling interests in consolidated other partnerships was $61.9 million. As discussed in Note 2 to the consolidated financial statements, for each joint venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

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
New York, New York
February 16, 2023

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,576,927	$1,350,701
Building and improvements	4,903,776	3,671,402
Building leasehold and improvements	1,691,831	1,645,081
Right of use asset - operating leases	1,026,265	983,723
	9,198,799	7,650,907
Less: accumulated depreciation	(2,039,554)	(1,896,199)
	7,159,245	5,754,708
Assets held for sale	—	140,855
Cash and cash equivalents	203,273	251,417
Restricted cash	180,781	85,567
Investments in marketable securities	11,240	34,752
Tenant and other receivables	34,497	47,616
Related party receivables	27,352	29,408
Deferred rents receivable	257,887	248,313
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,811 and $5,057 and allowances of $6,630 and $6,630 in 2022 and 2021, respectively	623,280	1,088,723
Investments in unconsolidated joint ventures	3,190,137	2,997,934
Deferred costs, net	121,157	124,495
Other assets	546,945	262,841
Total assets (1)	$12,355,794	$11,066,629
Liabilities
Mortgages and other loans payable, net	$3,227,563	$1,394,386
Revolving credit facility, net	443,217	381,334
Unsecured term loans, net	1,641,552	1,242,002
Unsecured notes, net	99,692	899,308
Accrued interest payable	14,227	12,698
Other liabilities	236,211	195,390
Accounts payable and accrued expenses	154,867	157,571
Deferred revenue	272,248	107,275
Lease liability - financing leases	104,218	102,914
Lease liability - operating leases	895,100	851,370
Dividend and distributions payable	21,569	187,372
Security deposits	50,472	52,309
Liabilities related to assets held for sale	—	64,120
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,260,936	5,748,049
Commitments and contingencies
Noncontrolling interests in Operating Partnership	269,993	344,252
Preferred units	177,943	196,075

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2022	December 31, 2021
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2022 and 2021	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 65,440 and 65,132 issued and outstanding at December 31, 2022 and 2021, respectively (including 1,060 and 1,027 shares held in treasury at December 31, 2022 and 2021, respectively)	656	672
Additional paid-in-capital	3,790,358	3,739,409
Treasury stock at cost	(128,655)	(126,160)
Accumulated other comprehensive income (loss)	49,604	(46,758)
Retained earnings	651,138	975,781
Total SL Green stockholders' equity	4,585,033	4,764,876
Noncontrolling interests in other partnerships	61,889	13,377
Total equity	4,646,922	4,778,253
Total liabilities and equity	$12,355,794	$11,066,629

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $41.2 million and $193.4 million of land, $41.0 million and $336.9 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $15.4 million of right of use assets, $4.4 million and $11.7 million of accumulated depreciation, $599.2 million and $574.4 million of other assets included in other line items, $49.8 million and $418.9 million of real estate debt, net, $0.2 million and $0.8 million of accrued interest payable, $— million and $15.3 million of lease liabilities, and $146.4 million and $145.2 million of other liabilities included in other line items as of December 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Rental revenue, net	$671,500	$678,176	$804,423
Investment income	81,113	80,340	120,163
Other income	74,126	85,475	128,158
Total revenues	826,739	843,991	1,052,744
Expenses
Operating expenses, including related party expenses of $5,701 in 2022, $12,377 in 2021 and $12,643 in 2020	174,063	167,153	183,200
Real estate taxes	138,228	152,835	176,315
Operating lease rent	26,943	26,554	29,043
Interest expense, net of interest income	89,473	70,891	116,679
Amortization of deferred financing costs	7,817	11,424	11,794
Depreciation and amortization	215,306	216,869	313,668
Loan loss and other investment reserves, net of recoveries	—	2,931	35,298
Transaction related costs	409	3,773	503
Marketing, general and administrative	93,798	94,912	91,826
Total expenses	746,037	747,342	958,326
Equity in net loss from unconsolidated joint ventures	(57,958)	(55,402)	(25,195)
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(131)	(32,757)	2,961
Purchase price and other fair value adjustments	(8,118)	210,070	187,522
(Loss) gain on sale of real estate, net	(84,485)	287,417	215,506
Depreciable real estate reserves and impairments	(6,313)	(23,794)	(60,454)
Loss on early extinguishment of debt	—	(1,551)	—
Net (loss) income	(76,303)	480,632	414,758
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	5,794	(25,457)	(20,016)
Noncontrolling interests in other partnerships	(1,122)	1,884	(14,940)
Preferred units distributions	(6,443)	(7,305)	(8,747)
Net (loss) income attributable to SL Green	(78,074)	449,754	371,055
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net (loss) income attributable to SL Green common stockholders	$(93,024)	$434,804	$356,105

Basic (loss) earnings per share	$(1.49)	$6.57	$5.03
Diluted (loss) earnings per share	$(1.49)	$6.50	$5.01

Basic weighted average common shares outstanding	63,917	65,740	70,397
Diluted weighted average common shares and common share equivalents outstanding	67,929	70,769	75,078

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(76,303)	$480,632	$414,758
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	103,629	21,427	(39,743)
(Decrease) increase in unrealized value of marketable securities	(1,440)	104	(1,318)
Other comprehensive income (loss)	102,189	21,531	(41,061)
Comprehensive income	25,886	502,163	373,697
Net income attributable to noncontrolling interests and preferred units distributions	(1,771)	(30,878)	(43,703)
Other comprehensive (income) loss attributable to noncontrolling interests	(5,827)	(1,042)	2,299
Comprehensive income attributable to SL Green	$18,288	$470,243	$332,293

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	74,672	$803	$4,286,395	$(124,049)	$(28,485)	$1,084,719	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326							(39,184)		(39,184)
Balance at January 1, 2020	$221,932	74,672	$803	$4,286,395	$(124,049)	$(28,485)	$1,045,535	$75,883	$5,478,014
Net income							371,055	14,940	385,995
Acquisition of subsidiary interest from noncontrolling interest				(3,123)				1,587	(1,536)
Other comprehensive loss						(38,762)			(38,762)
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		16		1,006					1,006
Conversion of units in the Operating Partnership for common stock		95	1	8,743					8,744
Reallocation of noncontrolling interest in the Operating Partnership							32,598		32,598
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)	—	25,271					25,271
Repurchases of common stock		(8,276)	(88)	(455,343)			(76,831)		(532,262)
Contributions to consolidated joint venture interests								12,477	12,477
Cash distributions to noncontrolling interests								(78,855)	(78,855)
Cash distributions declared ($4.9374 per common share, none of which represented a return of capital for federal income tax purposes)							(341,945)		(341,945)
Balance at December 31, 2020	$221,932	66,474	$716	$3,862,949	$(124,049)	$(67,247)	$1,015,462	$26,032	$4,935,795
Net income							449,754	(1,884)	447,870
Other comprehensive income						20,489			20,489
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		11		738					738
Reallocation of noncontrolling interest in the Operating Partnership							(9,851)		(9,851)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		108	2	32,581					32,583
Repurchases of common stock		(4,474)	(46)	(281,206)			(56,372)		(337,624)
Proceeds from stock options exercised		12		818					818
Contributions to consolidated joint venture interests								336	336
Sale of interest in partially owned entity								(4,476)	(4,476)
Cash distributions to noncontrolling interests								(6,631)	(6,631)
Issuance of special dividend paid in stock		1,974		123,529	(2,111)		2,111		123,529
Cash distributions declared ($6.2729 per common share, none of which represented a return of capital for federal income tax purposes)							(410,373)		(410,373)
Balance at December 31, 2021	$221,932	64,105	$672	$3,739,409	$(126,160)	$(46,758)	$975,781	$13,377	$4,778,253
Net loss							(78,074)	1,122	(76,952)
Acquisition of subsidiary interest from noncontrolling interest				(29,742)				(75)	(29,817)
Other comprehensive income						96,362			96,362
Preferred dividends							(14,950)		(14,950)
DRSPP proceeds		11		525					525
Reallocation of noncontrolling interest in the Operating Partnership							39,974		39,974
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		274	4	32,030					32,034
Repurchases of common stock		(1,971)	(20)	(114,979)			(36,198)		(151,197)
Contributions to consolidated joint venture interests								52,164	52,164
Cash distributions to noncontrolling interests								(4,699)	(4,699)

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Issuance of special dividend paid in stock		1,961		163,115	(2,495)				160,620
Cash distributions declared ($3.6896 per common share, none of which represented a return of capital for federal income tax purposes)							(235,395)		(235,395)
Balance at December 31, 2022	$221,932	64,380	$656	$3,790,358	$(128,655)	$49,604	$651,138	$61,889	$4,646,922

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net (loss) income	$(76,303)	$480,632	$414,758
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	223,123	228,293	325,462
Equity in net loss from unconsolidated joint ventures	57,958	55,402	25,195
Distributions of cumulative earnings from unconsolidated joint ventures	780	824	679
Equity in net loss (gain) on sale of interest in unconsolidated joint venture interest/real estate	131	32,757	(2,961)
Purchase price and other fair value adjustments	8,118	(210,070)	(187,522)
Depreciable real estate reserves and impairments	6,313	23,794	60,454
Loss (gain) on sale of real estate, net	84,485	(287,417)	(215,506)
Loan loss reserves and other investment reserves, net of recoveries	—	2,931	35,298
Loss on early extinguishment of debt	—	1,551	—
Deferred rents receivable	(5,749)	(6,701)	(7,582)
Non-cash lease expense	22,403	17,234	11,984
Other non-cash adjustments	(5,676)	37,164	15,178
Changes in operating assets and liabilities:
Tenant and other receivables	14,370	(20,561)	(17,074)
Related party receivables	6,666	(8,727)	1,451
Deferred lease costs	(21,792)	(10,117)	(20,900)
Other assets	(27,343)	20,345	(26,137)
Accounts payable, accrued expenses, other liabilities and security deposits	(30,839)	(66,387)	132,171
Deferred revenue	18,332	(1,727)	20,657
Change in lease liability - operating leases	1,111	(33,241)	(11,369)
Net cash provided by operating activities	276,088	255,979	554,236
Investing Activities
Acquisitions of real estate property	$(64,491)	$(152,791)	$(86,846)
Additions to land, buildings and improvements	(300,770)	(302,486)	(458,140)
Investments in unconsolidated joint ventures	(184,518)	(88,872)	(70,315)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	141,742	770,604	124,572
Net proceeds from disposition of real estate/joint venture interest	626,364	651,594	1,112,382
Cash and restricted cash assumed from acquisition of real estate investment	60,494	—	—
Cash assumed from consolidation of real estate investment	—	9,475	—
Proceeds from sale or redemption of marketable securities	15,626	4,528	—
Purchases of marketable securities	—	(10,000)	—
Other investments	1,432	40,200	32,479
Origination of debt and preferred equity investments	(51,367)	(95,695)	(360,953)
Repayments or redemption of debt and preferred equity investments	181,293	167,024	763,251

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net cash provided by investing activities	425,805	993,581	1,056,430

Financing Activities
Proceeds from mortgages and other loans payable	$381,980	$39,689	$1,181,892
Repayments of mortgages and other loans payable	(292,364)	(375,044)	(1,186,828)
Proceeds from revolving credit facility and senior unsecured notes	1,524,000	1,488,000	1,495,000
Repayments of revolving credit facility and senior unsecured notes	(1,864,000)	(1,808,000)	(1,875,000)
Proceeds from stock options exercised and DRSPP issuance	525	1,556	1,006
Repurchase of common stock	(151,197)	(341,403)	(528,483)
Redemption of preferred stock	(17,967)	(6,040)	(82,750)
Redemption of OP units	(40,901)	(25,703)	(27,342)
Distributions to noncontrolling interests in other partnerships	(4,699)	(6,631)	(85,468)
Contributions from noncontrolling interests in other partnerships	52,164	336	12,477
Acquisition of subsidiary interest from noncontrolling interest	(29,817)	—	(1,536)
Distributions to noncontrolling interests in the Operating Partnership	(16,272)	(15,749)	(12,652)
Dividends paid on common and preferred stock	(262,136)	(271,075)	(293,996)
Other obligation related to secured borrowing	77,874	51,862	—
Tax withholdings related to restricted share awards	(3,915)	(2,990)	(4,752)
Deferred loan costs	(8,098)	(13,745)	(70,036)
Principal payments of on financing lease liabilities	—	(434)	(833)
Net cash used in financing activities	(654,823)	(1,285,371)	(1,479,301)
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,070	(35,811)	131,365
Cash, cash equivalents, and restricted cash at beginning of year	336,984	372,795	241,430
Cash, cash equivalents, and restricted cash at end of period	$384,054	$336,984	$372,795

Supplemental cash flow disclosures:
Interest paid	$169,519	$152,773	$201,348
Income taxes paid	$5,358	$4,405	$2,296

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$—	$—	$8,744
Redemption of units in the Operating Partnership for a joint venture sale	—	27,586	—
Exchange of preferred equity investment for real estate or equity in joint venture	190,652	—	119,497
Exchange of debt investment for real estate or equity in joint venture	193,995	9,468	122,796
Assumption of mortgage and mezzanine loans	1,712,750	60,000	—
Issuance of special dividend paid in stock	160,620	121,418	—
Tenant improvements and capital expenditures payable	18,518	7,580	1,665
Fair value adjustment to noncontrolling interest in the Operating Partnership	39,974	9,851	32,598
Investment in joint venture	47,135	—	—
Deconsolidation of a subsidiary	—	66,837	854,437
Deconsolidation of a subsidiary mortgage	—	510,000	5,593
Mortgages assumed in connection with sale of real estate	—	—	250,000
Seller financed purchases	—	—	100,000
Debt and preferred equity investments	302	8,372	9,014
Transfer of assets related to assets held for sale	—	140,855	—

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Reversal of assets held for sale	—	—	391,664
Transfer of liabilities related to assets held for sale	—	64,120	—
Extinguishment of debt in connection with property dispositions	—	53,548	—
Consolidation of real estate investment	—	119,444	—
Removal of fully depreciated commercial real estate properties	30,359	19,831	66,169
Sale of interest in partially owned entity	—	4,476	—
Distributions to noncontrolling interests	—	358	6,613
Share repurchase payable	—	—	3,779
Recognition of sales-type leases and related lease liabilities	—	—	119,725
Recognition of right of use assets and related lease liabilities	57,938	537,344	61,990
In December 2022, the Company declared a regular monthly distribution per share of $0.2708. This distribution was paid in January 2023. In December 2021, the Company declared a regular monthly distribution per share of $0.3108 that was paid in cash and a special distribution per share of $2.4392 that was paid entirely in stock. These distributions were paid in January 2022. In December 2020, the Company declared a regular monthly distribution per share of $0.3217 that was paid in cash and a special distribution per share of $1.7996 that was paid entirely in stock. These distributions were paid in January 2021.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2022	2021	2020
Cash and cash equivalents	$203,273	$251,417	$266,059
Restricted cash	180,781	85,567	106,736
Total cash, cash equivalents, and restricted cash	$384,054	$336,984	$372,795
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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

Joint Venture Consolidation Assessment
Description of the Matter
The Operating Partnership accounted for certain investments in real estate joint ventures under the equity method of accounting and consolidated certain other investments in real estate joint ventures. At December 31, 2022, the Operating Partnership’s investments in unconsolidated joint ventures was $3.2 billion and noncontrolling interests in consolidated other partnerships was $61.9 million. As discussed in Note 2 to the consolidated financial statements, for each joint venture, the Operating Partnership evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

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
New York, New York
February 16, 2023

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2022	December 31, 2021
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,576,927	$1,350,701
Building and improvements	4,903,776	3,671,402
Building leasehold and improvements	1,691,831	1,645,081
Right of use asset - operating leases	1,026,265	983,723
	9,198,799	7,650,907
Less: accumulated depreciation	(2,039,554)	(1,896,199)
	7,159,245	5,754,708
Assets held for sale	—	140,855
Cash and cash equivalents	203,273	251,417
Restricted cash	180,781	85,567
Investments in marketable securities	11,240	34,752
Tenant and other receivables	34,497	47,616
Related party receivables	27,352	29,408
Deferred rents receivable	257,887	248,313
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,811 and $5,057 and allowances of $6,630 and $6,630 in 2022 and 2021, respectively	623,280	1,088,723
Investments in unconsolidated joint ventures	3,190,137	2,997,934
Deferred costs, net	121,157	124,495
Other assets	546,945	262,841
Total assets (1)	$12,355,794	$11,066,629
Liabilities
Mortgages and other loans payable, net	$3,227,563	$1,394,386
Revolving credit facility, net	443,217	381,334
Unsecured term loans, net	1,641,552	1,242,002
Unsecured notes, net	99,692	899,308
Accrued interest payable	14,227	12,698
Other liabilities	236,211	195,390
Accounts payable and accrued expenses	154,867	157,571
Deferred revenue	272,248	107,275
Lease liability - financing leases	104,218	102,914
Lease liability - operating leases	895,100	851,370
Dividend and distributions payable	21,569	187,372
Security deposits	50,472	52,309
Liabilities related to assets held for sale	—	64,120
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,260,936	5,748,049
Commitments and contingencies
Limited partner interests in SLGOP (3,670 and 3,782 limited partner common units outstanding at December 31, 2022 and 2021, respectively)	269,993	344,252
Preferred units	177,943	196,075

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2022	December 31, 2021
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2022 and 2021	221,932	221,932
SL Green partners' capital (680 and 677 general partner common units, and 63,700 and 63,428 limited partner common units outstanding at December 31, 2022 and 2021, respectively)	4,313,497	4,589,702
Accumulated other comprehensive income (loss)	49,604	(46,758)
Total SLGOP partners' capital	4,585,033	4,764,876
Noncontrolling interests in other partnerships	61,889	13,377
Total capital	4,646,922	4,778,253
Total liabilities and capital	$12,355,794	$11,066,629

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $41.2 million and $193.4 million of land, $41.0 million and $336.9 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $15.4 million of right of use assets, $4.4 million and $11.7 million of accumulated depreciation, $599.2 million and $574.4 million of other assets included in other line items, $49.8 million and $418.9 million of real estate debt, net, $0.2 million and $0.8 million of accrued interest payable, $— million and $15.3 million of lease liabilities, and $146.4 million and $145.2 million of other liabilities included in other line items as of December 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Rental revenue, net	$671,500	$678,176	$804,423
Investment income	81,113	80,340	120,163
Other income	74,126	85,475	128,158
Total revenues	826,739	843,991	1,052,744
Expenses
Operating expenses, including related party expenses of $5,701 in 2022, $12,377 in 2021 and $12,643 in 2020	174,063	167,153	183,200
Real estate taxes	138,228	152,835	176,315
Operating lease rent	26,943	26,554	29,043
Interest expense, net of interest income	89,473	70,891	116,679
Amortization of deferred financing costs	7,817	11,424	11,794
Depreciation and amortization	215,306	216,869	313,668
Loan loss and other investment reserves, net of recoveries	—	2,931	35,298
Transaction related costs	409	3,773	503
Marketing, general and administrative	93,798	94,912	91,826
Total expenses	746,037	747,342	958,326
Equity in net loss from unconsolidated joint ventures	(57,958)	(55,402)	(25,195)
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(131)	(32,757)	2,961
Purchase price and other fair value adjustments	(8,118)	210,070	187,522
(Loss) gain on sale of real estate, net	(84,485)	287,417	215,506
Depreciable real estate reserves and impairments	(6,313)	(23,794)	(60,454)
Loss on early extinguishment of debt	—	(1,551)	—
Net (loss) income	(76,303)	480,632	414,758
Net loss (income) attributable to noncontrolling interests in other partnerships	(1,122)	1,884	(14,940)
Preferred unit distributions	(6,443)	(7,305)	(8,747)
Net (loss) income attributable to SLGOP	(83,868)	475,211	391,071
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net (loss) income attributable to SLGOP common unitholders	$(98,818)	$460,261	$376,121

Basic (loss) earnings per unit	$(1.49)	$6.57	$5.03
Diluted (loss) earnings per unit	$(1.49)	$6.50	$5.01

Basic weighted average common units outstanding	67,929	69,727	74,493
Diluted weighted average common units and common unit equivalents outstanding	67,929	70,769	75,078

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(76,303)	$480,632	$414,758
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	103,629	21,427	(39,743)
(Decrease) increase in unrealized value of marketable securities	(1,440)	104	(1,318)
Other comprehensive income (loss)	102,189	21,531	(41,061)
Comprehensive income	25,886	502,163	373,697
Net (income) loss attributable to noncontrolling interests	(1,122)	1,884	(14,940)
Other comprehensive (income) loss attributable to noncontrolling interests	(5,827)	(1,042)	2,299
Comprehensive income attributable to SLGOP	$18,937	$503,005	$361,056

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2019	$221,932	74,672	$5,247,868	$(28,485)	$75,883	$5,517,198
Cumulative adjustment upon adoption of ASC 326			(39,184)			(39,184)
Balance at January 1, 2020	$221,932	74,672	$5,208,684	$(28,485)	$75,883	$5,478,014
Net income			371,055		14,940	385,995
Acquisition of subsidiary interest from noncontrolling interest			(3,123)		1,587	(1,536)
Other comprehensive loss				(38,762)		(38,762)
Preferred distributions			(14,950)			(14,950)
DRSPP proceeds		16	1,006			1,006
Conversion of common units		95	8,744			8,744
Reallocation of noncontrolling interests in the operating partnership			32,598			32,598
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(33)	25,271			25,271
Repurchases of common units		(8,276)	(532,262)			(532,262)
Contributions to consolidated joint venture interests					12,477	12,477
Cash distributions to noncontrolling interests					(78,855)	(78,855)
Cash distributions declared ($4.9374 per common unit, none of which represented a return of capital for federal income tax purposes)			(341,945)			(341,945)
Balance at December 31, 2020	$221,932	66,474	$4,755,078	$(67,247)	$26,032	$4,935,795
Net income			449,754		(1,884)	447,870
Other comprehensive income				20,489		20,489
Preferred distributions			(14,950)			(14,950)
DRSPP proceeds		11	738			738
Reallocation of noncontrolling interest in the operating partnership			(9,851)			(9,851)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		108	32,583			32,583
Repurchases of common units		(4,474)	(337,624)			(337,624)
Proceeds from stock options exercised		12	818			818
Contributions to consolidated joint venture interests					336	336
Sale of interest in partially owned entity					(4,476)	(4,476)
Cash distributions to noncontrolling interests					(6,631)	(6,631)
Issuance of special distribution paid in units		1,974	123,529			123,529
Cash distributions declared ($6.2729 per common unit, none of which represented a return of capital for federal income tax purposes)			(410,373)			(410,373)
Balance at December 31, 2021	$221,932	64,105	$4,589,702	$(46,758)	$13,377	$4,778,253
Net loss			(78,074)		1,122	(76,952)
Acquisition of subsidiary interest from noncontrolling interest			(29,742)		(75)	(29,817)
Other comprehensive income				96,362		96,362
Preferred distributions			(14,950)			(14,950)
DRSPP proceeds		11	525			525
Reallocation of noncontrolling interest in the operating partnership			39,974			39,974
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		274	32,034			32,034
Repurchases of common units		(1,971)	(151,197)			(151,197)
Contributions to consolidated joint venture interests					52,164	52,164
Cash distributions to noncontrolling interests					(4,699)	(4,699)
Issuance of special distribution paid in units		1,961	160,620			160,620
Cash distributions declared ($3.6896 per common unit, none of which represented a return of capital for federal income tax purposes)			(235,395)			(235,395)
Balance at December 31, 2022	$221,932	64,380	$4,313,497	$49,604	$61,889	$4,646,922

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net (loss) income	$(76,303)	$480,632	$414,758
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	223,123	228,293	325,462
Equity in net loss from unconsolidated joint ventures	57,958	55,402	25,195
Distributions of cumulative earnings from unconsolidated joint ventures	780	824	679
Equity in net loss (gain) on sale of interest in unconsolidated joint venture interest/real estate	131	32,757	(2,961)
Purchase price and other fair value adjustments	8,118	(210,070)	(187,522)
Depreciable real estate reserves and impairments	6,313	23,794	60,454
Loss (gain) on sale of real estate, net	84,485	(287,417)	(215,506)
Loan loss reserves and other investment reserves, net of recoveries	—	2,931	35,298
Loss on early extinguishment of debt	—	1,551	—
Deferred rents receivable	(5,749)	(6,701)	(7,582)
Non-cash lease expense	22,403	17,234	11,984
Other non-cash adjustments	(5,676)	37,164	15,178
Changes in operating assets and liabilities:
Tenant and other receivables	14,370	(20,561)	(17,074)
Related party receivables	6,666	(8,727)	1,451
Deferred lease costs	(21,792)	(10,117)	(20,900)
Other assets	(27,343)	20,345	(26,137)
Accounts payable, accrued expenses, other liabilities and security deposits	(30,839)	(66,387)	132,171
Deferred revenue	18,332	(1,727)	20,657
Change in lease liability - operating leases	1,111	(33,241)	(11,369)
Net cash provided by operating activities	276,088	255,979	554,236
Investing Activities
Acquisitions of real estate property	$(64,491)	$(152,791)	$(86,846)
Additions to land, buildings and improvements	(300,770)	(302,486)	(458,140)
Investments in unconsolidated joint ventures	(184,518)	(88,872)	(70,315)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	141,742	770,604	124,572
Net proceeds from disposition of real estate/joint venture interest	626,364	651,594	1,112,382
Cash and restricted cash assumed from acquisition of real estate investment	60,494	—	—
Cash assumed from consolidation of real estate investment	—	9,475	—
Proceeds from sale or redemption of marketable securities	15,626	4,528	—
Purchases of marketable securities	—	(10,000)	—
Other investments	1,432	40,200	32,479
Origination of debt and preferred equity investments	(51,367)	(95,695)	(360,953)
Repayments or redemption of debt and preferred equity investments	181,293	167,024	763,251

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net cash provided by investing activities	425,805	993,581	1,056,430

Financing Activities
Proceeds from mortgages and other loans payable	$381,980	$39,689	$1,181,892
Repayments of mortgages and other loans payable	(292,364)	(375,044)	(1,186,828)
Proceeds from revolving credit facility and senior unsecured notes	1,524,000	1,488,000	1,495,000
Repayments of revolving credit facility and senior unsecured notes	(1,864,000)	(1,808,000)	(1,875,000)
Proceeds from stock options exercised and DRSPP issuance	525	1,556	1,006
Repurchase of common units	(151,197)	(341,403)	(528,483)
Redemption of preferred units	(17,967)	(6,040)	(82,750)
Redemption of OP units	(40,901)	(25,703)	(27,342)
Distributions to noncontrolling interests in other partnerships	(4,699)	(6,631)	(85,468)
Contributions from noncontrolling interests in other partnerships	52,164	336	12,477
Acquisition of subsidiary interest from noncontrolling interest	(29,817)	—	(1,536)
Distributions paid on common and preferred units	(278,408)	(286,824)	(306,648)
Other obligation related to secured borrowing	77,874	51,862	—
Tax withholdings related to restricted share awards	(3,915)	(2,990)	(4,752)
Deferred loan costs	(8,098)	(13,745)	(70,036)
Principal payments of on financing lease liabilities	—	(434)	(833)
Net cash used in financing activities	(654,823)	(1,285,371)	(1,479,301)
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,070	(35,811)	131,365
Cash, cash equivalents, and restricted cash at beginning of year	336,984	372,795	241,430
Cash, cash equivalents, and restricted cash at end of period	$384,054	$336,984	$372,795

Supplemental cash flow disclosures:
Interest paid	$169,519	$152,773	$201,348
Income taxes paid	$5,358	$4,405	$2,296

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of units in the Operating Partnership	$—	$—	$8,744
Redemption of units in the Operating Partnership for a joint venture sale	—	27,586	—
Exchange of preferred equity investment for real estate or equity in joint venture	190,652	—	119,497
Exchange of debt investment for real estate or equity in joint venture	193,995	9,468	122,796
Assumption of mortgage and mezzanine loans	1,712,750	60,000	—
Issuance of special distribution paid in units	160,620	121,418	—
Tenant improvements and capital expenditures payable	18,518	7,580	1,665
Fair value adjustment to noncontrolling interest in the Operating Partnership	39,974	9,851	32,598
Investment in joint venture	47,135	—	—
Deconsolidation of a subsidiary	—	66,837	854,437
Deconsolidation of a subsidiary mortgage	—	510,000	5,593
Mortgages assumed in connection with sale of real estate	—	—	250,000
Seller financed purchases	—	—	100,000
Debt and preferred equity investments	302	8,372	9,014
Transfer of assets related to assets held for sale	—	140,855	—

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reversal of assets held for sale	—	—	391,664
Transfer of liabilities related to assets held for sale	—	64,120	—
Extinguishment of debt in connection with property dispositions	—	53,548	—
Consolidation of real estate investment	—	119,444	—
Removal of fully depreciated commercial real estate properties	30,359	19,831	66,169
Sale of interest in partially owned entity	—	4,476	—
Distributions to noncontrolling interests	—	358	6,613
Share repurchase payable	—	—	3,779
Recognition of sales-type leases and related lease liabilities	—	—	119,725
Recognition of right of use assets and related lease liabilities	57,938	537,344	61,990
In December 2022, the Company declared a regular monthly distribution per share of $0.2708. This distribution was paid in January 2023. In December 2021, the Company declared a regular monthly distribution per share of $0.3108 that was paid in cash and a special distribution per share of $2.4392 that was paid entirely in stock. These distributions were paid in January 2022. In December 2020, the Company declared a regular monthly distribution per share of $0.3217 that was paid in cash and a special distribution per share of $1.7996 that was paid entirely in stock. These distributions were paid in January 2021.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2022	2021	2020
Cash and cash equivalents	$203,273	$251,417	$266,059
Restricted cash	180,781	85,567	106,736
Total cash, cash equivalents, and restricted cash	$384,054	$336,984	$372,795
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2022

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2022, noncontrolling investors held, in the aggregate, a 5.39% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On December 31, 2022, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated		Unconsolidated		Total
Location	Property Type		Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office		13	9,963,138	12	13,998,381	25	23,961,519	90.7%
	Retail		2	17,888	9	301,996	11	319,884	91.2%
	Development/Redevelopment	(1)	5	1,685,215	3	2,746,241	8	4,431,456	N/A
			20	11,666,241	24	17,046,618	44	28,712,859	90.7%
Suburban	Office		7	862,800	—	—	7	862,800	79.3%
Total commercial properties			27	12,529,041	24	17,046,618	51	29,575,659	90.3%
Residential:
Manhattan	Residential	(2)	1	140,382	—	—	1	140,382	89.5%
Total portfolio			28	12,669,423	24	17,046,618	52	29,716,041	90.3%
(1)The weighted average occupancy for commercial properties represents the total occupied square footage divided by the total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by the total available units. Properties under construction are not included in the calculation of weighted average occupancy.
(2)As of December 31, 2022, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
As of December 31, 2022, we also managed one office building owned by a third party encompassing approximately 0.3 million square feet (unaudited), and held debt and preferred equity investments with a book value of $623.3 million, excluding debt and preferred equity investments and other financing receivables totaling $8.5 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 years to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 year to 15 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 year to 15 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2022, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 6.3 years, 7.4 years, and 8.1 years, respectively.
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
December 31, 2022
Right of use assets - operating leases are amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent under ASC 842.
Depreciation expense (including amortization of right of use assets - financing leases) totaled $190.1 million, $187.3 million, and $277.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
For the years ended December 31, 2022 and 2020, we recognized $5.7 million and $5.9 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties. For the year ended December 31, 2021, we recognized a reduction of rental revenue of ($4.2 million) for the amortization of aggregate above-market leases in excess of below-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Identified intangible assets (included in other assets):
Gross amount	$403,552	$199,722
Accumulated amortization	(190,066)	(182,643)
Net (1)	$213,486	$17,079
Identified intangible liabilities (included in deferred revenue):
Gross amount	$361,338	$212,767
Accumulated amortization	(212,191)	(210,262)
Net (1)	$149,147	$2,505
(1)    As of December 31, 2022, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale. As of December 31, 2021, $1.8 million of net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.

The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2023	$(23,580)
2024	(14,878)
2025	(14,760)
2026	(11,775)
2027	(11,029)
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2023	$65,130
2024	38,982
2025	37,298
2026	31,381
2027	25,058

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of December 31, 2022, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326. We account for our equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.
As of December 31, 2022 and 2021, we held the following marketable securities (in thousands):

	December 31,
	2022	2021
Commercial mortgage-backed securities	$11,240	$24,146
Total marketable securities available-for-sale	$11,240	$24,146

Equity marketable securities	$—	$10,606
Total investment in marketable securities	$11,240	$34,752
The cost basis of the commercial mortgage-backed securities was $11.5 million and $23.0 million as of December 31, 2022 and 2021, respectively. These securities mature at various times through 2030. All securities were in an unrealized loss position as of December 31, 2022 with an unrealized loss of $0.3 million and fair market value of $11.2 million. The securities were in a continuous loss position for less than 12 months. All securities were in an unrealized gain position as of December 31, 2021 except for one security, which had an unrealized loss of $0.6 million and a fair market value of $7.2 million, and was in a continuous unrealized loss position for more than 12 months. This marketable security was sold at par during the year ended December 31, 2022. We do not intend to sell our other securities, and it is more likely than not that we will not be required to sell the investment before the recovery of their amortized cost basis.
During the year ended December 31, 2022, we received aggregate net proceeds of $7.8 million from the sale of one debt marketable security and $3.7 million from the repayment of one debt marketable security. During the year ended December 31, 2021, we received aggregate net proceeds of $4.5 million from the repayment of one debt marketable security. During the year ended December 31, 2020, we did not dispose of any debt marketable securities.
We held no equity marketable securities as of December 31, 2022 as we sold the one equity marketable security that was held as of December 31, 2021 during the year ended December 31, 2022, for which we received aggregate net proceeds of $4.2 million. We did not dispose of any equity marketable securities during the year ended December 31, 2021. We recognized $6.5 million of realized losses and $0.6 million of unrealized gains for the years ended December 31, 2022 and 2021, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
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
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2022.
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
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2022, 2021 and 2020, $6.6 million, $6.2 million, and $5.4 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
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
December 31, 2022
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
December 31, 2022
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
December 31, 2022
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
During the years ended December 31, 2022, 2021 and 2020, we recorded Federal, state and local tax provisions of $3.7 million, $2.8 million, and $1.2 million, respectively. For the year ended December 31, 2022, the Company paid distributions on its common stock of $6.17 per share which represented $2.56 per share of ordinary income and $1.17 per share of capital gains. For the year ended December 31, 2021, the Company paid distributions on its common stock of $8.09 per share which represented $0.50 per share of ordinary income, and $5.92 per share of capital gains. For the year ended December 31, 2020, the Company paid distributions on its common stock of $5.54 per share which represented $1.84 per share of ordinary income and $3.06 per share of capital gains.
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
December 31, 2022
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
December 31, 2022
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Paramount Global (formerly ViacomCBS Inc.), which accounted for 5.4% of our share of annualized cash rent as of December 31, 2022, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, as of December 31, 2022.
For the years ended December 31, 2022, 2021, and 2020, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	2022	Property	2021	Property	2020
One Vanderbilt Avenue	14.1%	11 Madison Avenue	10.8%	11 Madison Avenue	8.2%
245 Park Avenue	10.0%	420 Lexington Avenue	8.3%	420 Lexington Avenue	7.5%
11 Madison Avenue	7.8%	1515 Broadway	8.1%	1185 Avenue of the Americas	6.9%
420 Lexington Avenue	6.3%	1185 Avenue of the Americas	8.0%	1515 Broadway	6.6%
1515 Broadway	5.8%	280 Park Avenue	6.7%	220 East 42nd Street	5.9%
1185 Avenue of the Americas	5.1%	919 Third Avenue	5.3%	280 Park Ave	5.4%
280 Park Avenue	5.1%	485 Lexington Avenue	5.3%
		555 West 57th Street	5.2%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
As of December 31, 2022, 58.1% of our work force is covered by five collective bargaining agreements, and 44.1% of our work force is covered by collective bargaining agreements that expire before December 31, 2023. See Note 19, "Benefits Plans."
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
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting and then in January 2021, the FASB issued ASU No. 2021-01. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2024, which was extended from the original sunset date of December 31, 2022 when the FASB issued ASU No. 2022-06 in December 2022. The guidance may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The impact of this guidance did not have a material impact on the Company's consolidated financial statements.
3. Property Acquisitions
2022 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2022:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
245 Park Avenue (1)	September 2022	Fee Interest	1,782,793	$1,960.0

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
(1)On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. On July 8, 2022, certain of the debtors and affiliates of SL Green entered into a Plan Sponsorship and Investment Agreement (the "Plan"), pursuant to which SL Green became the stalking horse bidder for the property. Since the debtors did not receive any qualifying bids for the property and the Plan was confirmed, SL Green acquired full ownership and control of the property in September 2022, at which time our outstanding preferred equity and accrued interest balance were credited to our equity investment in the property. We recorded the assets acquired and liabilities assumed at fair value. See Note 5, "Debt and Preferred Equity Investments" and Note 16, "Fair Value Measurements."

2021 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2021:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
885 Third Avenue (1)	January 2021	Fee Interest	625,000	$387.9
461 Fifth Avenue (2)	June 2021	Fee Interest	200,000	28.0
1591-1597 Broadway	September 2021	Fee Interest	7,684	121.0
690 Madison Avenue (3)	September 2021	Fee Interest	7,848	72.2
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
(3)In September 2021, the Company was the successful bidder for the fee interest in 690 Madison Avenue at the foreclosure of the asset. The property previously served as collateral for a debt and preferred equity investment. We recorded the assets acquired and liabilities assumed at fair value. See Note 5, "Debt and Preferred Equity Investments" and Note 16, "Fair Value Measurements."
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
December 31, 2022
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of December 31, 2022, no properties were classified as held for sale.
As of December 31, 2021, 1080 Amsterdam Avenue and 707 Eleventh Avenue were classified as held for sale, as we entered into an agreement to sell the properties, which closed in the first quarter of 2022. The Company recorded a $15.0 million charge in connection with the classification of 707 Eleventh Avenue as held for sale, which is included in Depreciable real estate reserves and impairments in the consolidated statement of operations.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2022, 2021, and 2020:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet	Sales Price (1) (in millions)	(Loss) Gain on Sale (2) (in millions)
885 Third Avenue - Office Condominium Units (3)	December 2022	Fee / Leasehold Interest	414,317	$300.4	$(24.0)
609 Fifth Avenue	June 2022	Fee Interest	138,563	100.5	(80.2)
1591-1597 Broadway	May 2022	Fee Interest	7,684	121.0	(4.5)
1080 Amsterdam Avenue	April 2022	Leasehold Interest	85,250	42.7	17.9
707 Eleventh Avenue	February 2022	Fee Interest	159,720	95.0	(0.8)
110 East 42nd Street	December 2021	Fee Interest	215,400	117.1	3.6
590 Fifth Avenue	October 2021	Fee Interest	103,300	103.0	(3.2)
220 East 42nd Street (4)	July 2021	Fee Interest	1,135,000	783.5	175.1
635-641 Sixth Avenue	June 2021	Fee Interest	267,000	325.0	99.4
106 Spring Street (5)	March 2021	Fee Interest	5,928	35.0	(2.8)
133 Greene Street (5)	February 2021	Fee Interest	6,425	15.8	0.2
712 Madison Avenue (6)	January 2021	Fee Interest	6,600	43.0	(1.4)
30 East 40th Street	December 2020	Leasehold Interest	69,446	5.2	(1.6)
1055 Washington Boulevard	December 2020	Leasehold Interest	182,000	23.8	(11.5)
Williamsburg Terrace	December 2020	Fee Interest	52,000	32.0	11.8
410 Tenth Avenue	December 2020	Fee Interest	638,000	952.5	56.4
400 East 58th Street	September 2020	Fee Interest	140,000	62.0	8.3
609 Fifth Avenue - Retail Condominium	May 2020	Fee Interest	21,437	168.0	63.3
315 West 33rd Street - The Olivia	March 2020	Fee Interest	492,987	446.5	71.8
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The (losses) gains on sale are net of $11.2 million, $13.7 million, and $10.5 million of employee compensation accrued in connection with the realization of the investment dispositions during the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
(3)In December 2022, the Company sold 414,317 square feet of office leasehold condominium units at the property. The Company retained the remaining 218,796 square feet of the building.
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
(5)In March 2021, the property was foreclosed by the lender.
(6)Disposition resulted from the ground lessee exercising its purchase option under a ground lease arrangement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of year (1)	$1,088,723	$1,076,542
Debt investment originations/fundings/accretion (2)	62,992	193,824
Preferred equity investment originations/accretion (2)	37,505	13,220
Redemptions/sales/syndications/equity ownership/amortization	(565,940)	(201,446)
Net change in loan loss reserves	—	6,583
Balance at end of period (1)	$623,280	$1,088,723
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
Below is a summary of our debt and preferred equity investments as of December 31, 2022 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Maturity(1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Mezzanine Debt	$144,056	$144,402	L + 4.95 - 12.38%	$359,366	$367,461	7.00 - 14.30%	$503,422	$1,691,780	2023 - 2029
Preferred Equity	—	—	—	119,858	119,858	6.50%	119,858	250,000	2027
Balance at end of period	$144,056	$144,402		$479,224	$487,319		$623,280	$1,941,780
(1) Excludes available extension options to the extent they have not been exercised as of the date of this filing.
The following table is a roll forward of our total allowance for loan losses for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of year	$6,630	$13,213	$1,750
Cumulative adjustment upon adoption of ASC 326	—	—	27,803
Current period provision for loan loss	—	—	20,693
Write-offs charged against the allowance	—	(6,583)	(37,033)
Balance at end of period (1)	$6,630	$6,630	$13,213
(1)As of December 31, 2022, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $225.4 million.
As of December 31, 2022 and 2021, all debt and preferred equity investments were performing in accordance with their respective terms, with the exception of one investment with a carrying value, net of reserves, of $6.9 million, as discussed in the Debt Investments and Preferred Equity Investments tables further below.
No other financing receivables were 90 days past due as of December 31, 2022 and December 31, 2021.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of December 31, 2022 and 2021 (dollars in thousands):

Risk Rating	December 31, 2022	December 31, 2021
1 - Low Risk Assets - Low probability of loss	$264,069	$644,489
2 - Watch List Assets - Higher potential for loss	352,321	437,344
3 - High Risk Assets - Loss more likely than not	6,890	6,890
	$623,280	$1,088,723
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of December 31, 2022 (dollars in thousands):

	As of December 31,
Risk Rating	2022(1)	2021(1)	2020(1)	Prior(1)	Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$174,985	$89,084	$264,069
2 - Watch List Assets - Higher potential for loss	—	77,109	—	275,212	352,321
3 - High Risk Assets - Loss more likely than not	—	—	—	6,890	6,890
	$—	$77,109	$174,985	$371,186	$623,280
(1) Year in which the investment was originated or acquired by us or in which a material modification occurred.
We have determined that we have one portfolio segment of financing receivables as of December 31, 2022 and 2021 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $9.0 million and $10.5 million as of December 31, 2022 and 2021, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the years ended December 31, 2022 and 2021, respectively. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms. One loan with a carrying value of $5.8 million was put on non-accrual in July 2020 and remains on non-accrual as of December 31, 2022. No investment income has been recognized subsequent to it being put on non-accrual.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
Debt Investments
As of December 31, 2022 and 2021, we held the following debt investments with an aggregate weighted average current yield of 6.46%, as of December 31, 2022 (dollars in thousands):

Loan Type	December 31, 2022 Future Funding Obligations	December 31, 2022 Senior Financing	December 31, 2022 Carrying Value (1)	December 31, 2021 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3)	$—	$401,269	$225,367	$225,367	June 2023
Mezzanine Loan	—	283,293	77,109	66,873	June 2023
Mezzanine Loan (4)(5)	—	105,000	13,366	13,366	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Mezzanine Loan	—	—	—	43,521
Mortgage Loan	—	—	—	73,000
Mezzanine Loan (6)	—	—	—	55,250
Total fixed rate	$—	$969,562	$365,842	$527,377
Floating Rate Investments:
Mezzanine Loan	$—	$275,000	$50,000	$49,998	April 2023
Mezzanine Loan	3,761	54,000	8,243	8,050	May 2023
Mezzanine Loan	17,924	207,134	46,884	30,802	May 2023
Mezzanine Loan	—	186,084	39,083	37,511	July 2023
Mezzanine Loan (7)	—	—	—	133,735
Mortgage and Mezzanine Loan	—	—	—	34,874
Total floating rate	$21,685	$722,218	$144,210	$294,970
Allowance for loan loss	$—	$—	$(6,630)	$(6,630)
Total	$21,685	$1,691,780	$503,422	$815,717
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any extension options to the extent they have not been exercised as of the date of this filing.
(3)This loan was put on non-accrual in July 2020 and remains on non-accrual as of December 31, 2022. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower.
(4)Carrying value is net of a $12.0 million participation that was sold and did not meet the conditions for sale accounting, which is included in Other assets and Other liabilities on the consolidated balance sheets as a result.
(5)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of December 31, 2022. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower. Additionally, we determined the borrower entity to be a VIE in which we are not the primary beneficiary.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
Preferred Equity Investments
As of December 31, 2022 and 2021, we held the following preferred equity investments with an aggregate weighted average current yield of 6.55% as of December 31, 2022 (dollars in thousands):

Type	December 31, 2022 Future Funding Obligations	December 31, 2022 Senior Financing	December 31, 2022 Carrying Value (1)	December 31, 2021 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$250,000	$119,858	$112,234	February 2027
Preferred Equity (3)	—	—	—	160,772
Total Preferred Equity	$—	$250,000	$119,858	$273,006
Allowance for loan loss	$—	$—	$—	$—
Total	$—	$250,000	$119,858	$273,006
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.
(3)On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. On July 8, 2022, certain of the debtors and affiliates of SL Green entered into the Plan, pursuant to which SL Green became the stalking horse bidder for the property. Since the debtors did not receive any qualifying bids for the property and the Plan was confirmed, SL Green acquired full ownership and control of the property in September 2022, at which time our outstanding preferred equity and accrued interest balance were credited to our equity investment in the property. See Note 3, "Property Acquisitions."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2022, the book value of these investments was $3.2 billion, net of investments with negative book values totaling $110.2 million for which we have an implicit commitment to fund future capital needs.
As of December 31, 2022, 800 Third Avenue and 21 East 66th Street are VIEs in which we are not the primary beneficiary. As of December 31, 2021, 800 Third Avenue, 21 East 66th Street, and certain properties within the Stonehenge Portfolio are VIEs in which we were not the primary beneficiary. Our net equity investment in these VIEs was $86.2 million as of December 31, 2022 and $85.6 million as of December 31, 2021. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
The table below provides general information on each of our joint ventures as of December 31, 2022:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Wharton Properties / Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor / Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street (3)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue (4)	Wharton Properties	50.00%	50.00%	69,214
121 Greene Street (5)	Wharton Properties	50.00%	50.00%	7,131
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea / Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza	RXR Realty / New York REIT	24.95%	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218
15 Beekman (6)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.27%	36.27%	12,946
One Madison Avenue (7)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	51.00%	1,135,000
450 Park Avenue (8)	Korean Institutional Investor / Israeli Institutional Investor	50.10%	25.10%	337,000
5 Times Square (9)	RXR Realty led investment group	31.55%	31.55%	1,131,735
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2022. Changes in ownership or economic interests within the current year are disclosed in the notes below.
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
(5)During the fourth quarter of 2022, the Company recorded a $6.3 million charge in connection with the pending sale of this investment for a gross consideration of approximately $14.0 million, which closed in February 2023. This charge is included in Depreciable real estate reserves and impairments in the consolidated statement of operations.
(6)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(7)In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million. The fair value of our investment was determined by the terms of the joint venture agreement governing the capitalization of the project. The partners have committed aggregate equity to the project totaling no less than $501.8 million and their ownership interest in the joint venture is based on their capital contributions, up to an aggregate maximum of 49.5%. As of December 31, 2022, the total of the two partners' ownership interests based on equity contributed was 40.0%. In 2021, the Company admitted an additional partner to the development project for a committed aggregate equity investment totaling no less than $259.3 million. The partner's indirect ownership interest in the joint venture is based on it's capital contributions, up to an aggregate maximum of 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at December 31, 2022 and 2021.
(8)The 50.1% ownership interest reflected in this table is comprised of our 25.1% economic interest and a 25.0% economic interest held by a third-party. The third-party's economic interest is held within a joint venture that we consolidate and recognize in Noncontrolling interests in other partnerships on our consolidated balance sheet. An additional third-party owns the remaining 49.9% economic interest in the property.
(9)In September 2022, the Company converted its mezzanine loan position secured by the equity interest in 5 Times Square to an equity interest in a joint venture partnership with the existing equity holders. See Note 5, " Debt and Preferred Equity Investments."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022

Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2022, 2021, and 2020:

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in millions)	(Loss) Gain on Sale (in millions) (1) (2)
Stonehenge Portfolio	Various	April 2022	$1.0	$—
400 East 57th Street (3)	41.00%	September 2021	133.5	(1.0)
605 West 42nd Street - Sky	20.00%	June 2021	858.1	8.9
55 West 46th Street - Tower 46	25.00%	March 2021	275.0	(15.2)
885 Third Avenue (4)	N/A	January 2021	N/A	N/A
333 East 22nd Street	33.33%	December 2020	1.6	3.0
(1)Represents the Company's share of the gain or loss
(2)For the year ended December 31, 2021, the (losses) gains on sale are net of $1.4 million of employee compensation accrued in connection with the realization of the investment dispositions. There were no amounts accrued for employee compensation in the years ended December 31, 2022 and 2020. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
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

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of December 31, 2022 and 2021, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022

Property	Economic Interest (1)	Current Maturity Date	Final Maturity Date (2)	Interest Rate (3)		December 31, 2022	December 31, 2021
Fixed Rate Debt:
717 Fifth Avenue	10.92%	July 2022 (4)	July 2022 (4)		5.02%	$655,328	$655,328
650 Fifth Avenue	50.00%	April 2023	April 2023		5.45%	65,000	—
21 East 66th Street	32.28%	April 2023	April 2028		3.60%	12,000	12,000
919 Third Avenue	51.00%	June 2023	June 2023		5.12%	500,000	500,000
220 East 42nd Street	51.00%	June 2023	June 2025		5.75%	510,000	—
280 Park Avenue	50.00%	September 2023	September 2024		5.81%	1,200,000	—
5 Times Square	31.55%	September 2024	September 2026		7.00%	400,000	—
10 East 53rd Street	55.00%	February 2025	February 2025		5.35%	220,000	—
1515 Broadway	56.87%	March 2025	March 2025		3.93%	782,321	801,845
450 Park Avenue	25.10%	June 2025	June 2027		6.10%	267,000	—
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
One Madison Avenue (5)	25.50%	November 2025	November 2026		3.94%	467,008	—
800 Third Avenue	60.52%	February 2026	February 2026		3.48%	177,000	177,000
Worldwide Plaza	24.95%	November 2027	November 2027		3.98%	1,200,000	1,200,000
One Vanderbilt Avenue	71.01%	July 2031	July 2031		2.95%	3,000,000	3,000,000
650 Fifth Avenue						—	275,000
Stonehenge Portfolio						—	195,493
Total fixed rate debt						$10,855,657	$8,216,666

Floating Rate Debt:
1552 Broadway	50.00%	December 2022 (6)	December 2022 (6)	L+	2.65%	$193,132	$193,132
11 West 34th Street	30.00%	January 2023 (7)	January 2023 (7)	L+	1.45%	23,000	23,000
650 Fifth Avenue	50.00%	April 2023	April 2023	S+	2.50%	210,000	—
121 Greene Street	50.00%	May 2023	May 2023	S+	2.10%	12,550	13,228
115 Spring Street	51.00%	September 2023	September 2023	L+	3.40%	65,550	65,550
2 Herald Square	51.00%	November 2023	November 2023	S+	2.06%	182,500	200,989
100 Park Avenue	49.90%	December 2023	December 2025	L+	2.25%	360,000	360,000
15 Beekman (8)	20.00%	January 2024	July 2025	L+	1.50%	86,738	43,566
5 Times Square	31.55%	September 2024	September 2026	S+	5.77%	495,924	—
21 East 66th Street	32.28%	June 2033	June 2033	T+	2.75%	586	632
220 East 42nd Street						—	510,000
280 Park Avenue						—	1,200,000
10 East 53rd Street						—	220,000
One Madison Avenue						—	169,629
Total floating rate debt						$1,629,980	$2,999,726
Total joint venture mortgages and other loans payable						$12,485,637	$11,216,392
Deferred financing costs, net						(136,683)	(130,516)
Total joint venture mortgages and other loans payable, net						$12,348,954	$11,085,876
(1)Economic interest represents the Company's interests in the joint venture as of December 31, 2022. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain conditions, including meeting tests based on the operating performance of the property.
(3)Interest rates as of December 31, 2022, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR ("L"), Term SOFR ("S") or 1-year Treasury ("T").

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
(4)This loan matured in July 2022. The Company is in discussions with the lender on a resolution.
(5)The loan is a $1.25 billion construction facility with an initial term of five years with one, one year extension option. Advances under the loan are subject to costs incurred. In conjunction with the loan, we provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.
(6)In January 2023, the maturity date of the loan was extended by one month.
(7)This loan matured in February 2023. The Company is in discussions with the lender on a resolution.
(8)This loan is a $125.0 million construction facility. Advances under the loan are subject to costs incurred.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $24.0 million, $19.6 million and $15.8 million from these services, net of our ownership share of the joint ventures, for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, as of December 31, 2022 and 2021, are as follows (in thousands):

	December 31, 2022	December 31, 2021
Assets (1)
Commercial real estate property, net	$15,989,642	$14,763,874
Cash and restricted cash	709,299	768,510
Tenant and other receivables, related party receivables, and deferred rents receivable	601,552	533,455
Other assets	2,551,426	1,776,030
Total assets	$19,851,919	$17,841,869
Liabilities and equity (1)
Mortgages and other loans payable, net	$12,348,954	$11,085,876
Deferred revenue/gain	1,077,901	1,158,242
Lease liabilities	1,000,356	980,595
Other liabilities	456,537	352,499
Equity	4,968,171	4,264,657
Total liabilities and equity	$19,851,919	$17,841,869
Company's investments in unconsolidated joint ventures	$3,190,137	$2,997,934
(1)As of December 31, 2022, $547.6 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2022, 2021, and 2020 are as follows (unaudited, in thousands):

	Year Ended December 31,
	2022	2021	2020
Total revenues	$1,339,364	$1,228,364	$1,133,217
Operating expenses	240,002	203,332	180,201
Real estate taxes	252,806	225,104	220,633
Operating lease rent	26,152	22,576	24,134
Interest expense, net of interest income	431,865	342,910	325,500
Amortization of deferred financing costs	27,754	31,423	20,427
Depreciation and amortization	465,100	484,130	407,834
Total expenses	$1,443,679	$1,309,475	$1,178,729
Loss on early extinguishment of debt	(467)	(2,017)	(194)
Net loss before (loss) gain on sale	$(104,782)	$(83,128)	$(45,706)
Company's equity in net loss from unconsolidated joint ventures	$(57,958)	$(55,402)	$(25,195)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
7. Deferred Costs
Deferred costs as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred leasing costs	$407,188	$400,419
Less: accumulated amortization	(286,031)	(275,924)
Deferred costs, net	$121,157	$124,495

8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of December 31, 2022 and 2021, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		December 31, 2022	December 31, 2021
Fixed Rate Debt:
719 Seventh Avenue	September 2023	September 2023		4.70%	$50,000	$—
7 Dey / 185 Broadway (3)	November 2023	November 2023		7.59%	200,000	—
420 Lexington Avenue	October 2024	October 2040		3.99%	283,064	288,660
100 Church Street	June 2025	June 2027		5.89%	370,000	—
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
245 Park Avenue	June 2027	June 2027		4.22%	1,712,750	—
100 Church Street					—	200,212
1080 Amsterdam					—	34,537
Total fixed rate debt					$3,165,814	$1,073,409
Floating Rate Debt:
7 Dey / 185 Broadway (3)	November 2023	November 2023	S+	2.85%	$10,148	$—
690 Madison Avenue	July 2024	July 2025	L+	1.50%	60,000	60,000
719 Seventh Avenue					—	50,000
609 Fifth Avenue					—	52,882
7 Dey / 185 Broadway (3)					—	198,169
Total floating rate debt					$70,148	$361,051
Total fixed rate and floating rate debt					$3,235,962	$1,434,460
Mortgages reclassed to liabilities related to assets held for sale					—	(34,537)
Total mortgages and other loans payable					$3,235,962	$1,399,923
Deferred financing costs, net of amortization					(8,399)	(5,537)
Total mortgages and other loans payable, net					$3,227,563	$1,394,386
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of December 31, 2022, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over the 30-day LIBOR ("L") or Term SOFR ("S"), unless otherwise specified.
(3)This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions, and has an initial three year term with two one year extension options. Both extension options were exercised in October 2021 and 2022, respectively. Advances under the loan are subject to incurred costs and funded equity requirements..
As of December 31, 2022 and 2021, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $3.8 billion and $2.1 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
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
Master Repurchase Agreement
The Company entered into a Master Repurchase Agreement, or MRA, known as the 2017 MRA, which provided us with the ability to sell certain mortgage investments with a simultaneous agreement to repurchase the same at a certain date or on demand. In April 2018, we increased the maximum facility capacity from $300.0 million to $400.0 million. The facility bore interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advanced rate. The facility matured in June 2022 and was not extended.
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, or the 2017 credit facility, and was originally entered into by the Company in November 2012, or the 2012 credit facility. As of December 31, 2022, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2022, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.

As of December 31, 2022, the applicable spread over adjusted Term SOFR plus 10 basis points was 105 basis points for the revolving credit facility, 120 basis points for Term Loan A, and 125 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. As of December 31, 2022, the facility fee was 25 basis points.
As of December 31, 2022, we had $2.0 million of outstanding letters of credit, $450.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $800.0 million under the 2021 credit facility. As of December 31, 2022 and December 31, 2021, the revolving credit facility had a carrying value of $443.2 million and $381.3 million, respectively, net of deferred financing costs. As of December 31, 2022 and December 31, 2021, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
2022 Term Loan
In October 2022, we entered into a term loan agreement, referred to as the 2022 term loan. As of December 31, 2022, the 2022 term loan consisted of a $400.0 million term loan with a maturity date of October 6, 2023. The 2022 term loan has one six-month as-of-right extension option to April 6, 2024. We also have an option, subject to customary conditions, to increase the capacity of the 2022 term loan to $500.0 million on or before January 7, 2023 without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. In January 2023, the 2022 term loan was increased by $25.0 million to $425.0 million.
As of December 31, 2022, the 2022 term loan bore interest at a spread over adjusted Term SOFR plus 10 basis points, ranging from 100 basis points to 180 basis points, in each case based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category. As of December 31, 2022, the applicable spread over adjusted Term SOFR plus 10 basis points was 140 basis points. As of December 31, 2022, the 2022 term loan had a carrying value of $398.2 million, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2022 term loan.
The 2022 term loan includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2022 and 2021, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2022 Unpaid Principal Balance	December 31, 2022 Accreted Balance	December 31, 2021 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date

December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
October 5, 2017 (3)	—	—	499,913	3.25%	5	October 2022
November 15, 2012	—	—	301,002	4.50%	10	December 2022
	$100,000	$100,000	$900,915
Deferred financing costs, net		(308)	(1,607)
	$100,000	$99,692	$899,308
(1)Interest rate as of December 31, 2022, taking into account interest rate hedges in effect during the period.
(2)Issued by the Company and the Operating Partnership as co-obligors.
(3)Issued by the Operating Partnership with the Company as the guarantor.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
Restrictive Covenants
The terms of the 2021 credit facility, 2022 term loan and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2022 and 2021, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, the 2022 term loan, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2022, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2023	$5,827	$260,148	$—	$—	$—	$—	$265,975	$1,155,465
2024	4,488	332,749	—	600,000	—	—	937,237	894,655
2025	—	370,000	—	—	—	100,000	470,000	1,466,750
2026	—	—	—	—	—	—	—	226,224
2027	—	2,262,750	450,000	1,000,000	—	—	3,712,750	299,417
Thereafter	—	—	—	50,000	100,000	—	150,000	2,130,404
	$10,315	$3,225,647	$450,000	$1,650,000	$100,000	$100,000	$5,535,962	$6,172,915
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense before capitalized interest	$166,493	$145,197	$185,934
Interest on financing leases	4,555	5,448	8,091
Interest capitalized	(82,444)	(78,365)	(75,167)
Amortization of discount on assumed debt	1,855	—	—
Interest income	(986)	(1,389)	(2,179)
Interest expense, net	$89,473	$70,891	$116,679

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
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
Income earned from the profit participation, which is included in Other income on the consolidated statements of operations, was $1.4 million, $1.7 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We also recorded expenses, inclusive of capitalized expenses, of $8.6 million, $14.0 million and $13.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from this entity of $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2022, 2021, and 2020 respectively.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the years ended December 31, 2022 and 2021 we recorded $3.0 million and $2.4 million, respectively, of rent expense under the lease. Additionally, in June 2021, we, through a wholly-owned subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for Summit One Vanderbilt, which commenced operations in October 2021. For the year ended December 31, 2022, we recorded $33.0 million of rent expense under the lease, including percentage rent, of which $22.8 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. For the year ended December 31, 2021, we recorded $5.0 million of rent expense under the lease with no percentage rent. See Note 20, "Commitments and Contingencies."
Other
We are entitled to receive fees for providing management, leasing, construction supervision, and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Due from joint ventures	$26,812	$28,204
Other	540	1,204
Related party receivables	$27,352	$29,408
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2022 and 2021, the noncontrolling interest unit holders owned 5.39%, or 3,670,343 units, and 5.57%, or 3,781,565 units, of the Operating Partnership, respectively. As of December 31, 2022, 3,670,343 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for twelve months ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Balance at beginning of period	$344,252	$358,262
Distributions	(16,272)	(15,749)
Issuance of common units	22,855	18,678
Redemption and conversion of common units	(40,901)	(53,289)
Net (loss) income	(5,794)	25,457
Accumulated other comprehensive income allocation	5,827	1,042
Fair value adjustment	(39,974)	9,851
Balance at end of period	$269,993	$344,252

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of December 31, 2022:

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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2022, no Subsidiary Series B Preferred Units have been issued.
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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the twelve months ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Balance at beginning of period	$196,075	$202,169
Issuance of preferred units	—	—
Redemption of preferred units	(17,967)	(6,040)
Dividends paid on preferred units	(6,198)	(6,760)
Accrued dividends on preferred units	6,033	6,706
Balance at end of period	$177,943	$196,075
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2022, 64,380,082 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
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
As of December 31, 2022, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2017	7,865,206	$107.81	7,865,206
Year ended 2018	9,187,480	$102.06	17,052,686
Year ended 2019	4,333,260	$88.69	21,385,946
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Year ended 2022	1,971,092	$76.69	36,107,719
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2022, 2021, and 2020, respectively (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Shares of common stock issued	10,839	10,387	16,181
Dividend reinvestments/stock purchases under the DRSPP	$525	$738	$1,006
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
SL Green's earnings per share for the years ended December 31, 2022, 2021, and 2020 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2022	2021	2020
Basic Earnings:
(Loss) income attributable to SL Green common stockholders	$(93,024)	$434,804	$356,105
Less: distributed earnings allocated to participating securities	(2,219)	(2,398)	(1,685)
Less: undistributed earnings allocated to participating securities	—	(192)	(137)
Net (loss) income attributable to SL Green common stockholders (numerator for basic earnings per share)	$(95,243)	$432,214	$354,283
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	2,039	1,685
Add back: undistributed earnings allocated to participating securities	—	192	137
Add back: Effect of dilutive securities (redemption of units to common shares)	(5,794)	25,457	20,016
(Loss) income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$(101,037)	$459,902	$376,121

	Year Ended December 31,
Denominator	2022	2021	2020
Basic Shares:
Weighted average common stock outstanding	63,917	65,740	70,397
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,012	3,987	4,096
Stock-based compensation plans	—	705	441
Contingently issuable shares	—	337	144
Diluted weighted average common stock outstanding	67,929	70,769	75,078
The Company has excluded 1,682,236 common stock equivalents from the calculation of diluted shares outstanding for the year ended December 31, 2022. The Company has excluded 948,017 and 1,676,825 of common stock equivalents from the calculation of diluted shares outstanding for the years ended December 31, 2021 and 2020, respectively.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and as of December 31, 2022 owned 64,380,082 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
Limited Partner Units
As of December 31, 2022, limited partners other than SL Green owned 3,670,343 common units of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2022, 2021, and 2020 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2022	2021	2020
Basic Earnings:
Net (loss) income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(98,818)	$460,261	$376,121
Less: distributed earnings allocated to participating securities	(2,219)	(2,398)	(1,685)
Less: undistributed earnings allocated to participating securities	—	(192)	(137)
Net (loss) income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$(101,037)	$457,671	$374,299
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	2,590	1,822
(Loss) income attributable to SLGOP common unitholders	$(101,037)	$460,261	$376,121

	Year Ended December 31,
Denominator	2022	2021	2020
Basic units:
Weighted average common units outstanding	67,929	69,667	74,493
Effect of Dilutive Securities:
Stock-based compensation plans	—	765	441
Contingently issuable units	—	337	144
Diluted weighted average common units outstanding	67,929	70,769	75,078
The Operating Partnership has excluded 1,682,236 common unit equivalents from the diluted units outstanding for the years ended December 31, 2022. The Operating Partnership has excluded 948,017 and 1,676,825 common unit equivalents from the diluted units outstanding for the years ended December 31, 2021 and 2020, respectively.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.59 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.84 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fifth amendment and restatement in June 2022 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 32,210,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 1, 2032, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2022, 6.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information. There were no options granted during the years ended December 31, 2022, 2021, and 2020.
A summary of the status of the Company's stock options as of December 31, 2022, 2021, and 2020 and changes during the years ended December 31, 2022, 2021, and 2020 are as follows:

	2022		2021		2020
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	394,089	$100.56	761,686	$105.76	977,745	$108.57
Exercised	—	—	(11,314)	72.30	—	—
Lapsed or canceled	(80,609)	112.14	(356,283)	112.56	(216,059)	118.49
Balance at end of year	313,480	$97.59	394,089	$100.56	761,686	$105.76
Options exercisable at end of year	313,480	$97.59	394,089	$100.56	760,743	$105.76
The remaining weighted average contractual life of the options outstanding was 1.9 years and the remaining average contractual life of the options exercisable was 1.9 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
During the years ended December 31, 2022, 2021, and 2020, we recognized no compensation expense related to options. As of December 31, 2022, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of December 31, 2022, 2021, and 2020 and changes during the years ended December 31, 2022, 2021, and 2020 are as follows:

	2022	2021	2020
Balance at beginning of year	3,459,363	3,337,545	3,362,456
Granted	314,995	141,515	8,693
Canceled	(16,184)	(19,697)	(33,604)
Balance at end of year	3,758,174	3,459,363	3,337,545
Vested during the year	118,255	122,759	125,064
Compensation expense recorded	$10,133,905	$8,497,054	$10,895,459
Total fair value of restricted stock granted during the year	$16,804,931	$9,214,531	$734,315
The fair value of restricted stock that vested during the years ended December 31, 2022, 2021, and 2020 was $9.7 million, $11.3 million and $12.5 million, respectively. As of December 31, 2022, there was $12.5 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $45.0 million and $55.0 million during the years ended December 31, 2022 and 2021, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2022, there was $45.7 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.6 years.
During the years ended December 31, 2022, 2021, and 2020, we recorded compensation expense related to bonus, time-based and performance-based awards of $43.5 million, $41.9 million, and $29.4 million, respectively.

For the years ended December 31, 2022, 2021, and 2020, $1.8 million, $2.1 million, and $2.2 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the year ended December 31, 2022, 27,436 phantom stock units and 9,571 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.7 million during the year ended December 31, 2022 related to the Deferred Compensation Plan. As of December 31, 2022, there were 192,638 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2022, 191,845 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive (loss) income by component as of December 31, 2022, 2021 and 2020 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain (loss) on derivative instruments (2)	Net unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2019	$(22,780)	$(7,982)	$2,277	$(28,485)
Other comprehensive loss before reclassifications	(48,532)	(7,573)	(1,256)	(57,361)
Amounts reclassified from accumulated other comprehensive loss	13,897	4,702	—	18,599
Balance at December 31, 2020	(57,415)	(10,853)	1,021	(67,247)
Other comprehensive income (loss) before reclassifications	14,908	(18,015)	96	(3,011)
Amounts reclassified from accumulated other comprehensive loss	16,626	6,874	—	23,500
Balance at December 31, 2021	(25,881)	(21,994)	1,117	(46,758)
Other comprehensive income (loss) before reclassifications	78,300	23,405	(1,359)	100,346
Amounts reclassified from accumulated other comprehensive income	(4,619)	635	—	(3,984)
Balance at December 31, 2022	$47,800	$2,046	$(242)	$49,604
(1)Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of December 31, 2022 and 2021, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive income (loss) relating to net unrealized gain (loss) on derivative instruments, was ($0.5 million) and ($0.6 million), respectively.
(2)Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net loss from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$11,240	$—	$11,240	$—
Interest rate cap and swap agreements (included in Other assets)	$57,660	$—	$57,660	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$10,142	$—	$10,142	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$24,146	$—	$24,146	$—
Interest rate cap and swap agreements (included in Other assets)	$1,896	$—	$1,896	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$29,912	$—	$29,912	$—
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
December 31, 2022
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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$623,280	(2)	$1,088,723	(2)

Fixed rate debt	$5,015,814	$4,784,691	$3,274,324	$3,336,463
Variable rate debt	520,148	519,669	801,051	800,672
Total debt	$5,535,962	$5,304,360	$4,075,375	$4,137,135
(1)Amounts exclude net deferred financing costs.
(2)As of December 31, 2022, debt and preferred equity investments had an estimated fair value ranging between $0.6 billion and $0.6 billion. As of December 31, 2021, debt and preferred equity investments had an estimated fair value ranging between $1.0 billion and $1.1 billion.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of December 31, 2022 and 2021. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of December 31, 2022 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$100,000	0.212%	January 2021	January 2023	Other Assets	$333
Interest Rate Swap	400,000	0.184%	January 2022	February 2023	Other Assets	1,453
Interest Rate Swap	50,000	0.633%	February 2022	February 2023	Other Assets	158
Interest Rate Cap	370,000	3.250%	December 2022	June 2023	Other Assets	2,471
Interest Rate Cap	370,000	3.250%	December 2022	June 2023	Other Liabilities	(2,465)
Interest Rate Swap	100,000	1.163%	November 2021	July 2023	Other Assets	2,133
Interest Rate Swap	200,000	1.133%	November 2021	July 2023	Other Assets	4,300
Interest Rate Cap	600,000	4.080%	September 2022	September 2023	Other Liabilities	(3,341)
Interest Rate Cap	50,000	3.500%	October 2022	September 2023	Other Assets	505
Interest Rate Swap	200,000	4.739%	November 2022	November 2023	Other Assets	104
Interest Rate Cap	196,717	3.500%	November 2022	November 2023	Other Assets	2,232
Interest Rate Cap	196,717	3.500%	November 2022	November 2023	Other Liabilities	(2,225)
Interest Rate Swap	150,000	2.700%	December 2021	January 2024	Other Assets	3,249
Interest Rate Swap	200,000	4.590%	November 2022	January 2024	Other Assets	593
Interest Rate Swap	200,000	4.511%	November 2022	January 2024	Other Assets	750
Interest Rate Swap	150,000	2.721%	December 2021	January 2026	Other Assets	5,848
Interest Rate Swap	200,000	2.762%	December 2021	January 2026	Other Assets	7,601
Interest Rate Swap	100,000	3.003%	February 2023	February 2027	Other Assets	3,264
Interest Rate Swap	100,000	2.833%	February 2023	February 2027	Other Assets	3,888
Interest Rate Swap	50,000	2.563%	February 2023	February 2027	Other Assets	2,441
Interest Rate Swap	200,000	2.691%	February 2023	February 2027	Other Assets	8,823
Interest Rate Swap	300,000	2.966%	July 2023	May 2027	Other Assets	7,514
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Liabilities	(1,900)
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Liabilities	(211)
						$47,518

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
During the year ended December 31, 2022, we recorded a loss of $1.7 million based on the changes in the fair value of interest rate caps we sold, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. No interest rate caps were sold during the years ended December 31, 2021 and 2020. During the years ended December 31, 2022, 2021, and 2020, we recorded losses of $0.3 million, $0.0 million, and $0.1 million, respectively, on the changes in the fair value, which is included in interest expense in the consolidated statements of operations.
The Company frequently has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2022, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $10.5 million. As of December 31, 2022, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $10.9 million as of December 31, 2022.
Gains and losses on terminated hedges are included in accumulated other comprehensive income (loss), and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($35.9 million) of the current balance held in accumulated other comprehensive income (loss) will be reclassified in interest expense and ($11.6 million) of the portion related to our share of joint venture accumulated other comprehensive income (loss) will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Year Ended December 31,				Year Ended December 31,
Derivative	2022	2021	2020		2022	2021	2020
Interest Rate Swaps/Caps	$83,162	$15,643	$(51,244)	Interest expense	$4,989	$(17,602)	$(14,569)
Share of unconsolidated joint ventures' derivative instruments	24,783	(19,400)	(7,977)	Equity in net loss from unconsolidated joint ventures	(673)	(7,582)	(4,911)
	$107,945	$(3,757)	$(59,221)		$4,316	$(25,184)	$(19,480)
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of December 31, 2022 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$23,000	4.750%	January 2021	January 2023		$—
Interest Rate Cap	220,000	4.000%	February 2022	February 2023		93
Interest Rate Cap	510,000	3.000%	December 2021	June 2023		4,220
Interest Rate Cap	267,000	4.000%	July 2022	August 2023		1,289
Interest Rate Cap	400,000	3.500%	September 2022	September 2023		3,839
Interest Rate Cap	1,075,000	4.080%	September 2022	September 2023		6,004
Interest Rate Cap	125,000	4.080%	September 2022	September 2023		698
Interest Rate Cap	118,670	0.490%	February 2022	May 2024		22,669
Interest Rate Cap	118,670	0.490%	February 2022	May 2024		22,652
Interest Rate Swap	177,000	1.669%	December 2022	February 2026		12,576
						$74,040
18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
Future minimum rents to be received over the next five years and thereafter for operating leases in effect at December 31, 2022 are as follows (in thousands):

2023	$596,648
2024	569,125
2025	543,287
2026	486,771
2027	415,123
Thereafter	1,718,650
$4,329,604
The components of lease income from operating leases in effect at December 31, 2022 and 2021 were as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Fixed lease payments	$594,541	$600,474
Variable lease payments	82,676	73,542
Total lease payments(1)	$677,217	$674,016
Amortization of acquired above and below-market leases	(5,717)	4,160
Total rental revenue	$671,500	$678,176
(1)Amounts include $222.1 million and $229.2 million of sublease income for the years ended December 31, 2022 and 2021, respectively.

The table below summarizes our investment in sales-type leases as of December 31, 2022:

Property	Year of Current Expiration	Year of Final Expiration (1)
15 Beekman (2)	2089	2089
(1)Reflects exercise of all available renewal options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
(2)In August 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company for the building at 15 Beekman. See Note 6, "Investments in Unconsolidated Joint Ventures."
Future minimum lease payments to be received over the next five years and thereafter for our sales-type leases with initial terms in excess of one year as of December 31, 2022 are as follows (in thousands):

Sales-type leases
2023	$3,133
2024	3,180
2025	3,228
2026	3,276
2027	3,325
Thereafter	200,169
Total minimum lease payments	$216,311
Amount representing interest	(111,988)
Investment in sales-type leases (1)	$104,323
(1)This amount is included in Other assets in our consolidated balance sheets.
The components of lease income from sales-type leases during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Interest income (1)	$4,389	$4,422
(1)These amounts are included in Other income in our consolidated statements of operations.
19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 27, 2020, September 28, 2021 and September 28, 2022, the actuary certified that for the plan years beginning July 1, 2020, July 1, 2021 and July 1, 2022, the Pension Plan was in critical or endangered status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2022. As of the date of this report, information was not yet available for the Pension Plan year ended June 30, 2022. For the Pension Plan years ended June 30, 2021 and 2020, the plan received contributions from employers totaling $290.1 million and $291.3 million, respectively. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. As of the date of this report, information was not yet available for the Health Plan year ended June 30, 2022. For the Health Plan years ended, June 30, 2021 and 2020, the plan received contributions from employers totaling $1.5 billion and $1.6 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
Contributions we made to the multi-employer plans for the years ended December 31, 2022, 2021 and 2020 are included in the table below (in thousands):

Benefit Plan	2022	2021	2020
Pension Plan	$1,952	$1,994	$2,480
Health Plan	6,386	6,333	7,688
Other plans	807	849	929
Total plan contributions	$9,145	$9,176	$11,097
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2022, 2021 and 2020, a matching contribution equal to 100% of the first 4% of annual compensation was made. For the years ended December 31, 2022, 2021 and 2020, we made matching contributions of $1.5 million, $1.5 million, and $1.7 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2022, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between July 2023 and January 2025. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total $3.4 million for 2023.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR"), within two property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
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
Belmont had loss reserves of $3.1 million and $2.9 million as of December 31, 2022 and 2021, respectively. Ticonderoga had no loss reserves as of December 31, 2022 and 2021.
Lease Arrangements
We are a tenant under leases for certain properties, including ground leases. These leases have expirations from 2033 to 2119, or 2043 to 2119 as fully extended. Certain leases offer extension options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and right of use asset.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
The table below summarizes our current lease arrangements as of December 31, 2022:

Property (1)	Year of Current Expiration	Year of Final Expiration (2)
711 Third Avenue (3)	2033	2083
1185 Avenue of the Americas	2043	2043
SL Green Headquarters at One Vanderbilt (4)	2043	2048
625 Madison Avenue	2043	2054
420 Lexington Avenue	2050	2080
Summit One Vanderbilt	2058	2070
15 Beekman (5)(6)	2119	2119
(1)All leases are classified as operating leases unless otherwise specified.
(2)Reflects exercise of all available extension options.
(3)The Company owns 50% of the fee interest.
(4)In March 2021, the Company commenced its lease for its corporate headquarters at One Vanderbilt. See note 10, "Related Party Transactions."
(5)The Company has an option to purchase the ground lease for a fixed price on a specific date. The lease is classified as a financing lease.
(6)In August 2020, the Company entered into a long-term sublease with an unconsolidated joint venture as part of the capitalization of the 15 Beekman development project. See Note 6, "Investments in Unconsolidated Joint Ventures."
The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of December 31, 2022 (in thousands):

	Financing leases	Operating leases
2023	$3,133	$52,220
2024	3,180	58,068
2025	3,228	58,207
2026	3,276	58,347
2027	3,325	58,358
Thereafter	200,169	1,334,570
Total minimum lease payments	$216,311	$1,619,770
Amount representing interest	(112,093)	—
Amount discounted using incremental borrowing rate	—	(724,670)
Total lease liabilities excluding liabilities related to assets held for sale	$104,218	$895,100
Total lease liabilities	$104,218	$895,100

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
The following table provides lease cost information for the Company's operating leases for the twelve months ended December 31, 2022 and 2021 (in thousands):

	Twelve Months Ended December 31,
Operating Lease Costs	2022	2021
Operating lease costs before capitalized operating lease costs	$33,773	$30,270
Operating lease costs capitalized	(6,830)	(3,716)
Operating lease costs, net (1)	$26,943	$26,554
(1)This amount is included in Operating lease rent in our consolidated statements of operations.
The following table provides lease cost information for the Company's financing leases for the twelve months ended December 31, 2022 and 2021 (in thousands):

	Twelve Months Ended December 31,
Financing Lease Costs	2022	2021
Interest on financing leases before capitalized interest	$4,555	$5,448
Interest on financing leases capitalized	—	—
Interest on financing leases, net (1)	4,555	5,448
Amortization of right-of-use assets (2)	22,112	660
Financing lease costs, net	$26,667	$6,108
(1)These amounts are included in Interest expense, net of interest income in our consolidated statements of operations.
(2)These amounts are included in Depreciation and amortization in our consolidated statements of operations.
As of December 31, 2022, the weighted-average discount rate used to calculate the lease liabilities was 4.51%. As of December 31, 2022, the weighted-average remaining lease term was 28 years, inclusive of purchase options expected to be exercised.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2022
21. Segment Information
The Company has two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contributions.
The primary sources of revenue are generated from tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, insurance, real estate taxes and, at certain properties, ground rent expense. See Note 5, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments.
Selected consolidated results of operations for the years ended December 31, 2022, 2021, and 2020, and selected asset information as of December 31, 2022 and 2021, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Years ended:
December 31, 2022	$745,626	$81,113	$826,739
December 31, 2021	763,651	80,340	843,991
December 31, 2020	932,581	120,163	1,052,744
Net (loss) income
Years ended:
December 31, 2022	$(132,283)	$55,980	$(76,303)
December 31, 2021	412,393	68,239	480,632
December 31, 2020	354,353	60,405	414,758
Total assets
As of:
December 31, 2022	$11,727,418	$628,376	$12,355,794
December 31, 2021	9,974,140	1,092,489	11,066,629
Interest costs for the debt and preferred equity segment include any actual costs incurred for borrowings on the 2017 MRA and the FHLB Facility. Interest is imputed on the investments that do not collateralize the 2017 MRA and the FHLB Facility using our weighted average corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because that segment does not have dedicated personnel and the use of personnel and resources is dependent on transaction volume between the two segments, which varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the years ended, December 31, 2022, 2021, and 2020 marketing, general and administrative expenses totaled $93.8 million, $94.9 million, and $91.8 million respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition (1)		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (2)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements (3)	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave	$283,064	$—	$333,499	$—	$225,456	$—	$558,955	$558,955	$205,225	1927	3/1998	Various
711 Third Avenue	—	19,844	115,769	—	71,773	19,844	187,542	207,386	81,265	1955	5/1998	Various
555 W. 57th Street	—	18,846	140,946	—	4,499	18,846	145,445	164,291	91,729	1971	1/1999	Various
461 Fifth Avenue	—	—	88,276	28,873	9,068	28,873	97,344	126,217	41,304	1988	10/2003	Various
750 Third Avenue	—	51,093	251,523	—	52,043	51,093	303,566	354,659	110,402	1958	7/2004	Various
625 Madison Avenue	—	—	291,319	—	146,707	—	438,026	438,026	150,321	1956	10/2004	Various
485 Lexington Avenue	450,000	78,282	452,631	—	(20,977)	78,282	431,654	509,936	189,131	1956	12/2004	Various
810 Seventh Avenue	—	114,077	550,819	—	5,483	114,077	556,302	670,379	232,822	1970	1/2007	Various
1185 Avenue of the Americas	—	—	791,106	—	131,034	—	922,140	922,140	375,907	1969	1/2007	Various
1350 Avenue of the Americas	—	90,941	431,517	—	8,487	90,941	440,004	530,945	182,958	1966	1/2007	Various
1-6 Landmark Square (4)	100,000	27,852	161,343	(6,939)	(27,266)	20,913	134,077	154,990	41,964	1973-1984	1/2007	Various
7 Landmark Square (4)	—	1,721	8,417	(1,337)	(6,240)	384	2,177	2,561	606	2007	1/2007	Various
100 Church Street	370,000	34,994	183,932	—	10,100	34,994	194,032	229,026	71,515	1959	1/2010	Various
125 Park Avenue	—	120,900	270,598	—	19,946	120,900	290,544	411,444	120,545	1923	10/2010	Various
19 East 65th Street	—	8,603	2,074	—	1,888	8,603	3,962	12,565	4	1929	01/2012	Various
304 Park Avenue	—	54,489	90,643	—	7,425	54,489	98,068	152,557	29,685	1930	6/2012	Various
760 Madison Avenue (5)	—	284,286	8,314	(2,450)	107,078	281,836	115,392	397,228	4,991	1996/2012	7/2014	Various
719 Seventh Avenue (6)	50,000	41,180	46,232	—	(4,724)	41,180	41,508	82,688	4,388	1927	7/2014	Various
110 Greene Street	—	45,120	228,393	—	4,166	45,120	232,559	277,679	49,982	1910	7/2015	Various
7 Dey / 185 Broadway (7)	210,148	45,540	27,865	—	204,968	45,540	232,833	278,373	2,658	1921	8/2015	Various
885 Third Avenue (8)	—	138,444	244,040	(138,444)	(136,174)	—	107,866	107,866	6,664	1986	07/2020	Various
690 Madison	60,000	13,820	51,732	—	28	13,820	51,760	65,580	2,044	1879	09/2021	Various
245 Park Avenue	1,712,750	505,458	1,394,584	—	14,597	505,458	1,409,181	1,914,639	20,877	1966	09/2022	Various
Other (9)	—	1,734	16,224	—	610,711	1,734	626,935	628,669	22,567
Total	$3,235,962	$1,697,226	$6,181,796	$(120,297)	$1,440,076	$1,576,927	$7,621,872	$9,198,799	$2,039,554
(1)Includes depreciable real estate reserves and impairments recorded subsequent to acquisition.
(2)All properties located in New York, New York unless otherwise noted.
(3)Includes right of use lease assets.
(4)Property located in Connecticut.
(5)Includes amounts attributable to the property at 762 Madison Avenue, which is part of this development project.
(6)We own a 75.0% interest in this property.
(7)Properties at 5-7 Dey Street, 183 Broadway, and 185 Broadway were demolished in preparation of the development site for the 7 Dey / 185 Broadway project.
(8)In December 2022, the Company sold 414,317 square feet of office leasehold condominium units at the property. The Company retained the remaining 218,796 square feet of the building.
(9)Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2022
(in thousands)
The changes in real estate for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Balance at beginning of year	$7,650,907	$7,355,079	$8,784,567
Property acquisitions	1,900,042	124,103	178,635
Improvements	335,413	296,876	481,327
Retirements/disposals/deconsolidation	(687,563)	(125,151)	(2,089,450)
Balance at end of year	$9,198,799	$7,650,907	$7,355,079
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes as of December 31, 2022 was $6.4 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Balance at beginning of year	$1,896,199	$1,956,077	$2,060,560
Depreciation for year	175,465	174,219	270,843
Retirements/disposals/deconsolidation	(32,110)	(234,097)	(375,326)
Balance at end of year	$2,039,554	$1,896,199	$1,956,077

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Realty Corp.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Realty Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
February 16, 2023

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Operating Partnership, L.P.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Operating Partnership, L.P. (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Operating Partnership and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
February 16, 2023

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2023, or the 2023 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

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

INDEX TO EXHIBITS

3.1	Articles of Restatement, incorporated by reference to the Company's Form 10-Q, dated July 11, 2014, filed with the SEC on August 11, 2014.
3.2	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to the Company’s Form 8-K, dated July 18, 2017, filed with the SEC on July 18, 2017.
3.3	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.4	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.5	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.6	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.7	Fifth Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
3.8	First Amendment to Fifth Amended and Restated Bylaws of the Company, effective as of May 11, 2020, incorporated by reference to the Company's Form 8-K, dated May 11, 2020, filed with the SEC on May 13, 2020.
3.9	Articles Supplementary Electing that SL Green Realty Corp. be Subject to Maryland General Corporations Law Section 3-804(c), incorporated by reference to the Company's Form 8-K, dated September 16, 2009, filed with the SEC on September 16, 2009.
3.10	Articles Supplementary reclassifying 4,600,000 shares of 8.0% Series A Convertible Cumulative Preferred Stock, 1,300,000 shares of Series B Junior Participating Preferred Stock and 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock into authorized preferred stock without further designation, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.11	Articles Supplementary classifying and designating 9,200,000 shares of the Company's 6.50% Series I Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.12	First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.13	First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated May 14, 1998, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.14	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on July 31, 2002.
3.15	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
3.16	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
3.17	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.
3.18	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 31, 2012, incorporated by reference to the Company's Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.
3.19	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.
3.20	Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 10, 2012, incorporated by reference to the Company's Form 8-K, dated August 10, 2012, filed with the SEC on August 10, 2012.
3.21	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.22	Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.
3.23	Eighteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 25, 2015, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.
3.24	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.25	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.26	Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.27	Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.28	Twenty-Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 17, 2016, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
3.29	Twenty-Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of May 1, 2019, incorporated by reference to the Company's Form 8-K, dated as of May 3, 2019, filed with the SEC on May 3, 2019.
3.30	Twenty-Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 8, 2020, incorporated by reference to the Company's Form 8-K, dated as of January 14, 2020, filed with the SEC on January 14, 2020.
3.31	Twenty-Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of December 20, 2021, incorporated by reference to the Company's Form 8-K, dated as of December 20, 2021, filed with the SEC on December 22, 2021.
3.32	Twenty-Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 26, 2022, incorporated by reference to the Company's Form 8-K, dated as of October 26, 2022, filed with the SEC on October 28, 2022.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
4.2	Form of stock certificate evidencing the 6.50% Series I Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
4.3	Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.4	Second Supplemental Indenture, dated as of November 15, 2012, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.
4.5	Form of 4.50% Senior Note due 2022 of the Company, the Operating Partnership and ROP, as Co-Obligors, incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.
4.6	Third Supplemental Indenture, dated as of December 28, 2018, among SL Green Realty Corp., SL Green Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of August 5, 2011, among SL Green Realty Corp., SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated December 28, 2018, filed with the SEC on January 2, 2019.
4.7	Junior Subordinated Indenture, dated as of June 30, 2005, between the Operating Partnership and JPMorgan Chase Bank, National Association, as Trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
4.8	Indenture, dated as of October 5, 2017, among the Company, the Operating Partnership, ROP and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.

4.9	First Supplemental Indenture, dated as of October 5, 2017, among the Operating Partnership, as Issuer, the Company and ROP, as Guarantors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.10	Form of 3.250% Senior Note due 2022 of the Operating Partnership, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.11	Description of the registrant's securities registered pursuant to section 12 of the Securities and Exchange Act of 1934, filed herewith
10.1	Amended and Restated Agreement of Limited Partnership of ROP, dated December 6, 1995, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.2	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of Wyoming Acquisition GP LLC, incorporated by reference to ROP's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.
10.3	Form of Articles of Incorporation and Bylaws of S.L. Green Management Corp., incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.4	Form of Registration Rights Agreement between the Company and the persons named therein, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.5	Amended and Restated Trust Agreement among the Operating Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.6	SL Green Realty Corp. Fifth Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on April 21, 2022
10.7	Amended and Restated Non-Employee Directors' Deferral Program, dated December 13, 2017, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.8	Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.9	Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.
10.10	Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.11	Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 13, 2013.
10.12	Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.
10.13	Deferred Compensation Agreement (2014), dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.
10.14	Amended and Restated Employment and Noncompetition Agreement, dated as of February 4, 2021, by and between the Company and Matthew DiLiberto, incorporated by reference to the Company’s Form 8-K, dated February 4, 2021, filed with the SEC on February 5, 2021.
10.15	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.16	Letter Agreement, dated as of April 30, 2018, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated April 27, 2018, filed with the SEC on May 3, 2018.
10.17	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.

10.18	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.19	Chairman Emeritus Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
10.20	Third Amended and Restated Credit Agreement, dated as of December 6, 2021, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as joint lead arrangers and joint bookrunners for the Revolving Credit Facility and Term Loan A Facility, BofA Securities, Inc. BMO Capital Markets Corp. and The Bank of New York Mellon, as joint lead arrangers for the Revolving Credit Facility and Term Loan A Facility, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term Loan A Facility, Deutsche Bank Securities Inc., TD Bank N.A., Bank of America, N.A., Bank of Montreal and The Bank of New York Mellon, as documentation agents for the Revolving Credit Facility and Term Loan A Facility, Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Term Loan B Facility, U.S. Bank National Association, as syndication agent for the Term Loan B Facility, Wells Fargo Bank, National Association, as sustainability agent, and the other lenders and agents a party thereto, incorporated by reference to the Company's Form 8-K, dated December 6, 2021, filed with the SEC on December 8, 2021.
21.1	Subsidiaries of SL Green Realty Corp., filed herewith.
21.2	Subsidiaries of SL Green Operating Partnership L.P., filed herewith.
23.1	Consent of Ernst & Young LLP for SL Green Realty Corp., filed herewith.
23.2	Consent of Ernst & Young LLP for SL Green Operating Partnership, L.P., filed herewith.
24.1	Power of Attorney for SL Green Realty Corp., included on the signature page of this Form 10-K.
24.2	Power of Attorney for SL Green Operating Partnership, L.P., included on the signature page of this Form 10-K.
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements, detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 16, 2023		Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 16, 2023
Marc Holliday

/s/ Andrew W. Mathias	President and Director	February 16, 2023
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2023
Matthew J. DiLiberto

/s/ Stephen L. Green	Director	February 16, 2023
Stephen L. Green

/s/ John H. Alschuler Jr.	Director	February 16, 2023
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director	February 16, 2023
Edwin T. Burton, III

/s/ John S. Levy	Director	February 16, 2023
John S. Levy

/s/ Craig M. Hatkoff	Director	February 16, 2023
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director	February 16, 2023
Betsy S. Atkins

/s/ Lauren B. Dillard	Director	February 16, 2023
Lauren B. Dillard

/s/ Carol Brown	Director	February 16, 2023
Carol Brown

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 16, 2023	By:	Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors and Chief Executive Officer of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 16, 2023
Marc Holliday

/s/ Andrew W. Mathias	President and Director of SL Green, the sole general partner of the Operating Partnership	February 16, 2023
Andrew W. Mathias

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 16, 2023
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	February 16, 2023
Stephen L. Green

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 16, 2023
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	February 16, 2023
Edwin T. Burton, III

/s/ John S. Levy	Director of SL Green, the sole general partner of the Operating Partnership	February 16, 2023
John S. Levy

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 16, 2023
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	February 16, 2023
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 16, 2023
Lauren B. Dillard

/s/ Carol Brown	Director of SL Green, the sole general partner of the Operating Partnership	February 16, 2023
Carol Brown