Form 10-Q
period 2023-09-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2023-11-06
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
As of November 2, 2023, 64,416,699 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of November 2, 2023, 306,808 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of September 30, 2023, the Company owns 93.96% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2023, noncontrolling investors held, in aggregate, a 6.04% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,090,370	$1,576,927
Building and improvements	3,605,247	4,903,776
Building leasehold and improvements	1,343,386	1,691,831
Right of use asset - operating leases	953,236	1,026,265
	6,992,239	9,198,799
Less: accumulated depreciation	(1,997,942)	(2,039,554)
	4,994,297	7,159,245
Cash and cash equivalents	189,750	203,273
Restricted cash	119,573	180,781
Investments in marketable securities	9,616	11,240
Tenant and other receivables	37,295	34,497
Related party receivables	9,723	27,352
Deferred rents receivable	262,808	257,887
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,638 and $1,811 and allowances of $13,520 and $6,630 in 2023 and 2022, respectively	334,327	623,280
Investments in unconsolidated joint ventures	3,152,752	3,190,137
Deferred costs, net	108,370	121,157
Other assets	472,071	546,945
Total assets (1)	$9,690,582	$12,355,794
Liabilities
Mortgages and other loans payable, net	$1,512,746	$3,227,563
Revolving credit facility, net	394,368	443,217
Unsecured term loans, net	1,243,649	1,641,552
Unsecured notes, net	99,769	99,692
Accrued interest payable	17,934	14,227
Other liabilities	453,349	236,211
Accounts payable and accrued expenses	146,332	154,867
Deferred revenue	136,063	272,248
Lease liability - financing leases	105,198	104,218
Lease liability - operating leases	887,412	895,100
Dividend and distributions payable	21,725	21,569
Security deposits	50,071	50,472
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,168,616	7,260,936

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	September 30, 2023	December 31, 2022
	(unaudited)
Commitments and contingencies
Noncontrolling interests in Operating Partnership	248,222	269,993
Preferred units	166,501	177,943

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2023 and December 31, 2022	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 65,458 and 65,440 issued and outstanding at September 30, 2023 and December 31, 2022, respectively (including 1,060 and 1,060 shares held in treasury at September 30, 2023 and December 31, 2022, respectively)	656	656
Additional paid-in-capital	3,813,758	3,790,358
Treasury stock at cost	(128,655)	(128,655)
Accumulated other comprehensive income	69,616	49,604
Retained earnings	62,406	651,138
Total SL Green stockholders' equity	4,039,713	4,585,033
Noncontrolling interests in other partnerships	67,530	61,889
Total equity	4,107,243	4,646,922
Total liabilities and equity	$9,690,582	$12,355,794

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $41.2 million and $41.2 million of land, $39.8 million and $41.0 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $5.2 million and $4.4 million of accumulated depreciation, $664.1 million and $599.2 million of other assets included in other line items, $50.0 million and $49.8 million of real estate debt, net, $0.0 million and $0.2 million of accrued interest payable, $— million and $— million of lease liabilities, and $304.7 million and $146.4 million of other liabilities included in other line items as of September 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenue, net	$150,991	$162,952	$531,978	$474,215
Investment income	9,689	29,513	27,849	69,808
Other income	12,540	19,991	58,038	57,842
Total revenues	173,220	212,456	617,865	601,865
Expenses
Operating expenses, including related party expenses of $2 and $3 in 2023, and $0 and $5,695 in 2022	49,585	45,011	148,606	127,151
Real estate taxes	31,195	35,111	112,463	96,677
Operating lease rent	7,253	7,388	20,209	20,429
Interest expense, net of interest income	27,440	21,824	109,714	51,854
Amortization of deferred financing costs	2,152	2,043	6,327	5,908
Depreciation and amortization	50,212	48,462	197,844	142,359
Loan loss and other investment reserves, net of recoveries	—	—	6,890	—
Transaction related costs	166	292	1,083	321
Marketing, general and administrative	22,873	21,276	69,132	69,574
Total expenses	190,876	181,407	672,268	514,273

Equity in net loss from unconsolidated joint ventures	(15,126)	(21,997)	(44,470)	(31,262)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	—	(79)	(131)
Purchase price and other fair value adjustments	10,183	(1,117)	(6,987)	(7,348)
Gain (loss) on sale of real estate, net	516	4,276	(27,813)	(61,104)
Depreciable real estate reserves and impairment	389	—	(305,527)	—
Net (loss) income	(21,694)	12,211	(439,279)	(12,253)
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	1,574	(491)	27,493	1,831
Noncontrolling interests in other partnerships	1,794	993	4,459	(2,269)
Preferred units distributions	(1,903)	(1,598)	(5,352)	(4,844)
Net (loss) income attributable to SL Green	(20,229)	11,115	(412,679)	(17,535)
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net (loss) income attributable to SL Green common stockholders	$(23,967)	$7,377	$(423,892)	$(28,748)

Basic (loss) earnings per share	$(0.38)	$0.11	$(6.63)	$(0.47)
Diluted (loss) earnings per share	$(0.38)	$0.11	$(6.63)	$(0.47)

Basic weighted average common shares outstanding	64,114	63,949	64,099	63,971
Diluted weighted average common shares and common share equivalents outstanding	68,296	68,897	68,274	69,249

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(21,694)	$12,211	$(439,279)	$(12,253)
Other comprehensive income:
Increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	12,799	50,488	23,062	111,378
(Decrease) increase in unrealized value of marketable securities	(181)	1,605	(1,625)	(642)
Other comprehensive income	12,618	52,093	21,437	110,736
Comprehensive (loss) income	(9,076)	64,304	(417,842)	98,483
Net loss (income) attributable to noncontrolling interests and preferred units distributions	1,465	(1,096)	26,600	(5,282)
Other comprehensive income attributable to noncontrolling interests	(771)	(3,114)	(1,425)	(6,404)
Comprehensive (loss) income attributable to SL Green	$(8,382)	$60,094	$(392,667)	$86,797

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2023	$221,932	64,387	$656	$3,805,704	$(128,655)	$57,769	$135,518	$66,909	$4,159,833
Net loss							(20,229)	(1,794)	(22,023)
Other comprehensive income						11,847			11,847
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		3		97					97
Reallocation of noncontrolling interest in the Operating Partnership							3,126		3,126
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		8		7,957					7,957
Contributions to consolidated joint venture interests								3,266	3,266
Cash distributions to noncontrolling interests								(851)	(851)
Cash distributions declared ($0.812 per common share, none of which represented a return of capital for federal income tax purposes)							(52,271)		(52,271)
Balance at September 30, 2023	$221,932	64,398	$656	$3,813,758	$(128,655)	$69,616	$62,406	$67,530	$4,107,243

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2022	$221,932	64,302	$655	$3,801,272	$(128,655)	$8,595	$779,999	$64,966	$4,748,764
Net income							11,115	(993)	10,122
Acquisition of subsidiary interest from noncontrolling interest				(29,742)				(75)	(29,817)
Other comprehensive income						48,979			48,979
Preferred dividends							(3,738)		(3,738)
DRSPP proceeds		3		140					140
Reallocation of noncontrolling interest in the Operating Partnership							28,624		28,624
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		11		8,616					8,616
Contributions to consolidated joint venture interests								817	817
Cash distributions to noncontrolling interests								(148)	(148)
Cash distributions declared ($0.932 per common share, none of which represented a return of capital for federal income tax purposes)							(60,138)		(60,138)
Balance at September 30, 2022	$221,932	64,316	$655	$3,780,286	$(128,655)	$57,574	$755,862	$64,567	$4,752,221

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2022	$221,932	64,380	$656	$3,790,358	$(128,655)	$49,604	$651,138	$61,889	$4,646,922
Net loss							(412,679)	(4,459)	(417,138)
Other comprehensive income						20,012			20,012
Preferred dividends							(11,213)		(11,213)
DRSPP proceeds		15		439					439
Reallocation of noncontrolling interest in the Operating Partnership							(8,072)		(8,072)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		3		22,961					22,961
Contributions to consolidated joint venture interests								11,714	11,714
Cash distributions to noncontrolling interests								(1,614)	(1,614)
Cash distributions declared ($2.437 per common share, none of which represented a return of capital for federal income tax purposes)							(156,768)		(156,768)
Balance at September 30, 2023	$221,932	64,398	$656	$3,813,758	$(128,655)	$69,616	$62,406	$67,530	$4,107,243

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2021	$221,932	64,105	$672	$3,739,409	$(126,160)	$(46,758)	$975,781	$13,377	$4,778,253
Net loss							(17,535)	2,269	(15,266)
Acquisition of subsidiary interest from noncontrolling interest				(29,742)				(75)	(29,817)
Other comprehensive income						104,332			104,332
Preferred dividends							(11,213)		(11,213)
DRSPP proceeds		6		339					339
Reallocation of noncontrolling interest in the Operating Partnership							23,539		23,539
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		215	3	22,144					22,147
Repurchases of common stock		(1,971)	(20)	(114,979)			(36,198)		(151,197)
Contributions to consolidated joint venture interests								52,164	52,164
Cash distributions to noncontrolling interests								(3,168)	(3,168)
Issuance of special dividend paid primarily in stock		1,961		163,115	(2,495)				160,620
Cash distributions declared ($2.797 per common share, none of which represented a return of capital for federal income tax purposes)							(178,512)		(178,512)
Balance at September 30, 2022	$221,932	64,316	$655	$3,780,286	$(128,655)	$57,574	$755,862	$64,567	$4,752,221

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(439,279)	$(12,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	204,171	148,267
Equity in net loss from unconsolidated joint ventures	44,470	31,262
Distributions of cumulative earnings from unconsolidated joint ventures	514	448
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	79	131
Purchase price and other fair value adjustments	6,987	7,348
Depreciable real estate reserves and impairment	305,527	—
Loss on sale of real estate, net	27,813	61,104
Loan loss reserves and other investment reserves, net of recoveries	6,890	—
Deferred rents receivable	(16,195)	(1,371)
Non-cash lease expense	15,477	17,332
Other non-cash adjustments	6,645	(11,950)
Changes in operating assets and liabilities:
Tenant and other receivables	(2,852)	7,800
Related party receivables	16,466	5,803
Deferred lease costs	(8,066)	(10,227)
Other assets	(13,254)	(35,114)
Accounts payable, accrued expenses, other liabilities and security deposits	23,655	21,345
Deferred revenue	9,978	17,208
Lease liability - operating leases	(7,688)	2,495
Net cash provided by operating activities	181,338	249,628
Investing Activities
Acquisitions of real estate property	—	(64,491)
Additions to land, buildings and improvements	(194,035)	(194,997)
Acquisition deposits and deferred purchase price	—	75,400
Investments in unconsolidated joint ventures	(119,522)	(146,598)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	108,884	92,217
Net proceeds from disposition of real estate/joint venture interest	547,605	353,853
Cash and restricted cash assumed from acquisition of real estate investment	—	60,494
Proceeds from sale or redemption of marketable securities	—	11,465
Other investments	(17,545)	1,619
Origination of debt and preferred equity investments	(53,703)	(40,053)
Repayments or redemption of debt and preferred equity investments	—	124,405
Net cash provided by investing activities	271,684	273,314

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2023	2022
Financing Activities
Proceeds from mortgages and other loans payable	—	381,980
Repayments of mortgages and other loans payable	(4,340)	(290,936)
Proceeds from revolving credit facility, term loans and unsecured notes	358,000	1,124,000
Repayments of revolving credit facility, term loans and unsecured notes	(808,000)	(1,364,000)
Proceeds from stock options exercised and DRSPP issuance	439	339
Repurchase of common stock	—	(151,197)
Redemption of preferred stock	(11,700)	(17,967)
Redemption of OP units	(8,900)	(35,316)
Distributions to noncontrolling interests in other partnerships	(1,614)	(3,168)
Contributions from noncontrolling interests in other partnerships	3,580	52,164
Acquisition of subsidiary interest from noncontrolling interest	—	(29,817)
Distributions to noncontrolling interests in the Operating Partnership	(11,225)	(12,635)
Dividends paid on common and preferred stock	(172,920)	(197,124)
Other obligations related to secured borrowing	129,656	77,874
Tax withholdings related to restricted share awards	—	(3,915)
Deferred loan costs	(729)	(5,130)
Net cash used in financing activities	(527,753)	(474,848)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(74,731)	48,094
Cash, cash equivalents, and restricted cash at beginning of year	384,054	336,984
Cash, cash equivalents, and restricted cash at end of period	$309,323	$385,078

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exchange of preferred equity investment for real estate or equity in joint venture	$—	$190,652
Exchange of debt investment for real estate or equity in joint venture	349,946	193,995
Assumption of mortgage and mezzanine loans	—	1,712,750
Issuance of special dividend paid primarily in stock	—	160,620
Tenant improvements and capital expenditures payable	—	18,518
Fair value adjustment to noncontrolling interest in the Operating Partnership	8,072	23,539
Deconsolidation of a subsidiary	101,351	—
Contribution to consolidated joint venture interest	8,134	—
Debt and preferred equity investments	—	302
Removal of fully depreciated commercial real estate properties	7,747	4,048
Recognition of right of use assets and related lease liabilities	—	57,938

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$189,750	$201,267
Restricted cash	119,573	183,811
Total cash, cash equivalents, and restricted cash	$309,323	$385,078
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,090,370	$1,576,927
Building and improvements	3,605,247	4,903,776
Building leasehold and improvements	1,343,386	1,691,831
Right of use asset - operating leases	953,236	1,026,265
	6,992,239	9,198,799
Less: accumulated depreciation	(1,997,942)	(2,039,554)
	4,994,297	7,159,245
Cash and cash equivalents	189,750	203,273
Restricted cash	119,573	180,781
Investments in marketable securities	9,616	11,240
Tenant and other receivables	37,295	34,497
Related party receivables	9,723	27,352
Deferred rents receivable	262,808	257,887
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,638 and $1,811 and allowances of $13,520 and $6,630 in 2023 and 2022, respectively	334,327	623,280
Investments in unconsolidated joint ventures	3,152,752	3,190,137
Deferred costs, net	108,370	121,157
Other assets	472,071	546,945
Total assets (1)	$9,690,582	$12,355,794
Liabilities
Mortgages and other loans payable, net	$1,512,746	$3,227,563
Revolving credit facility, net	394,368	443,217
Unsecured term loans, net	1,243,649	1,641,552
Unsecured notes, net	99,769	99,692
Accrued interest payable	17,934	14,227
Other liabilities	453,349	236,211
Accounts payable and accrued expenses	146,332	154,867
Deferred revenue	136,063	272,248
Lease liability - financing leases	105,198	104,218
Lease liability - operating leases	887,412	895,100
Dividend and distributions payable	21,725	21,569
Security deposits	50,071	50,472
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,168,616	7,260,936
Commitments and contingencies
Limited partner interests in SLGOP (4,139 and 3,670 limited partner common units outstanding at September 30, 2023 and December 31, 2022, respectively)	248,222	269,993
Preferred units	166,501	177,943

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2023	December 31, 2022
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2023 and December 31, 2022	221,932	221,932
SL Green partners' capital (685 and 680 general partner common units and 63,713 and 63,700 limited partner common units outstanding at September 30, 2023 and December 31, 2022, respectively)	3,748,165	4,313,497
Accumulated other comprehensive income	69,616	49,604
Total SLGOP partners' capital	4,039,713	4,585,033
Noncontrolling interests in other partnerships	67,530	61,889
Total capital	4,107,243	4,646,922
Total liabilities and capital	$9,690,582	$12,355,794

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $41.2 million and $41.2 million of land, $39.8 million and $41.0 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $5.2 million and $4.4 million of accumulated depreciation, $664.1 million and $599.2 million of other assets included in other line items, $50.0 million and $49.8 million of real estate debt, net, $0.0 million and $0.2 million of accrued interest payable, $— million and $— million of lease liabilities, and $304.7 million and $146.4 million of other liabilities included in other line items as of September 30, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental revenue, net	$150,991	$162,952	$531,978	$474,215
Investment income	9,689	29,513	27,849	69,808
Other income	12,540	19,991	58,038	57,842
Total revenues	173,220	212,456	617,865	601,865
Expenses
Operating expenses, including related party expenses of $2 and $3 in 2023, and $0 and $5,695 in 2022	49,585	45,011	148,606	127,151
Real estate taxes	31,195	35,111	112,463	96,677
Operating lease rent	7,253	7,388	20,209	20,429
Interest expense, net of interest income	27,440	21,824	109,714	51,854
Amortization of deferred financing costs	2,152	2,043	6,327	5,908
Depreciation and amortization	50,212	48,462	197,844	142,359
Loan loss and other investment reserves, net of recoveries	—	—	6,890	—
Transaction related costs	166	292	1,083	321
Marketing, general and administrative	22,873	21,276	69,132	69,574
Total expenses	190,876	181,407	672,268	514,273

Equity in net loss from unconsolidated joint ventures	(15,126)	(21,997)	(44,470)	(31,262)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	—	(79)	(131)
Purchase price and other fair value adjustments	10,183	(1,117)	(6,987)	(7,348)
Gain (loss) on sale of real estate, net	516	4,276	(27,813)	(61,104)
Depreciable real estate reserves and impairment	389	—	(305,527)	—
Net (loss) income	(21,694)	12,211	(439,279)	(12,253)
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	1,794	993	4,459	(2,269)
Preferred units distributions	(1,903)	(1,598)	(5,352)	(4,844)
Net (loss) income attributable to SLGOP	(21,803)	11,606	(440,172)	(19,366)
Perpetual preferred unit distributions	(3,738)	(3,738)	(11,213)	(11,213)
Net (loss) income attributable to SLGOP common unitholders	$(25,541)	$7,868	$(451,385)	$(30,579)

Basic (loss) earnings per unit	$(0.38)	$0.11	$(6.63)	$(0.47)
Diluted (loss) earnings per unit	$(0.38)	$0.11	$(6.63)	$(0.47)

Basic weighted average common units outstanding	68,296	68,037	68,274	68,075
Diluted weighted average common units and common unit equivalents outstanding	68,296	68,897	68,274	69,249

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(21,694)	$12,211	$(439,279)	$(12,253)
Other comprehensive income:
Increase in unrealized value of derivative instruments, including SLGOP's share of joint venture derivative instruments	12,799	50,488	23,062	111,378
(Decrease) increase in unrealized value of marketable securities	(181)	1,605	(1,625)	(642)
Other comprehensive income	12,618	52,093	21,437	110,736
Comprehensive (loss) income	(9,076)	64,304	(417,842)	98,483
Net loss (income) attributable to noncontrolling interests	1,794	993	4,459	(2,269)
Other comprehensive income attributable to noncontrolling interests	(771)	(3,114)	(1,425)	(6,404)
Comprehensive (loss) income attributable to SLGOP	$(8,053)	$62,183	$(414,808)	$89,810

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at June 30, 2023	$221,932	64,387	$3,813,223	$57,769	$66,909	$4,159,833
Net loss			(20,229)		(1,794)	(22,023)
Other comprehensive income				11,847		11,847
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		3	97			97
Reallocation of noncontrolling interests in the Operating Partnership			3,126			3,126
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		8	7,957			7,957
Contribution to consolidated joint venture interests					3,266	3,266
Cash distributions to noncontrolling interests					(851)	(851)
Cash distributions declared ($0.812 per common unit, none of which represented a return of capital for federal income tax purposes)			(52,271)			(52,271)
Balance at September 30, 2023	$221,932	64,398	$3,748,165	$69,616	$67,530	$4,107,243

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at June 30, 2022	$221,932	64,302	$4,453,271	$8,595	$64,966	$4,748,764
Net income			11,115		(993)	10,122
Acquisition of subsidiary interest from noncontrolling interest			(29,742)		(75)	(29,817)
Other comprehensive income				48,979		48,979
Preferred distributions			(3,738)			(3,738)
DRSPP proceeds		3	140			140
Reallocation of noncontrolling interests in the operating partnership			28,624			28,624
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		11	8,616			8,616
Contribution to consolidated joint venture interests					817	817
Cash distributions to noncontrolling interests					(148)	(148)
Cash distributions declared ($0.932 per common unit, none of which represented a return of capital for federal income tax purposes)			(60,138)			(60,138)
Balance at September 30, 2022	$221,932	64,316	$4,408,148	$57,574	$64,567	$4,752,221

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2022	$221,932	64,380	$4,313,497	$49,604	$61,889	$4,646,922
Net loss			(412,679)		(4,459)	(417,138)
Other comprehensive income				20,012		20,012
Preferred distributions			(11,213)			(11,213)
DRSPP proceeds		15	439			439
Reallocation of noncontrolling interests in the Operating Partnership			(8,072)			(8,072)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		3	22,961			22,961
Contributions to consolidated joint venture interests					11,714	11,714
Cash distributions to noncontrolling interests					(1,614)	(1,614)
Cash distributions declared ($2.437 per common unit, none of which represented a return of capital for federal income tax purposes)			(156,768)			(156,768)
Balance at September 30, 2023	$221,932	64,398	$3,748,165	$69,616	$67,530	$4,107,243

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2021	$221,932	64,105	$4,589,702	$(46,758)	$13,377	$4,778,253
Net loss			(17,535)		2,269	(15,266)
Acquisition of subsidiary interest from noncontrolling interest			(29,742)		(75)	(29,817)
Other comprehensive income				104,332		104,332
Preferred distributions			(11,213)			(11,213)
DRSPP proceeds		6	339			339
Reallocation of noncontrolling interests in the operating partnership			23,539			23,539
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		215	22,147			22,147
Repurchases of common stock		(1,971)	(151,197)			(151,197)
Contributions to consolidated joint venture interests					52,164	52,164
Cash distributions to noncontrolling interests					(3,168)	(3,168)
Issuance of special distribution paid primarily in units		1,961	160,620			160,620
Cash distributions declared ($2.797 per common unit, none of which represented a return of capital for federal income tax purposes)			(178,512)			(178,512)
Balance at September 30, 2022	$221,932	64,316	$4,408,148	$57,574	$64,567	$4,752,221

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(439,279)	$(12,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	204,171	148,267
Equity in net loss from unconsolidated joint ventures	44,470	31,262
Distributions of cumulative earnings from unconsolidated joint ventures	514	448
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	79	131
Purchase price and other fair value adjustments	6,987	7,348
Depreciable real estate reserves and impairment	305,527	—
Loss on sale of real estate, net	27,813	61,104
Loan loss reserves and other investment reserves, net of recoveries	6,890	—
Deferred rents receivable	(16,195)	(1,371)
Non-cash lease expense	15,477	17,332
Other non-cash adjustments	6,645	(11,950)
Changes in operating assets and liabilities:
Tenant and other receivables	(2,852)	7,800
Related party receivables	16,466	5,803
Deferred lease costs	(8,066)	(10,227)
Other assets	(13,254)	(35,114)
Accounts payable, accrued expenses, other liabilities and security deposits	23,655	21,345
Deferred revenue	9,978	17,208
Lease liability - operating leases	(7,688)	2,495
Net cash provided by operating activities	181,338	249,628
Investing Activities
Acquisitions of real estate property	—	(64,491)
Additions to land, buildings and improvements	(194,035)	(194,997)
Acquisition deposits and deferred purchase price	—	75,400
Investments in unconsolidated joint ventures	(119,522)	(146,598)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	108,884	92,217
Net proceeds from disposition of real estate/joint venture interest	547,605	353,853
Cash and restricted cash assumed from acquisition of real estate investment	—	60,494
Proceeds from sale or redemption of marketable securities	—	11,465
Other investments	(17,545)	1,619
Origination of debt and preferred equity investments	(53,703)	(40,053)
Repayments or redemption of debt and preferred equity investments	—	124,405
Net cash provided by investing activities	271,684	273,314

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Financing Activities
Proceeds from mortgages and other loans payable	—	381,980
Repayments of mortgages and other loans payable	(4,340)	(290,936)
Proceeds from revolving credit facility, term loans and unsecured notes	358,000	1,124,000
Repayments of revolving credit facility, term loans and unsecured notes	(808,000)	(1,364,000)
Proceeds from stock options exercised and DRSPP issuance	439	339
Repurchase of common units	—	(151,197)
Redemption of preferred units	(11,700)	(17,967)
Redemption of OP units	(8,900)	(35,316)
Distributions to noncontrolling interests in other partnerships	(1,614)	(3,168)
Contributions from noncontrolling interests in other partnerships	3,580	52,164
Acquisition of subsidiary interest from noncontrolling interest	—	(29,817)
Distributions paid on common and preferred units	(184,145)	(209,759)
Other obligations related to secured borrowing	129,656	77,874
Tax withholdings related to restricted share awards	—	(3,915)
Deferred loan costs	(729)	(5,130)
Net cash used in financing activities	(527,753)	(474,848)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(74,731)	48,094
Cash, cash equivalents, and restricted cash at beginning of year	384,054	336,984
Cash, cash equivalents, and restricted cash at end of period	$309,323	$385,078

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exchange of preferred equity investment for real estate or equity in joint venture	$—	$190,652
Exchange of debt investment for real estate or equity in joint venture	349,946	193,995
Assumption of mortgage and mezzanine loans	—	1,712,750
Issuance of special distribution paid primarily in units	—	160,620
Tenant improvements and capital expenditures payable	—	18,518
Fair value adjustment to noncontrolling interest in the Operating Partnership	8,072	23,539
Deconsolidation of a subsidiary	101,351	—
Contribution to consolidated joint venture interest	8,134	—
Debt and preferred equity investments	—	302
Removal of fully depreciated commercial real estate properties	7,747	4,048
Recognition of right of use assets and related lease liabilities	—	57,938
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$189,750	$201,267
Restricted cash	119,573	183,811
Total cash, cash equivalents, and restricted cash	$309,323	$385,078
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2023
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2023, noncontrolling investors held, in the aggregate, a 6.04% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On September 30, 2023, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Property Type		Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office		13		8,399,141	12	15,412,174	25	23,811,315	89.3%
	Retail		2		17,888	8	294,865	10	312,753	91.0%
	Development/Redevelopment	(1)	4	(2)	1,466,419	3	2,893,357	7	4,359,776	N/A
			19		9,883,448	23	18,600,396	42	28,483,844	N/A
Suburban	Office		7		862,800	—	—	7	862,800	77.4%
Total commercial properties			26		10,746,248	23	18,600,396	49	29,346,644	N/A
Residential:
Manhattan	Residential		1	(2)	140,382	1	221,884	2	362,266	99.0%
Total portfolio			27		10,886,630	24	18,822,280	51	29,708,910	N/A
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
(2)As of September 30, 2023, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of September 30, 2023, we also managed one office building owned by a third party encompassing approximately 0.3 million square feet (unaudited), and held debt and preferred equity investments with a book value of $334.3 million, excluding debt and preferred equity investments and other financing receivables totaling $8.3 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2023 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 of the Company and the Operating Partnership.
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
September 30, 2023
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
In April 2023, the ground rent appraisal proceeding concluded for our wholly-owned leasehold interest at 625 Madison Avenue. As a result of that proceeding, the ground rent was reset from the previous rent of $4.61 million per annum to a new rent of $20.25 million per annum, effective as of July 1, 2022. Following a strategic review of the property that addressed a range of relevant considerations, including the increase in ground rent to an amount substantially above what the Company believed was appropriate, the Company recorded a $305.9 million charge to write down the carrying value of its investment in the leasehold interest to zero in the quarter ending June 30, 2023, which is included in Depreciable real estate reserves and impairments in the consolidated statement of operations.
For the three months ended September 30, 2023, we recognized a reduction of rental revenue of ($0.1 million) for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the nine months ended September 30, 2023, we recognized additional rental revenue of $14.3 million for the amortization of aggregate below-market leases in excess of above-market leases. For the three and nine months ended September 30, 2022, we recognized additional rental revenue of $0.2 million and a reduction of rental revenue of ($0.1 million), respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Identified intangible assets (included in other assets):
Gross amount	$189,680	$403,552
Accumulated amortization	(184,491)	(190,066)
Net	$5,189	$213,486
Identified intangible liabilities (included in deferred revenue):
Gross amount	$205,394	$361,338
Accumulated amortization	(202,000)	(212,191)
Net	$3,394	$149,147
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of September 30, 2023, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326. We account for our equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.
As of September 30, 2023 and December 31, 2022, we held the following marketable securities (in thousands):

	September 30, 2023	December 31, 2022
Commercial mortgage-backed securities	$9,616	$11,240
Total investment in marketable securities	$9,616	$11,240
The cost basis of the commercial mortgage-backed securities was $11.5 million as of September 30, 2023 and December 31, 2022, respectively. These securities mature at various times through 2030. All securities were in an unrealized loss position as of September 30, 2023 and December 31, 2022 with an unrealized loss of $1.9 million and a fair value of $9.6 million as of September 30, 2023, and an unrealized loss of $0.3 million and a fair value of $11.2 million as of December 31, 2022. The securities were in a continuous unrealized loss position for less than 12 months as of September 30, 2023 and December 31, 2022. We do not intend to sell our other securities, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases.
We did not dispose of any debt marketable securities during three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, we received aggregate net proceeds of $7.8 million from the sale of one debt marketable security and $3.7 million from the repayment of one debt marketable security.
We held no equity marketable securities as of September 30, 2023 and December 31, 2022. We recognized $0.1 million of unrealized gain for the three months ended September 30, 2022 and $6.1 million of unrealized loss for the nine months ended September 30, 2022.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2023.
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
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
September 30, 2023
(unaudited)
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
September 30, 2023
(unaudited)
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
During the three and nine months ended September 30, 2023, we recorded Federal, state and local tax provisions totaling $2.5 million and $5.2 million, respectively. During the three months ended September 30, 2022, we recorded a Federal, state and local tax benefit of $0.1 million. During the nine months ended September 30, 2022, we recorded a Federal, state and local tax provision of $2.2 million.
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
September 30, 2023
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Paramount Global (formerly ViacomCBS Inc.), which accounted for 6.0% of our share of annualized cash rent as of September 30, 2023, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, for the three months ended September 30, 2023.
For the three months ended September 30, 2023, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended September 30, 2023
One Vanderbilt Avenue	15.6%
11 Madison Avenue	8.3%
420 Lexington Ave	6.8%
1515 Broadway	6.4%
245 Park Avenue	5.7%
280 Park Avenue	5.7%
1185 Avenue of the Americas	5.5%
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
In August 2023, the FASB issued ASU No. 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement. ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture's financial statements and reduce diversity in practice. The amendments require that a joint venture apply the following key adaptations from the business combinations guidance upon formation: (i) a joint venture is the formation of a new entity without an accounting acquirer, (ii) a joint venture measures its identifiable net assets and goodwill, if any, at the formation date, (iii) initial measurement of a joint venture's total net assets is equal to the fair value of 100 percent of the joint venture's equity, and (iv) a joint venture provides relevant disclosures. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted in any interim or annual period in which financial statements have not yet been issued, either prospectively or retrospectively. We are currently evaluating the impact of the adoption of ASU 2023-05 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
3. Property Acquisitions
During the nine months ended September 30, 2023, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of September 30, 2023, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties disposed of during the nine months ended September 30, 2023:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet	Sales Price (1) (in millions)	Loss on Sale (2) (in millions)
245 Park Avenue (3)	June 2023	Fee Interest	1,782,793	$1,995.0	$(28.3)
(1)Sales price represents the gross sales price for a property or the gross asset value for the sale of interests in a property.
(2)The loss on sale is net of $8.0 million of employee compensation accrued in connection with the realization of the investment. The amounts do not include adjustments for expenses recorded in periods subsequent to the quarter in which the disposition was consummated.
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
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Balance at beginning of year (1)	$623,280	$1,088,723
Debt investment originations/fundings/accretion (2)	61,845	62,992
Preferred equity investment originations/accretion (2)	6,039	37,505
Redemptions/sales/syndications/equity ownership/amortization	(349,947)	(565,940)
Net change in loan loss reserves	(6,890)	—
Balance at end of period (1)	$334,327	$623,280
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
Below is a summary of our debt and preferred equity investments as of September 30, 2023 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value	Senior Financing	Weighted Average Yield at End of Period	Maturity (1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Mezzanine Debt	$158,430	$158,604	S + 4.95% - 13.25%	$50,000	$64,985	7.00% - 14.30%	$208,430	$1,069,704	9.15%	2023 - 2029
Preferred Equity	—	—	—	125,897	125,897	6.5%	125,897	250,000	6.55%	2027
Balance at end of period	$158,430	$158,604		$175,897	$190,882		$334,327	$1,319,704
(1)Excludes available extension options to the extent they have not been exercised as of the date of this filing.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
The following table is a roll forward of our total allowance for loan losses for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Balance at beginning of year	$6,630	$6,630
Current period provision for loan loss	6,890	—
Balance at end of period (1)	$13,520	$6,630
(1)As of September 30, 2023, all debt and preferred equity investments on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $50.0 million.

As of September 30, 2023, three investments with carrying values, net of reserves, totaling of $88.8 million were not performing in accordance with their respective terms. As of December 31, 2022, one investment with a carrying value, net of reserves, of $6.9 million was not performing in accordance with its respective terms. This is further discussed in the Debt Investments and Preferred Equity Investments tables below.
No other financing receivables were 90 days past due as of September 30, 2023 and December 31, 2022.
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of September 30, 2023 and December 31, 2022 (dollars in thousands):

Risk Rating	September 30, 2023	December 31, 2022
1 - Low Risk Assets - Low probability of loss	$207,156	$264,069
2 - Watch List Assets - Higher potential for loss	127,171	352,321
3 - High Risk Assets - Loss more likely than not	—	6,890
	$334,327	$623,280
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023
Risk Rating	2023 (1)	2022 (1)	2021 (1)	Prior (1)(2)	Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$207,156	$207,156
2 - Watch List Assets - Higher potential for loss	—	—	—	127,171	127,171
3 - High Risk Assets - Loss more likely than not	—	—	—	—	—
	$—	$—	$—	$334,327	$334,327
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)During the nine months ended September 30, 2023, we recognized a $6.9 million provision for loan loss related to an investment originated prior to 2021.
We have determined that we have one portfolio segment of financing receivables as of September 30, 2023 and December 31, 2022 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $9.1 million and $9.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the three and nine months ended September 30, 2023 and 2022. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms. One loan with a carrying value of $5.6 million was put on non-accrual in July 2020 and remains on non-accrual as of September 30, 2023. No investment income has been recognized subsequent to it being put on non-accrual.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
Debt Investments
    As of September 30, 2023 and December 31, 2022, we held the following debt investments with an aggregate weighted average current yield of 9.15% as of September 30, 2023 (dollars in thousands):

Loan Type	September 30, 2023 Future Funding Obligations	September 30, 2023 Senior Financing	September 30, 2023 Carrying Value (1)	December 31, 2022 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3)(4)	$—	$105,000	$13,366	$13,366	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Mezzanine Loan (5)	—	—	—	225,367
Mezzanine Loan (5)	—	—	—	77,109
Total fixed rate	$—	$285,000	$63,366	$365,842
Floating Rate Investments:
Mezzanine Loan (6)	$—	$275,000	$50,000	$50,000	April 2023
Mezzanine Loan	3,761	54,000	8,243	8,243	November 2023
Mezzanine Loan	3,723	269,620	61,258	46,884	May 2024
Mezzanine Loan	—	186,084	39,083	39,083	January 2026
Total floating rate	$7,484	$784,704	$158,584	$144,210
Allowance for loan loss	$—	$—	$(13,520)	$(6,630)
Total	$7,484	$1,069,704	$208,430	$503,422
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any extension options to the extent they have not been exercised as of the date of this filing.
(3)Carrying value is net of a $12.0 million participation that was sold and did not meet the conditions for sale accounting. That participation is included in Other assets and Other liabilities on the consolidated balance sheets as a result.
(4)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of September 30, 2023. No investment income has been recognized subsequent to it being put on non-accrual. In the first quarter of 2023, the Company fully reserved the balance of the investment. Additionally, we determined the borrower entity to be a VIE, in which we are not the primary beneficiary.
(5)In September 2023, following a UCC foreclosure, the Company converted its previous mezzanine debt investments in the fee interest at 625 Madison Avenue to a 90.43% ownership interest.
(6)This loan went into default and was put on non-accrual in January 2023 and remains on non-accrual as of September 30, 2023. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower with respect to the loan.
Preferred Equity Investments
As of September 30, 2023 and December 31, 2022, we held the following preferred equity investment with an aggregate weighted average current yield of 6.55% as of September 30, 2023 (dollars in thousands):

Type	September 30, 2023 Future Funding Obligations	September 30, 2023 Senior Financing	September 30, 2023 Carrying Value (1)	December 31, 2022 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$250,000	$125,897	$119,858	February 2027
Allowance for loan loss	$—	$—	$—	$—
Total	$—	$250,000	$125,897	$119,858
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2023, the book value of these investments was $3.2 billion, net of investments with negative book values totaling $129.1 million for which we have an implicit commitment to fund future capital needs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
As of September 30, 2023, 800 Third Avenue, 21 East 66th Street and 625 Madison Avenue are VIEs in which we are not the primary beneficiary. As of December 31, 2022, 800 Third Avenue and 21 East 66th Street are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $453.7 million and $86.2 million as of September 30, 2023 and December 31, 2022, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of September 30, 2023:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue	Wharton Properties / Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street	Private Investor / Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
21 East 66th Street (3)	Private Investors	32.28%	32.28%	13,069
650 Fifth Avenue (4)	Wharton Properties	50.00%	50.00%	69,214
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea / Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza	RXR Realty / New York REIT	24.95%	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street	Private Investor	51.00%	51.00%	5,218
15 Beekman (5)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.27%	36.27%	12,946
One Madison Avenue (6)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	51.00%	1,135,000
450 Park Avenue (7)	Korean Institutional Investor / Israeli Institutional Investor	50.10%	25.10%	337,000
5 Times Square	RXR Realty led investment group	31.55%	31.55%	1,131,735
245 Park Avenue (8)	U.S. Affiliate of Mori Trust Co., Ltd	50.10%	50.10%	1,782,793
625 Madison Avenue (9)	Private Investor	90.43%	90.43%	563,000
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of September 30, 2023. Changes in ownership or economic interests within the current year are disclosed in the notes below.
(2)The joint venture that owns 1552 Broadway also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.
(3)We hold a 32.28% interest in three retail units and one residential unit at the property and a 16.14% interest in two residential units at the property. In October, together with our joint venture partners, we entered into an agreement to sell the equity interests in the condominium units at the property. The sale is anticipated to close in the fourth quarter of 2023, subject to customary closing conditions.
(4)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(5)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
(6)In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million. The fair value of our investment was determined by the terms of the joint venture agreement governing the capitalization of the project. In 2021, the Company admitted an additional partner to the development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at September 30, 2023 and December 31, 2022.
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
(8)In June 2023, the Company sold a 49.9% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of the 50.1% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of ($17.0 million) during the three and nine months ended September 30, 2023. The fair value of our investment was determined by the terms of the joint venture agreement.
(9)In September 2023, following a UCC foreclosure, the Company converted its previous mezzanine debt investments in the fee interest at 625 Madison Avenue to a 90.43% ownership interest. See Note 5, "Debt and Preferred Equity Investments."
Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the nine months ended September 30, 2023:

Property	Ownership Interest Disposed	Disposition Date	Gross Asset Valuation (in millions)	Loss on Sale (in millions) (1)
121 Greene Street	50.0%	February 2023	$14.0	$(0.3)
(1)Represents the Company's share of the loss.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases, we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of September 30, 2023 and December 31, 2022, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)

Property	Economic Interest (1)	Maturity Date	Final Maturity Date (2)	Interest Rate (3)		September 30, 2023	December 31, 2022
Fixed Rate Debt:
717 Fifth Avenue	10.92%	July 2022 (4)	July 2022 (4)		5.02%	$655,328	$655,328
650 Fifth Avenue	50.00%	October 2023 (6)	January 2024		5.45%	65,000	65,000
220 East 42nd Street	51.00%	June 2024	June 2025		5.86%	505,412	510,000
5 Times Square	31.55%	September 2024	September 2026		7.07%	434,816	400,000
10 East 53rd Street	55.00%	February 2025	February 2025		5.45%	220,000	220,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	767,179	782,321
115 Spring Street	51.00%	March 2025	March 2025		5.50%	65,550	—
450 Park Avenue	25.10%	June 2025	June 2027		6.10%	267,000	267,000
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	1,400,000
One Madison Avenue (5)	25.50%	November 2025	November 2026		3.59%	662,663	467,008
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	177,000
919 Third Avenue	51.00%	April 2026	April 2028		6.11%	500,000	500,000
625 Madison Avenue	90.43%	December 2026	December 2026		6.05%	223,200	—
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	—
Worldwide Plaza	24.95%	November 2027	November 2027		3.98%	1,200,000	1,200,000
One Vanderbilt Avenue	71.01%	July 2031	July 2031		2.95%	3,000,000	3,000,000
280 Park Avenue							1,200,000
21 East 66th Street						—	12,000
Total fixed rate debt						$11,911,148	$10,855,657
Floating Rate Debt:
11 West 34th Street	30.00%	February 2023 (4)	February 2023 (4)	L+	1.45%	$23,000	$23,000
650 Fifth Avenue	50.00%	October 2023 (6)	January 2024	S+	2.25%	210,000	210,000
2 Herald Square	51.00%	November 2023	November 2023	S+	2.06%	182,500	182,500
100 Park Avenue	49.90%	December 2023	December 2025	S+	2.36%	360,000	360,000
15 Beekman (7)	20.00%	January 2024	July 2025	S+	1.61%	123,168	86,738
1552 Broadway	50.00%	February 2024	February 2024	S+	2.75%	193,132	193,132
280 Park Avenue	50.00%	September 2024	September 2024	S+	2.03%	1,200,000	—
5 Times Square	31.55%	September 2024	September 2026	S+	5.69%	604,598	495,924
21 East 66th Street	32.28%	April 2027	April 2027	S+	1.75%	12,000	—
21 East 66th Street	32.28%	June 2033	June 2033	T+	2.75%	555	586
115 Spring Street						—	65,550
121 Greene Street						—	12,550
Total floating rate debt						$2,908,953	$1,629,980
Total joint venture mortgages and other loans payable						$14,820,101	$12,485,637
Deferred financing costs, net						(112,175)	(136,683)
Total joint venture mortgages and other loans payable, net						$14,707,926	$12,348,954
(1)Economic interest represents the Company's interests in the joint venture as of September 30, 2023. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain conditions, including meeting tests based on the operating performance of the property.
(3)Interest rates as of September 30, 2023, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term SOFR ("S") or 1-year Treasury ("T").
(4)As of the date of this filing, the loan is in maturity default. The Company is in discussions with the lender on a resolution.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
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
(6)As of the date of this filing, the Company has submitted its request to extend the maturity date of the loan in accordance with the loan agreement. While the Company believes the extension will be granted, the lender group is currently unable to respond given the turmoil in the Middle East.
(7)This loan is a $125.0 million construction facility. Advances under the loan are subject to costs incurred.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $3.5 million and $16.3 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2023, respectively. We earned $5.8 million and $15.0 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2022, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Assets (1)
Commercial real estate property, net	$18,667,334	$15,989,642
Cash and restricted cash	691,274	709,299
Tenant and other receivables, related party receivables, and deferred rents receivable	668,137	601,552
Other assets	2,656,613	2,551,426
Total assets	$22,683,358	$19,851,919
Liabilities and equity (1)
Mortgages and other loans payable, net	$14,707,926	$12,348,954
Deferred revenue	1,156,816	1,077,901
Lease liabilities	993,041	1,000,356
Other liabilities	444,208	456,537
Equity	5,381,367	4,968,171
Total liabilities and equity	$22,683,358	$19,851,919
Company's investments in unconsolidated joint ventures	$3,152,752	$3,190,137
(1)At September 30, 2023, $537.4 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$407,148	$330,705	$1,140,889	$997,670
Operating expenses	63,081	59,841	183,825	173,327
Real estate taxes	78,564	66,594	210,428	186,710
Operating lease rent	7,307	6,616	21,746	19,465
Interest expense, net of interest income	162,897	112,747	421,528	305,977
Amortization of deferred financing costs	6,897	7,116	21,140	20,568
Depreciation and amortization	138,199	116,511	380,867	343,183
Total expenses	456,945	369,425	1,239,534	1,049,230
Loss on early extinguishment of debt	—	—	—	(467)
Net loss before gain (loss) on sale	$(49,797)	$(38,720)	$(98,645)	$(52,027)
Company's equity in net loss from unconsolidated joint ventures	$(15,126)	$(21,997)	$(44,470)	$(31,262)
7. Deferred Costs
Deferred costs as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Deferred leasing costs	$392,760	$407,188
Less: accumulated amortization	(284,390)	(286,031)
Deferred costs, net	$108,370	$121,157

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of September 30, 2023 and December 31, 2022, respectively, were as follows (dollars in thousands):

Property	Maturity Date	Final Maturity Date (1)	Interest Rate (2)		September 30, 2023	December 31, 2022
Fixed Rate Debt:

7 Dey / 185 Broadway (3)	November 2023	November 2023		7.59%	$200,000	$200,000
420 Lexington Avenue	October 2024	October 2040		3.99%	278,724	283,064
100 Church Street	June 2025	June 2027		5.89%	370,000	370,000
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
245 Park Avenue					—	1,712,750
Total fixed rate debt					$1,398,724	$3,115,814
Floating Rate Debt:
7 Dey / 185 Broadway (3)	November 2023	November 2023	S+	2.85%	$10,148	$10,148
690 Madison Avenue	July 2024	July 2025	S+	0.50%	60,000	60,000
719 Seventh Avenue	December 2024	December 2024	S+	1.31%	50,000	50,000
Total floating rate debt					$120,148	$120,148
Total mortgages and other loans payable					$1,518,872	$3,235,962
Deferred financing costs, net of amortization					(6,126)	(8,399)
Total mortgages and other loans payable, net					$1,512,746	$3,227,563
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of September 30, 2023, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term SOFR ("S"), unless otherwise specified.
(3)This loan is a $225.0 million construction facility, with reductions in interest cost based on meeting certain conditions. Advances under the loan are subject to incurred costs and funded equity requirements.
As of September 30, 2023 and December 31, 2022, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $1.9 billion and $3.8 billion, respectively.
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of September 30, 2023, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2023, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
As of September 30, 2023, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2023, the facility fee was 30 basis points.
As of September 30, 2023, we had $2.0 million of outstanding letters of credit, $400.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $850.0 million under the 2021 credit facility. As of September 30, 2023 and December 31, 2022, the revolving credit facility had a carrying value of $394.4 million and $443.2 million, respectively, net of deferred financing costs. As of September 30, 2023 and December 31, 2022, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
2022 Term Loan
In October 2022, we entered into a term loan agreement, referred to as the 2022 term loan. In September 2023, the 2022 term loan was repaid in full. The 2022 term loan consisted of a $425.0 million term loan with a maturity date of October 6, 2023. The 2022 term loan had one six-month as-of-right extension option to April 6, 2024. We also had an option, subject to customary conditions, to increase the capacity of the 2022 term loan to $500.0 million on or before January 7, 2023 without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. In January 2023, the 2022 term loan was increased by $25.0 million to $425.0 million.
The 2022 term loan bore interest at a spread over adjusted Term SOFR plus 10 basis points, ranging from 100 basis points to 180 basis points, in each case based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. In instances where there were either only two ratings available or where there was more than two and the difference between them was one rating category, the applicable rating was the highest rating. In instances where there were more than two ratings and the difference between the highest and the lowest were two or more rating categories, then the applicable rating used was the average of the highest two, rounded down if the average was not a recognized category. As of December 31, 2022, the 2022 term loan had a carrying value of $398.2 million, net of deferred financing costs.
The Company and the Operating Partnership were borrowers jointly and severally obligated under the 2022 term loan.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2023 and December 31, 2022, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2023 Unpaid Principal Balance	September 30, 2023 Accreted Balance	December 31, 2022 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
	$100,000	$100,000	$100,000
Deferred financing costs, net	—	(231)	(308)
	$100,000	$99,769	$99,692
(1)Interest rate as of September 30, 2023.
(2)Issued by the Company and the Operating Partnership as co-obligors.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2023 and December 31, 2022, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, the 2022 term loan, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2023, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2023	$1,486	$260,149	$—	$—	$—	$—	$261,635	$525,028
2024	4,488	332,749	—	200,000	—	—	537,237	1,318,885
2025	—	370,000	—	—	—	100,000	470,000	1,618,381
2026	—	—	—	—	—	—	—	563,977
2027	—	550,000	400,000	1,000,000	—	—	1,950,000	1,189,059
Thereafter	—	—	—	50,000	100,000	—	150,000	2,130,404
	$5,974	$1,512,898	$400,000	$1,250,000	$100,000	$100,000	$3,368,872	$7,345,734
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense before capitalized interest	$52,877	$40,553	$183,652	$105,165
Interest on financing leases	1,113	1,099	3,329	3,453
Interest capitalized	(25,483)	(19,659)	(77,916)	(55,952)
Amortization of discount on assumed debt	—	—	2,842	—
Interest income	(1,067)	(169)	(2,193)	(812)
Interest expense, net	$27,440	$21,824	$109,714	$51,854

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
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
Income earned from the profit participation while Alliance was partially owned by Gary Green prior to 2023, which is included in Other income on the consolidated statements of operations, was $0.0 million and $1.4 million for the three and nine months ended September 30, 2022, respectively. We also recorded expenses, inclusive of capitalized expenses, of $0.0 million and $8.6 million for these services (excluding services provided directly to tenants) for the three and nine months ended September 30, 2022, respectively.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three and nine months ended September 30, 2023, we recorded $0.7 million and $2.2 million, respectively, of rent expense under the lease. For the three and nine months ended September 30, 2022, we recorded $0.7 million and $2.2 million, respectively, of rent expense under the lease. Additionally, in June 2021, through a wholly-owned subsidiary, we entered into a lease agreement with the One Vanderbilt Avenue joint venture for Summit One Vanderbilt, which commenced in October 2021. For the three and nine months ended September 30, 2023 we recorded $17.0 million and $31.1 million, respectively, of rent expense under the lease, including percentage rent, of which $11.7 million and $21.0 million, respectively, was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. For the three and nine months ended September 30, 2022, we recorded $8.3 million and $26.0 million, respectively, of rent expense under the lease, including percentage rent, of which $5.5 million and $17.4 million, respectively, was recognized as income in Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations.
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Due from joint ventures	$8,219	$26,812
Other	1,504	540
Related party receivables	$9,723	$27,352
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2023 and December 31, 2022, the noncontrolling interest unit holders owned 6.04%, or 4,139,334 units, and 5.39%, or 3,670,343 units, of the Operating Partnership, respectively. As of September 30, 2023, 4,139,334 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Balance at beginning of period	$269,993	$344,252
Distributions	(11,225)	(16,272)
Issuance of common units	16,350	22,855
Redemption and conversion of common units	(8,900)	(40,901)
Net loss	(27,493)	(5,794)
Accumulated other comprehensive (loss) income allocation	1,425	5,827
Fair value adjustment	8,072	(39,974)
Balance at end of period	$248,222	$269,993

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of September 30, 2023:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	5.00%	109,161	109,161	109,161	$50.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	70.0000	1,000.00	29.12	January 2007
Series K	3.50%	700,000	563,954	341,677	0.8750	25.00	134.67	August 2014
Series L	4.00%	500,000	378,634	372,634	1.0000	25.00	—	August 2014
Series R	3.50%	400,000	400,000	400,000	0.8750	25.00	154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	1.0000	25.00	—	August 2015
Series V (5)	5.00%	40,000	40,000	40,000	1.2500	25.00	—	May 2019
Series W (6)	(6)	1	1	1	(6)	(6)	(6)	January 2020
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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time after July 15, 2024 at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As such, no Subsidiary Series B Preferred Units have been issued as of September 30, 2023.
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
Below is a summary of the activity relating to the preferred units in the Operating Partnership for the nine months ended September 30, 2023 and the twelve months ended December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Balance at beginning of period	$177,943	$196,075
Issuance of preferred units	—	—
Redemption of preferred units	(11,700)	(17,967)
Dividends paid on preferred units	(4,582)	(6,198)
Accrued dividends on preferred units	4,840	6,033
Balance at end of period	$166,501	$177,943
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2023, 64,397,983 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
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
As of September 30, 2023, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased(1)	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Year ended 2022	1,971,092	$76.69	36,107,719
(1)There were no share repurchases during the nine months ended September 30, 2023.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock issued	2,695	2,933	14,736	5,827
Dividend reinvestments/stock purchases under the DRSPP	$97	$140	$439	$339
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
SL Green's earnings per share for the three and nine months ended September 30, 2023 and 2022 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2023	2022	2023	2022
Basic Earnings:
(Loss) income attributable to SL Green common stockholders	$(23,967)	$7,377	$(423,892)	$(28,748)
Less: distributed earnings allocated to participating securities	(408)	(505)	(1,225)	(1,516)
Net (loss) income attributable to SL Green common stockholders (numerator for basic earnings per share)	$(24,375)	$6,872	$(425,117)	$(30,264)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	505	—	(484)
Add back: effect of dilutive securities (redemption of units to common shares)	(1,574)	491	(27,493)	(1,831)
Net (loss) income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$(25,949)	$7,868	$(452,610)	$(32,579)

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2023	2022	2023	2022
Basic Shares:
Weighted average common stock outstanding	64,114	63,949	64,099	63,971
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,182	4,088	4,175	4,104
Stock-based compensation plans	—	860	—	1,052
Contingently issuable shares	—	—	—	122
Diluted weighted average common stock outstanding	68,296	68,897	68,274	69,249
The Company has excluded 1,402,771 and 1,380,364 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2023, respectively, as they were anti-dilutive. The Company has excluded 621,134 and 517,574 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2022, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at September 30, 2023 owned 64,397,983 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
Limited Partner Units
As of September 30, 2023, limited partners other than SL Green owned 6.04%, or 4,139,334 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2023 and 2022, respectively, are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2023	2022	2023	2022
Basic Earnings:
Net (loss) income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(25,541)	$7,868	$(451,385)	$(30,579)
Less: distributed earnings allocated to participating securities	(408)	(505)	(1,225)	(1,516)
Net (loss) income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$(25,949)	$7,363	$(452,610)	$(32,095)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	505	—	(484)
Net (loss) income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(25,949)	$7,868	$(452,610)	$(32,579)

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2023	2022	2023	2022
Basic units:
Weighted average common units outstanding	68,296	68,037	68,274	68,075
Effect of Dilutive Securities:
Stock-based compensation plans	—	860	—	1,052
Contingently issuable units	—	—	—	122
Diluted weighted average common units outstanding	68,296	68,897	68,274	69,249
The Operating Partnership has excluded 1,402,771 and 1,380,364 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2023, respectively, as they were anti-dilutive. The Operating Partnership has excluded 621,134 and 517,574 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2022, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.59 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.84 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fifth amendment and restatement in June 2022 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 32,210,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 1, 2032, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2023, 4.0 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information. There were no options granted during the nine months ended September 30, 2023 or the year ended December 31, 2022.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
A summary of the status of the Company's stock options as of September 30, 2023 and December 31, 2022, and changes during the nine months ended September 30, 2023 and year ended December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	313,480	$97.59	394,089	$100.56
Exercised	—	—	—	—
Lapsed or canceled	(120,000)	79.56	(80,609)	112.14
Balance at end of period	193,480	$99.03	313,480	$97.59
Options exercisable at end of period	193,480	$99.03	313,480	$97.59
The remaining weighted average contractual life of the options outstanding was 2.1 years and the remaining average contractual life of the options exercisable was 2.1 years.
During the three and nine months ended September 30, 2023, we recognized no compensation expense related to options. During the three and nine months ended September 30, 2022, we recognized no compensation expense related to options. As of September 30, 2023, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of September 30, 2023 and December 31, 2022 and changes during the nine months ended September 30, 2023 and the year ended December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
Balance at beginning of period	3,758,174	3,459,363
Granted	13,000	314,995
Canceled	(1,650)	(16,184)
Balance at end of period	3,769,524	3,758,174
Vested during the period	145,415	118,255
Compensation expense recorded	$5,782,841	$10,133,905
Total fair value of restricted stock granted during the period	$483,860	$16,804,931
The fair value of restricted stock that vested during the nine months ended September 30, 2023 and the year ended December 31, 2022 was $10.0 million and $9.7 million, respectively. As of September 30, 2023, there was $7.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $37.9 million and $45.0 million as of September 30, 2023 and December 31, 2022, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2023, there was $50.5 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.6 years.
During the three and nine months ended September 30, 2023, we recorded compensation expense related to bonus, time-based and performance-based awards of $10.6 million and $31.2 million, respectively. During the three and nine months ended September 30, 2022, we recorded compensation expense related to bonus, time-based and performance-based awards of $10.1 million and $30.5 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
For the three and nine months ended September 30, 2023, $0.3 million and $1.0 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and nine months ended September 30, 2022, $0.5 million and $1.4 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the nine months ended September 30, 2023, 37,112 phantom stock units and 27,739 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.5 million during the three and nine months ended September 30, 2023, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.4 million during the three and nine months ended September 30, 2022, respectively, related to the Deferred Compensation Plan.
As of September 30, 2023, there were 228,105 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2023, 217,081 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of September 30, 2023 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain (loss) on derivative instruments (2)	Net unrealized loss on marketable securities	Total
Balance at December 31, 2022	$47,800	$2,046	$(242)	$49,604
Other comprehensive income before reclassifications	49,326	12,649	(1,525)	60,450
Amounts reclassified from accumulated other comprehensive income	(29,175)	(11,263)	—	(40,438)
Balance at September 30, 2023	$67,951	$3,432	$(1,767)	$69,616
(1)Amount reclassified from accumulated other comprehensive income is included in interest expense in the respective consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive income relating to net unrealized gain (loss) on derivative instruments, was ($0.4 million)and ($0.5 million), respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$9,616	$—	$9,616	$—
Interest rate cap and swap agreements (included in Other assets)	77,921	—	77,921	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$5,968	$—	$5,968	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$11,240	$—	$11,240	$—
Interest rate cap and swap agreements (included in Other assets)	57,660	—	57,660	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$10,142	$—	$10,142	$—
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
In June 2023, the Company sold a 49.9% interest in its 245 Park Avenue investment, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of the 50.1% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of ($17.0 million) during the three and nine months ended September 30, 2023. The fair value of our investment was determined by the terms of the joint venture agreement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$334,327	(2)	$623,280	(2)

Fixed rate debt	$3,248,724	$3,188,552	$5,015,814	$4,784,691
Variable rate debt	120,148	118,264	520,148	519,669
	$3,368,872	$3,306,816	$5,535,962	$5,304,360
(1)Amounts exclude net deferred financing costs.
(2)As of September 30, 2023, debt and preferred equity investments had an estimated fair value ranging between $0.3 billion and $0.3 billion. As of December 31, 2022, debt and preferred equity investments had an estimated fair value ranging between $0.6 billion and $0.6 billion.

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of September 30, 2023 and December 31, 2022. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of September 30, 2023 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$200,000	4.739%	November 2022	November 2023	Other Assets	$149
Interest Rate Cap	196,717	3.500%	November 2022	November 2023	Other Assets	449
Interest Rate Cap	196,717	3.500%	November 2022	November 2023	Other Liabilities	(449)
Interest Rate Swap	150,000	2.600%	December 2021	January 2024	Other Assets	1,061
Interest Rate Swap	200,000	4.490%	November 2022	January 2024	Other Assets	447
Interest Rate Swap	200,000	4.411%	November 2022	January 2024	Other Assets	488
Interest Rate Cap	370,000	3.250%	June 2023	June 2024	Other Assets	5,526
Interest Rate Cap	370,000	3.250%	June 2023	June 2024	Other Liabilities	(5,519)
Interest Rate Swap	150,000	2.621%	December 2021	January 2026	Other Assets	6,885
Interest Rate Swap	200,000	2.662%	December 2021	January 2026	Other Assets	9,035
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	4,896
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	5,422
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	3,130
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	11,727
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	15,663
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Assets	3,850
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Assets	6,757
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Assets	2,436
						$71,953

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
During the three and nine months ended September 30, 2023, we recorded losses of $0.0 million and $0.2 million, respectively, based on the changes in the fair value of an interest rate cap we sold, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During both the three and nine months ended September 30, 2022, we recorded a loss of $1.3 million based on the changes in the fair value of an interest rate cap we sold, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During the three and nine months ended September 30, 2023, we recorded losses of $0.0 million and $0.2 million, respectively, on the changes in fair value, which is included in interest expense in the consolidated statements of operations. No gains or losses on the changes in fair value were included in interest expense in the consolidated statements of operations during the three and nine months ended September 30, 2022.
Certain agreements the Company has with each of its derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2023, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $6.6 million. As of September 30, 2023, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $6.6 million as of September 30, 2023.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($46.8 million) of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and ($13.8 million) of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2023	2022		2023	2022
Interest Rate Swaps/Caps	$24,910	$44,057	Interest expense	$11,422	$3,061
Share of unconsolidated joint ventures' derivative instruments	3,927	9,354	Equity in net loss from unconsolidated joint ventures	4,616	(138)
	$28,837	$53,411		$16,038	$2,923

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
(unaudited)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2023	2022		2023	2022
Interest Rate Swaps/Caps	$52,624	$83,768	Interest expense	$31,043	$(2,673)
Share of unconsolidated joint ventures' derivative instruments	13,467	22,951	Equity in net loss from unconsolidated joint ventures	11,986	(1,986)
	$66,091	$106,719		$43,029	$(4,659)

The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of September 30, 2023 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$220,000	4.000%	February 2023	February 2024	Asset	$1,097
Interest Rate Cap	410,070	0.490%	February 2022	May 2024	Asset	14,040
Interest Rate Cap	410,070	0.490%	February 2022	May 2024	Asset	14,035
Interest Rate Cap	505,412	3.000%	June 2023	June 2024	Asset	8,524
Interest Rate Cap	272,000	4.000%	August 2023	August 2024	Asset	3,176
Interest Rate Cap	434,816	3.500%	September 2023	September 2024	Asset	8,781
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	6,305
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	6,299
Interest Rate Swap	177,000	1.555%	December 2022	February 2026	Asset	12,655
						$74,912

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2023
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
The components of lease income from operating leases during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease payments	$131,664	$142,778	$457,454	$416,033
Variable lease payments	19,467	19,990	60,211	58,283
Total lease payments (1)	$151,131	$162,768	$517,665	$474,316
Amortization of acquired above and below-market leases	(140)	184	14,313	(101)
Total rental revenue	$150,991	$162,952	$531,978	$474,215
(1)Amounts include $49.7 million and $147.4 million of sublease income during the three and nine months ended September 30, 2023 and $55.7 million and $169.9 million of sublease income during the three and nine months ended September 30, 2022, respectively.
The components of lease income from sales-type leases during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income (1)	$1,113	$1,099	$3,328	$3,286
(1)These amounts are included in Other income in our consolidated statements of operations.

19. Commitments and Contingencies
Legal Proceedings
As of September 30, 2023, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
September 30, 2023
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
Selected consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and selected asset information as of September 30, 2023 and December 31, 2022, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2023	$163,531	$9,689	$173,220
September 30, 2022	$182,943	$29,513	$212,456
Nine months ended:
September 30, 2023	$590,016	$27,849	$617,865
September 30, 2022	$532,057	$69,808	$601,865
Net (loss) income
Three months ended:
September 30, 2023	$(22,282)	$588	$(21,694)
September 30, 2022	$(8,934)	$21,145	$12,211
Nine months ended:
September 30, 2023	$(446,005)	$6,726	$(439,279)
September 30, 2022	$(65,824)	$53,571	$(12,253)
Total assets
As of:
September 30, 2023	$9,354,243	$336,339	$9,690,582
December 31, 2022	$11,727,418	$628,376	$12,355,794
We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because that segment does not have dedicated personnel and the use of personnel and resources is dependent on transaction volume between the two segments and varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and nine months ended September 30, 2023, marketing, general and administrative expenses totaled $22.9 million and $69.1 million. For the three months ended September 30, 2022, marketing, general and administrative expenses totaled $21.3 million and $69.6 million. All other expenses, except interest, relate entirely to the real estate assets.
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
As of September 30, 2023, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Property Type		Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office		13		8,399,141	12	15,412,174	25	23,811,315	89.3%
	Retail		2		17,888	8	294,865	10	312,753	91.0%
	Development/Redevelopment	(1)	4	(2)	1,466,419	3	2,893,357	7	4,359,776	N/A
			19		9,883,448	23	18,600,396	42	28,483,844	N/A
Suburban	Office		7		862,800	—	—	7	862,800	77.4%
Total commercial properties			26		10,746,248	23	18,600,396	49	29,346,644	N/A
Residential:
Manhattan	Residential		1	(2)	140,382	1	221,884	2	362,266	99.0%
Total portfolio			27		10,886,630	24	18,822,280	51	29,708,910	N/A
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
(2)As of September 30, 2023, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of September 30, 2023, we also managed one office building owned by a third party encompassing approximately 0.3 million square feet (unaudited), and held debt and preferred equity investments with a book value excluding the impact of credit losses of $334.3 million, excluding approximately $8.3 million of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and preferred equity investments line item.
Critical Accounting Policies and Estimates
Refer to the 2022 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies and estimates, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, lease classification, revenue recognition, and debt and preferred equity investments. During the three and nine months ended September 30, 2023, there were no material changes to these policies.

Results of Operations
Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022
The following comparison for the three months ended September 30, 2023, or 2023, to the three months ended September 30, 2022, or 2022, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2022 and still owned by us in the same manner as of September 30, 2023 (Same-Store Properties totaled 20 of our 27 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2023 and 2022 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2023 and 2022, and
iv.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2023	2022	$ Change	% Change	2023	2022	2023	2022	2023	2022	$ Change	% Change
Rental revenue	$136.6	$139.1	$(2.5)	(1.8)%	$—	$—	$14.4	$23.9	$151.0	$163.0	$(12.0)	(7.4)%
Investment income	—	—	—	—%	—	—	9.7	29.5	9.7	29.5	(19.8)	(67.1)%
Other income	2.2	2.6	(0.4)	(15.4)%	—	—	10.3	17.4	12.5	20.0	(7.5)	(37.5)%
Total revenues	138.8	141.7	(2.9)	(2.0)%	—	—	34.4	70.8	173.2	212.5	(39.3)	(18.5)%

Property operating expenses	71.4	68.7	2.7	3.9%	—	0.3	16.6	18.5	88.0	87.5	0.5	0.6%
Transaction related costs	—	—	—	—%	—	—	0.2	0.3	0.2	0.3	(0.1)	(33.3)%
Marketing, general and administrative	—	—	—	—%	—	—	22.9	21.3	22.9	21.3	1.6	7.5%
	71.4	68.7	2.7	3.9%	—	0.3	39.7	40.1	111.1	109.1	2.0	1.8%
Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(29.6)	(23.9)	(5.7)	23.8%
Depreciation and amortization									(50.2)	(48.5)	(1.7)	3.5%
Equity in net loss from unconsolidated joint ventures									(15.1)	(22.0)	6.9	(31.4)%
Purchase price and other fair value adjustments									10.2	(1.1)	11.3	(1,027.3)%
Gain on sale of real estate, net									0.5	4.3	(3.8)	(88.4)%
Depreciable real estate reserves and impairment									0.4	—	0.4	100.0%
Net (loss) income									$(21.7)	$12.2	$(33.9)	(277.9)%

Rental Revenue
Rental revenues decreased primarily due to the deconsolidation of 245 Park Avenue as a result of the sale of a joint venture interest during the second quarter of 2023 ($9.2 million).
The following table presents a summary of the commenced leasing activity for the three months ended September 30, 2023 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	2,789,889
Space which became available during the period (3)
• Office	114,470
• Retail	2,900
• Storage	3,328
	120,698
Total space available	2,910,587
Leased space commenced during the period:
• Office(4)	144,906	153,969	$79.49	$87.56	$44.31	4.6	5.0
• Retail	1,674	1,916	$178.50	$195.87	$—	4.0	13.7
• Storage	3,018	2,978	$22.68	$20.38	$—	—	3.9
Total leased space commenced	149,598	158,863	$79.62	$88.07	$42.95	4.6	5.1

Total available space at end of period	2,760,989

Early renewals
• Office	135,912	145,480	$82.01	$85.36	$21.54	5.4	4.8
• Retail	7,201	6,234	$320.82	$325.47	$—	—	2.0
Total early renewals	143,113	151,714	$91.82	$95.23	$20.66	5.2	4.7

Total commenced leases, including replaced previous vacancy
• Office		299,449	$80.71	$86.10	$33.25	5.0	4.9
• Retail		8,150	$287.36	$295.00	$—	0.9	4.7
• Storage		2,978	$22.68	$20.38	$—	—	3.9
Total commenced leases		310,577	$85.58	$92.80	$32.06	4.9	4.9
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $84.86 per rentable square feet for 73,484 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $82.96 per rentable square feet for 218,964 rentable square feet.

Investment Income
Investment income decreased due to a lower weighted average debt and preferred equity investment balance and a lower weighted average yield for the three months ended September 30, 2023 as compared to the same period in 2022, and due to the recognition of previously unrecorded default interest on our preferred equity investment at 245 Park Avenue in the third quarter of 2022. For the three months ended September 30, 2023, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $608.7 million and 6.2%, respectively, as compared to $995.0 million and 11.7%, respectively, for the three months ended September 30, 2022.
Other Income
Other income decreased due to reduced lease termination income ($2.5 million) and lower management, leasing and construction fee income ($1.4 million) during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Property Operating Expenses
Property operating expenses increased due primarily to increased variable expenses at our Acquired and Same-Store Properties ($3.8 million and $2.6 million, respectively), offset by the sale of a joint venture interest and deconsolidation of 245 Park Avenue in the second quarter of 2023 ($4.0 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased to $22.9 million for three months ended September 30, 2023, as compared to $21.3 million for the same period in 2022 due to the timing of compensation related expenses.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased due to rising SOFR rates, higher interest expense from unsecured corporate term loans ($12.4 million) and the revolving credit facility ($6.5 million) during three months ended September 30, 2023 compared to the three months ended September 30, 2022. These increases were offset primarily by repayments of unsecured bonds ($5.9 million) in the third quarter of 2022, the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($4.4 million), and a decrease in interest capitalization in connection with properties that are under development ($3.6 million). The weighted average consolidated debt balance outstanding was $3.9 billion for the three months ended September 30, 2023, compared to $4.4 billion for the three months ended September 30, 2022. The consolidated weighted average interest rate was 5.06% for the three months ended September 30, 2023, as compared to 3.57% for the three months ended September 30, 2022.
Depreciation and Amortization
Depreciation and amortization increased at our Acquired Properties ($3.5 million) and Same-Store Properties ($1.0 million) during the three months ended September 30, 2023, partially offset by the deconsolidation of 245 Park Avenue ($2.6 million) as a result of the interest sale during the second quarter of 2023.
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures decreased as a result of an increase in income from operations at One Vanderbilt Avenue ($13.3 million) and 245 Park ($5.4 million) and the conversion of previous mezzanine debt investments into a 90.43% ownership in the fee interest at 625 Madison ($10.0 million), offset by increased interest expense across our joint venture portfolio ($20.8 million).
Purchase price and other fair value adjustments
During the three months ended September 30, 2023, we recorded a $10.2 million purchase price adjustment related to a previous transaction. During the three months ended September 30, 2022, we recorded a $1.1 million fair value adjustment related to derivatives that are not designated as hedges.
Gain on sale of real estate, net
Gain on sale of real estate, net remained relatively flat for the three months ended September 30, 2023 as compared to the same period in 2022, as we did not dispose of any properties.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022
The following comparison for the nine months ended September 30, 2023, or 2023, to the nine months ended September 30, 2022, or 2022, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2022 and still owned by us in the same manner as of September 30, 2023 (Same-Store Properties totaled 20 of our 27 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2023 and 2022 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2023 and 2022, and
iv.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2023	2022	$ Change	% Change	2023	2022	2023	2022	2023	2022	$ Change	% Change
Rental revenue	$411.8	$419.4	$(7.6)	(1.8)%	$—	$0.9	$120.2	$53.9	$532.0	$474.2	$57.8	12.2%
Investment income	—	—	—	—%	—	—	27.8	69.8	27.8	69.8	(42.0)	(60.2)%
Other income	3.0	3.6	(0.6)	(16.7)%	—	10.4	55.0	43.8	58.0	57.8	0.2	0.3%
Total revenues	414.8	423.0	(8.2)	(1.9)%	—	11.3	203.0	167.5	617.8	601.8	16.0	2.7%

Property operating expenses	207.0	198.3	8.7	4.4%	0.2	1.9	74.1	44.0	281.3	244.2	37.1	15.2%
Transaction related costs	—	—	—	—%	—	—	1.1	0.3	1.1	0.3	0.8	266.7%
Marketing, general and administrative	—	—	—	—%	—	—	69.1	69.6	69.1	69.6	(0.5)	(0.7)%
	207.0	198.3	8.7	4.4%	0.2	1.9	144.3	113.9	351.5	314.1	37.4	11.9%
Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(116.0)	(57.8)	(58.2)	100.7%
Depreciation and amortization									(197.8)	(142.4)	(55.4)	38.9%
Equity in net loss from unconsolidated joint ventures									(44.5)	(31.3)	(13.2)	42.2%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(0.1)	(0.1)	—	—%
Purchase price and other fair value adjustments									(7.0)	(7.3)	0.3	(4.1)%
Loss on sale of real estate, net									(27.8)	(61.1)	33.3	(54.5)%
Depreciable real estate reserves and impairment									(305.5)	—	(305.5)	100.0%
Loan loss and other investment reserves, net of recoveries									(6.9)	—	(6.9)	100.0%
Net loss									$(439.3)	$(12.3)	$(427.0)	3,471.5%

Rental Revenue
Rental revenues increased due primarily to the acquisition of 245 Park Avenue ($67.8 million) during the third quarter of 2022 and prior to its deconsolidation as a result of the sale of a joint venture interest during the second quarter of 2023, offset by a lower contribution from our Same-Store Properties ($7.5 million).
The following table presents a summary of the commenced leasing activity for the nine months ended September 30, 2023 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	2,227,978
Property out of redevelopment	51,490
Property in redevelopment	(56,718)
Space which became available during the period (3)
• Office	1,065,826
• Retail	32,666
• Storage	10,825
	1,109,317
Total space available	3,332,067
Leased space commenced during the period:
• Office(4)	560,288	603,951	$76.97	$77.32	$59.86	7.0	6.0
• Retail	4,575	4,811	$226.98	$195.87	$519.64	6.5	14.9
• Storage	6,215	8,236	$28.00	$17.25	$—	3.3	9.9
Total leased space commenced	571,078	616,998	$77.48	$76.86	$62.65	6.9	6.1

Total available space at end of period	2,760,989

Early renewals
• Office	516,646	573,863	$72.56	$71.37	$27.93	4.3	5.3
• Retail	15,592	15,751	$209.41	$206.75	$—	—	5.0
• Storage	5,146	5,554	$31.46	$33.07	$—	3.6	6.0
Total early renewals	537,384	595,168	$75.80	$74.59	$26.93	4.2	5.3

Total commenced leases, including replaced previous vacancy
• Office		1,177,814	$74.82	$73.81	$44.30	5.7	5.7
• Retail		20,562	$213.52	$205.57	$121.58	1.5	7.3
• Storage		13,790	$29.39	$24.30	$—	3.4	8.4
Total commenced leases		1,212,166	$76.66	$75.51	$45.11	5.6	5.7
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $78.24 per rentable square feet for 399,048 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $74.89 per rentable square feet for 972,911 rentable square feet.
Investment Income
Investment income decreased due to a lower weighted average debt and preferred equity investment balance and a lower weighted average yield for the nine months ended September 30, 2023 as compared to the same period in 2022 and due to the recognition of previously unrecorded default interest on our preferred equity investment at 245 Park Avenue in the third quarter of 2022. For the nine months ended September 30, 2023, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $632.3 million and 5.9%, respectively, as compared to $1.1 billion and 8.7%, respectively, for the nine months ended September 30, 2022.

Other Income
Other income increased due to SUMMIT One Vanderbilt operations ($6.5 million) and fee income related to the 49.9% joint venture interest sale of 245 Park Avenue ($4.7 million). This increase was offset by income related to the resolution of the Company's investment in 1591-1597 Broadway ($5.0 million) and fee income related to the acquisition of 450 Park Avenue ($4.7 million) during the nine months ended September 30, 2022, and lower lease termination income ($1.2 million) during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Property Operating Expenses
Property operating expenses increased primarily due to acquiring 245 Park Avenue ($23.2 million) in the third quarter of 2022 and prior to its deconsolidation in the second quarter of 2023, increased variable expenses ($6.3 million) and real estate taxes ($2.4 million) at our Same-Store Properties, and increased variable expenses at our Acquired Properties ($6.0 million), partially offset by decreased variable expenses at our Disposed Properties ($1.2 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $69.1 million for the nine months ended September 30, 2023, compared to $69.6 million for the same period in 2022, due to lower compensation related expenses.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased due to rising LIBOR and SOFR rates, higher interest expense from unsecured corporate term loans ($32.3 million) and the revolving credit facility ($19.1 million) during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, acquiring 245 Park Avenue in the third quarter of 2022 ($25.6 million) prior to its deconsolidation in the second quarter of 2023, and the refinancing of 100 Church ($7.6 million) in the second quarter of 2022. These increases were offset primarily by repayments of unsecured bonds ($20.3 million) in the third quarter of 2022, and a decrease in interest capitalization in connection with properties that are under development ($3.9 million). The weighted average consolidated debt balance outstanding was $5.0 billion for the nine months ended September 30, 2023, compared to $4.2 billion for the nine months ended September 30, 2022. The consolidated weighted average interest rate was 4.64% for the nine months ended September 30, 2023, as compared to 3.28% for the nine months ended September 30, 2022.
Depreciation and Amortization
Depreciation and amortization increased primarily due to acquiring 245 Park Avenue ($45.8 million) in the third quarter of 2022 and prior to its deconsolidation in the second quarter of 2023, an increase at our Acquired Properties ($7.7 million) and Same-Store Properties ($2.1 million) during the nine months ended September 30, 2023.
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased as a result of increased interest expense across our joint venture portfolio ($50.7 million) and a decrease in income from operations at 919 Third Avenue ($7.8 million) due to a large tenant expiration in February 2023. This was partially offset by an increase at 2 Herald Square ($26.7 million) primarily due to holdover rent, interest, settlement income, lease termination income and reimbursement of attorneys' fees collected following the completion of legal proceedings against a former tenant and its guarantor as well as an increase in income from operations at One Vanderbilt Avenue ($16.1 million).
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the nine months ended September 30, 2023, we recognized a loss on the sale of our interest in 121 Greene Street. During the nine months ended September 30, 2022, we recognized a loss on the sale of our interest in the Stonehenge Portfolio.
Purchase price and other fair value adjustments
During the nine months ended September 30, 2023, we recorded a $17.0 million fair value adjustment relating to the 50.1% interest we retained in 245 Park Avenue, which was deconsolidated when a 49.9% joint venture interest was sold. This was partially offset by a $10.2 million purchase price adjustment related to a previous transaction. During the nine months ended September 30, 2022, we recorded a $6.1 million fair value adjustment related to an investment in marketable securities and a $1.3 million fair value adjustment related to derivatives that are not designated as hedges.
Loss on sale of real estate, net
During the nine months ended September 30, 2023, we recognized a loss on the sale of a 49.9% joint venture interest in 245 Park Avenue ($28.3 million). During the nine months ended September 30, 2022, we recognized losses on the sales of 609 Fifth Avenue ($80.2 million) and 707 Eleventh Avenue ($0.8 million), offset by a gain on the sale of 1080 Amsterdam Avenue ($17.9 million).

Depreciable real estate reserves and impairment
During the nine months ended September 30, 2023, we recognized depreciable real estate reserves and impairments related to our leasehold interest at 625 Madison Avenue ($305.9 million) following a strategic review of the property that addressed a range of relevant considerations, including the increase in ground rent to an amount substantially above what the Company believed was appropriate. During the nine months ended September 30, 2022, we did not recognize any depreciable real estate reserves.
Loan loss and other investment reserves, net of recoveries
During the nine months ended September 30, 2023, we recorded $6.9 million of loan loss reserve on one debt and preferred equity investment. During the nine months ended September 30, 2022, we did not recognize any loan loss and other investment reserves.
Liquidity and Capital Resources
We currently expect that the principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, development or redevelopment of properties, tenant improvements, leasing costs, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness, acquisitions, share repurchases and for debt and preferred equity investments will include:
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
Cash flow from operations is primarily dependent upon the collectability of rent, the occupancy level of our portfolio, the net effective rental rates achieved on our leases, operating escalations and recoveries from our tenants and the level of operating and other costs. We also believe that our ability to generate third-party fees and the debt and preferred equity investment program will continue to serve as a supplemental source of operating cash flow.
The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, 2022 term loan, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our financing and operating leases, as of September 30, 2023 are as follows (in thousands):

	Remaining 2023	2024	2025	2026	2027	Thereafter	Total
Property mortgages and other loans	$261,635	$337,237	$370,000	$—	$550,000	$—	$1,518,872
Revolving credit facility	—	—	—	—	400,000	—	400,000
Unsecured term loans	—	200,000	—	—	1,000,000	50,000	1,250,000
Senior unsecured notes	—	—	100,000	—	—	—	100,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	784	3,180	3,228	3,276	3,325	200,169	213,962
Operating leases	14,162	58,068	58,207	58,347	58,358	1,334,569	1,581,711
Estimated interest expense	41,348	154,931	115,836	88,188	27,380	43,104	470,787
Joint venture debt	525,028	1,318,885	1,618,381	563,977	1,189,059	2,130,404	7,345,734
Total	$842,957	$2,072,301	$2,265,652	$713,788	$3,228,122	$3,858,246	$12,981,066
We estimate that for the remainder of the year ending December 31, 2023, we expect to incur $19.5 million of recurring capital expenditures on existing consolidated properties and $26.5 million of development or redevelopment expenditures on existing consolidated properties, of which $0.4 million will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $62.9 million, of which $50.1 million will be funded by construction financing facilities or loan reserves.

As of September 30, 2023, we had liquidity of $1.0 billion, comprised of $850.0 million of availability under our revolving credit facility and $199.4 million of consolidated cash on hand, inclusive of $9.6 million of marketable securities. This liquidity excludes $165.8 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $309.3 million and $385.1 million as of September 30, 2023 and 2022, respectively, representing a decrease of $75.8 million. The decrease was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$181,338	$249,628	$(68,290)
Net cash provided by investing activities	271,684	273,314	(1,630)
Net cash used in financing activities	(527,753)	(474,848)	(52,905)
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third-party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$64,491
Capital expenditures and capitalized interest	962
Acquisition deposits and deferred purchase price	(75,400)
Joint venture investments	27,076
Distributions from joint ventures	16,667
Proceeds from sales of real estate/partial interest in property	193,752
Cash and restricted cash assumed from acquisition of real estate investment	(60,494)
Debt and preferred equity and other investments	(168,684)
Decrease in net cash provided by investing activities	$(1,630)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $195.0 million for the nine months ended September 30, 2022 to $194.0 million for the nine months ended September 30, 2023 due to decreased spending on development and redevelopment properties.
We generally fund our investment activity through the sale of real estate, the sale or repayment of debt and preferred equity investments, property-level financing, our corporate credit facilities, or construction facilities. From time to time, the Company may issue common or preferred stock or equity-linked securities, or the Operating Partnership may issue common or preferred units of limited partnership interest.

During the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(1,147,980)
Repayments of our debt obligations	842,596
Net distribution to noncontrolling interests	(45,620)
Other financing activities	86,514
Proceeds from stock options exercised and DRSPP issuance	100
Repurchase of common stock	151,197
Redemption of preferred stock	6,267
Acquisition of subsidiary interest from noncontrolling interest	29,817
Dividends and distributions paid	24,204
Increase in net cash used in financing activities	$(52,905)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2023, 64,397,983 shares of common stock and no shares of excess stock were issued and outstanding.
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
As of September 30, 2023, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased(1)	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Year ended 2022	1,971,092	$76.69	36,107,719
(1)There were no share repurchases during the nine months ended September 30, 2023.

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2021, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended September 30, 2023 and 2022, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock issued	2,695	2,933	14,736	5,827
Dividend reinvestments/stock purchases under the DRSPP	$97	$140	$439	$339
Fifth Amended and Restated 2005 Stock Option and Incentive Plan
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of September 30, 2023, 4.0 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, and phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the nine months ended September 30, 2023, 37,112 phantom stock units and 27,739 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.5 million during the three and nine months ended September 30, 2023, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.4 million during the three and nine months ended September 30, 2022, respectively, related to the Deferred Compensation Plan.
As of September 30, 2023, there were 228,105 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, 2022 term loan, senior unsecured notes and trust preferred securities outstanding as of September 30, 2023 and December 31, 2022, (amounts in thousands).

Debt Summary:	September 30, 2023	December 31, 2022
Balance
Fixed rate	$928,724	$2,695,814
Variable rate—hedged	2,320,000	2,320,000
Total fixed rate	3,248,724	5,015,814
Total variable rate	120,148	520,148
Total debt	$3,368,872	$5,535,962

Debt, preferred equity, and other investments subject to variable rate	$158,430	$144,056
Net exposure to variable rate debt	(38,282)	376,092

Percent of Total Debt:
Fixed rate	96.4%	90.6%
Variable rate (1)	3.6%	9.4%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.61%	3.60%
Variable rate	5.89%	3.23%
Effective interest rate	4.64%	3.55%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was (1.2)% and 7.0% as of September 30, 2023 and December 31, 2022, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.00% and 4.39% as of September 30, 2023 and December 31, 2022, respectively), and adjusted Term SOFR (5.32% and 4.30% as of September 30, 2023 and December 31, 2022, respectively). Our consolidated debt as of September 30, 2023 had a weighted average term to maturity of 2.82 years.
Certain of our debt and equity investments and other investments, with carrying values of $158.4 million as of September 30, 2023 and $144.1 million as of December 31, 2022, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our variable rate debt to total debt was (1.2)% and 7.0% as of September 30, 2023 and December 31, 2022, respectively.
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of September 30, 2023, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2023, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.

As of September 30, 2023, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2023, the facility fee was 30 basis points.
As of September 30, 2023, we had $2.0 million of outstanding letters of credit, $400.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $850.0 million under the 2021 credit facility. As of September 30, 2023 and December 31, 2022, the revolving credit facility had a carrying value of $394.4 million and $443.2 million, respectively, net of deferred financing costs. As of September 30, 2023 and December 31, 2022, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
2022 Term Loan
In October 2022, we entered into a term loan agreement, referred to as the 2022 term loan. In September 2023, the 2022 term loan was repaid in full. The 2022 term loan consisted of a $425.0 million term loan with a maturity date of October 6, 2023. The 2022 term loan had one six-month as-of-right extension option to April 6, 2024. We also had an option, subject to customary conditions, to increase the capacity of the 2022 term loan to $500.0 million on or before January 7, 2023 without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. In January 2023, the 2022 term loan was increased by $25.0 million to $425.0 million.
The 2022 term loan bore interest at a spread over adjusted Term SOFR plus 10 basis points, ranging from 100 basis points to 180 basis points, in each case based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. In instances where there were either only two ratings available or where there was more than two and the difference between them was one rating category, the applicable rating was the highest rating. In instances where there were more than two ratings and the difference between the highest and the lowest were two or more rating categories, then the applicable rating used was the average of the highest two, rounded down if the average was not a recognized category. As of December 31, 2022, the 2022 term loan had a carrying value of $398.2 million, net of deferred financing costs.
The Company and the Operating Partnership were borrowers jointly and severally obligated under the 2022 term loan.
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2023 and December 31, 2022, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. Based on the debt outstanding as of September 30, 2023, a hypothetical 100 basis point increase in the floating rate interest rate curve would reduce our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $0.4 million and would increase our share of joint venture annual interest cost by $12.2 million. As of September 30, 2023, $0.2 billion of our debt and preferred equity portfolio was indexed to SOFR.
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
Our consolidated long-term debt of $3.2 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of September 30, 2023 bore interest based on a spread to LIBOR of 145 basis points and Term SOFR of 50 basis points to 569 basis points.

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
FFO for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income attributable to SL Green common stockholders	$(23,967)	$7,377	$(423,892)	$(28,748)
Add:
Depreciation and amortization	50,212	48,462	197,844	142,359
Joint venture depreciation and noncontrolling interest adjustments	76,539	63,890	211,222	185,352
Net (income) loss attributable to noncontrolling interests	(3,368)	(502)	(31,952)	438
Less:
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	—	(79)	(131)
Depreciable real estate reserves and impairment	389	—	(305,527)	—
Gain (loss) on sale of real estate, net	516	4,276	(27,813)	(61,104)
Purchase price and other fair value adjustments	10,200	—	(6,813)	—
Depreciation on non-rental real estate assets	572	709	1,806	1,845
Funds from Operations attributable to SL Green common stockholders and unit holders	$87,739	$114,242	$291,648	$358,791
Cash flows provided by operating activities	$77,346	$67,193	$181,338	$249,628
Cash flows provided by investing activities	310,552	137,990	271,684	273,314
Cash flows used in financing activities	(389,634)	(97,166)	(527,753)	(474,848)
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
•dependence upon the New York City real estate market;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2022 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2023, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A. RISK FACTORS
As of September 30, 2023, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
As of September 30, 2023, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased(1)	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2020	8,276,032	$64.30	29,661,978
Year ended 2021	4,474,649	$75.44	34,136,627
Year ended 2022	1,971,092	$76.69	36,107,719
(1)There were no share repurchases during the nine months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

Exhibit No.	Description
10.1	Non-Renewal and Advisory Agreement, dated as of October 9, 2023, by and between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company's Form 8-K, dated October 9, 2023, filed with the SEC on October 10, 2023.
31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: November 3, 2023	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: November 3, 2023		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)