Form 10-K
period 2023-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2024-02-23
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (57,620,886 shares) was $1.7 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2023.
As of February 22, 2024, 64,799,013 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 22, 2024, 306,110 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2024 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of December 31, 2023, the Company owns 94.25% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2023, noncontrolling investors held, in aggregate, a 5.75% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

This report also includes separate Part II, Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1. BUSINESS

General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, engaged in the ownership, management, operation, acquisition, development, redevelopment and repositioning of commercial real estate properties, principally office properties, located in the New York metropolitan area, principally in Manhattan, a borough of New York City. We were formed in June, 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, who serves as a member and the chairman emeritus of the Company's board of directors, had been engaged in the business of owning, managing, leasing, and repositioning office properties in Manhattan.
As of December 31, 2023, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties		Approximate Square Feet		Weighted Average Leased Occupancy(1)
Commercial:
Manhattan	Office	13	(2)	8,399,141	12	15,412,174	25	(2)	23,811,315	(2)	89.4%
	Retail	3	(2)	40,536	7	281,796	10	(2)	322,332	(2)	91.2%
	Development/Redevelopment	3	(3)	1,443,771	3	2,893,357	6	(2)	4,337,128	(2)	N/A
		19		9,883,448	22	18,587,327	41		28,470,775		89.5%
Suburban	Office	7		862,800	—	—	7		862,800		77.1%
Total commercial properties		26		10,746,248	22	18,587,327	48		29,333,575		89.0%
Residential:
Manhattan	Residential	1	(3)	140,382	1	221,884	2		362,266		99.0%
Total portfolio		27		10,886,630	23	18,809,211	50		29,695,841		89.2%
(1)The weighted average leased occupancy for commercial properties represents the total leased square footage divided by total square footage at acquisition. The weighted average leased occupancy for residential properties represents the total leased units divided by total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.
(2)Includes assets within the Company's alternative strategy portfolio. Within that portfolio, office includes one building totaling 2,048,725 square feet, retail includes eight buildings totaling 286,738 square feet and development/redevelopment includes two buildings totaling 1,496,931 square feet.
(3)As of December 31, 2023, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of December 31, 2023, we also managed one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet, and held debt and preferred equity investments with a book value of $346.7 million, excluding debt and preferred equity investments and other financing receivables totaling $7.9 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
Our corporate offices are located in midtown Manhattan at One Vanderbilt Avenue, New York, New York 10017. As of December 31, 2023, we employed 1,188 employees, 308 of whom were employed in our corporate offices. We maintain a website at www.slgreen.com and can be contacted at (212) 594-2700 or by email at investor.relations@slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2023, we owned 94.25% of its economic interests. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns 100% of Management LLC.
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
Business and Growth Strategies
SL Green, Manhattan's largest owner of office real estate, is focused primarily on the ownership, management, operation, acquisition, development, redevelopment and repositioning of Manhattan commercial properties, principally office properties.
Our primary business objective is to maximize the total return to stockholders, through dividends, earnings and asset value appreciation. The commercial real estate expertise resulting from owning, operating, investing, developing, redeveloping and lending on real estate in Manhattan for many decades has enabled us to invest in a collection of premier office properties, selected retail and residential assets, and high-quality debt and preferred equity investments.
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
Development / Redevelopment
Our constant interactions with tenants and other market participants keep us abreast of innovations in workplace layout, amenitization, store design and smart living. We leverage this information to identify properties primed for development or redevelopment to meet these demands and unlock value. The expertise and relationships that we have built from managing complex construction projects in New York City and its surrounding areas allow us to cost efficiently add new and renovated assets of the highest quality and desirability to our operating portfolio.

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
Experience at SUMMIT
SUMMIT One Vanderbilt is an observation deck that offers panoramic views of New York while immersing its visitors in an art experience. SUMMIT opened in October 2021 and welcomed approximately 2.1 million and 1.6 million visitors for the years ended December 31, 2023 and 2022, respectively. Our constant focus and assessment of customer experience includes monitoring crowd volume and wait times for our attractions and services at SUMMIT, allowing us to maximize revenue per customer and adjust operating hours to meet the demand of peak reservation times during the week.
Manhattan Office Market Overview
Manhattan is the largest office market in the United States containing more rentable square feet than the next four largest central business district office markets combined. According to Cushman and Wakefield Research Services, as of December 31, 2023, Manhattan has a total office inventory of approximately 418.9 million square feet, including 263.1 million square feet in midtown. The properties in our portfolio are primarily concentrated in some of Manhattan's most prominent midtown locations.
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

According to Cushman and Wakefield Research Services, the total volume of leases signed in Manhattan for the years ended December 31, 2023 and 2022 was 18.0 million and 24.3 million square feet, respectively. Overall average asking rents in Manhattan increased in 2023 by 2.4% from $71.62 per square foot as of December 31, 2022 to $73.33 per square foot as of December 31, 2023, while Manhattan Class A asking rents increased to $80.98 per square foot, up 2.9% from $78.72 as of December 31, 2022. In addition, certain tenant industries saw an increase in leasing volume during the year. Manhattan's diverse tenant base is exemplified by the following tables, which show the percentage of leasing volume attributable to each industry:

	Percent of Manhattan Leasing Volume (1)
Industry	2023	2022
Financial Services	39.1%	40.1%
Legal Services	17.2%	7.6%
Technology, Advertising, Media, and Information ("TAMI")	15.2%	18.2%
Public Sector	12.4%	7.9%
Retail/Wholesale	6.2%	5.7%
Professional Services	5.6%	11.4%
Real Estate	2.2%	—%
Other	2.1%	4.9%
Health Services	—%	4.2%
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
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased for properties owned by us as of December 31, 2023:

	Leased Occupancy as of December 31,
Property	2023	2022
Same-Store office properties - Manhattan (1)	90.0%	91.2%
Manhattan office properties	89.4%	90.7%
Suburban office properties	77.1%	79.3%
Unconsolidated joint venture office properties	91.1%	94.3%
Portfolio (2)	89.2%	90.3%
(1)All office properties located in Manhattan owned by us as of January 1, 2022 and still owned by us in the same manner as of December 31, 2023. Percent Occupied includes leases signed but not yet commenced.
(2)Excludes properties under development or redevelopment.
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

	ANNUAL LEASE EXPIRATIONS - MANHATTAN OPERATING PROPERTIES
	Consolidated Properties						Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)	Current Weighted Average Asking Rent $/psf (3)	Number of Expiring Leases (2)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)	Current Weighted Average Asking Rent $/psf (3)

2023 (4)	16	177,309	2.30%	$10,016,868	$56.49	$59.01	6	114,048	0.80%	$11,892,355	$104.27	$83.77

1st Quarter 2024	9	40,596	0.50%	$3,623,916	$89.27	$72.65	8	122,938	0.90%	$13,392,794	$108.94	$105.28
2nd Quarter 2024	19	55,415	0.70%	3,451,449	62.28	58.02	7	56,635	0.40%	4,804,151	84.83	71.55
3rd Quarter 2024	11	106,551	1.40%	4,049,418	38.00	36.79	5	604,236	4.40%	69,411,649	114.88	81.77
4th Quarter 2024	20	288,851	3.90%	17,558,046	60.79	57.84	8	48,235	0.30%	5,240,414	108.64	83.63

Total 2024	59	491,413	6.50%	$28,682,829	$58.37	$54.52	28	832,044	6.00%	$92,849,008	$111.59	$84.66

2025	71	680,624	9.00%	$55,301,323	$81.25	$67.23	26	373,433	2.70%	$36,125,921	$96.74	$83.31
2026	54	776,991	10.20%	53,956,330	69.44	65.44	42	802,152	5.80%	89,411,068	111.46	100.46
2027	55	650,165	8.60%	52,559,470	80.84	64.19	29	352,724	2.50%	44,741,842	126.85	113.71
2028	53	698,668	9.20%	52,371,028	74.96	67.99	30	305,851	2.20%	35,200,396	115.09	113.74
2029	33	591,177	7.80%	38,909,520	65.82	60.79	17	893,912	6.40%	64,603,106	72.27	75.99
2030	22	696,540	9.20%	49,396,547	70.92	66.02	21	505,445	3.60%	51,835,737	102.55	90.09
2031	18	321,405	4.20%	22,841,818	71.07	67.96	27	2,912,088	21.00%	219,024,122	75.21	76.64
2032	16	669,608	8.80%	40,664,070	60.73	54.14	15	1,075,978	7.80%	95,341,186	88.61	91.77
Thereafter	60	1,835,137	24.20%	112,016,314	61.04	54.67	75	5,714,468	41.20%	556,177,116	97.33	102.86
	457	7,589,037	100.00%	$516,716,117	$68.09	$61.07	316	13,882,143	100.00%	$1,297,201,857	$93.44	$92.91
NOTE: Data excludes space currently occupied by SL Green's corporate offices
(1)Tenants may have multiple leases.
(2)Represents in place annualized rent allocated by year of expiration.

(3)Management's estimate of current average asking rents for currently occupied space as of December 31, 2023. Taking rents are typically lower than asking rents and may vary from property to property.
(4)Includes month to month holdover tenants that expired prior to December 31, 2023.

Industry Segments
The Company is a REIT that is engaged in the ownership, management, operation, acquisition, development, redevelopment and repositioning of commercial properties, principally office properties, located in the New York metropolitan area, principally Manhattan, and has three reportable segments: real estate, debt and preferred equity investments, and SUMMIT. Our industry segments are discussed in Note 21, "Segment Information," in the accompanying consolidated financial statements.
As of December 31, 2023, our real estate portfolio was principally located in one geographical market, Manhattan, a borough of New York City. The Company's primary sources of real estate revenue are tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of cleaning, security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2023, one tenant in our office portfolio, Paramount Global (formerly ViacomCBS Inc.), contributed 5.9% of our share of annualized cash rent. No other tenant contributed more than 5.0% of our share of annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2023.
As of December 31, 2023, we held debt and preferred equity investments with a book value of $346.7 million, excluding debt and preferred equity investments and other financing receivables totaling $7.9 million that are included in balance sheet line items other than the Debt and preferred equity investments line item. As of December 31, 2023, all of the assets underlying our debt and preferred equity investments were located in New York City. The primary sources of debt and preferred equity revenue are interest and fee income.
As of December 31, 2023, SUMMIT operates one location at One Vanderbilt Avenue in midtown Manhattan with the primary source of revenue generated from ticket sales.
Human Capital
Our employees are our most important asset. We are focused on fostering an inclusive workforce that attracts and retains highly talented and diverse individuals. We are dedicated to creating a diverse workplace where employees feel valued and accepted regardless of race, color, religion, national origin, gender, sexual orientation, age, disability, or veteran status. We have a dual-track performance management program, which includes both ongoing goal setting and annual performance reviews for all employees. Communication, teamwork, and collaboration are the fundamental attributes that are the foundation of our company culture. We promote the professional development of our employees by offering opportunities to participate in trainings and continuing education programs. We also offer a leading benefits package that includes extensive medical coverage, mental health and wellness services, paternal benefits, and financial resources. We earned our first certification as a Great Place to Work in 2019 and in 2023, 85% of our employees have said the Company is a great place to work as compared to 57% at a typical U.S. based company.
Our compensation program is designed to incentivize employees by offering competitive compensation comprised of fixed and variable pay including base salaries and cash bonuses. Many of our employees also receive equity awards that are subject to vesting over a multi-year period based on continued service. We believe these equity awards serve as an additional retention tool for our employees and align our employees with our shareholders. By cultivating a work culture that prioritizes our people through training, diversity, education, and volunteerism, we have been able to retain a long-tenured staff with 47% of current employees having a tenure of five years or more and an executive management team that has an average tenure of 20.9 years.
As of December 31, 2023, we employed 1,188 employees, 308 of whom were employed in our corporate offices. There are currently five collective bargaining agreements which cover the union workforce that services substantially all of our properties.
Climate Change
Our assessment of climate-related issues includes physical risks, transitions risks, and associated opportunities. We believe our sustained focus on Environmental, Social and Governance ("ESG") issues has led to effective risk-management practices that influence strategic decisions.
The Company takes a proactive approach to climate-related risk management throughout the organization. ESG considerations are embedded into our governance structure and management responsibilities, driving our climate-related risk assessment processes and enabling comprehensive risk mitigation responses to be implemented in all relevant business segments across short-term (0-3 years), medium-term (3-15 years), and long-term (15-27 years) time horizons.

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
The Company has demonstrated a commitment to transparency on climate issues via annual public reporting informed by widely-adopted frameworks, including Global Reporting Initiative ("GRI"), Global Real Estate Benchmark ("GRESB"), Sustainability Accounting Standards Board ("SASB"), and the CDP (formerly the Carbon Disclosure Project). In 2021, the Company released its first Task Force on Climate-related Financial Disclosures ("TCFD") report structured in accordance with the 11 TCFD recommendations covering its climate governance, strategy, management, and metrics. In 2023, the Company released its second TCFD report expanding on our list of physical and transition risks and opportunities and to present its progress on its TCFD disclosure. This report, along with the Company's current ESG Report, is available under "Reports & Resources" in the "Sustainability" section on our website. The Company has committed to near-term Scope 1 and Scope 2 science-based emissions reduction targets with the SBTi, which were approved in early 2023. Our goal is to reduce emissions for our operationally controlled portfolio to align it with the 1.5 degree Celsius climate scenario.
Highlights from 2023
Our significant achievements from 2023 included:
Leasing
•Signed 160 Manhattan office leases covering approximately 1.8 million square feet.
•Increased same-store Manhattan office occupancy sequentially in the third and fourth quarters.
•Signed an early lease renewal of 141,589 square feet and expansion by an additional 128,316 square feet with a premier financial services tenant at 280 Park Avenue.
•Signed an early lease renewal with CBS Broadcasting, Inc. for 184,367 square feet at 555 West 57th Street.
•Signed an early lease renewal of 41,851 square feet and expansion by 49,717 square feet with one of the world's largest sovereign wealth funds at 280 Park Avenue.
•Signed a new lease with Stonepeak Partners L.P. for 76,716 square feet at 245 Park Avenue.
•Signed a new lease with EQT Partners Inc. for 76,204 square feet at 245 Park Avenue.
Acquisitions
•Following a UCC foreclosure, the Company converted its previous mezzanine debt investments in the fee interest at 625 Madison Avenue to a 90.43% ownership interest. The fee interest is subject to a $223.0 million third-party mortgage, which matures in December 2026 and bears interest at a fixed rate of 6.05%.
Dispositions
•Together with our joint venture partner, the Company entered into an agreement to sell the fee ownership interest in 625 Madison Avenue for a gross sales price of $634.6 million. In connection with the sale, the Company, together with its joint venture partner, will originate a $235.5 million preferred equity investment in the property. The transaction is expected to close in the first quarter of 2024.
•Together with our joint venture partners, closed on the sale of the equity interests in the condominium units at 21 East 66th Street for total consideration of $40.6 million.
•Closed on the sale of a 49.9% joint venture interest in 245 Park Avenue for a gross asset valuation of $2.0 billion. The Company retained a 50.1% interest in the property.
•Together with our joint venture partner, closed on the sale of the retail condominiums at 121 Greene Street for a gross sales price of $14.0 million.
Finance
•Closed on a modification of the mortgage at 185 Broadway to extend the maturity to November 2026, as fully extended. The modification also converted the previous floating rate of 2.85% over Term SOFR to a fixed rate of 6.65% per annum through November 2025 and 2.55% over Term SOFR thereafter. The Company made a $20.0 million principal payment at closing resulting in an outstanding loan amount of $190.1 million as of December 31, 2023.

•Together with our joint venture partner, closed on a modification of the mortgage at 719 Seventh Avenue to extend the maturity date to December 2024 with no change to the interest rate of 1.31% over Term SOFR.
•Together with our joint venture partner, closed on a modification of the mortgage at 115 Spring Street to extend the maturity date to March 2025. The modification also converted the floating rate of 3.40% over Term SOFR to a fixed rate of 5.50% for the term of the extension.
•Together with our joint venture partners, closed on a modification of the construction loan at One Madison Avenue, allowing the partnership to utilize the final tranche of the facility for an expanded range of uses, including additional amenities funded by construction cost savings and for hedging activities in contemplation of a permanent financing.
•Together with our joint venture partner, closed on the refinancing of 919 Third Avenue. The new $500.0 million mortgage replaces the previous $500.0 million mortgage, matures in April 2028, as fully extended, and bears interest at a floating rate of 2.50% over Term SOFR, which the partnership swapped to a fixed rate of 6.11%.
Debt and Preferred Equity Investments
•Closed on a $20.0 million upsize and three-year extension of a $39.1 million debt and preferred equity investment that was scheduled to mature in October 2023.
•Increased debt and preferred equity investments by $80.3 million, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and transferred investments with a carrying value of $349.9 million to equity ownership.
Construction in Progress
•The 1.4 million square foot tower at One Madison Avenue secured its temporary certificate of occupancy in September 2023, marking completion of the development three months ahead of schedule and significantly under budget. The milestone triggered cash payments to the Company totaling $577.4 million, representing the final equity payment from its joint venture partners. The cash was used to repay unsecured corporate debt.
•A temporary certificate of occupancy was issued by the New York City Buildings Department for the base building and the dormitory units at 15 Beekman. These units were turned over to Pace University, which has leased the property for a term of 30 years.

ITEM 1A.    RISK FACTORS
Declines in the demand for office space in the New York metropolitan area, and in particular midtown Manhattan, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends and distributions to security holders.
A significant majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include some retail properties. As a result of the concentration of our holdings, our business is dependent on the condition of the New York metropolitan area economy in general and the market for office space in midtown Manhattan in particular. Continued weakness and uncertainty in the New York metropolitan area economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service our debt obligations and to pay dividends and distributions to security holders.
The COVID-19 pandemic caused severe disruptions with wide ranging impacts to virtually every segment of society and the global economy. Office companies in particular have been affected by the subsequent increased acceptance of flexible or hybrid work schedules, allowing employees to work remotely and collaborate through video or teleconferencing instead of in-office attendance. The continuation or expansion of remote work policies and flexible work arrangements may cause office tenants to reassess their long-term physical needs, which would have an adverse effect on our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2023, approximately 44.1% of the rentable square feet at our consolidated properties and approximately 20.6% of the rentable square feet at our unconsolidated joint venture properties are scheduled to expire by December 31, 2028. As of December 31, 2023, these leases had annualized escalated rent totaling $265.5 million and $384.0 million, respectively. In addition, changes in space utilization by tenants may cause us to incur substantial costs in renovating or redesigning the internal configuration of the relevant property in order to renew or relet space. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service our debt obligations and pay dividends and distributions to security holders could be adversely affected.
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
Our interests in certain properties are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. As of December 31, 2023, the expiration dates of these long-term leases range from 2043 to 2119, including the effect of our unilateral extension rights at each of these properties. Pursuant to the leasehold arrangements, we, as tenant under the long-term leasehold or the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Annualized cash rents, including our share of joint venture annualized cash rents, from properties held through long-term leases or operating sublease interests as of December 31, 2023 totaled $249.7 million, or 18.7%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.

We rely on five large properties for a significant portion of our revenue.
Five of our properties, One Vanderbilt Avenue, 11 Madison Avenue, 420 Lexington Avenue, 1515 Broadway and 1185 Avenue of the Americas accounted for 38.9% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent, as of December 31, 2023.
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
Giving effect to leases in effect as of December 31, 2023 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 15.4% of our share of Portfolio annualized cash rent, with one tenant, Paramount Global (formerly ViacomCBS Inc.), accounting for 5.9% of our share of Portfolio annualized cash rent. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, or economic volatility has a disproportionate impact on our tenants, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
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
While only 4.7% of our Portfolio annualized cash rent was generated by retail properties as of December 31, 2023, principally in Manhattan, we are subject to risks that affect the retail environment generally, including the level of consumer spending and preferences, consumer confidence, electronic retail competition and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
We are subject to the risk of adverse changes in economic and geopolitical conditions in general and the commercial office markets in particular.
Our business has been and may continue to be affected by the ongoing volatility in the U.S. financial and credit markets and higher interest rate environments and other market, economic, or political challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy and uncertainty in connection with any such changes. Periods of economic weakness or volatility result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally and changes in interest rates, have led lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers, which adversely affects our liquidity and financial condition, and the liquidity and financial condition of our tenants. Specifically, our business, like other real estate businesses, has been and may continue to be affected by the following conditions:
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
We are committed to enhancing the resilience of our properties and we have established comprehensive procedures to effectively manage and respond to climate-related risks. Our procedures encompass a range of potential impacts, including those stemming from natural disasters such as storms, heatwaves, hurricanes, flooding, and other severe weather. We recognize that the intensity of weather events and the rise in sea levels have the potential to impact our properties, operations, and overall business. Since Hurricane Sandy in 2012, New York City has experienced several severe storms that have had significant impacts on the area, and we are actively tracking the risks these storms pose to the city’s real estate market and physical landscape. Over time, and in an extreme scenario, these conditions could potentially result in declining demand for office space, specifically in coastal areas of New York City, or potentially an inability to fully operate buildings. Climate change may also have indirect effects on our business by increasing the cost of property insurance on terms we find acceptable or causing a lack of availability of sufficient insurance. There could also be increases in the cost of energy and other natural resources at our properties as we seek to repair and protect our properties against climate risks. We proactively review every building through both a financial and environmental lens to ensure that building systems and operations align with our climate-related risk assessments. Any of these direct or indirect effects of climate change may have a material adverse effect on our properties, operations or business.

We may incur significant costs to comply with climate change initiatives, and in particular those implemented in New York City.
Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. In particular, through the Climate Leadership and Community Protection Act signed into law in 2019, New York State mandated the adoption of a net-zero carbon economy statewide by 2050, with a zero-carbon electricity grid by 2040. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. As our portfolio is principally located in Manhattan, our business is subject to transition risks related to these climate change policies. Costs of compliance or penalties in later compliance periods may be significant. If we are unable to meet the required emissions reductions, we may be subject to material fines that will continue to be assessed each year we fail to comply. Based on current emissions data available from 2022, our portfolio is expected to be compliant through 2024, with no material financial impact to our properties. Additionally, even if we can achieve compliance under LL97 in a given year, it is not a certainty that we will remain in compliance in subsequent years.
RISKS RELATED TO OUR LIQUIDITY AND CAPITAL RESOURCES
Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.
Scheduled debt payments could adversely affect our results of operations.
Cash flow could be insufficient to meet the payments of principal and interest required under our current mortgages, our 2021 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $3.5 billion as of December 31, 2023, consisting of $1.3 billion in unsecured bank term loans, $0.1 billion under our senior unsecured notes, $0.1 billion of junior subordinated deferrable interest debentures, $1.5 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments and $560.0 million drawn under our revolving credit facility. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility. As of December 31, 2023, the total principal amount of indebtedness outstanding at the joint venture properties was $14.9 billion, of which our proportionate share was $7.4 billion.
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
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $382.8 million of consolidated mortgage debt and $1.6 billion of unconsolidated joint venture debt is scheduled to mature in 2024 after giving effect to our as-of-right extension options and repayments and refinancing of consolidated and joint venture debt between December 31, 2023 and February 22, 2024 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance, or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
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

High interest rates could adversely affect our cash flow.
Advances under our 2021 credit facility and certain property-level mortgage debt bear interest at a variable rate. After giving effect to derivatives, our consolidated variable rate borrowings totaled $0.3 billion as of December 31, 2023. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2021 credit facility. Borrowings under our revolving credit facility and two term loans bore interest at the adjusted term Secured Overnight Financing Rate ("SOFR") plus 10 basis points, and the applicable spreads of 140 basis points, 160 basis points, and 165 basis points, respectively, as of December 31, 2023. As of December 31, 2023, borrowings under our term loans and junior subordinated deferrable interest debentures totaled $1.3 billion and $100.0 million, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. If we were to incur variable rate indebtedness in the future, we may seek to enter into derivative instruments to mitigate the effect of such variable rate debt. However, such derivative instruments may not be available on favorable terms or at all. As of December 31, 2023, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would increase our net annual interest costs by $1.0 million and would increase our share of joint venture annual interest costs by $12.2 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
In addition, borrowings under our existing term loan and revolving credit facilities bear interest at a rate based on the term SOFR, which is a relatively new reference rate that replaced U.S. dollar London Interbank Offered Rate ("LIBOR"). As a result of SOFR’s limited performance history, the future performance of SOFR cannot be reliably predicted. The level of SOFR during the term of our existing term loan and revolving credit facilities may bear little or no relation to the historical level of SOFR. The future performance of SOFR is impossible to reliably predict, and, therefore, no future performance under our existing term loan and revolving credit facilities as it relates to SOFR may be inferred from historical performance. Since the initial publication of SOFR, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over the term of our existing term loan and revolving credit facilities may bear little or no relation to the historical actual or historical indicative data. Changes in the levels of SOFR will affect the amount of interest we pay on our existing credit facilities. Additionally, there can be no assurance that SOFR will gain long-term market acceptance. Market participants may not consider SOFR to be a suitable substitute or successor for all of the purposes for which U.S. dollar LIBOR historically has been used (including, without limitation, as a representation of the unsecured short-term funding costs of banks), which may, in turn, lessen market acceptance of SOFR and cause SOFR to be modified or discontinued. These consequences could adversely affect our financial results or the amount of interest we pay on our existing credit facilities.
Our hedging strategies may not effectively limit exposure against interest rate changes, which may adversely affect results of operations.
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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $346.7 million as of December 31, 2023. Some of these instruments may have some recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
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
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might file for bankruptcy protection or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2023, we had an aggregate carrying value in joint ventures totaling $3.0 billion.
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
Between January 1, 2023 and December 31, 2023, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $19.96 to $48.00 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Equity issuances or buybacks by us or the perception that such issuances or buybacks may occur may also affect the market price of our common stock.
Future issuances of common stock, preferred stock or convertible debt could dilute existing stockholders' interests.
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
Loss of key personnel could harm our operations and our stock price.
We are dependent on the efforts of Marc Holliday, our chairman, chief executive officer and interim president. Mr. Holliday has an employment agreement which expires in January 2025. A loss of Mr. Holliday's services could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our stock price.

Our business and operations would suffer in the event of system failures or cyber security attacks.
Despite system redundancy, the implementation of security measures and the preparation of a disaster data recovery plan, our internal information technology (“IT”) networks and third-party systems on which we rely are vulnerable to a number of risks including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber attacks and intrusions, such as phishing attacks, ransomware, data breaches and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. The risk of a security breach or disruption, particularly through cyber attacks and intrusions, including by hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Like other businesses, we have experienced cyber incidents in the past, which were not individually, or in the aggregate, material, and we may be subject to cyber attacks in the future. Our systems are critical to the operation of our business, as well as certain of our tenants, and a system failure, accident or security breach could result in a material disruption to our business and operations. We have and may also incur additional costs to remedy damages caused by such disruptions. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures designed to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and relationships with tenants and vendors, loss or misappropriation of data (which may be confidential, proprietary and/or commercially sensitive in nature) and a loss of confidence in our security measures, which could harm our business.
Forward-looking statements may prove inaccurate.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information," for additional disclosure regarding forward-looking statements.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2023, we did not have any unresolved comments with the staff of the SEC.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
The Company's business and proprietary information, information technology and operational technology assets are important to its success. The Company’s cybersecurity program is designed to protect its information assets and operations from external and internal cyber threats by seeking to mitigate and manage risks while helping to ensure business resiliency. The program is applied across all levels of the Company.
The Company takes a risk-based approach to cybersecurity and has implemented policies that are designed to address cybersecurity threats and incidents, including those related to third-party service providers. The Company assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company's cybersecurity standards, processes and practices, as part of the Company's overall risk management system. The Company also leverages external resources and advisors as needed to reinforce its cybersecurity capacity. External consultants perform testing exercises to further assess the Company’s cybersecurity program on an annual basis, or more frequently if circumstances warrant such testing.
The Company’s cybersecurity strategy is guided by prioritized risk, the National Institute for Standards and Technology (NIST) Cybersecurity Framework, and emerging business needs. The Company maintains a cybersecurity incident response plan, as well as a monitoring program, to support senior leadership and the Board.
The Company’s cybersecurity team manages its incident response plan and monitoring program. Company employees are provided cybersecurity awareness training, which includes topics on the Company’s policies and procedures for reporting potential incidents. The Company’s cybersecurity team is focused on evaluating emerging risks, regulations, and compliance matters and updating the policies and procedures accordingly.
To date, cybersecurity risks, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Our business and operations would suffer in the event of system failures or cyber security attacks” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.
Governance

The Board oversees the Company’s risk management process directly and through its committees. Pursuant to the Audit Committee Charter, the Audit Committee of the Board provides compliance oversight to the Company’s risk assessment and risk management policies and the steps management has taken to monitor and mitigate such exposures and risks.
The Company’s Senior Director, Information Security & Network Systems, in coordination with the Senior Vice President, Information Technology, is responsible for leading the assessment and management of cybersecurity risks. The Senior Director, Information Security & Network Systems and Senior Vice President, Information Technology regularly review and assess cybersecurity initiatives and are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through briefings with internal and external personnel as well as alerts from security measures deployed in the Company's IT environment. These individuals collectively have over 30 years of experience in information security. The Senior Vice President, Information Technology reports to the Board, the Audit Committee and management on cybersecurity risk assessment, policies, incident prevention, detection, mitigation, and remediation of cybersecurity incidents on an as needed basis.
ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2023, we owned or held interests in 13 consolidated commercial office buildings encompassing approximately 8.4 million rentable square feet and 12 unconsolidated commercial office buildings encompassing approximately 15.4 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2023, our portfolio also included ownership interests in one consolidated property, encompassing seven commercial office buildings totaling approximately 0.9 million rentable square feet, in Stamford Connecticut, which we refer to as our Suburban property. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.

As of December 31, 2023, we also owned or held interests in 10 prime retail properties encompassing approximately 0.3 million square feet, 6 buildings in differing stages of development or redevelopment encompassing approximately 4.3 million square feet, and 2 residential building encompassing 209 residential units and 484 dormitory beds, respectively, encompassing approximately 0.4 million square feet. In addition, we manage one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet and held debt and preferred equity investments with a book value of $346.7 million, excluding $7.9 million of investments recorded in balance sheet line items other than the Debt and preferred equity investments line item.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties in the portfolio as of December 31, 2023 (dollars in thousands):

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
MANHATTAN CONSOLIDATED OFFICE PROPERTIES
"Same Store"
100 Church Street	100.0	Downtown	1,047,500	90.3	92.9	$47,097	$47,097	18
110 Greene Street	100.0	Soho	223,600	89.7	90.3	17,966	17,966	55
125 Park Avenue	100.0	Grand Central	604,245	99.3	99.3	48,039	48,039	24
304 Park Avenue South	100.0	Midtown South	215,000	100.0	100.0	18,547	18,547	7
420 Lexington Ave (Graybar)	100.0	Grand Central North	1,188,000	86.6	87.3	81,510	81,510	167
461 Fifth Avenue	100.0	Midtown	200,000	76.0	76.0	13,949	13,949	13
485 Lexington Avenue	100.0	Grand Central North	921,000	73.9	76.3	46,469	46,469	27
555 West 57th Street	100.0	Midtown West	941,000	97.8	97.8	55,679	55,679	10
711 Third Avenue	100.0 (3)	Grand Central North	524,000	95.3	95.3	34,953	34,953	21
810 Seventh Avenue	100.0	Times Square	692,000	81.3	82.0	40,523	40,523	40
1185 Avenue of the Americas	100.0	Rockefeller Center	1,062,000	70.7	74.4	67,582	67,582	12
1350 Avenue of the Americas	100.0	Rockefeller Center	562,000	72.0	75.2	32,790	32,790	43
Subtotal / Weighted Average			8,180,345	85.1%	86.6%	$505,104	$505,104	437
"Non Same Store"
885 Third Avenue	100.0	Midtown/Plaza District	218,796	81.3	81.3	$11,612	$11,612	12
Subtotal / Weighted Average			218,796	81.3%	81.3%	$11,612	$11,612	12

Total / Weighted Average Manhattan Consolidated Office Properties			8,399,141	85.0%	86.4%	$516,716	$516,716	449

MANHATTAN UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
10 East 53rd Street	55.0	Plaza District	354,300	98.1	98.1	$33,529	$18,441	40
11 Madison Avenue	60.0	Park Avenue South	2,314,000	96.2	96.2	168,090	100,854	9
100 Park Avenue	50.0	Grand Central South	834,000	77.4	77.4	55,913	27,956	36
280 Park Avenue	50.0	Park Avenue	1,219,158	94.1	94.1	134,037	67,019	37
800 Third Avenue	60.5	Grand Central North	526,000	78.8	83.4	31,670	19,161	38
919 Third Avenue	51.0	Grand Central North	1,454,000	80.0	80.0	83,623	42,648	9
1515 Broadway	56.9	Times Square	1,750,000	99.7	99.7	136,705	77,785	7
Worldwide Plaza (4)	25.0	Westside	2,048,725	91.8	91.8	146,260	36,491	22
Added to Same Store in 2023
One Vanderbilt Avenue	71.0	Grand Central	1,657,198	97.8	99.4	272,560	193,545	39
220 East 42nd Street	51.0	Grand Central	1,135,000	88.4	88.4	67,721	34,538	31
Subtotal / Weighted Average			13,292,381	91.7%	92.1%	$1,130,108	$618,438	268
"Non Same Store"
245 Park Avenue	50.1	Park Avenue	1,782,793	74.6	83.2	$132,115	$66,189	13
450 Park Avenue	25.1	Park Avenue	337,000	82.3	92.5	34,979	8,780	21
Subtotal / Weighted Average			2,119,793	75.8%	84.7%	$167,094	$74,969	34

Total / Weighted Average Manhattan Unconsolidated Office Properties			15,412,174	89.5%	91.1%	$1,297,202	$693,407	302

Manhattan Office Grand Total / Weighted Average			23,811,315	87.9%	89.4%	$1,813,918	$1,210,123	751

Manhattan Office Same Store Occupancy %—Combined			21,472,726	89.2%	90.0%

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
SUBURBAN CONSOLIDATED OFFICE PROPERTIES
"Same Store" Suburban
Landmark Square	100.0	Stamford, Connecticut	862,800	77.1	77.1	$19,378	$19,378	100
Subtotal/Weighted Average			862,800	77.1%	77.1%	$19,378	$19,378	100

Total / Weighted Average Suburban Consolidated Office Properties			862,800	77.1%	77.1%	$19,378	$19,378	100

Suburban Office Grand Total / Weighted Average			862,800	77.1%	77.1%	$19,378	$19,378	100

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
RETAIL PROPERTIES
"Same Store" Retail
85 Fifth Avenue	36.3	Midtown South	12,946	100.0	100.0	$2,250	$816	1
Subtotal/Weighted Average			12,946	100.0%	100.0%	$2,250	$816	1
"Non Same Store" Retail
760 Madison Avenue	100.0	Plaza District	22,648	100.0	100.0	$18,362	$18,362	1
Subtotal/Weighted Average			22,648	100.0%	100.0%	$18,362	$18,362	1

Total / Weighted Average Retail Properties			35,594	100.0%	100.0%	$20,612	$19,178	2

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	Total Units		% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Average Monthly Rent Per Unit ($'s) (5)
RESIDENTIAL
"Non Same Store" Residential
7 Dey Street	100.0	Lower Manhattan	140,382	209		95.2	96.7	$11,385	$11,384	$4,767
15 Beekman Street	20.0	Downtown	221,884	484	(6)	100.0	100.0	13,473	2,695	—
Subtotal/Weighted Average			362,266	693		98.6%	99.0%	$24,858	$14,079	$4,767

Total / Weighted Average Residential Properties			362,266	693		98.6%	99.0%	$24,858	$14,079	$4,767

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
DEVELOPMENT/REDEVELOPMENT
19 East 65th Street	100.0	Plaza District	14,639	5.5	5.5	$32	$32	1
185 Broadway	100.0	Lower Manhattan	50,206	34.5	34.5	3,323	3,323	4
625 Madison Avenue	90.4	Plaza District	563,000	—	—	—	—	—
750 Third Avenue	100.0	Grand Central North	780,000	17.7	17.7%	10,876	10,876	21
One Madison Avenue	25.5	N/A	1,396,426	N/A	N/A	N/A	N/A	N/A
760 Madison - Residential Condominiums	100.0	N/A	35,926	N/A	N/A	N/A	N/A	N/A
Subtotal/Weighted Average			2,840,197	11.1%	11.1%	$14,231	$14,231	26

Total / Weighted Average Development/Redevelopment Properties			2,840,197	11.1%	11.1%	$14,231	$14,231	26

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
ALTERNATIVE STRATEGY PORTFOLIO
2 Herald Square (7)	51.0	Herald Square	369,000	34.5	34.5	$19,815	$10,106	4
5 Times Square	31.6	Times Square	1,127,931	23.3	23.3	27,069	8,540	3
11 West 34th Street	30.0	Herald Square/Penn Station	17,150	100.0	100.0	3,480	1,044	1
115 Spring Street	51.0	Soho	5,218	100.0	100.0	3,984	2,032	1
650 Fifth Avenue	50.0	Plaza District	69,214	100.0	100.0	40,064	20,032	1
690 Madison Avenue	100.0	Plaza District	7,848	100.0	100.0	1,505	1,505	1
717 Fifth Avenue (8)	10.9	Midtown/Plaza District	119,550	90.4	90.4	29,362	3,206	5
719 Seventh Avenue	75.0	Times Square	10,040	—	—	—	—	—
1552-1560 Broadway	50.0	Times Square	57,718	88.3	88.3	30,764	15,382	3
Worldwide Plaza (9)	25.0	Westside	2,048,725	91.8	91.8	146,256	36,490	22
Subtotal/Weighted Average			3,832,394	66.0%	66.0%	$302,299	$98,337	41

Total / Weighted Average Alternative Strategy Portfolio Properties			3,832,394	66.0%	66.0%	$302,299	$98,337	41
(1)Represents the rentable square footage at the time the property was acquired.
(2)Occupancy for commenced leases.
(3)Occupancy inclusive of leases signed but not yet commenced.
(4)Alternative Strategy Portfolio property.
(5)Calculated based on occupied units. Amount in dollars.
(6)Property occupied by Pace University and used as an academic center and dormitory space. 484 represents number of beds.
(7)The Company closed on the acquisition of additional interests in the joint venture in January 2024, which increased the Company's interest to 95%.
(8)Along with its joint venture partner, the Company closed on the sale of this property in January 2024.
(9)Property included in Manhattan Operating Properties as of December 31, 2023.
Historical Occupancy
Historically, we have achieved materially higher occupancy rates in our Manhattan office portfolio as compared to the overall midtown Manhattan office market, as shown in the following table:

	Occupancy Rate of Manhattan Operating Portfolio (1)	Occupancy Rate of Class A Office Properties in the Midtown Manhattan Markets (2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Manhattan Markets (2)(3)
December 31, 2023	89.4%	78.4%	75.5%
December 31, 2022	90.7%	78.4%	76.6%
December 31, 2021	92.1%	80.6%	77.1%
December 31, 2020	92.4%	85.0%	81.1%
December 31, 2019	94.5%	88.8%	87.4%
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
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2028, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 0.7 million square feet and approximately 0.6 million square feet, respectively, representing an average annual expiration rate of approximately 9.2% and approximately 4.0%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2023 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Square Footage of Expiring Leases	Percentage of Total Square Feet	Annualized Cash Rent of Expiring Leases (2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent per Square Foot of Expiring Leases (3)
2024(4)	75	668,722	8.8%	$38,699,697	7.5%	$57.87
2025	71	680,624	9.0	55,301,323	10.7	81.25
2026	54	776,991	10.2	53,956,330	10.4	69.44
2027	55	650,165	8.6	52,559,470	10.2	80.84
2028	53	698,668	9.2	52,371,028	10.1	74.96
2029	33	591,177	7.8	38,909,520	7.5	65.82
2030	22	696,540	9.2	49,396,547	9.6	70.92
2031	18	321,405	4.2	22,841,818	4.4	71.07
2032	16	669,608	8.8	40,664,070	7.9	60.73
2033 & thereafter	60	1,835,137	24.2	112,016,314	21.7	61.04
Total/weighted average	457	7,589,037	100.0%	$516,716,117	100.0%	$68.09
(1)Tenants may have multiple leases.
(2)Represents the monthly contractual rent under existing leases as of December 31, 2023 multiplied by 12. This amount reflects total rent before any rent abatements, deferrals, concessions and includes expense reimbursements, which may be estimated as of such date.
(3)Represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per square foot basis.
(4)Includes approximately 177,309 square feet and annualized cash rent of $10.0 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2023.

Manhattan Unconsolidated Operating Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Square Footage of Expiring Leases	Percentage of Total Square Feet	Annualized Cash Rent of Expiring Leases (2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent per Square Foot of Expiring Leases (3)
2024(4)	34	946,092	6.8%	$104,741,363	8.1%	$110.71
2025	26	373,433	2.7	36,125,921	2.8	96.74
2026	42	802,152	5.8	89,411,068	6.9	111.46
2027	29	352,724	2.5	44,741,842	3.4	126.85
2028	30	305,851	2.2	35,200,396	2.7	115.09
2029	17	893,912	6.4	64,603,106	5.0	72.27
2030	21	505,445	3.6	51,835,737	4.0	102.55
2031	27	2,912,088	21.0	219,024,122	16.9	75.21
2032	15	1,075,978	7.8	95,341,186	7.3	88.61
2033 & thereafter	75	5,714,468	41.2	556,177,116	42.9	97.33
Total/weighted average	316	13,882,143	100.0%	$1,297,201,857	100.0%	$93.44
(1)Tenants may have multiple leases.
(2)Represents the monthly contractual rent under existing leases as of December 31, 2023 multiplied by 12. This amount reflects total rent before any rent abatements, deferrals, concessions and includes expense reimbursements, which may be estimated as of such date.
(3)Represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per square foot basis.
(4)Includes approximately 114,048 square feet and annualized cash rent of $11.9 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2023.
Tenant Diversification
As of December 31, 2023, our properties were leased to 920 tenants, which are engaged in a variety of businesses, including, but not limited to, financial services, professional services, technology, advertising, media, information, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 20 largest tenants in our properties, which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2023:

Tenant Name	Property	Lease Expiration (1)	Total Rentable Square Feet	Annualized Cash Rent	SLG Share of Annualized Cash Rent ($)	% of SLG Share of Annualized Cash Rent (2)	Annualized Cash Rent per Square Foot
Paramount Global (formerly ViacomCBS Inc.)	1515 Broadway	June 2031	1,603,126	$105,728	$60,159	4.5%	$65.95
	555 West 57th Street	April 2029	180,779	10,048	10,047	0.8%	55.58
	555 West 57th Street	December 2023	137,072	7,251	7,251	0.5%	52.90
	1515 Broadway	March 2028	9,106	2,113	1,203	0.1%	232.09
	Worldwide Plaza	January 2027	32,598	2,526	630	—%	77.49
			1,962,681	$127,666	$79,290	5.9%	$65.05

Credit Suisse Securities (USA), Inc.	11 Madison Avenue	May 2037	1,184,762	$75,934	$45,561	3.4%	$64.09
Sony Corporation	11 Madison Avenue	January 2031	578,791	$50,959	$30,575	2.3%	$88.04

TD Bank US Holding Company	One Vanderbilt Avenue	July 2041	193,159	$25,412	$18,045	1.3%	$131.56
	One Vanderbilt Avenue	August 2041	6,843	3,234	2,296	0.2%	472.58
	125 Park Avenue	October 2025	6,234	2,029	2,029	0.2%	325.47
	125 Park Avenue	October 2030	26,536	1,835	1,835	0.1%	69.16
	125 Park Avenue	March 2034	25,171	1,611	1,611	0.1%	64.00
			257,943	$34,121	$25,816	1.9%	$132.28

Bloomberg L.P.	919 Third Avenue	February 2029	749,216	$50,549	$25,780	1.9%	$67.47
Societe Generale	245 Park Avenue	October 2032	520,831	$50,566	$25,334	1.9%	$97.09
Carlyle Investment Management LLC	One Vanderbilt Avenue	September 2036	194,702	$32,994	$23,429	1.7%	$169.46
The City of New York	100 Church Street	March 2034	510,007	$21,145	$21,145	1.6%	$41.46
King & Spalding	1185 Avenue of the Americas	October 2025	218,275	$21,134	$21,134	1.6%	$96.82

Metro-North Commuter Railroad Company (3)	420 Lexington Avenue	November 2034	344,873	$19,905	$19,905	1.5%	$57.72
	420 Lexington Avenue	January 2027	7,537	444	444	—%	58.89
			352,410	$20,349	$20,349	1.5%	$57.74

Nike Retail Services, Inc.	650 Fifth Avenue	January 2033	69,214	$40,064	$20,032	1.5%	$578.84

WME IMG, LLC	304 Park Avenue	April 2028	174,069	$13,641	$13,641	1.0%	$78.36
	11 Madison Avenue	September 2030	104,618	10,504	6,303	0.5%	100.41
			278,687	$24,145	$19,944	1.5%	$86.64

Giorgio Armani Corporation	760 Madison Avenue	October 2038	22,648	$18,362	$18,362	1.4%	$810.76
	717 Fifth Avenue (4)	December 2023	46,940	2,300	251	—%	49.00
			69,588	$20,662	$18,613	1.4%	$296.92

McDermott Will & Emery LLP	One Vanderbilt Avenue	December 2042	146,642	$24,857	$17,651	1.4%	$169.51
	420 Lexington Avenue	October 2026	10,043	619	619	—%	61.60
			156,685	$25,476	$18,270	1.4%	$162.59

Toronto Dominion Bank	One Vanderbilt Avenue	April 2042	142,892	$20,466	$14,533	1.1%	$143.23
	125 Park Avenue	April 2042	52,450	3,583	3,583	0.2%	68.32
			195,342	$24,049	$18,116	1.3%	$123.12

Cravath, Swaine & Moore LLP	Worldwide Plaza	August 2024	617,135	$70,134	$17,498	1.3%	$113.64
Stone Ridge Holdings Group LP (3)	One Vanderbilt Avenue	December 2037	97,652	$22,014	$15,632	1.2%	225.43
Hess Corp	1185 Avenue of the Americas	December 2027	167,169	$15,540	$15,540	1.2%	$92.96
BMW of Manhattan, Inc.	555 West 57th Street	July 2032	226,556	$12,857	$12,857	1.0%	$56.75

Greenberg Traurig LLP	One Vanderbilt Avenue	October 2037	99,888	$12,661	$8,990	0.7%	$126.75
	420 Lexington Avenue	November 2037	49,049	$3,355	$3,356	0.2%	$68.41
			148,937	$16,016	$12,346	0.9%	$107.54

Total			8,556,583	$756,374	$487,261	36.4%	$88.40
(1)Expiration of current lease term and does not reflect extension options.
(2)SLG Share of Annualized Cash Rent includes Manhattan, Suburban, Retail, Residential and Development / Redevelopment properties.
(3)Tenant pays rent on a net basis. Rent PSF reflects gross equivalent.
(4)The asset was sold in January 2024.

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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2023, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 22, 2024, the reported closing sale price per share of common stock on the NYSE was $46.76 and there were 419 holders of record of our common stock.
SL GREEN OPERATING PARTNERSHIP, L.P.
As of December 31, 2023, there were 3,949,448 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit of the same amount and in the same manner as dividends per share were distributed to common stockholders.
There is no established public trading market for the common units of the Operating Partnership. On February 22, 2024, there were 52 holders of record and 69,221,575 common units outstanding, 64,799,013 of which were held by SL Green.
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
ISSUER PURCHASES OF EQUITY SECURITIES
In August 2016, our Board of Directors approved a share repurchase program under which we could buy up to $1.0 billion of shares of our common stock. The Board of Directors has since authorized five separate $500.0 million increases to the size of the share repurchase program in the fourth quarter of 2017, second quarter of 2018, fourth quarter of 2018, fourth quarter of 2019, and fourth quarter of 2020 bringing the total program size to $3.5 billion.
The following table summarizes share repurchases executed under the program, excluding the redemption of OP units, during the three months ended December 31, 2023:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
October 1-31	—	$—	36,107,719
November 1-30	—	$—	36,107,719
December 1-31	—	$—	36,107,719
SALE OF UNREGISTERED SECURITIES
During the years ended December 31, 2023, 2022, and 2021 we did not issue any shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, engaged in the ownership, management, operation, acquisition, development, redevelopment and repositioning of commercial real estate properties, principally office properties, located in the New York metropolitan area, principally Manhattan. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023, and is incorporated by reference into this Annual Report on Form 10-K.
Leasing and Operating
As of December 31, 2023, our same-store Manhattan office property occupancy inclusive of leases signed but not commenced, was 90.0% compared to 91.2% as of December 31, 2022. We signed office leases in Manhattan encompassing approximately 1.8 million square feet, of which approximately 1.2 million square feet represented office leases that replaced previously occupied space.
According to Cushman & Wakefield, 2023 leasing activity in Manhattan totaled approximately 18.0 million square feet. Of the total 2023 leasing activity in Manhattan, the Midtown submarket accounted for approximately 12.6 million square feet, or approximately 70.0%. Manhattan's overall office vacancy went from 22.2% as of December 31, 2022 to 22.8% as of December 31, 2023. Overall average asking rents in Manhattan increased in 2023 by 2.4% from $71.62 per square foot as of December 31, 2022 to $73.33 per square foot as of December 31, 2023, while Manhattan Class A asking rents increased to $80.98 per square foot, up 2.9% from $78.72 as of December 31, 2022.
Acquisition and Disposition Activity
Overall Manhattan sales volume decreased by 39.9% in 2023 to $13.8 billion as compared to $23.0 billion in 2022. In 2023, we continued to sell joint venture interests in quality assets as well as dispose of properties that were considered non-core or had a more limited growth trajectory, raising efficiently priced capital that was used primarily for debt reduction. During the year, we closed on the sales of all or a portion of our interests in 245 Park Avenue, 121 Greene Street and 21 East 66th Street for total gross valuations of $2.0 billion, generating net proceeds to the Company of $176.9 million.
Debt and Preferred Equity
In 2022 and 2023, in our debt and preferred equity portfolio we continued to focus on underwriting financings for owners, acquirers or developers of properties in New York City. At the same time, we selectively sold certain investments, some investments were repaid, and we converted some investments into equity ownership, the proceeds of which were utilized to repurchase shares of common stock or for debt repayment. Our investment strategy provides us with the opportunity to fill a need for additional debt financing, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the New York City real estate market. During 2023, our debt and preferred equity activities included $80.3 million, inclusive of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization, and investments with a carrying value of $349.9 million that were transferred to equity ownership.
For descriptions of significant activities in 2023, refer to "Part I, Item 1. Business - Highlights from 2023."

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

On a periodic basis, we assess whether there are any indications that the value of our consolidated real estate properties may be impaired or that their carrying value may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with ASC 820. We assess for impairment indicators based on factors such as, among other things, market conditions, occupancy rates, collections, and the overall operating performance of the asset. If indicators of impairment are present, we evaluate real estate investments for potential impairment primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts.
We also evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded. See Note 4, "Properties Held for Sale and Property Dispositions."
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
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. Aside from charges noted in Note 6, "Investment in Unconsolidated Joint Ventures," we do not believe that the values of any of our equity investments were impaired as of December 31, 2023.
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
Revenue Recognition
Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease and we have determined that the collectability of substantially all of the lease payments are probable. If collectability of substantially all of the lease payments is assessed as not probable, rental revenue is recognized only upon actual receipt. The Company assesses the probability of collecting substantially all payments under its leases based on multiple factors, including, among other things, payment history of the lessee, the credit rating of the lessee, historical operations and trends within the lessee’s industry, current and future economic conditions. If collectability of substantially all of the lease payments is assessed as not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current-period adjustment to rental revenue. A subsequent change in the assessment of collectability to probable may result in a current-period adjustment to rental revenue for any difference between the rental revenue that would have been recognized if collectability had always been assessed as probable and the rental revenue recognized to date.
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
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2023 and 2022 was $2.6 million and $2.0 million, respectively, and is included in Deferred revenue on the consolidated balance sheets.
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

Results of Operations
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
The following comparison for the year ended December 31, 2023, or 2023, to the year ended December 31, 2022, or 2022, makes reference to the effect of the following:

i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2022 and still owned by us in the same manner as of December 31, 2023 (Same-Store Properties totaled 20 of our 27 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2023 and 2022 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties" which represents all properties or interests in properties sold in 2023 and 2022,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2023	2022	$ Change	% Change	2023	2022	2023	2022	2023	2022	$ Change	% Change

Rental revenue	$549.6	$556.7	$(7.1)	(1.3)%	$—	$0.9	$133.7	$113.9	$683.3	$671.5	$11.8	1.8%
SUMMIT Operator revenue	—	—	—	—%	—	—	118.3	89.0	118.3	89.0	29.3	32.9%
Investment income	—	—	—	—%	—	—	34.7	81.1	34.7	81.1	(46.4)	(57.2)%
Other income	4.1	3.9	0.2	5.1%	—	10.4	73.3	63.5	77.4	77.8	(0.4)	(0.5)%
Total revenues	553.7	560.6	(6.9)	(1.2)%	—	11.3	360.0	347.5	913.7	919.4	(5.7)	(0.6)%

Property operating expenses	277.0	266.7	10.3	3.9%	0.2	2.0	90.3	70.5	367.5	339.2	28.3	8.3%
SUMMIT Operator expenses	—	—	—	—%	—	—	101.2	89.2	101.2	89.2	12.0	13.5%
Transaction related costs	—	—	—	—%	—	—	1.1	0.4	1.1	0.4	0.7	175.0%
Marketing, general and administrative	—	—	—	—%	—	—	111.4	93.8	111.4	93.8	17.6	18.8%
	277.0	266.7	10.3	3.9%	0.2	2.0	304.0	253.9	581.2	522.6	58.6	11.2%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									$(145.0)	$(97.3)	$(47.7)	49.0%
SUMMIT Operator tax expense									(9.2)	(2.6)	(6.6)	253.8%
Depreciation and amortization									(247.8)	(216.2)	(31.6)	14.6%
Equity in net loss from unconsolidated joint ventures									(76.5)	(58.0)	(18.5)	31.9%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(13.4)	(0.1)	(13.3)	13,300.0%
Purchase price and other fair value adjustments									(17.3)	(8.1)	(9.2)	113.6%
Loss on sale of real estate, net									(32.4)	(84.5)	52.1	(61.7)%
Depreciable real estate reserves and impairments									(382.4)	(6.3)	(376.1)	5,969.8%
Loss on early extinguishment of debt									(0.9)	—	(0.9)	—%
Loan loss and other investment reserves, net of recoveries									(6.9)	—	(6.9)	—%
Net loss									$(599.3)	$(76.3)	$(523.0)	685.5%

Rental Revenue
    Rental revenues increased due primarily to the acquisition of 245 Park Avenue ($23.3 million) during the third quarter of 2022 and prior to its deconsolidation in the second quarter of 2023, offset by a lower contribution from our Same-Store Properties due primarily to reduced occupancy ($7.0 million).
The following table presents a summary of the commenced leasing activity for the year ended December 31, 2023 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	2,227,978
Acquired vacancies	51,490
Property out of redevelopment	(56,718)
Space which became available during the year(3)
• Office	1,337,519
• Retail	38,650
• Storage	13,282
	1,389,451
Total space available	3,612,201
Leased space commenced during the year:
• Office(4)	665,886	727,901	$75.65	$77.59	$68.67	7.3	6.4
• Retail	33,607	36,674	$85.04	$180.38	$69.53	11.1	14.0
• Storage	6,215	8,236	$28.00	$17.25	$—	3.3	9.9
Total leased space commenced	705,708	772,811	$75.59	$77.19	$67.98	7.5	6.8

Total available space at end of year	2,906,493

Early renewals
• Office	654,708	723,334	$84.08	$80.64	$41.75	5.8	7.2
• Retail	17,087	17,252	$195.10	$192.91	$—	—	4.8
• Storage	5,146	5,554	$31.46	$33.07	$—	3.6	6.0
Total early renewals	676,941	746,140	$86.26	$82.88	$40.48	5.6	7.1

Total commenced leases, including replaced previous vacancy
• Office		1,451,235	$79.85	$79.41	$55.25	6.5	6.8
• Retail		53,926	$120.25	$191.53	$47.29	7.5	11.1
• Storage		13,790	$29.39	$24.30	$—	3.4	8.4
Total commenced leases		1,518,951	$80.83	$80.61	$54.47	6.6	6.9
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $77.08 per rentable square feet for 485,280 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $81.27 per rentable square feet for 1,208,614 rentable square feet.

SUMMIT Operator revenue
SUMMIT Operator revenues were higher for the year ended December 31, 2023, compared to the same period in 2022 due primarily to increased attendance.
Investment Income
Investment income decreased due to a lower weighted average debt and preferred equity investment balance and a lower weighted average yield for the period ended December 31, 2023 as compared to the same period in 2022 as well as the recognition of previously unrecorded default interest on our preferred equity investment at 245 Park Avenue in the third quarter of 2022. For the years ended December 31, 2023 and 2022, the weighted average balance of our debt and preferred equity investment portfolio and the weighted average yield were $0.6 billion and 6.2%, respectively, compared to $1.0 billion and 8.3%, respectively. As of December 31, 2023, the debt and preferred equity investment portfolio had a weighted average term to maturity of 1.9 years excluding extension options.
Other Income
Other income decreased primarily due to income related to the resolution of the Company's investment in 1591-1597 Broadway ($5.0 million) in the second quarter of 2022. This decrease was offset by increases in lease termination income ($1.1 million), and an increase in special servicing income for the year ended December 31, 2023 ($1.1 million) as compared to the same period in 2022.
Property Operating Expenses
Property operating expenses increased due primarily to acquiring 245 Park Avenue ($8.6 million) in the third quarter of 2022 and prior to its deconsolidation in the second quarter of 2023, increased variable expenses ($7.5 million) and real estate taxes ($2.8 million) at our Same-Store Properties, and increased variable expenses at our Acquired Properties ($7.8 million), partially offset by decreased variable expenses at our Disposed Properties ($1.2 million).
SUMMIT Operator expenses
SUMMIT Operator expenses were higher for the year ended December 31, 2023, compared to the same period in 2022 due to additional operating hours in 2023 to accommodate demand, which increased variable costs such as labor, security, cleaning and maintenance costs.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses increased to $111.4 million for the year ended December 31, 2023, compared to $93.8 million for the same period in 2022 due to increased compensation expense related to the non-renewal of the Company's former President ($18.7 million).
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased due to rising LIBOR and SOFR rates, higher interest expense from unsecured corporate term loans ($32.9 million) and the revolving credit facility ($20.5 million) for the year ended December 31, 2023 as compared to the year ended December 31, 2022, acquiring 245 Park Avenue in the third quarter of 2022 ($8.0 million) prior to its deconsolidation in the second quarter of 2023, and the refinancing of 100 Church ($7.9 million) in the second quarter of 2022. These increases were offset primarily by the repayment of unsecured bonds ($20.9 million) in the third quarter of 2022. The weighted average consolidated debt balance outstanding was $4.6 billion for the year ended December 31, 2023 as compared to $4.6 billion for the year ended December 31, 2022. The consolidated weighted average interest rate was 4.71% for the year ended December 31, 2023 as compared to 3.55% for the year ended December 31, 2022.
SUMMIT Operator tax expense
The increase in SUMMIT Operator income tax expense for the year ended December 31, 2023 compared to the same period in 2022 was attributable to higher taxable income for SUMMIT Operator.
Depreciation and Amortization
Depreciation and amortization increased primarily due to acquiring 245 Park Avenue ($20.3 million) in the third quarter of 2022 and prior to its deconsolidation in the second quarter of 2023, an increase at our Acquired Properties ($8.6 million) and Same-Store Properties ($2.5 million) for the year ended December 31, 2023.

Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased as a result of increased interest expense across our joint venture portfolio ($67.6 million). This was partially offset by additional income at 2 Herald Square ($29.8 million) comprised primarily of holdover rent, interest, settlement income, lease termination income and reimbursement of attorneys' fees collected following the completion of legal proceedings against a former tenant and its guarantor, as well as an increase in income from operations at One Vanderbilt Avenue ($22.9 million).
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the year ended December 31, 2023, we recognized losses on the sales of our interests in 21 East 66th Street ($12.7 million) and 121 Greene Street ($0.3 million). During the year ended December 31, 2022, we recognized a loss on the sale of our interest in the Stonehenge Portfolio (less than $0.1 million).
Purchase price and other fair value adjustments
During the year ended December 31, 2023, we recorded a $17.0 million fair value adjustment relating to the 50.1% interest we retained in 245 Park Avenue, which was deconsolidated when a 49.9% joint venture interest was sold. Additionally, we recorded a $10.4 million fair value adjustment related to derivatives that are not designated as hedges for accounting purposes. This was partially offset by a $10.2 million purchase price adjustment related to a previous transaction. During the year ended December 31, 2022, we recorded a $6.4 million fair value adjustment related to an investment in marketable securities and a $1.7 million fair value adjustment related to derivatives that are not designated as hedges.
Loss on sale of real estate, net
During the year ended December 31, 2023, we recognized a loss on the sale of a 49.9% joint venture interest in 245 Park Avenue ($32.8 million). During the year ended December 31, 2022, we recognized losses on the sales of 609 Fifth Avenue ($80.2 million), 885 Third Avenue ($24.0 million) and 707 Eleventh Avenue ($0.8 million), offset by a gain on the sale of 1080 Amsterdam Avenue ($17.9 million).
Depreciable Real Estate Reserves and Impairments
During the year ended December 31, 2023, we recognized depreciable real estate reserves and impairments related to our leasehold interest at 625 Madison Avenue ($272.6 million), which was under contract for sale as of December 31, 2023, 2 Herald Square ($101.7 million) and 1552-1560 Broadway ($8.0 million) following an assessment of the investments for recoverability. During the year ended December 31, 2022, we recognized depreciable real estate reserves and impairments related to 121 Greene Street ($6.3 million) as the investment was under contract for sale as of December 31, 2022.
Loan loss and other investment reserves, net of recoveries
During the year ended December 31, 2023, we recorded $6.9 million of loan loss reserve on one debt and preferred equity investment. During the year ended December 31, 2022, we did not recognize any loan loss and other investment reserves.
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
For a comparison of the year ended December 31, 2022 to the year ended December 31, 2021, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 17, 2023.
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
The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options and put options, estimated interest expense, and our obligations under our financing and operating leases, as of December 31, 2023 are as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Property mortgages and other loans	$387,238	$370,000	$190,148	$550,000	$—	$—	$1,497,386
Revolving credit facility	—	—	—	560,000	—	—	560,000
Unsecured term loans	200,000	—	—	1,050,000	—	—	1,250,000
Senior unsecured notes	—	100,000	—	—	—	—	100,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	3,180	3,228	3,276	3,325	3,375	196,794	213,178
Operating leases	53,455	53,595	53,734	53,746	54,211	1,208,864	1,477,605
Estimated interest expense	173,873	132,568	115,747	35,264	4,829	32,796	495,077
Company's share of joint venture debt	1,822,978	1,670,861	542,968	1,185,168	—	2,130,300	7,352,275
Total	$2,640,724	$2,330,252	$905,873	$3,437,503	$62,415	$3,668,754	$13,045,521
We estimate that for the year ending December 31, 2024, we expect to incur $79.0 million of recurring capital expenditures on existing consolidated properties and $80.0 million of development or redevelopment expenditures on existing consolidated properties, none of which will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $183.6 million, of which $99.2 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of December 31, 2023, we had liquidity of $0.9 billion, comprised of $688.0 million of availability under our revolving credit facility and $231.4 million of consolidated cash on hand, inclusive of $9.6 million of marketable securities. This liquidity excludes $161.9 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties, or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $335.5 million and $384.1 million as of December 31, 2023 and 2022, respectively, representing a decrease of $48.6 million. The decrease was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2023	2022	(Decrease) Increase
Net cash provided by operating activities	$229,503	$276,088	$(46,585)
Net cash provided by investing activities	$171,345	$425,805	$(254,460)
Net cash used in financing activities	$(449,383)	$(654,823)	$205,440

Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service, and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2023, when compared to the year ended December 31, 2022, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$64,491
Capital expenditures and capitalized interest	41,107
Joint venture investments	37
Distributions from joint ventures	(1,173)
Proceeds from disposition of real estate/joint venture interest	(68,753)
Cash and restricted cash assumed from acquisition of real estate investment	(60,494)
Debt and preferred equity and other investments	(229,675)
Decrease in net cash provided by investing activities	$(254,460)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $300.8 million for the year ended December 31, 2022 to $259.7 million for the year ended December 31, 2023 due to lower costs incurred in connection with our development and redevelopment properties.
We generally fund our investment activity through the sale of real estate, the sale of debt and preferred equity investments, property-level financing, our credit facilities, senior unsecured notes, and construction loans. From time to time, the Company may issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2023, when compared to the year ended December 31, 2022, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(1,367,980)
Repayments of our debt obligations	1,302,538
Net distribution to noncontrolling interests	(41,817)
Other financing activities	94,213
Repurchase of common stock	151,197
Redemption of preferred stock	6,267
Acquisition of subsidiary interest from noncontrolling interest	29,817
Dividends and distributions paid	31,205
Increase in net cash used in financing activities	$205,440
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2023, 64,726,253 shares of common stock and no shares of excess stock were issued and outstanding.
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

The following table summarizes share repurchases executed under the program, excluding the redemption of OP units, for the years ended December 31, 2023, 2022 and 2021 as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2021	4,474,649	$75.44	34,136,627
Year ended 2022	1,971,092	$76.69	36,107,719
Year ended 2023	—	$—	36,107,719
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2021 the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2023, 2022, and 2021, respectively (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Shares of common stock issued	17,180	10,839	10,387
Dividend reinvestments/stock purchases under the DRSPP	$525	$525	$738
Fifth Amended and Restated 2005 Stock Option and Incentive Plan
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2023, 3.9 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units and phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
During the year ended December 31, 2023, 39,302 phantom stock units and 27,739 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.7 million during the year ended December 31, 2023 related to the Deferred Compensation Plan. As of December 31, 2023, there were 230,295 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2023, 224,159 shares of our common stock had been issued under the ESPP.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, 2022 term loan, senior unsecured notes and trust preferred securities outstanding as of December 31, 2023 and 2022, (amounts in thousands).

Debt Summary:	December 31, 2023	December 31, 2022
Balance
Fixed rate	$1,117,386	$2,695,814
Variable rate—hedged	2,120,000	2,320,000
Total fixed rate	3,237,386	5,015,814
Total variable rate	270,000	520,148
Total debt	$3,507,386	$5,535,962

Debt, preferred equity, and other investments subject to variable rate	168,745	144,056
Net exposure to variable rate debt	101,255	376,092

Percent of Total Debt:
Fixed rate	92.3%	90.6%
Variable rate (1)	7.7%	9.4%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.68%	3.60%
Variable rate	6.11%	3.23%
Effective interest rate	4.71%	3.55%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 3.0% and 7.0% as of December 31, 2023 and December 31, 2022, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.00% and 4.39% as of December 31, 2023 and 2022, respectively), and adjusted Term SOFR (5.35% and 4.30% as of December 31, 2023 and 2022, respectively). Our consolidated debt as of December 31, 2023 had a weighted average term to maturity of 2.69 years.
Certain of our debt and equity investments and other investments, with carrying values of $168.7 million as of December 31, 2023 and $144.1 million as of December 31, 2022, are variable rate investments, which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our variable rate debt to total debt was 3.0% and 7.0% as of December 31, 2023 and 2022, respectively.
Mortgage Financing
As of December 31, 2023, our total mortgage debt (excluding our share of joint venture mortgage debt of $7.4 billion) consisted of $1.4 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.84% and $0.1 billion of variable rate debt with an effective weighted average interest rate of 6.05%.

Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of December 31, 2023, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2023, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of December 31, 2023, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. As of December 31, 2023, the facility fee was 30 basis points.
As of December 31, 2023, we had $2.0 million of outstanding letters of credit, $560.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $688.0 million under the 2021 credit facility. As of December 31, 2023 and December 31, 2022, the revolving credit facility had a carrying value of $554.8 million and $443.2 million, respectively, net of deferred financing costs. As of December 31, 2023 and December 31, 2022, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
2022 Term Loan
In October 2022, we entered into a term loan agreement, referred to as the 2022 term loan. The 2022 term loan was repaid in full in September 2023. The 2022 term loan consisted of a $425.0 million term loan with a maturity date of October 6, 2023. The 2022 term loan had one six-month as-of-right extension option to April 6, 2024. We also had an option, subject to customary conditions, to increase the capacity of the 2022 term loan to $500.0 million on or before January 7, 2023 without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. In January 2023, the 2022 term loan was increased by $25.0 million to $425.0 million.
The 2022 term loan bore interest at a spread over adjusted Term SOFR plus 0.001 basis points, ranging from 100 basis points to 180 basis points, in each case based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. In instances where there were either only two ratings available or where there was more than two and the difference between them was one rating category, the applicable rating was the highest rating. In instances where there were more than two ratings and the difference between the highest and the lowest were two or more rating categories, then the applicable rating used was the average of the highest two, rounded down if the average was not a recognized category. As of December 31, 2022, the 2022 term loan had a carrying value of $398.2 million, net of deferred financing costs.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2023 and 2022, respectively, by scheduled maturity date (dollars in thousands):

	December 31, 2023		December 31, 2022
Issuance	Unpaid Principal Balance	Accreted Balance	Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
	$100,000	$100,000	$100,000
Deferred financing costs, net	—	(205)	(308)
	$100,000	$99,795	$99,692
(1)Interest rate as of December 31, 2023.
(2)Issued by the Company and the Operating Partnership as co-obligors.

Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2023 and 2022, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a floating rate of 26 basis points over the three-month Term SOFR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. Based on the debt outstanding as of December 31, 2023, a hypothetical 100 basis point increase in the floating rate interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $1.0 million and would increase our share of joint venture annual interest cost by $12.2 million. As of December 31, 2023, $168.7 million, or 90.5%, of our $346.7 million debt and preferred equity portfolio was indexed to SOFR.
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
Our consolidated long-term debt of $3.2 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2023 bore interest based on a spread to LIBOR of 145 basis points and Term SOFR of 50 basis points to 565 basis points.

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
Income earned from the profit participation prior to 2023, which is included in Other income on the consolidated statements of operations, was $1.4 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. We also recorded expenses, inclusive of capitalized expenses, of $8.6 million and $14.0 million for these services (excluding services provided directly to tenants) for the years ended December 31, 2022 and 2021, respectively.
One Vanderbilt Avenue Investment
Our Chairman and CEO, Marc Holliday, and our former President, Andrew Mathias, made investments in our One Vanderbilt project (inclusive of the property and SUMMIT One Vanderbilt), which entitles Mr. Holliday and Mr. Mathias to receive approximately 1.27% and 0.85%, respectively, on account of the property and 1.92% and 1.28%, respectively, on account of SUMMIT One Vanderbilt, of any profits realized by the Company from its One Vanderbilt project in excess of the Company's capital contributions. Mr. Holliday and Mr. Mathias paid $1.4 million and $1.0 million, respectively, which equaled the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
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

One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the year ended December 31, 2023 and 2022 we recorded $3.0 million and $3.0 million, respectively, of rent expense under the lease. Additionally, in June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. For the year ended December 31, 2023, we recorded $38.9 million of rent expense under the lease, including percentage rent, of which $26.2 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. For the year ended December 31, 2022, we recorded $33.0 million of rent expense under the lease, including percentage rent, of which $22.8 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. See Note 20, "Commitments and Contingencies."
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

FFO for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net (loss) income attributable to SL Green common stockholders	$(579,509)	$(93,024)	$434,804
Add:
Depreciation and amortization	247,810	216,167	216,969
Joint venture depreciation and noncontrolling interest adjustments	284,284	252,893	249,087
Net (loss) income attributable to noncontrolling interests	(42,033)	(4,672)	23,573
Less:
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(13,368)	(131)	(32,757)
Purchase price and other fair value adjustments	(6,813)	—	209,443
(Loss) gain on sale of real estate, net	(32,370)	(84,485)	287,417
Depreciable real estate reserves and impairments	(382,374)	(6,313)	(23,794)
Depreciation on non-rental real estate assets	4,136	3,466	2,890
Funds from Operations attributable to SL Green common stockholders and unit holders	$341,341	$458,827	$481,234
Cash flows provided by operating activities	$229,503	$276,088	$255,979
Cash flows provided by investing activities	$171,345	$425,805	$993,581
Cash flows used in financing activities	$(449,383)	$(654,823)	$(1,285,371)
Seasonality
Our business at SUMMIT is subject to tourism trends and weather conditions, resulting in seasonal fluctuation. In 2023 and 2022, approximately 14.0% to 16.0% of our annual SUMMIT revenue was realized in the first quarter, 24.0% to 26.0% was realized in the second quarter, 28.0% to 30.0% was realized in the third quarter, and 29.0% to 31.0% was realized in the fourth quarter. We do not consider any other components of our business to be subject to material seasonal fluctuations.
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
While SL Green's portfolio has not been substantially affected by climate-related events to New York City real estate, such as Hurricane Sandy in 2012, we have continued to develop our approach to physical climate risk assessment, management, and mitigation in order to manage and minimize the impacts of future events. We have conducted climate-related scenario analyses as part of our first Task Force on Climate-related Financial Disclosures ("TCFD") report published in 2021 and 2023, which we made available on our website. The Company has committed to near-term Scope 1 and Scope 2 science-based emissions reduction targets with the SBTi, which were approved in early 2023. Our goal is to reduce emissions for our operationally controlled portfolio to align it with the 1.5 degree Celsius climate scenario.
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
•availability of debt and equity capital for our operational needs and investment strategy;
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2023 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2024	$477,238	4.98%	$110,000	6.03%	$120,422	9.07%
2025	470,000	4.82%	—	4.57%	30,000	8.52%
2026	190,148	4.72%	—	4.57%	48,323	10.46%
2027	2,000,000	4.74%	160,000	4.55%	128,000	6.55%
2028	—	4.75%	—	—%	—	—%
Thereafter	100,000	4.92%	—	—%	20,000	8.11%
Total	$3,237,386	4.84%	$270,000	5.19%	$346,745	8.23%
Fair Value	$3,184,338		$268,787
(1)Our debt and preferred equity investments had an estimated fair value of approximately $0.3 billion as of December 31, 2023.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2023 (in thousands):

	Long Term Debt
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2024	$524,511	4.12%	$1,298,467	8.10%
2025	1,670,861	3.98%	—	—%
2026	542,968	3.60%	—	—%
2027	1,185,168	3.32%	—	—%
2028	—	2.86%	—	—%
Thereafter	2,130,300	2.86%	—	—%
Total	$6,053,808	3.76%	$1,298,467	8.10%
Fair Value	$5,387,516		$1,292,853

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2023 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit Facility	SOFR	$150,000	2.600%	December 2021	January 2024	$11
Interest Rate Swap	Credit Facility	SOFR	200,000	4.490%	November 2022	January 2024	5
Interest Rate Swap	Credit Facility	SOFR	200,000	4.411%	November 2022	January 2024	5
Interest Rate Cap	Mortgage	SOFR	370,000	3.250%	June 2023	June 2024	3,158
Interest Rate Cap	Credit Facility	SOFR	370,000	3.250%	June 2023	June 2024	(3,145)
Interest Rate Swap	Credit Facility	SOFR	150,000	2.621%	December 2021	January 2026	4,011
Interest Rate Swap	Credit Facility	SOFR	200,000	2.662%	December 2021	January 2026	5,196
Interest Rate Swap	Credit Facility	SOFR	100,000	2.903%	February 2023	February 2027	2,281
Interest Rate Swap	Credit Facility	SOFR	100,000	2.733%	February 2023	February 2027	2,775
Interest Rate Swap	Credit Facility	SOFR	50,000	2.463%	February 2023	February 2027	1,781
Interest Rate Swap	Credit Facility	SOFR	200,000	2.591%	February 2023	February 2027	6,378
Interest Rate Swap	Credit Facility	SOFR	300,000	2.866%	July 2023	May 2027	7,306
Interest Rate Swap	Credit Facility	SOFR	150,000	3.524%	January 2024	May 2027	549
Interest Rate Swap	Credit Facility	SOFR	370,000	3.888%	November 2022	June 2027	(3,044)
Interest Rate Swap	Credit Facility	SOFR	300,000	4.487%	November 2024	November 2027	(10,273)
Interest Rate Swap	Credit Facility	SOFR	100,000	3.756%	January 2023	January 2028	(646)
Total Consolidated Hedges							$16,348
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps represented an asset of $30.7 million in the aggregate as of December 31, 2023. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented an asset of $12.3 million in the aggregate as of December 31, 2023.

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	SOFR	$220,000	4.000%	February 2023	February 2024	$318
Interest Rate Cap	Mortgage	SOFR	484,069	0.490%	February 2022	May 2024	8,331
Interest Rate Cap	Mortgage	SOFR	484,069	0.490%	February 2022	May 2024	8,330
Interest Rate Cap	Mortgage	SOFR	505,412	3.000%	June 2023	June 2024	4,948
Interest Rate Cap	Mortgage	SOFR	272,000	4.000%	August 2023	August 2024	1,675
Interest Rate Cap	Mortgage	SOFR	477,783	3.500%	September 2023	September 2024	5,213
Interest Rate Cap	Mortgage	SOFR	278,161	4.000%	May 2024	November 2024	948
Interest Rate Cap	Mortgage	SOFR	278,161	4.000%	May 2024	November 2024	948
Interest Rate Swap	Mortgage	SOFR	250,000	3.608%	April 2023	February 2026	1,819
Interest Rate Swap	Mortgage	SOFR	250,000	3.608%	April 2023	February 2026	1,818
Interest Rate Swap	Mortgage	SOFR	177,000	1.555%	December 2022	February 2026	8,686
Total Unconsolidated Hedges							$43,034

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

Joint Venture Consolidation Assessment
Description of the Matter
The Company accounted for certain investments in real estate joint ventures under the equity method of accounting and consolidated certain other investments in real estate joint ventures. At December 31, 2023, the Company’s investments in unconsolidated joint ventures was $3.0 billion and noncontrolling interests in consolidated other partnerships was $69.6 million. As discussed in Note 2 to the consolidated financial statements, for each joint venture, the Company evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

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

Impairment of Commercial Real Estate Properties and Investments in Unconsolidated Joint Ventures
Description of the Matter	At December 31, 2023, the Company’s commercial real estate properties, at cost totaled approximately $5.0 billion. As described in Note 2 to the consolidated financial statements, real estate properties are periodically reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable. For the year ended December 31, 2023, the Company recognized $249.5 million of impairment losses on its commercial real estate properties, which is included in depreciable real estate reserves and impairments in the consolidated statements of operations.

At December 31, 2023, the Company’s investments in unconsolidated joint ventures was $3.0 billion. As described in Note 2 to the consolidated financial statements, investments in unconsolidated joint ventures are assessed for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the investment is written down to its fair value. For the year ended December 31, 2023, the Company recognized $132.9 million of other than temporary impairment losses on its investments in unconsolidated joint ventures, which is included in depreciable real estate reserves and impairments in the consolidated statements of operations.

How We Addressed the Matter in Our Audit	Auditing the Company’s accounting for impairment of commercial real estate properties and investments in unconsolidated joint ventures was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in the determination of estimated future cash flows and the estimated fair value of commercial real estate properties and investments in unconsolidated joint ventures. In particular, management’s assumptions and estimates included estimated revenue and expense growth rates, discount rates and capitalization rates, which were sensitive to expectations about future operations, market or economic conditions, demand and competition. We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s commercial real estate properties and investments in unconsolidated joint ventures impairment process. This included testing of controls over management's review of the significant assumptions and data inputs utilized in the estimation of expected future cash flows and the determination of fair value.

To test the Company's accounting for impairment of commercial real estate properties and investments in unconsolidated joint ventures, we performed audit procedures that included, among others, evaluating the methodologies applied and testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses. We held discussions with management about the current status of potential transactions and the Company’s intent and ability to fund future operations of investments in unconsolidated joint ventures. We also discussed management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties. In certain cases, we involved our valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical data and observable market-specific data. We also assessed management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in estimated future cash flows that would result from changes in the assumptions. In addition, we assessed information and events subsequent to the balance sheet date to corroborate certain of the key assumptions utilized by management.

 /s/ Ernst & Young LLP
We have served as the Company‘s auditor since 1997.
New York, New York
February 23, 2024

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,092,671	$1,576,927
Building and improvements	3,655,624	4,903,776
Building leasehold and improvements	1,354,569	1,691,831
Right of use asset - operating leases	953,236	1,026,265
	7,056,100	9,198,799
Less: accumulated depreciation	(2,035,311)	(2,039,554)
	5,020,789	7,159,245
Cash and cash equivalents	221,823	203,273
Restricted cash	113,696	180,781
Investments in marketable securities	9,591	11,240
Tenant and other receivables	33,270	34,497
Related party receivables	12,168	27,352
Deferred rents receivable	264,653	257,887
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,630 and $1,811 and allowances of $13,520 and $6,630 in 2023 and 2022, respectively	346,745	623,280
Investments in unconsolidated joint ventures	2,983,313	3,190,137
Deferred costs, net	111,463	121,157
Other assets	413,670	546,945
Total assets (1)	$9,531,181	$12,355,794
Liabilities
Mortgages and other loans payable, net	$1,491,319	$3,227,563
Revolving credit facility, net	554,752	443,217
Unsecured term loans, net	1,244,881	1,641,552
Unsecured notes, net	99,795	99,692
Accrued interest payable	17,930	14,227
Other liabilities	471,401	236,211
Accounts payable and accrued expenses	153,164	154,867
Deferred revenue	134,053	272,248
Lease liability - financing leases	105,531	104,218
Lease liability - operating leases	827,692	895,100
Dividend and distributions payable	20,280	21,569
Security deposits	49,906	50,472
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,270,704	7,260,936
Commitments and contingencies
Noncontrolling interests in Operating Partnership	238,051	269,993
Preferred units	166,501	177,943

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2023	December 31, 2022
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2023 and 2022	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 65,786 and 65,440 issued and outstanding at December 31, 2023 and 2022, respectively (including 1,060 and 1,060 shares held in treasury at December 31, 2023 and 2022, respectively)	660	656
Additional paid-in-capital	3,826,452	3,790,358
Treasury stock at cost	(128,655)	(128,655)
Accumulated other comprehensive income	17,477	49,604
Retained (deficit) earnings	(151,551)	651,138
Total SL Green stockholders' equity	3,786,315	4,585,033
Noncontrolling interests in other partnerships	69,610	61,889
Total equity	3,855,925	4,646,922
Total liabilities and equity	$9,531,181	$12,355,794

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $41.2 million and $41.2 million of land, $40.5 million and $41.0 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $5.4 million and $4.4 million of accumulated depreciation, $676.9 million and $599.2 million of other assets included in other line items, $50.0 million and $49.8 million of real estate debt, net, $0.9 million and $0.2 million of accrued interest payable, $— million and $— million of lease liabilities, and $306.5 million and $146.4 million of other liabilities included in other line items as of December 31, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Rental revenue, net	$683,335	$671,500	$678,176
SUMMIT Operator revenue	118,260	89,048	16,311
Investment income	34,705	81,113	80,340
Other income	77,410	77,793	86,483
Total revenues	913,710	919,454	861,310
Expenses
Operating expenses, including related party expenses of $5 in 2023, $5,701 in 2022 and $12,377 in 2021	196,696	174,063	167,153
Real estate taxes	143,757	138,228	152,835
Operating lease rent	27,292	26,943	26,554
SUMMIT Operator expenses	101,211	89,207	16,219
Interest expense, net of interest income	137,114	89,473	70,891
Amortization of deferred financing costs	7,837	7,817	11,424
SUMMIT Operator tax expense	9,201	2,647	1,000
Depreciation and amortization	247,810	216,167	216,969
Loan loss and other investment reserves, net of recoveries	6,890	—	2,931
Transaction related costs	1,099	409	3,773
Marketing, general and administrative	111,389	93,798	94,912
Total expenses	990,296	838,752	764,661
Equity in net loss from unconsolidated joint ventures	(76,509)	(57,958)	(55,402)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(13,368)	(131)	(32,757)
Purchase price and other fair value adjustments	(17,260)	(8,118)	210,070
(Loss) gain on sale of real estate, net	(32,370)	(84,485)	287,417
Depreciable real estate reserves and impairments	(382,374)	(6,313)	(23,794)
Loss on early extinguishment of debt	(870)	—	(1,551)
Net (loss) income	(599,337)	(76,303)	480,632
Net loss (income) attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	37,465	5,794	(25,457)
Noncontrolling interests in other partnerships	4,568	(1,122)	1,884
Preferred units distributions	(7,255)	(6,443)	(7,305)
Net (loss) income attributable to SL Green	(564,559)	(78,074)	449,754
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net (loss) income attributable to SL Green common stockholders	$(579,509)	$(93,024)	$434,804

Basic (loss) earnings per share	$(9.12)	$(1.49)	$6.57
Diluted (loss) earnings per share	$(9.12)	$(1.49)	$6.50

Basic weighted average common shares outstanding	63,809	63,917	65,740
Diluted weighted average common shares and common share equivalents outstanding	67,972	67,929	70,769

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(599,337)	$(76,303)	$480,632
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(32,437)	103,629	21,427
(Decrease) increase in unrealized value of marketable securities	(1,650)	(1,440)	104
Other comprehensive (loss) income	(34,087)	102,189	21,531
Comprehensive (loss) income	(633,424)	25,886	502,163
Net loss (income) attributable to noncontrolling interests and preferred units distributions	34,778	(1,771)	(30,878)
Other comprehensive loss (income) attributable to noncontrolling interests	1,960	(5,827)	(1,042)
Comprehensive (loss) income attributable to SL Green	$(596,686)	$18,288	$470,243

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained (Deficit) Earnings	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	66,474	$716	$3,862,949	$(124,049)	$(67,247)	$1,015,462	$26,032	$4,935,795
Net income							449,754	(1,884)	447,870
Other comprehensive income						20,489			20,489
Perpetual preferred stock dividends							(14,950)		(14,950)
DRSPP proceeds		11		738					738
Reallocation of noncontrolling interest in the Operating Partnership							(9,851)		(9,851)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		108	2	32,581					32,583
Repurchases of common stock		(4,474)	(46)	(281,206)			(56,372)		(337,624)
Proceeds from stock options exercised		12		818					818
Contributions to consolidated joint venture interests								336	336
Sale of interest in partially owned entity								(4,476)	(4,476)
Cash distributions to noncontrolling interests								(6,631)	(6,631)
Issuance of special dividend paid in stock		1,974		123,529	(2,111)		2,111		123,529
Cash distributions declared ($6.2729 per common share, none of which represented a return of capital for federal income tax purposes)							(410,373)		(410,373)
Balance at December 31, 2021	$221,932	64,105	$672	$3,739,409	$(126,160)	$(46,758)	$975,781	$13,377	$4,778,253
Net loss							(78,074)	1,122	(76,952)
Acquisition of subsidiary interest from noncontrolling interest				(29,742)				(75)	(29,817)
Other comprehensive income						96,362			96,362
Perpetual preferred stock dividends							(14,950)		(14,950)
DRSPP proceeds		11		525					525
Reallocation of noncontrolling interest in the Operating Partnership							39,974		39,974
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		274	4	32,030					32,034
Repurchases of common stock		(1,971)	(20)	(114,979)			(36,198)		(151,197)
Contributions to consolidated joint venture interests								52,164	52,164
Cash distributions to noncontrolling interests								(4,699)	(4,699)
Issuance of special dividend paid in stock		1,961		163,115	(2,495)				160,620
Cash distributions declared ($3.6896 per common share, none of which represented a return of capital for federal income tax purposes)							(235,395)		(235,395)
Balance at December 31, 2022	$221,932	64,380	$656	$3,790,358	$(128,655)	$49,604	$651,138	$61,889	$4,646,922
Net loss							(564,559)	(4,568)	(569,127)
Other comprehensive loss						(32,127)			(32,127)
Perpetual preferred stock dividends							(14,950)		(14,950)
DRSPP proceeds		17		525					525
Reallocation of noncontrolling interest in the Operating Partnership							(15,486)		(15,486)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		329	4	35,569					35,573
Contributions to consolidated joint venture interests								15,066	15,066
Cash distributions to noncontrolling interests								(2,777)	(2,777)
Cash distributions declared ($3.2288 per common share, none of which represented a return of capital for federal income tax purposes)							(207,694)		(207,694)
Balance at December 31, 2023	$221,932	64,726	$660	$3,826,452	$(128,655)	$17,477	$(151,551)	$69,610	$3,855,925

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net (loss) income	$(599,337)	$(76,303)	$480,632
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	255,647	223,984	228,393
Equity in net loss from unconsolidated joint ventures	76,509	57,958	55,402
Distributions of cumulative earnings from unconsolidated joint ventures	9,897	780	824
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	13,368	131	32,757
Purchase price and other fair value adjustments	17,260	8,118	(210,070)
Depreciable real estate reserves and impairments	382,374	6,313	23,794
Loss (gain) on sale of real estate, net	32,370	84,485	(287,417)
Loan loss and other investment reserves, net of recoveries	6,890	—	2,931
Loss on early extinguishment of debt	870	—	1,551
Deferred rents receivable	(17,903)	(5,749)	(6,701)
Non-cash lease expense	20,435	22,403	17,234
Other non-cash adjustments	28,174	(5,676)	37,164
Changes in operating assets and liabilities:
Tenant and other receivables	(1,725)	14,370	(20,561)
Related party receivables	15,788	6,666	(8,727)
Deferred lease costs	(17,427)	(21,792)	(10,117)
Other assets	(1,922)	(28,204)	20,245
Accounts payable, accrued expenses, other liabilities and security deposits	11,974	(30,839)	(66,387)
Deferred revenue	8,057	18,332	(1,727)
Change in lease liability - operating leases	(11,796)	1,111	(33,241)
Net cash provided by operating activities	229,503	276,088	255,979
Investing Activities
Acquisitions of real estate property	$—	$(64,491)	$(152,791)
Additions to land, buildings and improvements	(259,663)	(300,770)	(302,486)
Investments in unconsolidated joint ventures	(184,481)	(184,518)	(88,872)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	140,569	141,742	770,604
Net proceeds from disposition of real estate/joint venture interest	557,611	626,364	651,594
Cash and restricted cash assumed from acquisition of real estate investment	—	60,494	—
Cash assumed from consolidation of real estate investment	—	—	9,475
Proceeds from sale or redemption of marketable securities	—	15,626	4,528
Purchases of marketable securities	—	—	(10,000)
Other investments	(17,334)	1,432	40,200
Origination of debt and preferred equity investments	(65,357)	(51,367)	(95,695)
Repayments or redemption of debt and preferred equity investments	—	181,293	167,024
Net cash provided by investing activities	171,345	425,805	993,581
Financing Activities
Proceeds from mortgages and other loans payable	$—	$381,980	$39,689
Repayments of mortgages and other loans payable	(25,826)	(292,364)	(375,044)
Proceeds from revolving credit facility, term loans and senior unsecured notes	538,000	1,524,000	1,488,000
Repayments of revolving credit facility, term loans and senior unsecured notes	(828,000)	(1,864,000)	(1,808,000)
Proceeds from stock options exercised and DRSPP issuance	525	525	1,556

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Repurchase of common stock	—	(151,197)	(341,403)
Redemption of preferred stock	(11,700)	(17,967)	(6,040)
Redemption of OP units	(9,076)	(40,901)	(25,703)
Distributions to noncontrolling interests in other partnerships	(2,777)	(4,699)	(6,631)
Contributions from noncontrolling interests in other partnerships	6,932	52,164	336
Acquisition of subsidiary interest from noncontrolling interest	—	(29,817)	—
Distributions to noncontrolling interests in the Operating Partnership	(14,779)	(16,272)	(15,749)
Dividends paid on common and preferred stock	(230,931)	(262,136)	(271,075)
Other obligation related to secured borrowing	129,656	77,874	51,862
Tax withholdings related to restricted share awards	—	(3,915)	(2,990)
Deferred loan costs	(1,407)	(8,098)	(13,745)
Principal payments on financing lease liabilities	—	—	(434)
Net cash used in financing activities	(449,383)	(654,823)	(1,285,371)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(48,535)	47,070	(35,811)
Cash, cash equivalents, and restricted cash at beginning of year	384,054	336,984	372,795
Cash, cash equivalents, and restricted cash at end of period	$335,519	$384,054	$336,984

Supplemental cash flow disclosures:
Interest paid	$229,119	$169,519	$152,773
Income taxes paid	$7,815	$5,358	$4,405

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Redemption of units in the Operating Partnership for a joint venture sale	$—	$—	$27,586
Exchange of preferred equity investment for real estate or equity in joint venture	—	190,652	—
Exchange of debt investment for real estate or equity in joint venture	349,946	193,995	9,468
Assumption of mortgage and mezzanine loans	—	1,712,750	60,000
Issuance of special dividend paid in stock	—	160,620	121,418
Tenant improvements and capital expenditures payable	—	18,518	7,580
Fair value adjustment to noncontrolling interest in the Operating Partnership	15,486	39,974	9,851
Investment in joint venture	—	47,135	—
Deconsolidation of a subsidiary	101,351	—	66,837
Deconsolidation of subsidiary debt	1,712,750	—	510,000
Debt and preferred equity investments	—	302	8,372
Transfer of assets related to assets held for sale	—	—	140,855
Transfer of liabilities related to assets held for sale	—	—	64,120
Extinguishment of debt in connection with property dispositions	—	—	53,548
Consolidation of real estate investment	—	—	119,444
Removal of fully depreciated commercial real estate properties	16,313	30,359	19,831
Sale of interest in partially owned entity	—	—	4,476
Contribution to consolidated joint venture by noncontrolling interest	8,134	—	—
Distributions to noncontrolling interests	—	—	358
Share repurchase or redemption payable	9,513	—	—
Recognition of right of use assets and related lease liabilities	—	57,938	537,344

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)
In December 2023, the Company declared a regular monthly distribution per share of $0.2500 that was paid in cash. This distribution was paid in January 2024. In December 2022, the Company declared a regular monthly distribution per share of $0.2708 that was paid in cash. This distribution was paid in January 2023. In December 2021, the Company declared a regular monthly distribution per share of $0.3108 that was paid in cash and a special distribution per share of $2.4392 that was paid entirely in stock. These distributions were paid in January 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2023	2022	2021
Cash and cash equivalents	$221,823	$203,273	$251,417
Restricted cash	113,696	180,781	85,567
Total cash, cash equivalents, and restricted cash	$335,519	$384,054	$336,984
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the Operating Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

Joint Venture Consolidation Assessment
Description of the Matter
The Operating Partnership accounted for certain investments in real estate joint ventures under the equity method of accounting and consolidated certain other investments in real estate joint ventures. At December 31, 2023, the Operating Partnership’s investments in unconsolidated joint ventures was $3.0 billion and noncontrolling interests in consolidated other partnerships was $69.6 million. As discussed in Note 2 to the consolidated financial statements, for each joint venture, the Operating Partnership evaluated the rights provided to each party in the venture to assess the consolidation of the venture.

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

Impairment of Commercial Real Estate Properties and Investments in Unconsolidated Joint Ventures
Description of the Matter	At December 31, 2023, the Operating Partnership’s commercial real estate properties, at cost totaled approximately $5.0 billion. As described in Note 2 to the consolidated financial statements, real estate properties are periodically reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable. For the year ended December 31, 2023, the Operating Partnership recognized $249.5 million of impairment losses on its commercial real estate properties, which is included in depreciable real estate reserves and impairments in the consolidated statements of operations.

At December 31, 2023, the Operating Partnership’s investments in unconsolidated joint ventures was $3.0 billion. As described in Note 2 to the consolidated financial statements, investments in unconsolidated joint ventures are assessed for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the investment is written down to its fair value. For the year ended December 31, 2023, the Operating Partnership recognized $132.9 million of other than temporary impairment losses on its investments in unconsolidated joint ventures, which is included in depreciable real estate reserves and impairments in the consolidated statements of operations.

How We Addressed the Matter in Our Audit	Auditing the Operating Partnership’s accounting for impairment of commercial real estate properties and investments in unconsolidated joint ventures was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in the determination of estimated future cash flows and the estimated fair value of commercial real estate properties and investments in unconsolidated joint ventures. In particular, management’s assumptions and estimates included estimated revenue and expense growth rates, discount rates and capitalization rates, which were sensitive to expectations about future operations, market or economic conditions, demand and competition. We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Operating Partnership’s commercial real estate properties and investments in unconsolidated joint ventures impairment process. This included testing of controls over management's review of the significant assumptions and data inputs utilized in the estimation of expected future cash flows and the determination of fair value.

To test the Operating Partnership's accounting for impairment of commercial real estate properties and investments in unconsolidated joint ventures, we performed audit procedures that included, among others, evaluating the methodologies applied and testing the significant assumptions discussed above and the underlying data used by the Operating Partnership in its impairment analyses. We held discussions with management about the current status of potential transactions and the Operating Partnership’s intent and ability to fund future operations of investments in unconsolidated joint ventures. We also discussed management’s judgments to understand the probability of future events that could affect the holding period and other cash flow assumptions for the properties. In certain cases, we involved our valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical data and observable market-specific data. We also assessed management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in estimated future cash flows that would result from changes in the assumptions. In addition, we assessed information and events subsequent to the balance sheet date to corroborate certain of the key assumptions utilized by management.

/s/ Ernst & Young LLP
We have served as the Operating Partnership's auditor since 2010.
New York, New York
February 23, 2024

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2023	December 31, 2022
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,092,671	$1,576,927
Building and improvements	3,655,624	4,903,776
Building leasehold and improvements	1,354,569	1,691,831
Right of use asset - operating leases	953,236	1,026,265
	7,056,100	9,198,799
Less: accumulated depreciation	(2,035,311)	(2,039,554)
	5,020,789	7,159,245
Cash and cash equivalents	221,823	203,273
Restricted cash	113,696	180,781
Investments in marketable securities	9,591	11,240
Tenant and other receivables	33,270	34,497
Related party receivables	12,168	27,352
Deferred rents receivable	264,653	257,887
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,630 and $1,811 and allowances of $13,520 and $6,630 in 2023 and 2022, respectively	346,745	623,280
Investments in unconsolidated joint ventures	2,983,313	3,190,137
Deferred costs, net	111,463	121,157
Other assets	413,670	546,945
Total assets (1)	$9,531,181	$12,355,794
Liabilities
Mortgages and other loans payable, net	$1,491,319	$3,227,563
Revolving credit facility, net	554,752	443,217
Unsecured term loans, net	1,244,881	1,641,552
Unsecured notes, net	99,795	99,692
Accrued interest payable	17,930	14,227
Other liabilities	471,401	236,211
Accounts payable and accrued expenses	153,164	154,867
Deferred revenue	134,053	272,248
Lease liability - financing leases	105,531	104,218
Lease liability - operating leases	827,692	895,100
Dividend and distributions payable	20,280	21,569
Security deposits	49,906	50,472
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,270,704	7,260,936
Commitments and contingencies
Limited partner interests in SLGOP (3,949 and 3,670 limited partner common units outstanding at December 31, 2023 and 2022, respectively)	238,051	269,993
Preferred units	166,501	177,943

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2023	December 31, 2022
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2023 and 2022	221,932	221,932
SL Green partners' capital (687 and 680 general partner common units, and 64,039 and 63,700 limited partner common units outstanding at December 31, 2023 and 2022, respectively)	3,546,906	4,313,497
Accumulated other comprehensive income	17,477	49,604
Total SLGOP partners' capital	3,786,315	4,585,033
Noncontrolling interests in other partnerships	69,610	61,889
Total capital	3,855,925	4,646,922
Total liabilities and capital	$9,531,181	$12,355,794

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $41.2 million and $41.2 million of land, $40.5 million and $41.0 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $5.4 million and $4.4 million of accumulated depreciation, $676.9 million and $599.2 million of other assets included in other line items, $50.0 million and $49.8 million of real estate debt, net, $0.9 million and $0.2 million of accrued interest payable, $— million and $— million of lease liabilities, and $306.5 million and $146.4 million of other liabilities included in other line items as of December 31, 2023 and December 31, 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Rental revenue, net	$683,335	$671,500	$678,176
SUMMIT Operator revenue	118,260	89,048	16,311
Investment income	34,705	81,113	80,340
Other income	77,410	77,793	86,483
Total revenues	913,710	919,454	861,310
Expenses
Operating expenses, including related party expenses of $5 in 2023, $5,701 in 2022 and $12,377 in 2021	196,696	174,063	167,153
Real estate taxes	143,757	138,228	152,835
Operating lease rent	27,292	26,943	26,554
SUMMIT Operator expenses	101,211	89,207	16,219
Interest expense, net of interest income	137,114	89,473	70,891
Amortization of deferred financing costs	7,837	7,817	11,424
SUMMIT Operator tax expense	9,201	2,647	1,000
Depreciation and amortization	247,810	216,167	216,969
Loan loss and other investment reserves, net of recoveries	6,890	—	2,931
Transaction related costs	1,099	409	3,773
Marketing, general and administrative	111,389	93,798	94,912
Total expenses	990,296	838,752	764,661
Equity in net loss from unconsolidated joint ventures	(76,509)	(57,958)	(55,402)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(13,368)	(131)	(32,757)
Purchase price and other fair value adjustments	(17,260)	(8,118)	210,070
(Loss) gain on sale of real estate, net	(32,370)	(84,485)	287,417
Depreciable real estate reserves and impairments	(382,374)	(6,313)	(23,794)
Loss on early extinguishment of debt	(870)	—	(1,551)
Net (loss) income	(599,337)	(76,303)	480,632
Net loss (income) attributable to noncontrolling interests in other partnerships	4,568	(1,122)	1,884
Preferred units distributions	(7,255)	(6,443)	(7,305)
Net (loss) income attributable to SLGOP	(602,024)	(83,868)	475,211
Perpetual preferred unit dividends	(14,950)	(14,950)	(14,950)
Net (loss) income attributable to SLGOP common unitholders	$(616,974)	$(98,818)	$460,261

Basic (loss) earnings per unit	$(9.12)	$(1.49)	$6.57
Diluted (loss) earnings per unit	$(9.12)	$(1.49)	$6.50

Basic weighted average common units outstanding	67,972	67,929	69,727
Diluted weighted average common units and common unit equivalents outstanding	67,972	67,929	70,769

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(599,337)	$(76,303)	$480,632
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(32,437)	103,629	21,427
(Decrease) increase in unrealized value of marketable securities	(1,650)	(1,440)	104
Other comprehensive (loss) income	(34,087)	102,189	21,531
Comprehensive (loss) income	(633,424)	25,886	502,163
Net loss (income) attributable to noncontrolling interests	4,568	(1,122)	1,884
Other comprehensive loss (income) attributable to noncontrolling interests	1,960	(5,827)	(1,042)
Comprehensive (loss) income attributable to SLGOP	$(626,896)	$18,937	$503,005

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Balance at December 31, 2020	$221,932	66,474	$4,755,078	$(67,247)	$26,032	$4,935,795
Net income			449,754		(1,884)	447,870
Other comprehensive income				20,489		20,489
Perpetual preferred unit dividends			(14,950)			(14,950)
DRSPP proceeds		11	738			738
Reallocation of noncontrolling interests in the Operating Partnership			(9,851)			(9,851)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		108	32,583			32,583
Repurchases of common units		(4,474)	(337,624)			(337,624)
Proceeds from stock options exercised		12	818			818
Contributions to consolidated joint venture interests					336	336
Sale of interest in partially owned entity					(4,476)	(4,476)
Cash distributions to noncontrolling interests					(6,631)	(6,631)
Issuance of special distribution paid in units		1,974	123,529			123,529
Cash distributions declared ($6.2729 per common unit, none of which represented a return of capital for federal income tax purposes)			(410,373)			(410,373)
Balance at December 31, 2021	$221,932	64,105	$4,589,702	$(46,758)	$13,377	$4,778,253
Net loss			(78,074)		1,122	(76,952)
Acquisition of subsidiary interest from noncontrolling interest			(29,742)		(75)	(29,817)
Other comprehensive income				96,362		96,362
Perpetual preferred unit dividends			(14,950)			(14,950)
DRSPP proceeds		11	525			525
Reallocation of noncontrolling interest in the Operating Partnership			39,974			39,974
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		274	32,034			32,034
Repurchases of common units		(1,971)	(151,197)			(151,197)
Contributions to consolidated joint venture interests					52,164	52,164
Cash distributions to noncontrolling interests					(4,699)	(4,699)
Issuance of special distribution paid in units		1,961	160,620			160,620
Cash distributions declared ($3.6896 per common unit, none of which represented a return of capital for federal income tax purposes)			(235,395)			(235,395)
Balance at December 31, 2022	$221,932	64,380	$4,313,497	$49,604	$61,889	$4,646,922
Net loss			(564,559)		(4,568)	(569,127)
Other comprehensive loss				(32,127)		(32,127)
Perpetual preferred unit dividends			(14,950)			(14,950)
DRSPP proceeds		17	525			525
Reallocation of noncontrolling interest in the Operating Partnership			(15,486)			(15,486)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		329	35,573			35,573
Contributions to consolidated joint venture interests					15,066	15,066
Cash distributions to noncontrolling interests					(2,777)	(2,777)
Cash distributions declared ($3.2288 per common unit, none of which represented a return of capital for federal income tax purposes)			(207,694)			(207,694)
Balance at December 31, 2023	$221,932	64,726	$3,546,906	$17,477	$69,610	$3,855,925
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net (loss) income	$(599,337)	$(76,303)	$480,632
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	255,647	223,984	228,393
Equity in net loss from unconsolidated joint ventures	76,509	57,958	55,402
Distributions of cumulative earnings from unconsolidated joint ventures	9,897	780	824
Equity in net loss on sale of interest in unconsolidated joint venture interest/real estate	13,368	131	32,757
Purchase price and other fair value adjustments	17,260	8,118	(210,070)
Depreciable real estate reserves and impairments	382,374	6,313	23,794
Loss (gain) on sale of real estate, net	32,370	84,485	(287,417)
Loan loss reserves and other investment reserves, net of recoveries	6,890	—	2,931
Loss on early extinguishment of debt	870	—	1,551
Deferred rents receivable	(17,903)	(5,749)	(6,701)
Non-cash lease expense	20,435	22,403	17,234
Other non-cash adjustments	28,174	(5,676)	37,164
Changes in operating assets and liabilities:
Tenant and other receivables	(1,725)	14,370	(20,561)
Related party receivables	15,788	6,666	(8,727)
Deferred lease costs	(17,427)	(21,792)	(10,117)
Other assets	(1,922)	(28,204)	20,245
Accounts payable, accrued expenses, other liabilities and security deposits	11,974	(30,839)	(66,387)
Deferred revenue	8,057	18,332	(1,727)
Change in lease liability - operating leases	(11,796)	1,111	(33,241)
Net cash provided by operating activities	229,503	276,088	255,979
Investing Activities
Acquisitions of real estate property	$—	$(64,491)	$(152,791)
Additions to land, buildings and improvements	(259,663)	(300,770)	(302,486)
Investments in unconsolidated joint ventures	(184,481)	(184,518)	(88,872)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	140,569	141,742	770,604
Net proceeds from disposition of real estate/joint venture interest	557,611	626,364	651,594
Cash and restricted cash assumed from acquisition of real estate investment	—	60,494	—
Cash assumed from consolidation of real estate investment	—	—	9,475
Proceeds from sale or redemption of marketable securities	—	15,626	4,528
Purchases of marketable securities	—	—	(10,000)
Other investments	(17,334)	1,432	40,200
Origination of debt and preferred equity investments	(65,357)	(51,367)	(95,695)
Repayments or redemption of debt and preferred equity investments	—	181,293	167,024
Net cash provided by investing activities	171,345	425,805	993,581
Financing Activities
Proceeds from mortgages and other loans payable	$—	$381,980	$39,689
Repayments of mortgages and other loans payable	(25,826)	(292,364)	(375,044)
Proceeds from revolving credit facility, term loans and senior unsecured notes	538,000	1,524,000	1,488,000
Repayments of revolving credit facility, term loans and senior unsecured notes	(828,000)	(1,864,000)	(1,808,000)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Proceeds from stock options exercised and DRSPP issuance	525	525	1,556
Repurchase of common units	—	(151,197)	(341,403)
Redemption of preferred units	(11,700)	(17,967)	(6,040)
Redemption of OP units	(9,076)	(40,901)	(25,703)
Distributions to noncontrolling interests in other partnerships	(2,777)	(4,699)	(6,631)
Contributions from noncontrolling interests in other partnerships	6,932	52,164	336
Acquisition of subsidiary interest from noncontrolling interest	—	(29,817)	—
Distributions paid on common and preferred units	(245,710)	(278,408)	(286,824)
Other obligation related to secured borrowing	129,656	77,874	51,862
Tax withholdings related to restricted share awards	—	(3,915)	(2,990)
Deferred loan costs	(1,407)	(8,098)	(13,745)
Principal payments on financing lease liabilities	—	—	(434)
Net cash used in financing activities	(449,383)	(654,823)	(1,285,371)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(48,535)	47,070	(35,811)
Cash, cash equivalents, and restricted cash at beginning of year	384,054	336,984	372,795
Cash, cash equivalents, and restricted cash at end of period	$335,519	$384,054	$336,984

Supplemental cash flow disclosures:
Interest paid	$229,119	$169,519	$152,773
Income taxes paid	$7,815	$5,358	$4,405

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Redemption of units in the Operating Partnership for a joint venture sale	$—	$—	$27,586
Exchange of preferred equity investment for real estate or equity in joint venture	—	190,652	—
Exchange of debt investment for real estate or equity in joint venture	349,946	193,995	9,468
Assumption of mortgage and mezzanine loans	—	1,712,750	60,000
Issuance of special distribution paid in units	—	160,620	121,418
Tenant improvements and capital expenditures payable	—	18,518	7,580
Fair value adjustment to noncontrolling interest in the Operating Partnership	15,486	39,974	9,851
Investment in joint venture	—	47,135	—
Deconsolidation of a subsidiary	101,351	—	66,837
Deconsolidation of subsidiary debt	1,712,750	—	510,000
Debt and preferred equity investments	—	302	8,372
Transfer of assets related to assets held for sale	—	—	140,855
Transfer of liabilities related to assets held for sale	—	—	64,120
Extinguishment of debt in connection with property dispositions	—	—	53,548
Consolidation of real estate investment	—	—	119,444
Removal of fully depreciated commercial real estate properties	16,313	30,359	19,831
Sale of interest in partially owned entity	—	—	4,476
Contribution to consolidated joint venture by noncontrolling interest	8,134	—	—
Distributions to noncontrolling interests	—	—	358
Share repurchase or redemption payable	9,513	—	—
Recognition of right of use assets and related lease liabilities	—	57,938	537,344

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

In December 2023, the Company declared a regular monthly distribution per share of $0.2500 that was paid in cash. This distribution was paid in January 2024. In December 2022, the Company declared a regular monthly distribution per share of $0.2708 that was paid in cash. This distribution was paid in January 2023. In December 2021, the Company declared a regular monthly distribution per share of $0.3108 that was paid in cash and a special distribution per share of $2.4392 that was paid entirely in stock. These distributions were paid in January 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2023	2022	2021
Cash and cash equivalents	$221,823	$203,273	$251,417
Restricted cash	113,696	180,781	85,567
Total cash, cash equivalents, and restricted cash	$335,519	$384,054	$336,984
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2023

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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2023, noncontrolling investors held, in the aggregate, a 5.75% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On December 31, 2023, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings		Approximate Square Feet (unaudited)		Weighted Average Leased Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	13	(2)	8,399,141	12	15,412,174	25	(2)	23,811,315	(2)	89.4%
	Retail	3	(2)	40,536	7	281,796	10	(2)	322,332	(2)	91.2%
	Development/Redevelopment	3	(3)	1,443,771	3	2,893,357	6	(2)	4,337,128	(2)	N/A
		19		9,883,448	22	18,587,327	41		28,470,775		89.5%
Suburban	Office	7		862,800	—	—	7		862,800		77.1%
Total commercial properties		26		10,746,248	22	18,587,327	48		29,333,575		89.0%
Residential:
Manhattan	Residential	1	(3)	140,382	1	221,884	2		362,266		99.0%
Total portfolio		27		10,886,630	23	18,809,211	50		29,695,841		89.2%
(1)The weighted average leased occupancy for commercial properties represents the total leased square footage divided by the total square footage at acquisition.  The weighted average leased for residential properties represents the total leased units divided by the total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.
(2)Includes assets within the Company's alternative strategy portfolio. Within that portfolio, office includes one building totaling 2,048,725 square feet, retail includes eight buildings totaling 286,738 square feet, and development/redevelopment includes two buildings totaling 1,496,931 square feet.
(3)As of December 31, 2023, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
As of December 31, 2023, we also managed one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet (unaudited), and held debt and preferred equity investments with a book value of $346.7 million, excluding debt and preferred equity investments and other financing receivables totaling $7.9 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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
Subsequent Events
In January 2024, the Company closed on the acquisition of interests in the joint venture that owns the leasehold interest at 2 Herald for no consideration, which increases the Company's interest in the joint venture to 95.0%. In addition, the joint venture entered into an agreement to satisfy the existing $182.5 million mortgage on the property for a net payment of $7.0 million, which closed in February 2024. See Note 6, "Investments in Unconsolidated Joint Ventures."
In January 2024, together with its joint venture partner, the Company closed on the sale of the retail condominium at 717 Fifth Avenue for a total consideration of $963.0 million. See Note 6, "Investments in Unconsolidated Joint Ventures."
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
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and the presentation of net income is modified to present earnings and other comprehensive income (loss) attributed to controlling and noncontrolling interests.
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
December 31, 2023
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
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 years to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 year to 15 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 year to 15 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2023, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 4.7 years, 8.1 years, and 3.1 years, respectively.
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
December 31, 2023
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
Depreciation expense (including amortization of right of use assets - financing leases) totaled $221.0 million, $190.1 million, and $187.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
On a periodic basis, we assess whether there are any indications that the value of our real estate consolidated properties may be impaired or that their carrying value may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with Accounting Standards Codification, or ASC 820. We also evaluate our real estate consolidated properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded.
In April 2023, the ground rent appraisal proceeding concluded for our wholly-owned leasehold interest at 625 Madison Avenue. As a result of that proceeding, the ground rent was reset from the previous rent of $4.61 million per annum to a new rent of $20.25 million per annum, effective as of July 1, 2022. Following a strategic review of the property that addressed a range of relevant considerations, including the increase in ground rent to an amount substantially above what the Company believed was appropriate, the Company recorded a $249.5 million charge to write down the carrying value of its investment in the leasehold interest to zero for the year ended December 31, 2023, which is included in Depreciable real estate reserves and impairments in the consolidated statement of operations.
For the years ended December 31, 2023 and 2022, we recognized $14.2 million and $5.7 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases resulting from the allocation of the purchase price of the applicable properties. For the year ended December 31, 2021, we recognized a reduction of rental revenue of ($4.2 million) for the amortization of aggregate above-market leases in excess of below-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Identified intangible assets (included in other assets):
Gross amount	$189,680	$403,552
Accumulated amortization	(184,902)	(190,066)
Net	$4,778	$213,486
Identified intangible liabilities (included in deferred revenue):
Gross amount	$205,394	$361,338
Accumulated amortization	(202,089)	(212,191)
Net	$3,305	$149,147

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2024	$36
2025	234
2026	205
2027	184
2028	70
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2024	$1,096
2025	728
2026	551
2027	312
2028	158
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of December 31, 2023, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326. We account for our equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.
As of December 31, 2023 and 2022, we held the following marketable securities (in thousands):

	December 31, 2023	December 31, 2022
Commercial mortgage-backed securities	$9,591	$11,240
Total investment in marketable securities	$9,591	$11,240
The cost basis of the commercial mortgage-backed securities was $11.5 million as of December 31, 2023 and 2022. These securities mature at various times through 2030. All securities were in an unrealized loss position as of December 31, 2023 and 2022 with an unrealized loss of $1.9 million and fair market value of $9.6 million as of December 31, 2023, and an unrealized loss of $0.3 million and a fair market value of $11.2 million as of December 31, 2022. The securities were in a continuous unrealized loss position for more than 12 months as of December 31, 2023 and less than 12 months as of December 31, 2022. We do not intend to sell our other securities, and it is more likely than not that we will not be required to sell the investment before the recovery of their amortized cost basis.
During the year ended December 31, 2023, we did not dispose of any debt marketable securities. During the year ended December 31, 2022, we received aggregate net proceeds of $7.8 million from the sale of one debt marketable security and $3.7 million from the repayment of one debt marketable security. During the year ended December 31, 2021, we received aggregate net proceeds of $4.5 million from the repayment of one debt marketable security.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
We held no equity marketable securities as of December 31, 2023 and 2022 as we sold the one equity marketable security that was held as of December 31, 2021 during the year ended December 31, 2022, for which we received aggregate net proceeds of $4.2 million. We did not dispose of any equity marketable securities during the year ended December 31, 2021. We recognized $6.5 million of realized losses and $0.6 million of unrealized gains for the years ended December 31, 2022 and 2021, respectively.
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
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. Aside from charges noted in Note 6, "Investment in Unconsolidated Joint Ventures," we do not believe that the values of any of our equity investments were impaired at December 31, 2023.
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
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. For the years ended December 31, 2023, 2022 and 2021, $6.8 million, $6.6 million, and $6.2 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
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
December 31, 2023
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
December 31, 2023
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
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2023 and 2022 was $2.6 million and $2.0 million, respectively, and is included in Deferred revenue on the consolidated balance sheets.
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
December 31, 2023
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
Transaction Costs
Transaction costs for real estate asset acquisitions are capitalized to the investment basis, which is then subject to a purchase price allocation based on relative fair value. Transaction costs for business combinations or costs incurred on potential transactions that are not consummated are expensed as incurred.
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
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state and local corporate tax liability for these entities. SUMMIT is held in a TRS and pays Federal, state and local taxes. During the years ended December 31, 2023, 2022 and 2021, we recorded Federal, state and local tax expense for SUMMIT of $9.2 million, $2.6 million, and $1.0 million, respectively.
During the years ended December 31, 2023, 2022 and 2021, we recorded Federal, state and local tax provisions of $8.2 million, $3.7 million, and $2.8 million, respectively. For the year ended December 31, 2023, the Company paid distributions on its common stock of $3.25 per share which represented $0.00 per share of ordinary income and $3.25 per share of capital gains. For the year ended December 31, 2022, the Company paid distributions on its common stock of $6.17 per share which represented $2.56 per share of ordinary income, and $1.17 per share of capital gains. For the year ended December 31, 2021, the Company paid distributions on its common stock of $8.09 per share which represented $0.50 per share of ordinary income and $5.92 per share of capital gains.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
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
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, including, but not limited to, interest rate swaps, caps, collars and floors, to manage interest rate risk. Effectiveness is essential for those derivatives that we intend to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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
December 31, 2023
In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.
We use a variety of conventional derivative products. These derivatives include, but are not limited to, interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.
Hedges that are reported at fair value and presented on the balance sheet could be characterized as cash flow hedges or fair value hedges. Interest rate caps and collars are examples of cash flow hedges. Cash flow hedges address the risk associated with future cash flows of interest payments. For all hedges held by us that meet the hedging objectives established by our corporate policy governing interest rate risk management, no net gains or losses were reported in earnings. The changes in fair value of derivative instruments designated as hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Paramount Global (formerly ViacomCBS Inc.), which accounted for 5.9% of our share of annualized cash rent as of December 31, 2023, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, as of December 31, 2023.
For the years ended December 31, 2023, 2022, and 2021, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	2023	Property	2022	Property	2021
One Vanderbilt Avenue	16.0%	One Vanderbilt Avenue	14.1%	11 Madison Avenue	10.8%
11 Madison Avenue	8.3%	245 Park Avenue	10.0%	420 Lexington Avenue	8.3%
420 Lexington Avenue	6.7%	11 Madison Avenue	7.8%	1515 Broadway	8.1%
1515 Broadway	6.4%	420 Lexington Avenue	6.3%	1185 Avenue of the Americas	8.0%
1185 Avenue of the Americas	5.6%	1515 Broadway	5.8%	280 Park Avenue	6.7%
280 Park Avenue	5.5%	1185 Avenue of the Americas	5.1%	919 Third Avenue	5.3%
245 Park Avenue	5.5%	280 Park Avenue	5.1%	485 Lexington Avenue	5.3%
				555 West 57th Street	5.2%
As of December 31, 2023, 57.6% of our work force is covered by five collective bargaining agreements, and 1.3% of our work force is covered by collective bargaining agreements that expire before December 31, 2024. See Note 19, "Benefits Plans."
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
As of December 31, 2023, the SUMMIT meets the criteria of a reportable operating segment pursuant to the guidance in ASC 280. Accordingly, we reclassified SUMMIT Operator revenue, SUMMIT Operator expenses, and SUMMIT Operator tax expense to separate financial statement line items in our consolidated statements of operations. These items were previously presented on a net basis in Other income. Additionally, the depreciation and amortization of SUMMIT assets are included in Depreciation and amortization in our consolidated statements of operations. Prior period balances have been reclassified to conform to the current period presentation.
Accounting Standards Updates
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The objective of the amendments in ASU 2023-09 related to the rate reconciliation and income taxes paid disclosures are to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The amendment will require that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment will require that all entities disclose on an annual basis the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes as well as disaggregated by individual jurisdictions that meet a quantitative threshold. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024. Early adoption and retrospective application is permitted. We are currently evaluating the impact of the adoption of ASU 2023-09 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU 2023-07 amends the reportable segment disclosure requirements to enhance disclosures about significant segment expenses. The objective of the amendment is to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendment will require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"). Additionally, the amendment will require an entity to disclose an amount for "other segment items" by reportable segment and a description of its composition as well as require annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods. Lastly, the amendment will require a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the adoption of ASU 2023-07 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
In August 2023, the FASB issued ASU No. 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement. ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and reduce diversity in practice. The amendments require that a joint venture apply the following key adaptations from the business combinations guidance upon formation: (i) a joint venture is the formation of a new entity without an accounting acquirer, (ii) a joint venture measures its identifiable net assets and goodwill, if any, at the formation date, (iii) initial measurement of a joint venture's total net assets is equal to the fair value of 100 percent of the joint venture's equity, and (iv) a joint venture provides relevant disclosures. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted in any interim or annual period in which financial statements have not yet been issued, either prospectively or retrospectively. We are currently evaluating the impact of the adoption of ASU 2023-05 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
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
December 31, 2023
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
3. Property Acquisitions
2023 Acquisitions
During the year ended December 31, 2023, we did not acquire any properties from a third party.
2022 Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2022:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
245 Park Avenue (1)	September 2022	Fee Interest	1,782,793	$1,960.0
(1)On October 31, 2021, HNA, through an affiliated entity, filed for Chapter 11 bankruptcy protection on account of its investment in 245 Park Avenue, together with another asset in Chicago. On July 8, 2022, certain of the debtors and affiliates of SL Green entered into a Plan Sponsorship and Investment Agreement (the "Plan"). Since the debtors did not receive any qualifying bids for the property and the Plan was confirmed, SL Green acquired full ownership and control of the property in September 2022, at which time our outstanding preferred equity and accrued interest balance were credited to our equity investment in the property. We recorded the assets acquired and liabilities assumed at fair value. See Note 16, "Fair Value Measurements."

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
(1)In January 2021, pursuant to the partnership documents of our 885 Third Avenue investment, certain participating rights of the common member expired. As a result, it was determined that this investment is a VIE in which we are the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. Prior to January 2021, the investment was accounted for under the equity method. See Note 6, "Investments in Unconsolidated Joint Ventures."
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
December 31, 2023
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of December 31, 2023 and 2022, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2023, 2022, and 2021:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet	Sales Price (1) (in millions)	(Loss) Gain on Sale (2) (in millions)
245 Park Avenue (3)	June 2023	Fee Interest	1,782,793	$1,995.0	$(28.3)
885 Third Avenue - Office Condominium Units (4)	December 2022	Fee / Leasehold Interest	414,317	300.4	(24.0)
609 Fifth Avenue	June 2022	Fee Interest	138,563	100.5	(80.2)
1591-1597 Broadway	May 2022	Fee Interest	7,684	121.0	(4.5)
1080 Amsterdam Avenue	April 2022	Leasehold Interest	85,250	42.7	17.9
707 Eleventh Avenue	February 2022	Fee Interest	159,720	95.0	(0.8)
110 East 42nd Street	December 2021	Fee Interest	215,400	117.1	3.6
590 Fifth Avenue	October 2021	Fee Interest	103,300	103.0	(3.2)
220 East 42nd Street (5)	July 2021	Fee Interest	1,135,000	783.5	175.1
635-641 Sixth Avenue	June 2021	Fee Interest	267,000	325.0	99.4
106 Spring Street (6)	March 2021	Fee Interest	5,928	35.0	(2.8)
133 Greene Street (6)	February 2021	Fee Interest	6,425	15.8	0.2
712 Madison Avenue (7)	January 2021	Fee Interest	6,600	43.0	(1.4)
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The (losses) gains on sale are net of $11.3 million, $11.2 million, and $13.7 million of employee compensation accrued in connection with the realization of the investment dispositions during the years ended December 31, 2023, 2022, and 2021, respectively. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
(3)In June 2023, the Company sold a 49.9% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of the 50.1% interest we retained. We recorded our retained investment at fair value which resulted in the recognition of a fair value adjustment of ($17.0 million) that is reflected in the Company's consolidated statements of operations within Purchase price and other fair value adjustments. See Note 6, "Investments in Unconsolidated Joint Venture" and Note 16, " Fair Value Measurements."
(4)In December 2022, the Company sold 414,317 square feet of office leasehold condominium units at the property. The Company retained the remaining 218,796 square feet of the building.
(5)In July 2021, the Company sold a 49.9% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and the deconsolidation of the 51.0% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of $206.8 million, which is reflected in the Company's consolidated statements of operations within Purchase price and other fair value adjustments. See Note 6, "Investments in Unconsolidated Joint Ventures."
(6)In March 2021, the property was foreclosed by the lender.
(7)Disposition resulted from the ground lessee exercising its purchase option under a ground lease arrangement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
Balance at beginning of year (1)	$623,280		$1,088,723
Debt investment originations/fundings/accretion (2)	72,160		62,992
Preferred equity investment originations/accretion (2)	8,142		37,505
Redemptions/sales/syndications/equity ownership/amortization	(349,947)		(565,940)
Net change in loan loss reserves	(6,890)		—
Balance at end of period (1)	$346,745	(3)	$623,280
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
Below is a summary of our debt and preferred equity investments as of December 31, 2023 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value		Senior Financing	Maturity(1)
Type	Carrying Value	Face Value	Interest Rate	Carrying Value	Face Value	Interest Rate
Mezzanine Debt	$168,745	$168,912	S + 4.95 - 12.38%	$50,000	$50,000	8.00 - 8.40%	$218,745	(2)	$1,071,858	2024 - 2029
Preferred Equity	—	—	—	128,000	128,000	6.5%	128,000		250,000	2027
Balance at end of period	$168,745	$168,912		$178,000	$178,000		$346,745		$1,321,858
(1)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
(2)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
The following table is a roll forward of our total allowance for loan losses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023		2022	2021
Balance at beginning of year	$6,630		$6,630	$13,213
Current period provision for loan loss	6,890		—	—
Write-offs charged against the allowance	—		—	(6,583)
Balance at end of period	$13,520	(1)	$6,630	$6,630
(1)As of December 31, 2023, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $49.8 million, which is included in the Company's alternative strategy portfolio.
As of December 31, 2023, two investments with a total carrying value, net of reserves, of $49.8 million were not performing in accordance with their respective terms. As of December 31, 2022, one investment with a carrying value, net of reserves, of $6.9 million was not performing in accordance with its respective terms. This is further discussed in the Debt Investments and Preferred Equity Investments tables below.
No other financing receivables were 90 days past due as of December 31, 2023 and December 31, 2022.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of December 31, 2023 and 2022 (dollars in thousands):

Risk Rating	December 31, 2023		December 31, 2022
1 - Low Risk Assets - Low probability of loss	$210,333		$264,069
2 - Watch List Assets - Higher potential for loss	136,412	(1)	352,321
3 - High Risk Assets - Loss more likely than not	—		6,890
	$346,745		$623,280
(1)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of December 31, 2023 (dollars in thousands):

	As of December 31,
Risk Rating	2023(1)	2022(1)	2021(1)	Prior(1)(2)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$210,333		$210,333
2 - Watch List Assets - Higher potential for loss	—	—	—	136,412	(3)	136,412
3 - High Risk Assets - Loss more likely than not	—	—	—	—		—
	$—	$—	$—	$346,745		$346,745
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)During the year ended December 31, 2023, we recognized a $6.9 million provision for loan loss related to an investment originated prior to 2021.
(3)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
We have determined that we have one portfolio segment of financing receivables as of December 31, 2023 and 2022 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $8.8 million and $9.0 million as of December 31, 2023 and 2022, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the years ended December 31, 2023 and 2022, respectively. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms. One loan with a carrying value of $5.6 million was put on non-accrual in July 2020 and remains on non-accrual as of December 31, 2023. No investment income has been recognized subsequent to it being put on non-accrual.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
Debt Investments
As of December 31, 2023 and 2022, we held the following debt investments with an aggregate weighted average current yield of 8.68% as of December 31, 2023 (dollars in thousands):

	December 31, 2023			December 31, 2022
Loan Type	Future Funding Obligations	Senior Financing	Carrying Value (1)	Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3) (4) (6)	$—	$105,000	$13,366	$13,366	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Mezzanine Loan	—	—	—	225,367
Mezzanine Loan	—	—	—	77,109
Total fixed rate	$—	$285,000	$63,366	$365,842
Floating Rate Investments:
Mezzanine Loan (5) (6)	$—	$275,000	$50,000	$50,000	April 2023
Mezzanine Loan	3,761	54,000	8,243	8,243	May 2024
Mezzanine Loan	2,655	271,774	62,333	46,884	May 2024
Mezzanine Loan	10,760	186,084	48,323	39,083	January 2026
Total floating rate	$17,176	$786,858	$168,899	$144,210
Allowance for loan loss	$—	$—	$(13,520)	$(6,630)
Total	$17,176	$1,071,858	$218,745	$503,422
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any extension options to the extent they have not been exercised as of the date of this filing.
(3)Carrying value is net of a $12.0 million participation that was sold and did not meet the conditions for sale accounting, which is included in Other assets and Other liabilities on the consolidated balance sheets.
(4)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of December 31, 2023. No investment income has been recognized subsequent to it being put on non-accrual. In the first quarter of 2023, the Company fully reserved the balance of the investment. Additionally, we determined the borrower entity to be a VIE, in which we are not the primary beneficiary.
(5)This loan went into default and was put on non-accrual in January 2023 and remains on non-accrual as of December 31, 2023. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower with respect to the loan.
(6)Included in the Company's alternative strategy portfolio.
Preferred Equity Investments
As of December 31, 2023 and 2022, we held the following preferred equity investments with an aggregate weighted average current yield of 6.55% as of December 31, 2023 (dollars in thousands):

	December 31, 2023			December 31, 2022
Type	Future Funding Obligations	Senior Financing	Carrying Value (1)	Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$250,000	$128,000	$119,858	February 2027
Total	$—	$250,000	$128,000	$119,858
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2023, the book value of these investments was $3.0 billion, net of investments with negative book values totaling $149.1 million for which we have an implicit commitment to fund future capital needs.
As of December 31, 2023, 800 Third Avenue and 625 Madison Avenue are VIEs in which we are not the primary beneficiary. As of December 31, 2022, 800 Third Avenue and 21 East 66th Street are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $437.9 million as of December 31, 2023 and $86.2 million as of December 31, 2022. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies". All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2023:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
717 Fifth Avenue (2) (3)	Wharton Properties / Private Investor	10.92%	10.92%	119,500
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street (2)	Private Investor / Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2) (4)	Wharton Properties	50.00%	50.00%	57,718
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300
650 Fifth Avenue (2) (5)	Wharton Properties	50.00%	50.00%	69,214
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea / Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza (2)	RXR Realty / New York REIT	24.95%	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square (2) (6)	Israeli Institutional Investor	51.00%	51.00%	369,000
115 Spring Street (2)	Private Investor	51.00%	51.00%	5,218
15 Beekman (7)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.27%	36.27%	12,946
One Madison Avenue (8)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	51.00%	1,135,000
450 Park Avenue (9)	Korean Institutional Investor / Israeli Institutional Investor	50.10%	25.10%	337,000
5 Times Square (2)	RXR Realty led investment group	31.55%	31.55%	1,131,735
245 Park Avenue (10)	U.S. Affiliate of Mori Trust Co., Ltd	50.10%	50.10%	1,782,793
625 Madison Avenue (11)	Private Investor	90.43%	90.43%	563,000
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2023. Changes in ownership or economic interests within the current year are disclosed in the notes below.
(2)Included in the Company's alternative strategy portfolio.
(3)In January 2024, together with its joint venture partner, the Company closed on the sale of the retail condominium at 717 Fifth Avenue for total consideration of $963.0 million.
(4)The joint venture owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway. In December 2023, following an assessment of the investment for recoverability, the Company recorded a charge of $8.1 million, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations.
(5)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
(6)In December 2023, following an assessment of the property and the investment for recoverability, the Company recorded a charge of $101.7 million, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations. In January 2024, the Company closed on the acquisition of interests in the joint venture that owns the leasehold interest for no consideration, which increases the Company's interest in the joint venture to 95.0%. In addition, the joint venture entered into an agreement to satisfy the existing $182.5 million mortgage on the property for a net payment of $7.0 million, which closed in February 2024.
(7)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(8)In 2020, the Company admitted partners to the One Madison Avenue development project, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of our remaining 50.5% interest. We recorded our investment at fair value, which resulted in the recognition of a fair value adjustment of $187.5 million. The fair value of our investment was determined by the terms of the joint venture agreement governing the capitalization of the project. In 2021, the Company admitted an additional partner to the development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at December 31, 2023 and 2022.
(9)The 50.1% ownership interest reflected in this table is comprised of our 25.1% economic interest and a 25.0% economic interest held by a third-party. The third-party's economic interest is held within a joint venture that we consolidate and recognize in Noncontrolling interests in other partnerships on our consolidated balance sheet. An additional third-party owns the remaining 49.9% economic interest in the property.
(10)In June 2023, the Company sold a 49.9% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of the 50.1% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of ($17.0 million) during the year ended December 31, 2023. The fair value of our investment was determined by the terms of the joint venture agreement.
(11)In September 2023, following a UCC foreclosure, the Company converted its previous mezzanine debt investments in the fee interest to a 90.43% ownership interest. See Note 5, "Debt and Preferred Equity Investments." In December 2023, together with its joint venture, the Company entered into a contract to sell the fee ownership in the property. In connection with this contract, the Company recorded a charge of $23.1 million, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations. This transaction is expected to close in the first quarter of 2024.
Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2023, 2022, and 2021:

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in millions)	(Loss) Gain on Sale (in millions) (1) (2)
21 East 66th Street	32.28%	December 2023	$40.6	$(12.7)
121 Greene Street	50.00%	February 2023	14.0	(0.3)
Stonehenge Portfolio	Various	April 2022	1.0	—
400 East 57th Street (3)	41.00%	September 2021	133.5	(1.0)
605 West 42nd Street - Sky	20.00%	June 2021	858.1	8.9
55 West 46th Street - Tower 46	25.00%	March 2021	275.0	(15.2)
885 Third Avenue (4)	N/A	January 2021	N/A	N/A
(1)Represents the Company's share of the gain or loss
(2)For the years ended December 31, 2023 and December 31, 2021, the (losses) gains on sale are net of $2.0 million and $1.4 million, respectively, of employee compensation accrued in connection with the realization of the investment dispositions. There was no amount accrued for employee compensation in the year ended December 31, 2022. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
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

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of December 31, 2023 and 2022, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023

						Principal Outstanding		Principal Outstanding
	Economic	Current Maturity	Final Maturity	Interest		December 31, 2023		December 31, 2022
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:
717 Fifth Avenue (4)(5)	10.92%	July 2022 (5)	July 2022 (5)		5.02%	$655,328	$71,536	$655,328	$71,536
650 Fifth Avenue (4)	50.00%	October 2023 (6)	January 2024 (6)		5.45%	65,000	32,500	65,000	32,500
220 East 42nd Street	51.00%	June 2024	June 2025		5.86%	505,412	257,760	510,000	260,100
5 Times Square (4)	31.55%	September 2024	September 2026		7.13%	477,783	150,740	400,000	126,200
10 East 53rd Street	55.00%	February 2025	February 2025		5.45%	220,000	121,000	220,000	121,000
1515 Broadway	56.87%	March 2025	March 2025		3.93%	762,002	433,344	782,321	444,898
115 Spring Street (4)	51.00%	March 2025	March 2025		5.50%	65,550	33,431	—	—
450 Park Avenue	25.10%	June 2025	June 2027		6.10%	271,394	68,120	267,000	67,017
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	840,000	1,400,000	840,000
One Madison Avenue (7)	25.50%	November 2025	November 2026		3.59%	733,103	186,941	467,008	119,087
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	107,120	177,000	107,120
919 Third Avenue	51.00%	April 2026	April 2028		6.11%	500,000	255,000	500,000	255,000
625 Madison Avenue (8)	90.43%	December 2026	December 2026		5.11%	199,987	180,848	—	—
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	885,768	—	—
Worldwide Plaza (4)	24.95%	November 2027	November 2027		3.98%	1,200,000	299,400	1,200,000	299,400
One Vanderbilt Avenue	71.01%	July 2031	July 2031		2.95%	3,000,000	2,130,300	3,000,000	2,130,300
280 Park Avenue						—	—	1,200,000	600,000
21 East 66th Street						—	—	12,000	3,874
Total fixed rate debt						$12,000,559	$6,053,808	$10,855,657	$5,478,032

Floating Rate Debt:
11 West 34th Street (4)	30.00%	February 2023 (9)	February 2023 (9)	L+	1.45%	$23,000	$6,900	$23,000	$6,900
650 Fifth Avenue (4)	50.00%	October 2023 (6)	January 2024 (6)	S+	2.25%	210,000	105,000	210,000	105,000
2 Herald Square (4)(10)	51.00%	November 2023(10)	November 2023(10)	S+	2.06%	182,500	93,075	182,500	93,075
100 Park Avenue	49.90%	January 2024 (11)	December 2025	S+	2.36%	360,000	179,640	360,000	179,640
15 Beekman (12)	20.00%	January 2024 (13)	July 2025	S+	1.61%	124,137	24,827	86,738	17,348
1552 Broadway (4)	50.00%	February 2024	February 2024	S+	2.75%	193,133	96,567	193,132	96,566
5 Times Square (4)	31.55%	September 2024	September 2026	S+	5.65%	610,010	192,458	495,924	156,464
280 Park Avenue	50.00%	September 2024	September 2024	S+	2.03%	1,200,000	600,000	—	—
21 East 66th Street						—	—	586	188
115 Spring Street						—	—	65,550	33,431
121 Greene Street						—	—	12,550	6,275
Total floating rate debt						$2,902,780	$1,298,467	$1,629,980	$694,887
Total joint venture mortgages and other loans payable						$14,903,339	$7,352,275	$12,485,637	$6,172,919
Deferred financing costs, net						(104,062)	(54,865)	(136,683)	(66,910)
Total joint venture mortgages and other loans payable, net						$14,799,277	$7,297,410	$12,348,954	$6,106,009
(1)Economic interest represents the Company's interests in the joint venture as of December 31, 2023. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain conditions, including meeting tests based on the operating performance of the property.
(3)Interest rates as of December 31, 2023, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term SOFR ("S").
(4)Included in the Company's alternative strategy portfolio.
(5)The asset was sold and associated debt repaid in January 2024.
(6)In January 2024, the maturity date of the loan was extended by two months to March 2024.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
(7)The loan is a $1.25 billion construction facility with an initial term of five years with one, one year extension option. Advances under the loan are subject to costs incurred. In conjunction with the loan, the Company provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics. In July 2023, the facility was modified, which will allow the partnership to utilize the final tranche of the facility for an expanded range of uses, including additional amenities funded by construction cost savings and for hedging activities in contemplation of a permanent financing.
(8)Represents $168.9 million of loan principal and $31.1 million of accrued interest.
(9)The Company's joint venture partner is in discussions with the lender on resolution of the past maturity.
(10)The Company closed on the acquisition of additional interests in the joint venture in January 2024, which increased the Company's interest to 95%. In addition, the joint venture entered into an agreement to satisfy the existing mortgage for a net payment of $7.0 million, which closed in February 2024.
(11)The Company is in discussions with the lender to exercise the available extension option.
(12)This loan is a $125.0 million construction facility. Advances under the loan are subject to costs incurred.
(13)In January 2024, the maturity date of the loan was extended to July 2024.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $21.1 million, $24.0 million and $19.6 million from these services, net of our ownership share of the joint ventures, for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, as of December 31, 2023 and 2022, are as follows (in thousands):

	December 31, 2023	December 31, 2022
Assets (1)
Commercial real estate property, net	$18,467,340	$15,989,642
Cash and restricted cash	656,038	709,299
Tenant and other receivables, related party receivables, and deferred rents receivable	673,532	601,552
Other assets	2,584,765	2,551,426
Total assets	$22,381,675	$19,851,919
Liabilities and equity (1)
Mortgages and other loans payable, net	$14,799,277	$12,348,954
Deferred revenue	1,108,180	1,077,901
Lease liabilities	990,276	1,000,356
Other liabilities	447,705	456,537
Equity	5,036,237	4,968,171
Total liabilities and equity	$22,381,675	$19,851,919
Company's investments in unconsolidated joint ventures	$2,983,313	$3,190,137
(1)As of December 31, 2023, $545.6 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2023, 2022, and 2021 are as follows (unaudited, in thousands):

	Year Ended December 31,
	2023	2022	2021
Total revenues	$1,525,044	$1,339,364	$1,228,364
Operating expenses	253,630	240,002	203,332
Real estate taxes	287,462	252,806	225,104
Operating lease rent	29,048	26,152	22,576
Interest expense, net of interest income	574,032	431,865	342,910
Amortization of deferred financing costs	28,157	27,754	31,423
Depreciation and amortization	516,466	465,100	484,130
Total expenses	$1,688,795	$1,443,679	$1,309,475
Loss on early extinguishment of debt	—	(467)	(2,017)
Net loss before (loss) gain on sale	$(163,751)	$(104,782)	$(83,128)
Company's equity in net loss from unconsolidated joint ventures	$(76,509)	$(57,958)	$(55,402)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
7. Deferred Costs
Deferred costs as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred leasing costs	$399,224	$407,188
Less: accumulated amortization	(287,761)	(286,031)
Deferred costs, net	$111,463	$121,157
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of December 31, 2023 and 2022, respectively, were as follows (dollars in thousands):

Property	Maturity Date	Final Maturity Date (1)	Interest Rate (2)		December 31, 2023	December 31, 2022
Fixed Rate Debt:
420 Lexington Avenue	October 2024	October 2040		3.99%	$277,238	$283,064
100 Church Street	June 2025	June 2027		5.89%	370,000	370,000
7 Dey / 185 Broadway	November 2025	November 2026		6.65%	190,148	200,000
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
719 Seventh Avenue					—	50,000
245 Park Avenue					—	1,712,750
Total fixed rate debt					$1,387,386	$3,165,814
Floating Rate Debt:
690 Madison Avenue (3)	July 2024	July 2025	S+	0.50%	$60,000	$60,000
719 Seventh Avenue (3)	December 2024	December 2024	S+	1.31%	50,000	—
7 Dey / 185 Broadway					—	10,148
Total floating rate debt					$110,000	$70,148
Total mortgages and other loans payable					$1,497,386	$3,235,962
Deferred financing costs, net of amortization					(6,067)	(8,399)
Total mortgages and other loans payable, net					$1,491,319	$3,227,563
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of December 31, 2023, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term SOFR ("S"), unless otherwise specified.
(3)Included in the Company's alternative strategy portfolio.
As of December 31, 2023 and 2022, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $1.9 billion and $3.8 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of December 31, 2023, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2023, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of December 31, 2023, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. As of December 31, 2023, the facility fee was 30 basis points.
As of December 31, 2023, we had $2.0 million of outstanding letters of credit, $560.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $688.0 million under the 2021 credit facility. As of December 31, 2023 and December 31, 2022, the revolving credit facility had a carrying value of $554.8 million and $443.2 million, respectively, net of deferred financing costs. As of December 31, 2023 and December 31, 2022, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
2022 Term Loan
In October 2022, we entered into a term loan agreement, referred to as the 2022 term loan. The 2022 term loan was repaid in full in September 2023. The 2022 term loan consisted of a $425.0 million term loan with a maturity date of October 6, 2023. The 2022 term loan had one six-month as-of-right extension option to April 6, 2024. We also had an option, subject to customary conditions, to increase the capacity of the 2022 term loan to $500.0 million on or before January 7, 2023 without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. In January 2023, the 2022 term loan was increased by $25.0 million to $425.0 million.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2023 and 2022, respectively, by scheduled maturity date (dollars in thousands):

	December 31, 2023		December 31, 2022
Issuance	Unpaid Principal Balance	Accreted Balance	Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
	$100,000	$100,000	$100,000
Deferred financing costs, net	—	(205)	(308)
	$100,000	$99,795	$99,692
(1)Interest rate as of December 31, 2023.
(2)Issued by the Company and the Operating Partnership as co-obligors in a private placement.
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2023 and 2022, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a floating rate of 26 basis points over the three-month Term SOFR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2023, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Company's Share of Joint Venture Debt
2024	$4,488	$382,750	$—	$200,000	$—	$—	$587,238	$1,822,978
2025	—	370,000	—	—	—	100,000	470,000	1,670,861
2026	—	190,148	—	—	—	—	190,148	542,968
2027	—	550,000	560,000	1,050,000	—	—	2,160,000	1,185,168
2028	—	—	—	—	—	—	—	—
Thereafter	—	—	—	—	100,000	—	100,000	2,130,300
Total	$4,488	$1,492,898	$560,000	$1,250,000	$100,000	$100,000	$3,507,386	$7,352,275

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense before capitalized interest	$228,840	$166,493	$145,197
Interest on financing leases	4,446	4,555	5,448
Interest capitalized	(95,980)	(82,444)	(78,365)
Amortization of discount on assumed debt	2,842	1,855	—
Interest income	(3,034)	(986)	(1,389)
Interest expense, net	$137,114	$89,473	$70,891
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
Income earned from the profit participation prior to 2023, which is included in Other income on the consolidated statements of operations, was $1.4 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively. We also recorded expenses, inclusive of capitalized expenses, of $8.6 million and $14.0 million for these services (excluding services provided directly to tenants) for the years ended December 31, 2022 and 2021, respectively.
One Vanderbilt Avenue Investment
Our Chairman and CEO, Marc Holliday, and our former President, Andrew Mathias, made investments in our One Vanderbilt project (inclusive of the property and SUMMIT One Vanderbilt), which entitles Mr. Holliday and Mr. Mathias to receive approximately 1.27% and 0.85%, respectively, on account of the property and 1.92% and 1.28%, respectively, on account of SUMMIT One Vanderbilt, of any profits realized by the Company from its One Vanderbilt project in excess of the Company's capital contributions. Mr. Holliday and Mr. Mathias paid $1.4 million and $1.0 million, respectively, which equaled the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the years ended December 31, 2023 and 2022 we recorded $3.0 million and $3.0 million, respectively, of rent expense under the lease. Additionally, in June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. For the year ended December 31, 2023, we recorded $38.9 million of rent expense under the lease, including percentage rent, of which $26.2 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. For the year ended December 31, 2022, we recorded $33.0 million of rent expense under the lease, including percentage rent, of which $22.8 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. See Note 20, "Commitments and Contingencies."
Other
We are entitled to receive fees for providing management, leasing, construction supervision, and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures and related parties as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Due from joint ventures	$10,603	$26,812
Other	1,565	540
Related party receivables	$12,168	$27,352
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2023 and 2022, the noncontrolling interest unit holders owned 5.75%, or 3,949,448 units, and 5.39%, or 3,670,343 units, of the Operating Partnership, respectively. As of December 31, 2023, 3,949,448 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of period	$269,993	$344,252
Distributions	(14,779)	(16,272)
Issuance of common units	25,365	22,855
Redemption and conversion of common units	(18,589)	(40,901)
Net loss	(37,465)	(5,794)
Accumulated other comprehensive income allocation	(1,960)	5,827
Fair value adjustment	15,486	(39,974)
Balance at end of period	$238,051	$269,993

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of December 31, 2023:

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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, after July 15, 2024 at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As such, no Subsidiary Series B Preferred Units have been issued as of December 31, 2023.
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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of period	$177,943	$196,075
Issuance of preferred units	—	—
Redemption of preferred units	(11,700)	(17,967)
Dividends paid on preferred units	(6,271)	(6,198)
Accrued dividends on preferred units	6,529	6,033
Balance at end of period	$166,501	$177,943
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2023, 64,726,253 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
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
The following table summarizes share repurchases executed under the program, excluding the redemption of OP units, for the years ended December 31, 2023, 2022 and 2021 as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2021	4,474,649	$75.44	34,136,627
Year ended 2022	1,971,092	$76.69	36,107,719
Year ended 2023	—	$—	36,107,719
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2023, 2022, and 2021, respectively (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Shares of common stock issued	17,180	10,839	10,387
Dividend reinvestments/stock purchases under the DRSPP	$525	$525	$738
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
SL Green's earnings per share for the years ended December 31, 2023, 2022, and 2021 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2023	2022	2021
Basic Earnings:
(Loss) income attributable to SL Green common stockholders	$(579,509)	$(93,024)	$434,804
Less: distributed earnings allocated to participating securities	(2,655)	(2,219)	(2,398)
Less: undistributed earnings allocated to participating securities	—	—	(192)
Net (loss) income attributable to SL Green common stockholders (numerator for basic earnings per share)	$(582,164)	$(95,243)	$432,214
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—	2,039
Add back: undistributed earnings allocated to participating securities	—	—	192
Add back: effect of dilutive securities (redemption of units to common shares)	(37,465)	(5,794)	25,457
(Loss) income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$(619,629)	$(101,037)	$459,902

	Year Ended December 31,
Denominator	2023	2022	2021
Basic Shares:
Weighted average common stock outstanding	63,809	63,917	65,740
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,163	4,012	3,987
Stock-based compensation plans	—	—	705
Contingently issuable shares	—	—	337
Diluted weighted average common stock outstanding	67,972	67,929	70,769
The Company has excluded 1,273,417 common stock equivalents from the calculation of diluted shares outstanding for the year ended December 31, 2023. The Company has excluded 1,682,236 and 948,017 of common stock equivalents from the calculation of diluted shares outstanding for the years ended December 31, 2022 and 2021, respectively.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and as of December 31, 2023 owned 64,726,253 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
Limited Partner Units
As of December 31, 2023, limited partners other than SL Green owned 5.75%, or 3,949,448 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2023, 2022, and 2021 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2023	2022	2021
Basic Earnings:
Net (loss) income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(616,974)	$(98,818)	$460,261
Less: distributed earnings allocated to participating securities	(2,655)	(2,219)	(2,398)
Less: undistributed earnings allocated to participating securities	—	—	(192)
Net (loss) income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$(619,629)	$(101,037)	$457,671
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—	2,590
(Loss) income attributable to SLGOP common unitholders	$(619,629)	$(101,037)	$460,261

	Year Ended December 31,
Denominator	2023	2022	2021
Basic units:
Weighted average common units outstanding	67,972	67,929	69,667
Effect of Dilutive Securities:
Stock-based compensation plans	—	—	765
Contingently issuable units	—	—	337
Diluted weighted average common units outstanding	67,972	67,929	70,769
The Operating Partnership has excluded 1,273,417 common unit equivalents from the diluted units outstanding for the years ended December 31, 2023. The Operating Partnership has excluded 1,682,236 and 948,017 common unit equivalents from the diluted units outstanding for the years ended December 31, 2022 and 2021, respectively.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.59 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.84 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fifth amendment and restatement in June 2022 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 32,210,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 1, 2032, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2023, 3.9 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information. There were no options granted during the years ended December 31, 2023, 2022, and 2021.
A summary of the status of the Company's stock options as of December 31, 2023, 2022, and 2021 and changes during the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
	2023		2022		2021
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	313,480	$97.59	394,089	$100.56	761,686	$105.76
Exercised	—	—	—	—	(11,314)	72.30
Lapsed or canceled	(197,500)	84.14	(80,609)	112.14	(356,283)	112.56
Balance at end of year	115,980	$103.52	313,480	$97.59	394,089	$100.56
Options exercisable at end of year	115,980	$103.52	313,480	$97.59	394,089	$100.56
The remaining weighted average contractual life of the options outstanding was 3.0 years and the remaining average contractual life of the options exercisable was 3.0 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
During the years ended December 31, 2023, 2022, and 2021, we recognized no compensation expense related to options. As of December 31, 2023, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares are granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of December 31, 2023, 2022, and 2021 and changes during the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	3,758,174	3,459,363	3,337,545
Granted	337,350	314,995	141,515
Canceled	(6,350)	(16,184)	(19,697)
Balance at end of year	4,089,174	3,758,174	3,459,363
Vested during the year	147,915	118,255	122,759
Compensation expense recorded	$7,766,055	$10,133,905	$8,497,054
Total fair value of restricted stock granted during the year	$15,789,540	$16,804,931	$9,214,531
The fair value of restricted stock that vested during the years ended December 31, 2023, 2022, and 2021 was $10.2 million, $9.7 million and $11.3 million, respectively. As of December 31, 2023, there was $20.2 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.3 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $38.1 million and $45.0 million during the years ended December 31, 2023 and 2022, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2023, there was $27.1 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.6 years.
During the years ended December 31, 2023, 2022, and 2021, we recorded compensation expense related to bonus, time-based and performance-based awards of $50.4 million, $43.5 million, and $41.9 million, respectively.
For the years ended December 31, 2023, 2022, and 2021, $1.4 million, $1.8 million, and $2.1 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the year ended December 31, 2023, 39,302 phantom stock units and 27,739 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.7 million during the year ended December 31, 2023 related to the Deferred Compensation Plan. As of December 31, 2023, there were 230,295 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2023, 224,159 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of December 31, 2023, 2022 and 2021 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized gain (loss) on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Total
Balance at December 31, 2020	$(57,415)	$(10,853)	$1,021	$(67,247)
Other comprehensive income (loss) before reclassifications	14,908	(18,015)	96	(3,011)
Amounts reclassified from accumulated other comprehensive loss	16,626	6,874	—	23,500
Balance at December 31, 2021	(25,881)	(21,994)	1,117	(46,758)
Other comprehensive income (loss) before reclassifications	78,300	23,405	(1,359)	100,346
Amounts reclassified from accumulated other comprehensive income	(4,619)	635	—	(3,984)
Balance at December 31, 2022	47,800	2,046	(242)	49,604
Other comprehensive (loss) income before reclassifications	17,269	6,950	(1,549)	22,670
Amounts reclassified from accumulated other comprehensive income	(39,717)	(15,080)	—	(54,797)
Balance at December 31, 2023	$25,352	$(6,084)	$(1,791)	$17,477
(1)Amount reclassified from accumulated other comprehensive income is included in interest expense in the respective consolidated statements of operations. As of December 31, 2023 and 2022, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive income relating to net unrealized gain (loss) on derivative instruments, was ($0.4 million) and ($0.5 million), respectively.
(2)Amount reclassified from accumulated other comprehensive income is included in equity in net loss from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$9,591	$—	$9,591	$—
Interest rate cap and swap agreements (included in Other assets)	$33,456	$—	$33,456	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$17,108	$—	$17,108	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$11,240	$—	$11,240	$—
Interest rate cap and swap agreements (included in Other assets)	$57,660	$—	$57,660	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$10,142	$—	$10,142	$—
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
In June 2023, the Company sold a 49.9% interest in its 245 Park Avenue investment, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of the 50.1% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of ($17.0 million) during the year ended December 31, 2023. The fair value of our investment was determined by the terms of the joint venture agreement.
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
December 31, 2023
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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$346,745	(2)	$623,280	(2)

Fixed rate debt	$3,237,386	$3,184,338	$5,015,814	$4,784,691
Variable rate debt (3)	270,000	268,787	520,148	519,669
Total debt	$3,507,386	$3,453,125	$5,535,962	$5,304,360
(1)Amounts exclude net deferred financing costs.
(2)As of December 31, 2023, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion. As of December 31, 2022, debt and preferred equity investments had an estimated fair value ranging between $0.6 billion and $0.6 billion.
(3)As of December 31, 2023, variable rate debt with a carrying value of $110.0 million and fair value of $108.6 million is included in the Company's alternative strategy portfolio.
Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of December 31, 2023 and 2022. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
17. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, including, but not limited to, interest rate swaps, caps, collars and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of December 31, 2023 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	150,000	2.600%	December 2021	January 2024	Other Assets	$11
Interest Rate Swap	200,000	4.490%	November 2022	January 2024	Other Assets	5
Interest Rate Swap	200,000	4.411%	November 2022	January 2024	Other Assets	5
Interest Rate Cap	370,000	3.250%	June 2023	June 2024	Other Assets	3,158
Interest Rate Cap	370,000	3.250%	June 2023	June 2024	Other Liabilities	(3,145)
Interest Rate Swap	150,000	2.621%	December 2021	January 2026	Other Assets	4,011
Interest Rate Swap	200,000	2.662%	December 2021	January 2026	Other Assets	5,196
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	2,281
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	2,775
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	1,781
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	6,378
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	7,306
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Assets	549
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Liabilities	(3,044)
Interest Rate Swap	300,000	4.487%	November 2024	November 2027	Other Liabilities	(10,273)
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Liabilities	(646)
						$16,348
During the year ended December 31, 2023, we recorded a loss of $10.4 million based on the changes in the fair value of an interest rate cap we sold and a forward-starting interest rate swap, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During the year ended December 31, 2022, we recorded a loss of $1.7 million based on the changes in the fair value of an interest rate cap we sold. No interest rate caps were sold or forward-starting interest rate swaps entered into during the year ended December 31, 2021. During the years ended December 31, 2023, 2022, and 2021, we recorded losses of $0.2 million, $0.3 million, and $0.0 million, respectively, on the changes in the fair value, which is included in interest expense in the consolidated statements of operations.
Certain agreements the Company has with each of its derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2023, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $17.5 million. As of December 31, 2023, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $18.3 million as of December 31, 2023.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($32.5 million) of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and ($7.6 million) of the portion related to our share of joint venture accumulated other comprehensive income (loss) will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended December 31,				Year Ended December 31,
Derivative	2023	2022	2021		2023	2022	2021
Interest Rate Swaps/Caps	$18,484	$83,162	$15,643	Interest expense	$42,270	$4,989	$(17,602)
Share of unconsolidated joint ventures' derivative instruments	7,399	24,783	(19,400)	Equity in net loss from unconsolidated joint ventures	16,050	(673)	(7,582)
	$25,883	$107,945	$(3,757)		$58,320	$4,316	$(25,184)
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of December 31, 2023 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$220,000	4.000%	February 2023	February 2024	Asset	$318
Interest Rate Cap	484,069	0.490%	February 2022	May 2024	Asset	8,331
Interest Rate Cap	484,069	0.490%	February 2022	May 2024	Asset	8,330
Interest Rate Cap	505,412	3.000%	June 2023	June 2024	Asset	4,948
Interest Rate Cap	272,000	4.000%	August 2023	August 2024	Asset	1,675
Interest Rate Cap	477,783	3.500%	September 2023	September 2024	Asset	5,213
Interest Rate Cap	278,161	4.000%	May 2024	November 2024	Asset	948
Interest Rate Cap	278,161	4.000%	May 2024	November 2024	Asset	948
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	1,819
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	1,818
Interest Rate Swap	177,000	1.555%	December 2022	February 2026	Asset	8,686
						$43,034
18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
Future minimum rents to be received over the next five years and thereafter for operating leases in effect at December 31, 2023 are as follows (in thousands):

2024	$496,311
2025	470,673
2026	426,247
2027	371,117
2028	316,789
Thereafter	1,339,758
$3,420,895
The components of lease income from operating leases in effect at December 31, 2023, 2022 and 2021 were as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023

	Year Ended December 31,
	2023	2022	2021
Fixed lease payments	$589,469	$583,107	$608,793
Variable lease payments	79,641	82,676	73,543
Total lease payments (1)	$669,110	$665,783	$682,336
Amortization of acquired above and below-market leases	14,225	5,717	(4,160)
Total rental revenue	$683,335	$671,500	$678,176
(1)Amounts include $196.5 million and $222.1 million of sublease income for the years ended December 31, 2023 and 2022, respectively.

The table below summarizes our investment in sales-type leases as of December 31, 2023:

Property	Year of Current Expiration	Year of Final Expiration (1)
15 Beekman (2)	2089	2089
(1)Reflects exercise of all available renewal options.
(2)In August 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company for the building at 15 Beekman. See Note 6, "Investments in Unconsolidated Joint Ventures."
Future minimum lease payments to be received over the next five years and thereafter for our sales-type leases with initial terms in excess of one year as of December 31, 2023 are as follows (in thousands):

Sales-type leases
2024	$3,180
2025	3,228
2026	3,276
2027	3,325
2028	3,375
Thereafter	196,794
Total minimum lease payments	$213,178
Amount representing interest	(107,544)
Investment in sales-type leases (1)	$105,634
(1)This amount is included in Other assets in our consolidated balance sheets.
The components of lease income from sales-type leases during the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income (1)	$4,444	$4,389	$4,422
(1)These amounts are included in Other income in our consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2021, September 28, 2022 and September 28, 2023, the actuary certified that for the plan years beginning July 1, 2021, July 1, 2022 and July 1, 2023, the Pension Plan was in critical or endangered status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2023. For the Pension Plan years ended June 30, 2023, 2022 and 2021, the plan received contributions from employers totaling $317.9 million, $305.7 million and $290.1 million, respectively. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan years ended, June 30, 2023, 2022 and 2021, the plan received contributions from employers totaling $1.9 billion, $1.6 billion and $1.5 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2023, 2022 and 2021 are included in the table below (in thousands):

	Year Ended December 31,
Benefit Plan	2023	2022	2021
Pension Plan	$2,111	$1,952	$1,994
Health Plan	7,191	6,386	6,333
Other plans	789	807	849
Total plan contributions	$10,091	$9,145	$9,176
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2023, 2022 and 2021, a matching contribution equal to 100% of the first 4% of annual compensation was made. For the years ended December 31, 2023, 2022 and 2021, we made matching contributions of $1.8 million, $1.5 million, and $1.5 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2023, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between January 2025 and January 2026. The minimum cash-based compensation associated with these employment agreements, which is comprised only of base salary, totals $2.4 million for 2024.
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
Belmont had loss reserves of $3.3 million and $3.1 million as of December 31, 2023 and 2022, respectively. Ticonderoga had no loss reserves as of December 31, 2023 and 2022.
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
The table below summarizes our current lease arrangements as of December 31, 2023:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023

Property (1)	Year of Current Expiration	Year of Final Expiration (2)
711 Third Avenue (3)	2033	2083
1185 Avenue of the Americas	2043	2043
SL Green Headquarters at One Vanderbilt Avenue (4)	2043	2048
420 Lexington Avenue	2050	2080
SUMMIT One Vanderbilt	2058	2070
15 Beekman (5)(6)	2119	2119
(1)All leases are classified as operating leases unless otherwise specified.
(2)Reflects exercise of all available extension options.
(3)The Company owns 50% of the fee interest.
(4)In March 2021, the Company commenced its lease for its corporate headquarters at One Vanderbilt Avenue. See note 10, "Related Party Transactions."
(5)The Company has an option to purchase the ground lease for a fixed price on a specific date. The lease is classified as a financing lease.
(6)In August 2020, the Company entered into a long-term sublease with an unconsolidated joint venture as part of the capitalization of the 15 Beekman development project. See Note 6, "Investments in Unconsolidated Joint Ventures."
The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of December 31, 2023 (in thousands):

	Financing leases	Operating leases
2024	$3,180	$53,455
2025	3,228	53,595
2026	3,276	53,734
2027	3,325	53,746
2028	3,375	54,211
Thereafter	196,794	1,208,864
Total minimum lease payments	$213,178	$1,477,605
Amount representing interest	(107,647)	—
Amount discounted using incremental borrowing rate	—	(649,913)
Total lease liabilities excluding liabilities related to assets held for sale	$105,531	$827,692
Total lease liabilities	$105,531	$827,692
The following table provides lease cost information for the Company's operating leases for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
Operating Lease Costs	2023	2022	2021
Operating lease costs before capitalized operating lease costs	$29,637	$33,773	$30,270
Operating lease costs capitalized	(2,345)	(6,830)	(3,716)
Operating lease costs, net (1)	$27,292	$26,943	$26,554
(1)This amount is included in Operating lease rent in our consolidated statements of operations.
The following table provides lease cost information for the Company's financing leases for the years ended December 31, 2023, 2022 and 2021 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023

	Year Ended December 31,
Financing Lease Costs	2023	2022	2021
Interest on financing leases before capitalized interest	$4,446	$4,555	$5,448
Interest on financing leases capitalized	—	—	—
Interest on financing leases, net (1)	4,446	4,555	5,448
Amortization of right-of-use assets (2)	—	—	660
Financing lease costs, net	$4,446	$4,555	$6,108
(1)These amounts are included in Interest expense, net of interest income in our consolidated statements of operations.
(2)These amounts are included in Depreciation and amortization in our consolidated statements of operations.
As of December 31, 2023, the weighted-average discount rate used to calculate the lease liabilities was 4.46%. As of December 31, 2023, the weighted-average remaining lease term was 28 years, inclusive of purchase options expected to be exercised.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2023
21. Segment Information
The Company has three reportable segments, real estate, debt and preferred equity investments, and SUMMIT. In the fourth quarter of 2023, due to quantitative thresholds, SUMMIT was identified as a reportable segment. As such, prior period segment data has been restated to reflect SUMMIT as a reportable segment for comparative purposes.
We evaluate real estate performance and allocate resources based on earnings contributions. The primary sources of revenue are generated from tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, insurance, real estate taxes and, at certain properties, ground rent expense. See Note 5, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments. SUMMIT currently operates one location at One Vanderbilt Avenue in midtown Manhattan with the primary source of revenue generated from ticket sales.
Selected consolidated results of operations for the years ended December 31, 2023, 2022, and 2021, and selected asset information as of December 31, 2023 and 2022, regarding our operating segments are as follows (in thousands):

	Real Estate	SUMMIT	Debt and Preferred Equity	Total Company
Total revenues
Years ended:
December 31, 2023	$760,745	$118,260	$34,705	$913,710
December 31, 2022	749,293	89,048	81,113	919,454
December 31, 2021	764,659	16,311	80,340	861,310
Net (loss) income
Years ended:
December 31, 2023	$(612,884)	$6,101	$7,446	$(599,337)
December 31, 2022	(128,615)	(3,668)	55,980	(76,303)
December 31, 2021	413,401	(1,008)	68,239	480,632
Total assets
As of:
December 31, 2023	$8,716,738	$464,799	$349,644	$9,531,181
December 31, 2022	11,265,789	461,629	628,376	12,355,794
We allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because that segment does not have dedicated personnel and the use of personnel and resources is dependent on transaction volume between the three segments, which varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. SUMMIT segment incurs its own marketing, general and administrative expenses for its dedicated personnel, which are included in SUMMIT Operator expenses in the consolidated statements of operations. For the years ended, December 31, 2023, 2022, and 2021 marketing, general and administrative expenses totaled $111.4 million, $93.8 million, and $94.9 million respectively. All other expenses, except interest and SUMMIT operator expenses, relate entirely to the real estate assets.
There were no transactions between the above three segments other than the SUMMIT lease with our One Vanderbilt Avenue joint venture, which is part of the real estate segment. See Note 10, "Related Party Transactions."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition (1)		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (2)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements (3)	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave	$277,238	$—	$333,499	$—	$242,766	$—	$576,265	$576,265	$227,258	1927	3/1998	Various
711 Third Avenue	—	19,844	115,769	—	72,821	19,844	188,590	208,434	91,897	1955	5/1998	Various
555 W. 57th Street	—	18,846	140,946	—	12,521	18,846	153,467	172,313	98,508	1971	1/1999	Various
461 Fifth Avenue	—	—	88,276	28,873	12,680	28,873	100,956	129,829	45,700	1988	10/2003	Various
750 Third Avenue	—	51,093	251,523	—	83,936	51,093	335,459	386,552	112,937	1958	7/2004	Various
485 Lexington Avenue	450,000	78,282	452,631	—	(15,086)	78,282	437,545	515,827	201,735	1956	12/2004	Various
810 Seventh Avenue	—	114,077	550,819	—	5,406	114,077	556,225	670,302	238,462	1970	1/2007	Various
1185 Avenue of the Americas	—	—	791,106	—	139,416	—	930,522	930,522	404,093	1969	1/2007	Various
1350 Avenue of the Americas	—	90,941	431,517	—	14,566	90,941	446,083	537,024	196,985	1966	1/2007	Various
1-6 Landmark Square (4)	100,000	27,852	161,343	(6,939)	(23,245)	20,913	138,098	159,011	46,789	1973-1984	1/2007	Various
7 Landmark Square (4)	—	1,721	8,417	(1,338)	(6,240)	383	2,177	2,560	695	2007	1/2007	Various
100 Church Street	370,000	34,994	183,932	—	11,060	34,994	194,992	229,986	78,305	1959	1/2010	Various
125 Park Avenue	—	120,900	270,598	—	23,312	120,900	293,910	414,810	129,990	1923	10/2010	Various
19 East 65th Street	—	8,603	2,074	—	3,345	8,603	5,419	14,022	7	1929	1/2012	Various
304 Park Avenue	—	54,489	90,643	—	9,096	54,489	99,739	154,228	33,134	1930	6/2012	Various
760 Madison Avenue	—	284,286	8,314	(2,450)	187,847	281,836	196,161	477,997	4,991	1996/2012	7/2014	Various
719 Seventh Avenue (5)(6)	50,000	41,180	46,232	—	(4,720)	41,180	41,512	82,692	5,986	1927	7/2014	Various
110 Greene Street	—	45,120	228,393	—	4,578	45,120	232,971	278,091	57,067	1910	7/2015	Various
7 Dey / 185 Broadway	190,148	45,540	27,865	—	207,635	45,540	235,500	281,040	12,200	1921	8/2015	Various
885 Third Avenue (7)	—	138,444	244,040	(138,444)	(125,747)	—	118,293	118,293	11,040	1986	7/2020	Various
690 Madison (6)	60,000	13,820	51,732	—	28	13,820	51,760	65,580	3,863	1879	9/2021	Various
Other (8)	—	20,635	16,224	2,302	611,561	22,937	627,785	650,722	33,669
Total	$1,497,386	$1,210,669	$4,495,893	$(117,996)	$1,467,536	$1,092,671	$5,963,429	$7,056,100	$2,035,311
(1)Includes depreciable real estate reserves and impairments recorded subsequent to acquisition.
(2)All properties located in New York, New York unless otherwise noted.
(3)Includes right of use lease assets.
(4)Property located in Connecticut.
(5)We own a 75.0% interest in this property.
(6)Property is included in the Company's alternative strategy portfolio.
(7)In December 2022, the Company sold 414,317 square feet of office leasehold condominium units at the property. The Company retained the remaining 218,796 square feet of the building.
(8)Other includes a land development project, tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2023
(in thousands)
The changes in real estate for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$9,198,799	$7,650,907	$7,355,079
Property acquisitions	—	1,900,042	124,103
Improvements	241,213	335,413	296,876
Retirements/disposals/deconsolidation	(2,383,912)	(687,563)	(125,151)
Balance at end of year	$7,056,100	$9,198,799	$7,650,907
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes as of December 31, 2023 was $4.4 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$2,039,554	$1,896,199	$1,956,077
Depreciation for year	199,576	175,465	174,219
Retirements/disposals/deconsolidation	(203,819)	(32,110)	(234,097)
Balance at end of year	$2,035,311	$2,039,554	$1,896,199

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Realty Corp.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Realty Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on Internal Control Over Financial Reporting
We have audited SL Green Operating Partnership, L.P.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SL Green Operating Partnership, L.P. (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Operating Partnership and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 23, 2024

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 29, 2024, or the 2024 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
The following table summarizes information, as of December 31, 2023, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	4,692,094	(2)	$103.52	(3)	4,139,076	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	4,692,094		$103.52		4,139,076
(1)Includes our Fifth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.
(2)Includes (i) 115,980 shares of common stock issuable upon the exercise of outstanding options (115,980 of which are vested and exercisable), (ii) 230,295 phantom stock units that may be settled in shares of common stock (230,295 of which are vested), (iii) 2,990,461 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (1,366,248 of which are vested).
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accountant fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

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

INDEX TO EXHIBITS

3.1	Articles of Restatement, incorporated by reference to the Company's Form 10-Q, dated July 11, 2014, filed with the SEC on August 11, 2014.
3.2	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to the Company’s Form 8-K, dated July 18, 2017, filed with the SEC on July 18, 2017.
3.3	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.4	Articles of Amendment to the Company’s Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.5	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.6	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.7	Fifth Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
3.8	First Amendment to Fifth Amended and Restated Bylaws of the Company, effective as of May 11, 2020, incorporated by reference to the Company's Form 8-K, dated May 11, 2020, filed with the SEC on May 13, 2020.
3.9	Articles Supplementary Electing that SL Green Realty Corp. be Subject to Maryland General Corporations Law Section 3-804(c), incorporated by reference to the Company's Form 8-K, dated September 16, 2009, filed with the SEC on September 16, 2009.
3.10	Articles Supplementary reclassifying 4,600,000 shares of 8.0% Series A Convertible Cumulative Preferred Stock, 1,300,000 shares of Series B Junior Participating Preferred Stock and 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock into authorized preferred stock without further designation, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.11	Articles Supplementary classifying and designating 9,200,000 shares of the Company's 6.50% Series I Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.12	First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.13	First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated May 14, 1998, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.14	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on July 31, 2002.
3.15	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
3.16	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
3.17	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.
3.18	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 31, 2012, incorporated by reference to the Company's Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.
3.19	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.
3.20	Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 10, 2012, incorporated by reference to the Company's Form 8-K, dated August 10, 2012, filed with the SEC on August 10, 2012.
3.21	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.22	Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.
3.23	Eighteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 25, 2015, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.
3.24	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.25	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.26	Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.27	Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.28	Twenty-Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 17, 2016, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
3.29	Twenty-Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of May 1, 2019, incorporated by reference to the Company's Form 8-K, dated as of May 3, 2019, filed with the SEC on May 3, 2019.
3.30	Twenty-Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 8, 2020, incorporated by reference to the Company's Form 8-K, dated as of January 14, 2020, filed with the SEC on January 14, 2020.
3.31	Twenty-Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of December 20, 2021, incorporated by reference to the Company's Form 8-K, dated as of December 20, 2021, filed with the SEC on December 22, 2021.
3.32	Twenty-Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 26, 2022, incorporated by reference to the Company's Form 8-K, dated as of October 26, 2022, filed with the SEC on October 28, 2022.
3.33	Thirtieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of April 20, 2023, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 5, 2023.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
4.2	Form of stock certificate evidencing the 6.50% Series I Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
4.3	Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.4	Junior Subordinated Indenture, dated as of June 30, 2005, between the Operating Partnership and JPMorgan Chase Bank, National Association, as Trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
4.5	Indenture, dated as of October 5, 2017, among the Operating Partnership and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company’s Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.6	Description of the registrant's securities registered pursuant to section 12 of the Securities and Exchange Act of 1934, filed herewith.
10.1	Amended and Restated Agreement of Limited Partnership of ROP, dated December 6, 1995, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.2	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of Wyoming Acquisition GP LLC, incorporated by reference to ROP's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

10.3	Form of Articles of Incorporation and Bylaws of S.L. Green Management Corp., incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.4	Form of Registration Rights Agreement between the Company and the persons named therein, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.5	Amended and Restated Trust Agreement among the Operating Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.6	SL Green Realty Corp. Fifth Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on April 21, 2022
10.7	Amended and Restated Non-Employee Directors' Deferral Program, dated December 13, 2017, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.8	Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.9	Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.
10.10	Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.11	Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 13, 2013.
10.12	Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.
10.13	Deferred Compensation Agreement (2014), dated as of November 8, 2013, between the Company and Andrew Mathias, incorporated by reference to the Company’s Form 8-K, dated November 8, 2013, filed with the SEC on November 8, 2013.
10.14	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.15	Letter Agreement, dated as of April 30, 2018, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated April 27, 2018, filed with the SEC on May 3, 2018.
10.16	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.17	Chairman Emeritus Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
10.18	Third Amended and Restated Credit Agreement, dated as of December 6, 2021, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as joint lead arrangers and joint bookrunners for the Revolving Credit Facility and Term Loan A Facility, BofA Securities, Inc. BMO Capital Markets Corp. and The Bank of New York Mellon, as joint lead arrangers for the Revolving Credit Facility and Term Loan A Facility, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term Loan A Facility, Deutsche Bank Securities Inc., TD Bank N.A., Bank of America, N.A., Bank of Montreal and The Bank of New York Mellon, as documentation agents for the Revolving Credit Facility and Term Loan A Facility, Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Term Loan B Facility, U.S. Bank National Association, as syndication agent for the Term Loan B Facility, Wells Fargo Bank, National Association, as sustainability agent, and the other lenders and agents a party thereto, incorporated by reference to the Company's Form 8-K, dated December 6, 2021, filed with the SEC on December 8, 2021.
10.19	Amended and Restated Employment and Noncompetition Agreement, dated as of March 2, 2023, by and between SL Green Realty Corp. and Matthew DiLiberto, incorporated by reference to the Company's Form 8-K, dated March 2, 2023, filed with the SEC on March 6, 2023.

10.20	Non-Renewal and Advisory Agreement, dated as of October 9, 2023, by and between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company's Form 8-K, dated October 9, 2023, filed with the SEC on October 10, 2023.
10.21	First Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of January 30, 2024, by and between SL Green Realty Corp. and Matthew DiLiberto, incorporated by reference to the Company's Form 8-K, dated January 30, 2024, filed with the SEC on February 2, 2024.
16.1	Letter of Ernst & Young LLP, dated November 29, 2023, to the Securities and Exchange Commission, incorporated by reference to the Company's Form 8-K, dated November 29, 2023, filed with the SEC on November 29, 2023.
21.1	Subsidiaries of SL Green Realty Corp., filed herewith.
21.2	Subsidiaries of SL Green Operating Partnership L.P., filed herewith.
23.1	Consent of Ernst & Young LLP for SL Green Realty Corp., filed herewith.
23.2	Consent of Ernst & Young LLP for SL Green Operating Partnership, L.P., filed herewith.
24.1	Power of Attorney for SL Green Realty Corp., included on the signature page of this Form 10-K.
24.2	Power of Attorney for SL Green Operating Partnership, L.P., included on the signature page of this Form 10-K.
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
97.1	Compensation Recovery Policy, filed herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements, detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 23, 2024		Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors, Chief Executive Officer and Interim President (Principal Executive Officer)	February 23, 2024
Marc Holliday

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2024
Matthew J. DiLiberto

/s/ Stephen L. Green	Director	February 23, 2024
Stephen L. Green

/s/ Andrew W. Mathias	Director	February 22, 2024
Andrew W. Mathias

/s/ John H. Alschuler Jr.	Director	February 23, 2024
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director	February 23, 2024
Edwin T. Burton, III

/s/ Craig M. Hatkoff	Director	February 23, 2024
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director	February 23, 2024
Betsy S. Atkins

/s/ Lauren B. Dillard	Director	February 23, 2024
Lauren B. Dillard

/s/ Carol Brown	Director	February 23, 2024
Carol Brown

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 23, 2024	By:	Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors, Chief Executive Officer and Interim President of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 23, 2024
Marc Holliday

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 23, 2024
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2024
Stephen L. Green

/s/ Andrew W. Mathias	Director of SL Green, the sole general partner of the Operating Partnership	February 22, 2024
Andrew W. Mathias

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2024
John H. Alschuler, Jr.

/s/ Edwin T. Burton, III	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2024
Edwin T. Burton, III

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2024
Craig M. Hatkoff

/s/ Betsy S. Atkins	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2024
Betsy S. Atkins

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2024
Lauren B. Dillard

/s/ Carol Brown	Director of SL Green, the sole general partner of the Operating Partnership	February 23, 2024
Carol Brown