Form 10-Q
period 2024-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2024-05-06
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
SL Green Realty Corp.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
SL Green Operating Partnership, L.P.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SL Green Realty Corp.    Yes ☐    No ☒            SL Green Operating Partnership, L.P.    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Trading Symbol(s)	Title of Each Class	Name of Each Exchange on Which Registered
SL Green Realty Corp.	SLG	Common Stock, $0.01 par value	New York Stock Exchange
SL Green Realty Corp.	SLG.PRI	6.500% Series I Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
As of May 2, 2024, 64,805,769 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of May 2, 2024, 306,110 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of March 31, 2024, the Company owns 93.62% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2024, noncontrolling investors held, in aggregate, a 6.38% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,150,681	$1,092,671
Building and improvements	3,729,884	3,655,624
Building leasehold and improvements	1,358,851	1,354,569
Right of use asset - operating leases	953,236	953,236
	7,192,652	7,056,100
Less: accumulated depreciation	(2,078,203)	(2,035,311)
	5,114,449	5,020,789
Assets held for sale	21,586	—
Cash and cash equivalents	196,035	221,823
Restricted cash	122,461	113,696
Investments in marketable securities	10,673	9,591
Tenant and other receivables	38,659	33,270
Related party receivables	12,229	12,168
Deferred rents receivable	267,969	264,653
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,623 and $1,630 and allowances of $13,520 and $13,520 in 2024 and 2023, respectively	352,347	346,745
Investments in unconsolidated joint ventures	2,984,786	2,983,313
Deferred costs, net	109,296	111,463
Other assets	533,802	413,670
Total assets (1)	$9,764,292	$9,531,181
Liabilities
Mortgages and other loans payable, net	$1,695,163	$1,491,319
Revolving credit facility, net	645,138	554,752
Unsecured term loans, net	1,245,382	1,244,881
Unsecured notes, net	99,820	99,795
Accrued interest payable	23,217	17,930
Other liabilities	437,302	471,401
Accounts payable and accrued expenses	101,495	153,164
Deferred revenue	157,756	134,053
Lease liability - financing leases	105,859	105,531
Lease liability - operating leases	823,594	827,692
Dividend and distributions payable	20,135	20,280
Security deposits	56,398	49,906
Liabilities related to assets held for sale	10,649	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,521,908	5,270,704

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
Commitments and contingencies
Noncontrolling interests in Operating Partnership	272,235	238,051
Preferred units	166,501	166,501

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2024 and December 31, 2023	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 65,866 and 65,786 issued and outstanding at March 31, 2024 and December 31, 2023, respectively (including 1,060 and 1,060 shares held in treasury at March 31, 2024 and December 31, 2023, respectively)	660	660
Additional paid-in-capital	3,831,130	3,826,452
Treasury stock at cost	(128,655)	(128,655)
Accumulated other comprehensive income	40,151	17,477
Retained deficit	(229,607)	(151,551)
Total SL Green stockholders' equity	3,735,611	3,786,315
Noncontrolling interests in other partnerships	68,037	69,610
Total equity	3,803,648	3,855,925
Total liabilities and equity	$9,764,292	$9,531,181

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $120.4 million and $41.2 million of land, $81.3 million and $40.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $5.7 million and $5.4 million of accumulated depreciation, $785.1 million and $676.9 million of other assets included in other line items, $254.3 million and $50.0 million of real estate debt, net, $2.7 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, and $332.5 million and $306.5 million of other liabilities included in other line items as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue, net	$141,504	$195,042
SUMMIT Operator revenue	25,604	19,771
Investment income	7,403	9,057
Other income	13,371	21,894
Total revenues	187,882	245,764
Expenses
Operating expenses, including related party expenses of $0 in 2024, and $1 in 2023	43,608	52,064
Real estate taxes	31,606	41,383
Operating lease rent	6,405	6,301
SUMMIT Operator expenses	21,858	20,688
Interest expense, net of interest income	31,173	41,653
Amortization of deferred financing costs	1,539	2,021
SUMMIT Operator tax (benefit) expense	(1,295)	1,267
Depreciation and amortization	48,584	78,782
Loan loss and other investment reserves, net of recoveries	—	6,890
Transaction related costs	16	884
Marketing, general and administrative	21,313	23,285
Total expenses	204,807	275,218

Equity in net income (loss) from unconsolidated joint ventures	111,160	(7,412)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	26,764	(79)
Purchase price and other fair value adjustments	(50,492)	239
Loss on sale of real estate, net	—	(1,651)
Depreciable real estate reserves and impairment	(52,118)	—
Income from continuing operations	18,389	(38,357)
Net income (loss)	18,389	(38,357)
Net loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(901)	2,337
Noncontrolling interests in other partnerships	1,294	1,625
Preferred units distributions	(1,903)	(1,598)
Net income (loss) attributable to SL Green	16,879	(35,993)
Perpetual preferred stock dividends	(3,738)	(3,738)
Net income (loss) attributable to SL Green common stockholders	$13,141	$(39,731)

Basic earnings (loss) per share	$0.20	$(0.63)
Diluted earnings (loss) per share	$0.20	$(0.63)

Basic weighted average common shares outstanding	64,328	64,079
Diluted weighted average common shares and common share equivalents outstanding	70,095	68,182

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$18,389	$(38,357)
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	23,214	(31,059)
Increase (decrease) in unrealized value of marketable securities	1,082	(968)
Other comprehensive income (loss)	24,296	(32,027)
Comprehensive income (loss)	42,685	(70,384)
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(1,510)	2,364
Other comprehensive (income) loss attributable to noncontrolling interests	(1,622)	1,851
Comprehensive income (loss) attributable to SL Green	$39,553	$(66,169)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2023	$221,932	64,726	$660	$3,826,452	$(128,655)	$17,477	$(151,551)	$69,610	$3,855,925
Net income							16,879	(1,294)	15,585
Acquisition of subsidiary interest								(5,674)	(5,674)
Other comprehensive income						22,674			22,674
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		2		77					77
Reallocation of noncontrolling interest in the Operating Partnership							(42,841)		(42,841)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		78		4,601					4,601
Consolidation of joint venture interest								6,678	6,678
Cash distributions to noncontrolling interests								(1,283)	(1,283)
Cash distributions declared ($0.750 per common share, none of which represented a return of capital for federal income tax purposes)							(48,356)		(48,356)
Balance at March 31, 2024	$221,932	64,806	$660	$3,831,130	$(128,655)	$40,151	$(229,607)	$68,037	$3,803,648

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2022	$221,932	64,380	$656	$3,790,358	$(128,655)	$49,604	$651,138	$61,889	$4,646,922
Net loss							(35,993)	(1,625)	(37,618)
Other comprehensive loss						(30,176)			(30,176)
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		5		184					184
Reallocation of noncontrolling interest in the Operating Partnership							(10,147)		(10,147)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(12)		7,559					7,559
Contributions to consolidated joint venture interests								8,560	8,560
Cash distributions to noncontrolling interests								(136)	(136)
Cash distributions declared ($0.812 per common share, none of which represented a return of capital for federal income tax purposes)							(52,236)		(52,236)
Balance at March 31, 2023	$221,932	64,373	$656	$3,798,101	$(128,655)	$19,428	$549,024	$68,688	$4,529,174

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$18,389	$(38,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,123	80,803
Equity in net (income) loss from unconsolidated joint ventures	(111,160)	7,412
Distributions of cumulative earnings from unconsolidated joint ventures	68	258
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(26,764)	79
Purchase price and other fair value adjustments	50,492	(239)
Depreciable real estate reserves and impairment	52,118	—
Loss on sale of real estate, net	—	1,651
Loan loss reserves and other investment reserves, net of recoveries	—	6,890
Deferred rents receivable	(3,721)	(7,431)
Non-cash lease expense	5,003	5,261
Other non-cash adjustments	11,166	(3,271)
Changes in operating assets and liabilities:
Tenant and other receivables	(3,174)	(969)
Related party receivables	245	577
Deferred lease costs	(3,735)	(3,911)
Other assets	(12,644)	(11,394)
Accounts payable, accrued expenses, other liabilities and security deposits	(50,003)	4,656
Deferred revenue	3,017	2,450
Lease liability - operating leases	(4,097)	(2,116)
Net cash (used in) provided by operating activities	(24,677)	42,349
Investing Activities
Additions to land, buildings and improvements	(55,316)	(61,918)
Acquisition deposits and deferred purchase price	(12,817)	—
Investments in unconsolidated joint ventures	(23,830)	(22,985)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	71,545	41,812
Net proceeds from disposition of real estate/joint venture interest	26,420	—
Other investments	(2,770)	(17,700)
Origination of debt and preferred equity investments	(6,945)	(5,578)
Net cash used in investing activities	(3,713)	(66,369)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Financing Activities
Proceeds from mortgages and other loans payable	493	—
Repayments of mortgages and other loans payable	(1,501)	(1,473)
Proceeds from revolving credit facility, term loans and unsecured notes	130,000	143,000
Repayments of revolving credit facility, term loans and unsecured notes	(40,000)	(78,000)
Proceeds from stock options exercised and DRSPP issuance	77	184
Redemption of OP units	(18,608)	(5,220)
Distributions to noncontrolling interests in other partnerships	(1,283)	(136)
Contributions from noncontrolling interests in other partnerships	—	426
Distributions to noncontrolling interests in the Operating Partnership	(3,609)	(3,822)
Dividends paid on common and preferred stock	(54,142)	(57,373)
Deferred loan costs	(60)	(358)
Net cash provided by (used in) financing activities	11,367	(2,772)
Net decrease in cash, cash equivalents, and restricted cash	(17,023)	(26,792)
Cash, cash equivalents, and restricted cash at beginning of year	335,519	384,054
Cash, cash equivalents, and restricted cash at end of period	$318,496	$357,262

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$42,841	$10,147
Consolidation of a subsidiary	6,678	—
Consolidation of mortgage loan payable	205,000	—
Acquisition of subsidiary interest from noncontrolling interest	5,674	—
Contribution to consolidated joint venture interest	—	8,134
Removal of fully depreciated commercial real estate properties	3,354	4,247
Share repurchase or redemption payable	5,012	—
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$196,035	$158,937
Restricted cash	122,461	198,325
Total cash, cash equivalents, and restricted cash	$318,496	$357,262
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,150,681	$1,092,671
Building and improvements	3,729,884	3,655,624
Building leasehold and improvements	1,358,851	1,354,569
Right of use asset - operating leases	953,236	953,236
	7,192,652	7,056,100
Less: accumulated depreciation	(2,078,203)	(2,035,311)
	5,114,449	5,020,789
Assets held for sale	21,586	—
Cash and cash equivalents	196,035	221,823
Restricted cash	122,461	113,696
Investments in marketable securities	10,673	9,591
Tenant and other receivables	38,659	33,270
Related party receivables	12,229	12,168
Deferred rents receivable	267,969	264,653
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,623 and $1,630 and allowances of $13,520 and $13,520 in 2024 and 2023, respectively	352,347	346,745
Investments in unconsolidated joint ventures	2,984,786	2,983,313
Deferred costs, net	109,296	111,463
Other assets	533,802	413,670
Total assets (1)	$9,764,292	$9,531,181
Liabilities
Mortgages and other loans payable, net	$1,695,163	$1,491,319
Revolving credit facility, net	645,138	554,752
Unsecured term loans, net	1,245,382	1,244,881
Unsecured notes, net	99,820	99,795
Accrued interest payable	23,217	17,930
Other liabilities	437,302	471,401
Accounts payable and accrued expenses	101,495	153,164
Deferred revenue	157,756	134,053
Lease liability - financing leases	105,859	105,531
Lease liability - operating leases	823,594	827,692
Dividend and distributions payable	20,135	20,280
Security deposits	56,398	49,906
Liabilities related to assets held for sale	10,649	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,521,908	5,270,704
Commitments and contingencies
Limited partner interests in SLGOP (4,417 and 3,949 limited partner common units outstanding at March 31, 2024 and December 31, 2023, respectively)	272,235	238,051
Preferred units	166,501	166,501

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2024 and December 31, 2023	221,932	221,932
SL Green partners' capital (692 and 687 general partner common units and 64,114 and 64,039 limited partner common units outstanding at March 31, 2024 and December 31, 2023, respectively)	3,473,528	3,546,906
Accumulated other comprehensive income	40,151	17,477
Total SLGOP partners' capital	3,735,611	3,786,315
Noncontrolling interests in other partnerships	68,037	69,610
Total capital	3,803,648	3,855,925
Total liabilities and capital	$9,764,292	$9,531,181

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $120.4 million and $41.2 million of land, $81.3 million and $40.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $5.7 million and $5.4 million of accumulated depreciation, $785.1 million and $676.9 million of other assets included in other line items, $254.3 million and $50.0 million of real estate debt, net, $2.7 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, and $332.5 million and $306.5 million of other liabilities included in other line items as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue, net	$141,504	$195,042
SUMMIT Operator revenue	25,604	19,771
Investment income	7,403	9,057
Other income	13,371	21,894
Total revenues	187,882	245,764
Expenses
Operating expenses, including related party expenses of $0 in 2024, and $1 in 2023	43,608	52,064
Real estate taxes	31,606	41,383
Operating lease rent	6,405	6,301
SUMMIT Operator expenses	21,858	20,688
Interest expense, net of interest income	31,173	41,653
Amortization of deferred financing costs	1,539	2,021
SUMMIT Operator tax expense	(1,295)	1,267
Depreciation and amortization	48,584	78,782
Loan loss and other investment reserves, net of recoveries	—	6,890
Transaction related costs	16	884
Marketing, general and administrative	21,313	23,285
Total expenses	204,807	275,218

Equity in net income (loss) from unconsolidated joint ventures	111,160	(7,412)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	26,764	(79)
Purchase price and other fair value adjustments	(50,492)	239
Loss on sale of real estate, net	—	(1,651)
Depreciable real estate reserves and impairment	(52,118)	—
Net income (loss)	18,389	(38,357)
Net loss attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	1,294	1,625
Preferred units distributions	(1,903)	(1,598)
Net income (loss) attributable to SLGOP	17,780	(38,330)
Perpetual preferred unit dividends	(3,738)	(3,738)
Net income (loss) attributable to SLGOP common unitholders	$14,042	$(42,068)

Basic earnings (loss) per unit	$0.20	$(0.63)
Diluted earnings (loss) per unit	$0.20	$(0.63)

Basic weighted average common units outstanding	68,767	68,182
Diluted weighted average common units and common unit equivalents outstanding	70,095	68,182

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$18,389	$(38,357)
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	23,214	(31,059)
Increase (decrease) in unrealized value of marketable securities	1,082	(968)
Other comprehensive income (loss)	24,296	(32,027)
Comprehensive income (loss)	42,685	(70,384)
Net loss attributable to noncontrolling interests	1,294	1,625
Other comprehensive (income) loss attributable to noncontrolling interests	(1,622)	1,851
Comprehensive income (loss) attributable to SLGOP	$42,357	$(66,908)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2023	$221,932	64,726	$3,546,906	$17,477	$69,610	$3,855,925
Net income			16,879		(1,294)	15,585
Acquisition of subsidiary interest			—		(5,674)	(5,674)
Other comprehensive income				22,674		22,674
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		2	77			77
Reallocation of noncontrolling interests in the Operating Partnership			(42,841)			(42,841)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		78	4,601			4,601
Consolidation of joint venture interest					6,678	6,678
Cash distributions to noncontrolling interests					(1,283)	(1,283)
Cash distributions declared ($0.750 per common unit, none of which represented a return of capital for federal income tax purposes)			(48,356)			(48,356)
Balance at March 31, 2024	$221,932	64,806	$3,473,528	$40,151	$68,037	$3,803,648

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2022	$221,932	64,380	$4,313,497	$49,604	$61,889	$4,646,922
Net loss			(35,993)		(1,625)	(37,618)
Other comprehensive loss				(30,176)		(30,176)
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		5	184			184
Reallocation of noncontrolling interests in the operating partnership			(10,147)			(10,147)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(12)	7,559			7,559
Contributions to consolidated joint venture interests					8,560	8,560
Cash distributions to noncontrolling interests					(136)	(136)
Cash distributions declared ($0.812 per common unit, none of which represented a return of capital for federal income tax purposes)			(52,236)			(52,236)
Balance at March 31, 2023	$221,932	64,373	$4,219,126	$19,428	$68,688	$4,529,174

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$18,389	$(38,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,123	80,803
Equity in net (income) loss from unconsolidated joint ventures	(111,160)	7,412
Distributions of cumulative earnings from unconsolidated joint ventures	68	258
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(26,764)	79
Purchase price and other fair value adjustments	50,492	(239)
Depreciable real estate reserves and impairment	52,118	—
Loss on sale of real estate, net	—	1,651
Loan loss reserves and other investment reserves, net of recoveries	—	6,890
Deferred rents receivable	(3,721)	(7,431)
Non-cash lease expense	5,003	5,261
Other non-cash adjustments	11,166	(3,271)
Changes in operating assets and liabilities:
Tenant and other receivables	(3,174)	(969)
Related party receivables	245	577
Deferred lease costs	(3,735)	(3,911)
Other assets	(12,644)	(11,394)
Accounts payable, accrued expenses, other liabilities and security deposits	(50,003)	4,656
Deferred revenue	3,017	2,450
Lease liability - operating leases	(4,097)	(2,116)
Net cash (used in) provided by operating activities	(24,677)	42,349
Investing Activities
Additions to land, buildings and improvements	(55,316)	(61,918)
Acquisition deposits and deferred purchase price	(12,817)	—
Investments in unconsolidated joint ventures	(23,830)	(22,985)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	71,545	41,812
Net proceeds from disposition of real estate/joint venture interest	26,420	—
Other investments	(2,770)	(17,700)
Origination of debt and preferred equity investments	(6,945)	(5,578)
Net cash used in investing activities	(3,713)	(66,369)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Financing Activities
Proceeds from mortgages and other loans payable	493	—
Repayments of mortgages and other loans payable	(1,501)	(1,473)
Proceeds from revolving credit facility, term loans and unsecured notes	130,000	143,000
Repayments of revolving credit facility, term loans and unsecured notes	(40,000)	(78,000)
Proceeds from stock options exercised and DRSPP issuance	77	184
Redemption of OP units	(18,608)	(5,220)
Distributions to noncontrolling interests in other partnerships	(1,283)	(136)
Contributions from noncontrolling interests in other partnerships	—	426
Distributions paid on common and preferred units	(57,751)	(61,195)
Deferred loan costs	(60)	(358)
Net cash provided by (used in) financing activities	11,367	(2,772)
Net decrease in cash, cash equivalents, and restricted cash	(17,023)	(26,792)
Cash, cash equivalents, and restricted cash at beginning of year	335,519	384,054
Cash, cash equivalents, and restricted cash at end of period	$318,496	$357,262

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$42,841	$10,147
Consolidation of a subsidiary	6,678	—
Consolidation of mortgage loan payable	205,000	—
Acquisition of subsidiary interest from noncontrolling interest	5,674	—
Contribution to consolidated joint venture interest	—	8,134
Removal of fully depreciated commercial real estate properties	3,354	4,247
Share repurchase or redemption payable	5,012	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$196,035	$158,937
Restricted cash	122,461	198,325
Total cash, cash equivalents, and restricted cash	$318,496	$357,262
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2024
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2024, noncontrolling investors held, in the aggregate, a 6.38% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On March 31, 2024, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office	14		8,753,441	10	13,009,149	24	21,762,590	88.6%
	Retail	1		22,648	1	12,946	2	35,594	100.0%
	Development/Redevelopment	2	(2)	880,771	2	1,959,426	4	2,840,197	N/A
		17		9,656,860	13	14,981,521	30	24,638,381	88.6%
Suburban	Office	7		862,800	—	—	7	862,800	73.8%
Total commercial properties		24		10,519,660	13	14,981,521	37	25,501,181	88.0%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.6%
Total core portfolio		25		10,660,042	14	15,203,405	39	25,863,447	88.2%

	Alternative Strategy Portfolio	2		17,888	8	3,694,956	10	3,712,844	66.1%
(1)The weighted average leased occupancy for commercial properties represents the total leased square footage divided by the total square footage at acquisition.  The weighted average leased for residential properties represents the total leased units divided by the total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.
(2)As of March 31, 2024, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of March 31, 2024, we also managed one office building and one retail building owned by third parties encompassing approximately 0.4 million square feet (unaudited), and held debt and preferred equity investments with a book value of $352.3 million, excluding debt and preferred equity investments and other financing receivables totaling $4.8 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2024 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
Investment in Commercial Real Estate Properties
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 years to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 year to 15 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 year to 15 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. Origination costs are amortized as an expense over the remaining life of the lease and tenant improvements are amortized over the shorter of the remaining life of the lease or useful life of the improvement (or charged against earnings if the lease is terminated prior to its contractual expiration date). When allocating the purchase price of real estate, we assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
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
On a periodic basis, we assess whether there are any indications that the value of our real estate consolidated properties may be impaired or that their carrying value may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) and terminal value to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with Accounting Standards Codification, or ASC 820. We also evaluate our real estate consolidated properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded.
In April 2024, the Company entered into an agreement to sell the property at 719 Seventh Avenue for $30.5 million. The transaction is subject to customary conditions. As a result of the pending sale, the Company recorded a $46.3 million charge to reduce the carrying value of its investment to the contracted purchase price for the three months ended March 31, 2024, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations.
For the three months ended March 31, 2024, we recognized a reduction of rental revenue of ($0.1 million) for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the three months ended March 31, 2023, we recognized $8.2 million of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Identified intangible assets (included in other assets):
Gross amount	$273,010	$189,680
Accumulated amortization	(185,470)	(184,902)
Net	$87,540	$4,778
Identified intangible liabilities (included in deferred revenue):
Gross amount	$226,034	$205,394
Accumulated amortization	(202,178)	(202,089)
Net	$23,856	$3,305
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
Fair Value Measurements
See Note 16, "Fair Value Measurements."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of March 31, 2024, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326. We account for equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.
As of March 31, 2024 and December 31, 2023, we held the following marketable securities (in thousands):

	March 31, 2024	December 31, 2023
Commercial mortgage-backed securities	$10,673	$9,591
Total investment in marketable securities	$10,673	$9,591
The cost basis of the commercial mortgage-backed securities was $11.5 million as of March 31, 2024 and December 31, 2023. These securities mature at various times through 2030. As of March 31, 2024, one security was in an unrealized gain position of $0.1 million with a fair market value of $5.4 million, and one security was in an unrealized loss position of $0.9 million with a fair market value of $5.3 million and was in a continuous unrealized loss position for more than 12 months. All securities were in an unrealized loss position as of December 31, 2023 with an unrealized loss of $1.9 million, a fair market value of $9.6 million and were in a continuous unrealized loss position for more than 12 months. We do not intend to sell our other securities, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases.
We did not dispose of any debt marketable securities during the three months ended March 31, 2024 and 2023.
We held no equity marketable securities as of March 31, 2024 and December 31, 2023.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. Aside from charges noted in Note 6, "Investments in Unconsolidated Joint Ventures," we do not believe that the values of any of our equity investments were impaired at March 31, 2024.
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
March 31, 2024
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
March 31, 2024
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
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of March 31, 2024 and 2023 was $4.2 million and $3.2 million, respectively, and is included in Deferred revenue on the consolidated balance sheets.
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
March 31, 2024
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
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state and local corporate tax liability for these entities. During the three months ended March 31, 2024 and 2023, we recorded Federal, state and local tax provisions totaling $0.7 million and $0.8 million, respectively, for these entities.
SUMMIT is also held in a TRS and pays Federal, state and local taxes. During the quarter ended March 31, 2024, we recorded Federal, state and local tax benefit for SUMMIT of $1.3 million. During the quarter ended March 31, 2023, we recorded Federal, state and local tax expense for SUMMIT of $1.3 million.
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
March 31, 2024
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Paramount Global (formerly ViacomCBS Inc.), which accounted for 5.5% of our share of annualized cash rent as of March 31, 2024, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, for the three months ended March 31, 2024.
For the three months ended March 31, 2024, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended March 31, 2024
One Vanderbilt Avenue	16.7%
11 Madison Avenue	8.8%
420 Lexington Ave	7.2%
1515 Broadway	6.7%
1185 Avenue of the Americas	6.0%
245 Park Avenue	5.6%
280 Park Avenue	5.0%
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
As of December 31, 2023, SUMMIT met the criteria of a reportable operating segment pursuant to the guidance in ASC 280. Accordingly, we reclassified SUMMIT Operator revenue, SUMMIT Operator expenses, and SUMMIT Operator tax expense to separate financial statement line items in our consolidated statements of operations. These items were previously presented on a net basis in Other income. Additionally, the depreciation and amortization of SUMMIT assets are included in Depreciation and amortization in our consolidated statements of operations. Prior period balances have been reclassified to conform to the current period presentation.
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
March 31, 2024
(unaudited)
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
3. Property Acquisitions and Consolidations
Property Acquisitions
During the three months ended March 31, 2024, we did not acquire any properties from a third party.
Property Consolidations
The following table summarizes the properties consolidated during the three months ended March 31, 2024:

Property	Consolidation Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
10 East 53rd Street (1)	March 2024	Fee Interest	354,300	$236.0

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
(1)In March 2024, the Company entered into an agreement to acquire its partner's 45.0% interest in the joint venture for cash consideration of $7.2 million, which is net of all outstanding debt obligations at contract signing. As a result of the contract terms, it was concluded that the joint venture is a VIE in which the Company is the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a fair value adjustment of ($55.7 million), which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. Prior to March 2024, the investment was accounted for under the equity method. See Note 16, "Fair Value Measurements."
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of March 31, 2024, Palisades Premier Conference Center was classified as held for sale as we entered into an agreement to sell the property for $26.3 million. The sale is expected to close in the second quarter of 2024.
Property Dispositions
During the three months ended March 31, 2024, we did not dispose of any properties.
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the three months ended March 31, 2024 and the twelve months ended December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Balance at beginning of year (1)	$346,745	$623,280
Debt investment originations/fundings/accretion (2)	3,487	72,160
Preferred equity investment originations/accretion (2)	2,115	8,142
Redemptions/sales/syndications/equity ownership/amortization	—	(349,947)
Net change in loan loss reserves	—	(6,890)
Balance at end of period (1) (3)	$352,347	$346,745
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
Below is a summary of our debt and preferred equity investments as of March 31, 2024 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value		Senior Financing	Maturity (2)
Type	Carrying Value	Face Value	Interest Rate (1)	Carrying Value	Face Value	Interest Rate
Mezzanine Debt	$172,232	$172,391	S + 4.95% - 12.38%	$50,000	$50,000	8.00% - 8.40%	$222,232	(3)	$1,084,257	2024 - 2029
Preferred Equity	—	—	—	130,115	130,115	6.5%	130,115		250,000	2027
Balance at end of period	$172,232	$172,391		$180,115	$180,115		$352,347		$1,334,257
(1)Floating interest rates are presented with the stated spread over Term SOFR ("S").
(2)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
(3)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
The following table is a roll forward of our total allowance for loan losses for the three months ended March 31, 2024 and the twelve months ended December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Balance at beginning of year	$13,520	$6,630
Current period provision for loan loss	—	6,890
Balance at end of period (1)	$13,520	$13,520
(1)As of March 31, 2024, all debt and preferred equity investments on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $49.8 million, which is included in the Company's alternative strategy portfolio.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
As of March 31, 2024, two investments that are in the Company's alternative strategy portfolio and have a total carrying value, net of reserves, of $49.8 million were not performing in accordance with their respective terms. As of December 31, 2023, the same two investments with a total carrying value, net of reserves, of $49.8 million were not performing in accordance with their respective terms. This is further discussed in the Debt Investments and Preferred Equity Investments tables below.
No other financing receivables were 90 days past due as of March 31, 2024 and December 31, 2023.
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of March 31, 2024 and December 31, 2023 (dollars in thousands):

Risk Rating	March 31, 2024	December 31, 2023
1 - Low Risk Assets - Low probability of loss	$214,740	$210,333
2 - Watch List Assets - Higher potential for loss (1)	137,607	136,412
3 - High Risk Assets - Loss more likely than not	—	—
	$352,347	$346,745
(1)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of March 31, 2024 (dollars in thousands):

	As of March 31, 2024
Risk Rating	2024 (1)	2023 (1)	2022 (1)	Prior (1)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$214,740		$214,740
2 - Watch List Assets - Higher potential for loss	—	—	—	137,607	(2)	137,607
3 - High Risk Assets - Loss more likely than not	—	—	—	—		—
	$—	$—	$—	$352,347		$352,347
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
We have determined that we have one portfolio segment of financing receivables as of March 31, 2024 and December 31, 2023 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $5.8 million and $8.8 million as of March 31, 2024 and December 31, 2023, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the three months ended March 31, 2024 and 2023. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
Debt Investments
    As of March 31, 2024 and December 31, 2023, we held the following debt investments with an aggregate weighted average current yield of 8.72% as of March 31, 2024 (dollars in thousands):

Loan Type	March 31, 2024 Future Funding Obligations	March 31, 2024 Senior Financing	March 31, 2024 Carrying Value (1)	December 31, 2023 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3) (4) (6)	$—	$105,000	$13,366	$13,366	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Total fixed rate	$—	$285,000	$63,366	$63,366
Floating Rate Investments:
Mezzanine Loan (5) (6)	$—	$275,000	$50,000	$50,000	April 2023
Mezzanine Loan	3,761	54,000	8,243	8,243	May 2024
Mezzanine Loan	370	284,173	64,624	62,333	May 2024
Mezzanine Loan	9,565	186,084	49,519	48,323	January 2026
Total floating rate	$13,696	$799,257	$172,386	$168,899
Allowance for loan loss	$—	$—	$(13,520)	$(13,520)
Total	$13,696	$1,084,257	$222,232	$218,745
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
(4)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of March 31, 2024. No investment income has been recognized subsequent to it being put on non-accrual. In the first quarter of 2023, the Company fully reserved the balance of the investment. Additionally, we determined the borrower entity to be a VIE, in which we are not the primary beneficiary.
(5)This loan went into default and was put on non-accrual in January 2023 and remains on non-accrual as of March 31, 2024. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower with respect to the loan.
(6)Included in the Company's alternative strategy portfolio.

Preferred Equity Investments
As of March 31, 2024 and December 31, 2023, we held the following preferred equity investment with an aggregate weighted average current yield of 6.55% as of March 31, 2024 (dollars in thousands):

Type	March 31, 2024 Future Funding Obligations	March 31, 2024 Senior Financing	March 31, 2024 Carrying Value (1)	December 31, 2023 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$250,000	$130,115	$128,000	February 2027
Allowance for loan loss	$—	$—	$—	$—
Total	$—	$250,000	$130,115	$128,000
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2024, the book value of these investments was $3.0 billion, net of investments with negative book values totaling $144.6 million for which we have an implicit commitment to fund future capital needs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
As of March 31, 2024 and December 31, 2023, 800 Third Avenue and 625 Madison Avenue are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $407.5 million and $437.9 million as of March 31, 2024 and December 31, 2023, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of March 31, 2024:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street (2)	Private Investor / Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2) (3)	Wharton Properties	50.00%	50.00%	57,718
650 Fifth Avenue (2) (4)	Wharton Properties	50.00%	50.00%	69,214
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea / Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza (2)	RXR Realty / New York REIT	24.95%	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square (2) (5)	Israeli Institutional Investor	95.00%	95.00%	369,000
115 Spring Street (2)	Private Investor	51.00%	51.00%	5,218
15 Beekman (6)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.27%	36.27%	12,946
One Madison Avenue (7)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	51.00%	1,135,000
450 Park Avenue (8)	Korean Institutional Investor / Israeli Institutional Investor	50.10%	25.10%	337,000
5 Times Square (2)	RXR Realty led investment group	31.55%	31.55%	1,131,735
245 Park Avenue (9)	U.S. Affiliate of Mori Trust Co., Ltd	50.10%	50.10%	1,782,793
625 Madison Avenue (10)	Private Investor	90.43%	90.43%	563,000
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of March 31, 2024. Changes in ownership or economic interests within the current year are disclosed in the notes below.
(2)Included in the Company's alternative strategy portfolio.
(3)The joint venture owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.
(4)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(5)In January 2024, the Company closed on the acquisition of interests in the joint venture that owns the leasehold interest for no consideration, which increases the Company's interest in the joint venture to 95.0%.
(6)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(7)In 2021, the Company admitted an additional partner to the development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at March 31, 2024 and December 31, 2023.
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
(9)In June 2023, the Company sold a 49.9% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of the 50.1% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of ($17.0 million) during the year ended December 31, 2023. The fair value of our investment was determined by the terms of the joint venture agreement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
(10)In September 2023, following a UCC foreclosure, the Company converted its previous mezzanine debt investments in the fee interest to a 90.43% ownership interest. In December 2023, together with its joint venture partner, the Company entered into a contract to sell the fee ownership in the property. In connection with this contract, the Company recorded a charge of $23.1 million for the year ended December 31, 2023. As of March 31, 2024, the transaction has not closed and the Company recorded an additional charge of $5.9 million for capital contributions required during the quarter, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations. This transaction is expected to close in the second quarter of 2024.
Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the three months ended March 31, 2024:

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in millions)	Gain on Sale (in millions) (1)
717 Fifth Avenue	10.92%	January 2024	$963.0	$26.9
(1)Represents the Company's share of the gain.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases, we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of March 31, 2024 and December 31, 2023, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)

						Principal Outstanding		Principal Outstanding
	Economic	Current Maturity	Final Maturity	Interest		March 31, 2024		December 31, 2023
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:
220 East 42nd Street	51.00%	June 2024	June 2025		5.86%	$505,412	$257,760	$505,412	$257,760
650 Fifth Avenue (4)	50.00%	July 2024	July 2024		5.45%	65,000	32,500	65,000	32,500
5 Times Square (4)	31.55%	September 2024	September 2026		7.18%	514,897	162,450	477,783	150,740
1515 Broadway	56.87%	March 2025	March 2025		3.93%	756,777	430,371	762,002	433,344
115 Spring Street (4)	51.00%	March 2025	March 2025		5.50%	65,550	33,431	65,550	33,431
450 Park Avenue	25.10%	June 2025	June 2027		6.10%	273,616	68,678	271,394	68,120
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	840,000	1,400,000	840,000
One Madison Avenue (5)	25.50%	November 2025	November 2026		3.59%	769,105	196,122	733,103	186,941
15 Beekman	20.00%	January 2026	January 2028		5.99%	120,000	24,000	—	—
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	107,120	177,000	107,120
919 Third Avenue	51.00%	April 2026	April 2028		6.11%	500,000	255,000	500,000	255,000
625 Madison Avenue (6)	90.43%	December 2026	December 2026		5.07%	201,570	182,280	199,987	180,848
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	885,768	1,768,000	885,768
Worldwide Plaza (4)	24.95%	November 2027	November 2027		3.98%	1,200,000	299,400	1,200,000	299,400
One Vanderbilt Avenue	71.01%	July 2031	July 2031		2.95%	3,000,000	2,130,300	3,000,000	2,130,300
10 East 53rd Street						—	—	220,000	121,000
717 Fifth Avenue						—	—	655,328	71,536
Total fixed rate debt						$11,316,927	$5,905,180	$12,000,559	$6,053,808
Floating Rate Debt:
11 West 34th Street (4)	30.00%	February 2023 (7)	February 2023 (7)	L+	1.45%	$23,000	$6,900	$23,000	$6,900
1552 Broadway (4)	50.00%	February 2024 (8)	February 2024 (8)	S+	2.75%	193,132	96,566	193,133	96,567
100 Park Avenue	49.90%	May 2024 (9)	December 2025 (10)	S+	2.36%	360,000	179,640	360,000	179,640
650 Fifth Avenue (4)	50.00%	July 2024	July 2024	S+	2.25%	210,000	105,000	210,000	105,000
5 Times Square (4)	31.55%	September 2024	September 2026	S+	5.61%	615,094	194,062	610,010	192,458
280 Park Avenue (11)	50.00%	September 2024	September 2024	S+	2.03%	1,200,000	600,000	1,200,000	600,000
2 Herald Square						—	—	182,500	93,075
15 Beekman						—	—	124,137	24,827
Total floating rate debt						$2,601,226	$1,182,168	$2,902,780	$1,298,467
Total joint venture mortgages and other loans payable						$13,918,153	$7,087,348	$14,903,339	$7,352,275
Deferred financing costs, net						(93,904)	(50,598)	(104,062)	(54,865)
Total joint venture mortgages and other loans payable, net						$13,824,249	$7,036,750	$14,799,277	$7,297,410
(1)Economic interest represents the Company's interests in the joint venture as of March 31, 2024. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain conditions, including meeting tests based on the operating performance of the property.
(3)Interest rates as of March 31, 2024, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term SOFR ("S").
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
(6)Represents $170.5 million of loan principal and $31.1 million of accrued interest.
(7)The Company's joint venture partner is in discussions with the lender on resoluteness, given that the loan is past maturity.
(8)The Company is in discussions with the lender on resoluteness, given that the loan is past maturity.
(9)In April 2024, together with its joint venture partner, the Company exercised an extension option through December 2024.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
(10)As-of-right extension.
(11)In April 2024, together with our joint venture partner, closed on a modification and extension of the $1.075 billion securitized mortgage loan. The modification extended the maturity date to September 2026, with the partnership's option to extend to a fully extended maturity date of September 2028. The interest rate was maintained at 1.78% over Term SOFR, which the Company fixed at 5.91% for its share of the debt through the fully extended maturity date. The partnership separately modified and extended the $125.0 million mezzanine loan and subsequently repaid the loan for $62.5 million.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $4.9 million and $4.9 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2024 and 2023, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets (1)
Commercial real estate property, net	$18,024,642	$18,467,340
Cash and restricted cash	608,462	656,038
Tenant and other receivables, related party receivables, and deferred rents receivable	634,813	673,532
Other assets	2,538,878	2,584,765
Total assets	$21,806,795	$22,381,675
Liabilities and equity (1)
Mortgages and other loans payable, net	$13,824,249	$14,799,277
Deferred revenue	1,070,740	1,108,180
Lease liabilities	987,299	990,276
Other liabilities	430,533	447,705
Equity	5,493,974	5,036,237
Total liabilities and equity	$21,806,795	$22,381,675
Company's investments in unconsolidated joint ventures	$2,984,786	$2,983,313
(1)At March 31, 2024, $548.2 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2024 and 2023, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Total revenues	$365,339	$389,452
Operating expenses	65,750	61,968
Real estate taxes	75,632	65,740
Operating lease rent	9,025	7,181
Interest expense, net of interest income	149,854	129,477
Amortization of deferred financing costs	6,072	7,045
Depreciation and amortization	134,178	125,266
Total expenses	440,511	396,677
Gain on early extinguishment of debt	172,519	—
Net income (loss) before loss on sale	$97,347	$(7,225)
Company's equity in net income (loss) from unconsolidated joint ventures	$111,160	$(7,412)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
7. Deferred Costs
Deferred costs as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Deferred leasing costs	$402,025	$399,224
Less: accumulated amortization	(292,729)	(287,761)
Deferred costs, net	$109,296	$111,463
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of March 31, 2024 and December 31, 2023, respectively, were as follows (dollars in thousands):

Property	Maturity Date	Final Maturity Date (1)	Interest Rate (2)		March 31, 2024	December 31, 2023
Fixed Rate Debt:

420 Lexington Avenue	October 2024	October 2040		3.99%	$275,737	$277,238
10 East 53rd Street	May 2025	May 2028 (3)		5.45%	205,000	—
100 Church Street	June 2025	June 2027		5.89%	370,000	370,000
7 Dey / 185 Broadway	November 2025	November 2026 (3)		6.65%	190,148	190,148
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
Total fixed rate debt					$1,590,885	$1,387,386
Floating Rate Debt:
690 Madison Avenue (4)	July 2024	July 2025	S+	0.50%	$60,493	$60,000
719 Seventh Avenue (4)(5)	December 2024	December 2024	S+	1.31%	50,000	50,000
Total floating rate debt					$110,493	$110,000
Total mortgages and other loans payable					$1,701,378	$1,497,386
Deferred financing costs, net of amortization					(6,215)	(6,067)
Total mortgages and other loans payable, net					$1,695,163	$1,491,319
(1)Reflects exercise of all available options. The ability to exercise extension options may be subject to certain tests based on the operating performance of the property.
(2)Interest rate as of March 31, 2024, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term SOFR ("S"), unless otherwise specified.
(3)As-of-right extension.
(4)Included in the Company's alternative strategy portfolio.
(5)In April 2024, the Company entered into an agreement to sell 719 Seventh Avenue. In connection with the sale, the Company will repay the existing $50.0 million mortgage for $32.0 million.
As of March 31, 2024 and December 31, 2023, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $2.0 billion and $1.9 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of March 31, 2024, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2024, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of March 31, 2024, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2024, the facility fee was 30 basis points.
As of March 31, 2024, we had no outstanding letters of credit, $650.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $600.0 million under the 2021 credit facility. As of March 31, 2024 and December 31, 2023, the revolving credit facility had a carrying value of $645.1 million and $554.8 million, respectively, net of deferred financing costs. As of March 31, 2024 and December 31, 2023, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2024 and December 31, 2023, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2024 Unpaid Principal Balance	March 31, 2024 Accreted Balance	December 31, 2023 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
	$100,000	$100,000	$100,000
Deferred financing costs, net	—	(180)	(205)
	$100,000	$99,820	$99,795
(1)Interest rate as of March 31, 2024.
(2)Issued by the Company and the Operating Partnership as co-obligors in a private placement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2024 and December 31, 2023, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2024, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2024	$2,987	$383,243	$—	$200,000	$—	$—	$586,230	$1,488,241
2025	—	370,000	—	—	—	100,000	470,000	1,739,239
2026	—	190,148	—	—	—	—	190,148	544,400
2027	—	550,000	650,000	1,050,000	—	—	2,250,000	1,185,168
2028	—	205,000	—	—	—	—	205,000	—
Thereafter	—	—	—	—	100,000	—	100,000	2,130,300
	$2,987	$1,698,391	$650,000	$1,250,000	$100,000	$100,000	$3,801,378	$7,087,348
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense before capitalized interest	$48,869	$64,843
Interest on financing leases	1,120	1,106
Capitalized interest	(17,949)	(25,464)
Amortization of discount on assumed debt	—	1,487
Interest income	(867)	(319)
Interest expense, net	$31,173	$41,653

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
10. Related Party Transactions
One Vanderbilt Avenue Investment
In December 2016, we entered into agreements with entities owned and controlled by our Chairman, Chief Executive Officer and Interim President, Marc Holliday, and our former President, Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project (inclusive of the property and SUMMIT One Vanderbilt) at the appraised fair market value for the interests acquired. This investment entitles these entities to receive a percentage of any profits realized by the Company from its One Vanderbilt project in excess of the Company's capital contributions, of approximately 1.27% and 0.85%, respectively, on account of the property and 1.92% and 1.28%, respectively, on account of SUMMIT One Vanderbilt. The entities had no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests had no value and these entities were not entitled to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company received distributions from the One Vanderbilt project in excess of the Company's aggregate investment in the project. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equaled the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
Messrs. Holliday and Mathias have the right to tender their interests in the project upon stabilization (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the seven-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday’s and Mathias’s continued service with us. The price paid upon a tender of the interests will equal the liquidation value of the interests at the time, with the value being based on the project's sale price, if applicable, or fair market value as determined by an independent third party appraiser. In 2022, stabilization of the property (but not SUMMIT One Vanderbilt) was achieved. Therefore, Messrs. Holiday and Mathias exercised their rights to tender 50% of their interests in the property (but not SUMMIT One Vanderbilt) for liquidation values of $17.9 million and $11.9 million, respectively, which were paid in July 2022. In 2023, stabilization of SUMMIT One Vanderbilt was achieved.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three months ended March 31, 2024 and 2023, we recorded $0.7 million and $0.7 million, respectively, of rent expense under the lease. Additionally, in June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. For the three months ended March 31, 2024 and 2023, we recorded $6.3 million and $6.3 million, respectively, of rent expense under the lease, including percentage rent, of which $4.1 million and $4.1 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. See Note 20, "Commitments and Contingencies."
719 Seventh Avenue
In April 2024, the Company entered into an arms-length arrangement to sell the property at 719 Seventh Avenue for $30.5 million to a special purpose entity ("SPE"), of which our former President and current director, Andrew Mathias, is a partner. No amounts from the transaction will be payable to Mr. Mathias. Mr. Mathias is initially expected to own up to 40% of the equity of the SPE representing an investment by Mr. Mathias of up to approximately $7.0 million in the acquisition of the property. The transaction is subject to customary conditions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
Other
We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures, inclusive of our ownership share of the joint ventures, and related parties as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Due from joint ventures	$10,619	$10,603
Other	1,610	1,565
Related party receivables	$12,229	$12,168
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2024 and December 31, 2023, the noncontrolling interest unit holders owned 6.38%, or 4,417,247 units, and 5.75%, or 3,949,448 units, of the Operating Partnership, respectively. As of March 31, 2024, 4,417,247 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2024 and the twelve months ended December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Balance at beginning of period	$238,051	$269,993
Distributions	(3,609)	(14,779)
Issuance of common units	6,025	25,365
Redemption and conversion of common units	(13,596)	(18,589)
Net income (loss)	901	(37,465)
Accumulated other comprehensive income (loss) allocation	1,622	(1,960)
Fair value adjustment	42,841	15,486
Balance at end of period	$272,235	$238,051

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of March 31, 2024:

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
(4)Issued through a consolidated subsidiary. The units are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, after July 15, 2024 at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Subsidiary Series B Preferred Unit. As such, no Subsidiary Series B Preferred Units have been issued as of March 31, 2024
(5)The Series V Preferred Units are redeemable at any time after January 1, 2025 at par for cash at the option of the unit holder.
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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the three months ended March 31, 2024 and the twelve months ended December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Balance at beginning of period	$166,501	$177,943
Issuance of preferred units	—	—
Redemption of preferred units	—	(11,700)
Dividends paid on preferred units	(1,920)	(6,271)
Accrued dividends on preferred units	1,920	6,529
Balance at end of period	$166,501	$166,501
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2024, 64,805,510 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
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
As of March 31, 2024, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2023	—	$—	36,107,719
Three months ended March 31, 2024	—	$—	36,107,719
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
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2024, the Company filed a new registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Shares of common stock issued	1,662	5,280
Dividend reinvestments/stock purchases under the DRSPP	$77	$184
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
SL Green's earnings per share for the three months ended March 31, 2024 and 2023 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2024	2023
Basic Earnings:
Income (loss) attributable to SL Green common stockholders	$13,141	$(39,731)
Less: distributed earnings allocated to participating securities	(434)	(406)
Net income (loss) attributable to SL Green common stockholders (numerator for basic earnings per share)	$12,707	$(40,137)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	434	—
Add back: effect of dilutive securities (redemption of units to common shares)	901	(2,837)
Net income (loss) attributable to SL Green common stockholders (numerator for diluted earnings per share)	$14,042	$(42,974)

	Three Months Ended March 31,
Denominator	2024	2023
Basic Shares:
Weighted average common stock outstanding	64,328	64,079
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,439	4,103
Stock-based compensation plans	1,328	—
Diluted weighted average common stock outstanding	70,095	68,182
The Company has excluded 135,000 and 1,275,225 common stock equivalents from the calculation of diluted shares outstanding for the three months ended March 31, 2024 and 2023, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at March 31, 2024 owned 64,805,510 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
Limited Partner Units
As of March 31, 2024, limited partners other than SL Green owned 6.38%, or 4,417,247 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2024 and 2023, respectively, are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2024	2023
Basic Earnings:
Net income (loss) attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$14,042	$(42,068)
Less: distributed earnings allocated to participating securities	(434)	(906)
Net income (loss) attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$13,608	$(42,974)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	434	—
Net income (loss) attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$14,042	$(42,974)

	Three Months Ended March 31,
Denominator	2024	2023
Basic units:
Weighted average common units outstanding	68,767	68,182
Effect of Dilutive Securities:
Stock-based compensation plans	1,328	—
Diluted weighted average common units outstanding	70,095	68,182
The Operating Partnership has excluded 135,000 and 1,275,225 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2024 and 2023, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.59 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.84 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fifth amendment and restatement in June 2022 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 32,210,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 1, 2032, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2024, 3.0 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information. There were no options granted during the three months ended March 31, 2024 or the year ended December 31, 2023.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
A summary of the status of the Company's stock options as of March 31, 2024 and December 31, 2023, and changes during the three months ended March 31, 2024 and year ended December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	115,980	$103.52	313,480	$97.59
Exercised	—	—	—	—
Lapsed or canceled	—	—	(197,500)	84.14
Balance at end of period	115,980	$103.52	115,980	$103.52
Options exercisable at end of period	115,980	$103.52	115,980	$103.52
The remaining weighted average contractual life of the options outstanding was 2.7 years and the remaining average contractual life of the options exercisable was 2.7 years.
During the three months ended March 31, 2024, we recognized no compensation expense related to options. During the three months ended March 31, 2023, we recognized no compensation expense related to options. As of March 31, 2024, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares may be granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of March 31, 2024 and December 31, 2023 and changes during the three months ended March 31, 2024 and the year ended December 31, 2023, are as follows:

	March 31, 2024	December 31, 2023
Balance at beginning of period	4,089,174	3,758,174
Granted	3,234	337,350
Canceled	(7,450)	(6,350)
Balance at end of period	4,084,958	4,089,174
Vested during the period	134,620	147,915
Compensation expense recorded	$2,625,319	$7,766,055
Total fair value of restricted stock granted during the period	$151,901	$15,789,540
The fair value of restricted stock that vested during the three months ended March 31, 2024 and the year ended December 31, 2023 was $7.1 million and $10.2 million, respectively. As of March 31, 2024, there was $17.3 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.2 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $23.7 million and $38.1 million as of March 31, 2024 and December 31, 2023, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2024, there was $42.1 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.8 years.
During the three months ended March 31, 2024, we recorded compensation expense related to bonus, time-based and performance-based awards of $6.2 million. During the three months ended March 31, 2023, we recorded compensation expense related to bonus, time-based and performance-based awards of $10.0 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
For the three months ended March 31, 2024, $0.3 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three months ended March 31, 2023, $0.4 million was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the three months ended March 31, 2024, 15,945 phantom stock units and 25,590 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.1 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively, related to the Deferred Compensation Plan.
As of March 31, 2024, there were 125,654 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2024, 217,081 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of March 31, 2024 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Total
Balance at December 31, 2023	$25,352	$(6,084)	$(1,791)	$17,477
Other comprehensive income before reclassifications	29,023	5,409	1,019	35,451
Amounts reclassified from accumulated other comprehensive income	(9,095)	(3,682)	—	(12,777)
Balance at March 31, 2024	$45,280	$(4,357)	$(772)	$40,151
(1)Amount reclassified from accumulated other comprehensive income is included in interest expense in the respective consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive income relating to net unrealized gain (loss) on derivative instruments, was ($0.3 million) and ($0.4 million), respectively.
(2)Amount reclassified from accumulated other comprehensive income is included in equity in net income (loss) from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$10,673	$—	$10,673	$—
Interest rate cap and swap agreements (included in Other assets)	51,388	—	51,388	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$7,754	$—	$7,754	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$9,591	$—	$9,591	$—
Interest rate cap and swap agreements (included in Other assets)	33,456	—	33,456	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$17,108	$—	$17,108	$—
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
In March 2024, the Company entered into an agreement to acquire its partner's 45.0% interest in the 10 East 53rd Street joint venture. As a result of the contract terms, it was concluded that the joint venture is a VIE in which the Company is the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a fair value adjustment of ($55.7 million), which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts. All of which are classified as Level 3 inputs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
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
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$352,347	(2)	$346,745	(2)

Fixed rate debt	$3,040,885	$2,973,363	$3,237,386	$3,184,338
Variable rate debt (3)	760,493	759,604	270,000	268,787
	$3,801,378	$3,732,967	$3,507,386	$3,453,125
(1)Amounts exclude net deferred financing costs.
(2)As of March 31, 2024, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion. As of December 31, 2023, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion.
(3)As of March 31, 2024, variable rate debt with a carrying value of $110.5 million and fair value of $109.4 million is included in the Company's alternative strategy portfolio.

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of March 31, 2024 and December 31, 2023. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of March 31, 2024 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	370,000	3.250%	June 2023	June 2024	Other Assets	$1,565
Interest Rate Cap	370,000	3.250%	June 2023	June 2024	Other Liabilities	(1,562)
Interest Rate Cap	220,000	4.000%	February 2024	February 2025	Other Assets	1,789
Interest Rate Swap	150,000	2.621%	December 2021	January 2026	Other Assets	4,915
Interest Rate Swap	200,000	2.662%	December 2021	January 2026	Other Assets	6,417
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	3,528
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	3,983
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	2,354
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	8,730
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	11,314
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Assets	2,794
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Assets	2,879
Interest Rate Swap (1)	300,000	4.487%	November 2024	November 2027	Other Liabilities	(5,113)
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Assets	1,120
Interest Rate Swap	204,963	3.915%	February 2025	May 2028	Other Liabilities	(1,079)
						$43,634
(1) Quarterly changes in fair value recognized in the calculation of FFO.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)
During the three months ended March 31, 2024, we recorded a gain of $5.2 million based on the changes in the fair value of a forward-starting interest rate swap, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During the three months ended March 31, 2023, we recorded a gain of $0.2 million based on the changes in the fair value of an interest rate cap we sold, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During the three months ended March 31, 2024, we recorded a loss of less than $0.1 million on the changes in fair value, which is included in interest expense in the consolidated statements of operations. During the three months ended March 31, 2023, we recorded a loss of $0.1 million on the changes in fair value, which is included in interest expense in the consolidated statements of operations.
Certain agreements the Company has with each of its derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2024, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was ($8.1 million). As of March 31, 2024, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $8.5 million as of March 31, 2024.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($32.8 million) of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and ($7.3 million) of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2024	2023		2024	2023
Interest Rate Swaps/Caps	$31,156	$(17,913)	Interest expense	$9,763	$9,023
Share of unconsolidated joint ventures' derivative instruments	5,705	(1,495)	Equity in net loss from unconsolidated joint ventures	3,884	2,628
	$36,861	$(19,408)		$13,647	$11,651
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of March 31, 2024 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
(unaudited)

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$501,650	0.490%	February 2022	May 2024	Asset	$2,560
Interest Rate Cap	501,650	0.490%	February 2022	May 2024	Asset	2,560
Interest Rate Cap	505,412	3.000%	June 2023	June 2024	Asset	2,490
Interest Rate Cap	273,616	4.000%	August 2023	August 2024	Asset	1,212
Interest Rate Cap	514,897	3.500%	September 2023	September 2024	Asset	4,118
Interest Rate Cap	278,161	4.000%	May 2024	November 2024	Asset	1,624
Interest Rate Cap	278,161	4.000%	May 2024	November 2024	Asset	1,624
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	4,070
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	4,069
Interest Rate Swap	177,000	1.555%	December 2022	February 2026	Asset	9,459
						$33,786

18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
The components of lease income from operating leases during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed lease payments	$128,252	$166,353
Variable lease payments	13,301	20,450
Total lease payments (1)	$141,553	$186,803
Amortization of acquired above and below-market leases	(49)	8,239
Total rental revenue	$141,504	$195,042
(1)Amounts include $48.4 million and $48.9 million of sublease income during the three months ended March 31, 2024 and 2023, respectively.
The components of lease income from sales-type leases during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income (1)	$1,120	$1,106
(1)These amounts are included in Other income in our consolidated statements of operations.

19. Commitments and Contingencies
Legal Proceedings
As of March 31, 2024, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2024
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
March 31, 2024
(unaudited)
20. Segment Information
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
Selected consolidated results of operations for the three months ended March 31, 2024 and 2023, and selected asset information as of March 31, 2024 and December 31, 2023, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	SUMMIT Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2024	$154,875	$25,604	$7,403	$187,882
March 31, 2023	$216,936	$19,771	$9,057	$245,764
Net income (loss)
Three months ended:
March 31, 2024	$12,727	$4,453	$1,209	$18,389
March 31, 2023	$(42,883)	$(2,418)	$6,944	$(38,357)
Total assets
As of:
March 31, 2024	$8,946,952	$465,787	$351,553	$9,764,292
December 31, 2023	$8,716,738	$464,799	$349,644	$9,531,181

We allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because that segment does not have dedicated personnel and the use of personnel and resources is dependent on transaction volume between the three segments, which varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. SUMMIT segment incurs its own marketing, general and administrative expenses for its dedicated personnel, which are included in SUMMIT Operator expenses in the consolidated statement of operations. For the three months ended March 31, 2024, marketing, general and administrative expenses totaled $21.3 million. For the three months ended March 31, 2023, marketing, general and administrative expenses totaled $23.3 million. All other expenses, except interest and SUMMIT operator expenses, relate entirely to the real estate assets.
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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office	14		8,753,441	10	13,009,149	24	21,762,590	88.6%
	Retail	1		22,648	1	12,946	2	35,594	100.0%
	Development/Redevelopment	2	(2)	880,771	2	1,959,426	4	2,840,197	N/A
		17		9,656,860	13	14,981,521	30	24,638,381	88.6%
Suburban	Office	7		862,800	—	—	7	862,800	73.8%
Total commercial properties		24		10,519,660	13	14,981,521	37	25,501,181	88.0%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.6%
Total core portfolio		25		10,660,042	14	15,203,405	39	25,863,447	88.2%

	Alternative Strategy Portfolio	2		17,888	8	3,694,956	10	3,712,844	66.1%
(1)The weighted average leased occupancy for commercial properties represents the total leased square footage divided by the total square footage at acquisition.  The weighted average leased for residential properties represents the total leased units divided by the total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.
(2)As of March 31, 2024, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of March 31, 2024, we also managed one office building and one retail building owned by third parties encompassing approximately 0.4 million square feet (unaudited), and held debt and preferred equity investments with a book value excluding the impact of credit losses of $352.3 million, excluding approximately $4.8 million of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and preferred equity investments line item.
Critical Accounting Policies and Estimates
Refer to the 2023 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies and estimates, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, lease classification, revenue recognition, and debt and preferred equity investments. During the three months ended March 31, 2024, there were no material changes to these policies.

Results of Operations
Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023
The following comparison for the three months ended March 31, 2024, or 2024, to the three months ended March 31, 2023, or 2023, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2023 and still owned by us in the same manner as of March 31, 2024 (Same-Store Properties totaled 21 of our 27 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2024 and 2023 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2024 and 2023,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2024	2023	$ Change	% Change	2024	2023	2024	2023	2024	2023	$ Change	% Change

Rental revenue	$134.6	$142.6	$(8.0)	(5.6)%	$—	$—	$6.9	$52.4	$141.5	$195.0	$(53.5)	(27.4)%
SUMMIT Operator revenue	—	—	—	—%	—	—	25.6	19.8	25.6	19.8	5.8	—%
Investment income	—	—	—	—%	—	—	7.4	9.1	7.4	9.1	(1.7)	(18.7)%
Other income	1.2	0.7	0.5	71.4%	—	—	12.2	21.2	13.4	21.9	(8.5)	(38.8)%
Total revenues	135.8	143.3	(7.5)	(5.2)%	—	—	52.1	102.5	187.9	245.8	(57.9)	(23.6)%

Property operating expenses	70.4	71.9	(1.5)	(2.1)%	—	0.2	11.3	27.5	81.7	99.6	(17.9)	(18.0)%
SUMMIT Operator expenses	—	—	—	—%	—	—	21.9	20.7	21.9	20.7	1.2	—%
Transaction related costs	—	—	—	—%	—	—	—	0.9	—	0.9	(0.9)	(100.0)%
Marketing, general and administrative	—	—	—	—%	—	—	21.3	23.3	21.3	23.3	(2.0)	(8.6)%
	70.4	71.9	(1.5)	(2.1)%	—	0.2	54.5	72.4	124.9	144.5	(19.6)	(13.6)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(32.7)	(43.7)	11.0	(25.2)%
SUMMIT Operator tax expense									1.3	(1.3)	2.6	(200.0)%
Depreciation and amortization									(48.6)	(78.8)	30.2	(38.3)%
Equity in net income (loss) from unconsolidated joint ventures									111.2	(7.4)	118.6	(1,602.7)%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									26.8	(0.1)	26.9	(26,900.0)%
Purchase price and other fair value adjustments									(50.5)	0.2	(50.7)	(25,350.0)%
Loss on sale of real estate, net									—	(1.7)	1.7	(100.0)%
Depreciable real estate reserves and impairment									(52.1)	—	(52.1)	100.0%
Loan loss and other investment reserves, net of recoveries									—	(6.9)	6.9	(100.0)%
Net income (loss)									$18.4	$(38.4)	$56.8	(147.9)%

Rental Revenue
Rental revenues decreased due primarily to the deconsolidation of 245 Park Avenue ($40.8 million) as a result of the sale of a joint venture interest during the second quarter of 2023 and a lower contribution from our Same-Store Properties ($8.0 million) due primarily to increased vacancy at 555 West 57th Street.
The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2024 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	2,906,493
Space which became available during the period (3)
• Office	541,719
• Storage	1,831
	543,550
Total space available	3,450,043
Leased space commenced during the period:
• Office(4)	177,239	198,310	$59.22	$66.56	$90.38	9.4	9.2
• Retail	1,850	1,751	$188.46	$491.97	$199.89	8.0	15.7
• Storage	1,140	1,096	$15.47	$15.00	$—	—	1.4
Total leased space commenced	180,229	201,157	$60.10	$74.14	$90.84	9.3	9.2

Total available space at end of period	3,269,814

Early renewals
• Office	182,590	192,145	$79.87	$80.38	$13.36	5.1	4.7
• Storage	253	258	$40.00	$40.00	$—	—	5.0
Total early renewals	182,843	192,403	$79.81	$80.33	$13.34	5.1	4.7

Total commenced leases, including replaced previous vacancy
• Office		390,455	$69.38	$76.02	$52.48	7.3	7.0
• Retail		1,751	$188.46	$491.97	$199.89	8.0	15.7
• Storage		1,354	$20.14	$20.15	$—	—	2.1
Total commenced leases		393,560	$69.74	$78.34	$52.96	7.2	7.0
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $64.80 per rentable square feet for 88,734 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $75.11 per rentable square feet for 280,879 rentable square feet.
SUMMIT Operator revenue
SUMMIT Operator revenues were higher for the three months ended March 31, 2024 as compared to the same period in 2023 due primarily to increased attendance.
Investment Income
Investment income decreased due to a lower weighted average debt and preferred equity investment balance for the three months ended March 31, 2024 as compared to the same period in 2023. For the three months ended March 31, 2024, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $366.8 million and 7.8%, respectively, as compared to $635.7 million and 5.8%, respectively, for the three months ended March 31, 2023.

Other Income
Other income decreased due primarily to reduced lease termination income ($6.5 million), lower consulting fee income ($1.2 million) and a decrease in management and construction fee income ($0.9 million) for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Property Operating Expenses
Property operating expenses decreased due primarily to the deconsolidation of 245 Park in the second quarter of 2023 ($14.6 million) and reduced variable expenses ($1.7 million) at our Same-Store Properties.
SUMMIT Operator expenses
SUMMIT Operator expenses were higher for the three months ended March 31, 2024 as compared to the same period in 2023 due to additional operating hours to accommodate demand, which increased variable costs such as labor, security, cleaning and maintenance costs.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $21.3 million for the three months ended March 31, 2024, compared to $23.3 million for the same period in 2023, due to lower compensation related expenses.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased due to the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($16.5 million) and the repayment of unsecured corporate term loans ($1.9 million) in the third quarter of 2023. These decreases were offset primarily by higher SOFR and increased interest expense from the revolving credit facility ($4.1 million) due to a higher balance, and a decrease in interest capitalization in connection with properties that are under development ($2.2 million) during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The weighted average consolidated debt balance outstanding was $3.6 billion for the three months ended March 31, 2024, compared to $5.6 billion for the three months ended March 31, 2023. The consolidated weighted average interest rate was 5.19% for the three months ended March 31, 2024, as compared to 4.41% for the three months ended March 31, 2023.
SUMMIT Operator tax expense
The decrease in SUMMIT Operator tax expense for three months ended March 31, 2024 as compared to the same period in 2023 was attributable to a 2023 tax adjustment recorded in 2024.
Depreciation and Amortization
Depreciation and amortization decreased due primarily to the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($28.2 million) as well as at our Acquired Properties ($2.5 million) during the three months ended March 31, 2024.
Equity in net income (loss) from unconsolidated joint ventures
Equity in net income (loss) from unconsolidated joint ventures increased due primarily to increased income at 2 Herald Square ($121.4 million) as a result of the $141.7 million gain on discounted debt extinguishment at the property during the three months ended March 31, 2024, as compared to the same period in 2023, which included $20.3 million of income recognized for holdover rent, interest and reimbursement of attorneys' fees collected following the completion of legal proceedings against a former tenant and its guarantor. This increase was partially offset by a reduction of income at 919 Third Avenue ($5.0 million) due primarily to a reduction in lease termination income and increased interest expense.
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate
During the three months ended March 31, 2024, we recognized a gain on the sale of our interest in 717 Fifth Avenue ($26.9 million). During the three months ended March 31, 2023, we recognized a loss on the sale of our interest in 121 Greene Street ($0.3 million).
Purchase price and other fair value adjustments
During the three months ended March 31, 2024, we recorded a $55.7 million negative fair value adjustment relating to the consolidation of 10 East 53rd Street, partially offset by a $5.2 million positive fair value adjustment related to a derivative that is not designated as a hedge. During the three months ended March 31, 2023, we did not record any significant purchase price and other fair value adjustments.

Depreciable real estate reserves and impairment
During the three months ended March 31, 2024, we recognized depreciable real estate reserves and impairments at 719 Seventh Avenue ($46.3 million) to reduce the carrying value of our investment to the sale price per the contract that was entered into in April 2024. In addition, we recognized depreciable real estate reserves and impairments related to our investment at 625 Madison Avenue ($5.9 million), which remained under contract for sale as of March 31, 2024. During the three months ended March 31, 2023, we did not recognize any depreciable real estate reserves.
Loan loss and other investment reserves, net of recoveries
During the three months ended March 31, 2024, we did not recognize any loan loss and other investment reserves. During the three months ended March 31, 2023, we recorded a $6.9 million loan loss reserve on one debt and preferred equity investment.
Liquidity and Capital Resources
We currently expect that the principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, share repurchase, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness, and for debt and preferred equity investments will include:
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
The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our financing and operating leases, as of March 31, 2024 are as follows (in thousands):

	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Property mortgages and other loans	$386,230	$370,000	$190,148	$550,000	$205,000	$—	$1,701,378
Revolving credit facility	—	—	—	650,000	—	—	650,000
Unsecured term loans	200,000	—	—	1,050,000	—	—	1,250,000
Senior unsecured notes	—	100,000	—	—	—	—	100,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	2,388	3,228	3,276	3,325	3,375	196,794	212,386
Operating leases	40,100	53,595	53,734	53,746	54,211	1,208,864	1,464,250
Estimated interest expense	145,882	154,116	135,390	48,959	8,645	34,341	527,333
Joint venture debt	1,488,241	1,739,239	544,400	1,185,168	—	2,130,300	7,087,348
Total	$2,262,841	$2,420,178	$926,948	$3,541,198	$271,231	$3,670,299	$13,092,695
We estimate that for the remainder of the year ending December 31, 2024, we expect to incur $50.2 million of leasing capital expenditures and $14.1 million of recurring capital expenditures on existing consolidated properties. In addition, we expect to incur $63.8 million of development or redevelopment expenditures on existing consolidated properties, none of which will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $163.8 million, of which $120.4 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.

As of March 31, 2024, we had liquidity of $0.8 billion, comprised of $600.0 million of availability under our revolving credit facility and $206.7 million of consolidated cash on hand, inclusive of $10.7 million of marketable securities. This liquidity excludes $124.3 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $318.5 million and $357.3 million as of March 31, 2024 and 2023, respectively, representing a decrease of $38.8 million. The decrease was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023	(Decrease) Increase
Net cash (used in) provided by operating activities	$(24,677)	$42,349	$(67,026)
Net cash used in investing activities	(3,713)	(66,369)	62,656
Net cash provided by (used in) financing activities	11,367	(2,772)	14,139
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third-party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$6,602
Acquisition deposits and deferred purchase price	(12,817)
Joint venture investments	(845)
Distributions from joint ventures	29,733
Proceeds from sales of real estate/partial interest in property	26,420
Debt and preferred equity and other investments	13,563
Increase in net cash provided by investing activities	$62,656
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $61.9 million for the three months ended March 31, 2023 to $55.3 million for the three months ended March 31, 2024 due to decreased spending on development and redevelopment properties.
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

During the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(12,507)
Repayments of our debt obligations	37,972
Net distribution to noncontrolling interests	(1,360)
Other financing activities	(13,090)
Proceeds from stock options exercised and DRSPP issuance	(107)
Dividends and distributions paid	3,231
Increase in net cash used in financing activities	$14,139
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2024, 64,805,510 shares of common stock and no shares of excess stock were issued and outstanding.
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
As of March 31, 2024, share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2023	—	$—	36,107,719
Three months ended March 31, 2024	—	$—	36,107,719
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2024, the Company filed a new registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Shares of common stock issued	1,662	5,280
Dividend reinvestments/stock purchases under the DRSPP	$77	$184
Fifth Amended and Restated 2005 Stock Option and Incentive Plan
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of March 31, 2024, 3.0 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, and phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.

Deferred Compensation Plan for Directors
During the three months ended March 31, 2024, 15,945 phantom stock units and 25,590 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.1 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively, related to the Deferred Compensation Plan.
As of March 31, 2024, there were 125,654 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, 2022 term loan, senior unsecured notes and trust preferred securities outstanding as of March 31, 2024 and December 31, 2023, (amounts in thousands).

Debt Summary:	March 31, 2024	December 31, 2023
Balance
Fixed rate	$1,115,885	$1,117,386
Variable rate—hedged	1,925,000	2,120,000
Total fixed rate	3,040,885	3,237,386
Total variable rate	760,493	270,000
Total debt	$3,801,378	$3,507,386

Debt, preferred equity, and other investments subject to variable rate	$172,232	$168,745
Net exposure to variable rate debt	588,261	101,255

Percent of Total Debt:
Fixed rate	80.0%	92.3%
Variable rate (1)	20.0%	7.7%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.77%	4.68%
Variable rate	6.74%	6.11%
Effective interest rate	5.19%	4.71%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 16.2% and 3.0% as of March 31, 2024 and December 31, 2023, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on adjusted Term SOFR (5.33% and 5.35% as of March 31, 2024 and December 31, 2023, respectively). Our consolidated debt as of March 31, 2024 had a weighted average term to maturity of 2.30 years.
Certain of our debt and equity investments and other investments, with carrying values of $172.2 million as of March 31, 2024 and $168.7 million as of December 31, 2023, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our variable rate debt to total debt was 16.2% and 3.0% as of March 31, 2024 and December 31, 2023, respectively.
Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of March 31, 2024, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2024, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of March 31, 2024, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2024, the facility fee was 30 basis points.
As of March 31, 2024, we had no outstanding letters of credit, $650.0 million drawn under the revolving credit facility and $1.25 billion outstanding under the term loan facilities, with total undrawn capacity of $600.0 million under the 2021 credit facility. As of March 31, 2024 and December 31, 2023, the revolving credit facility had a carrying value of $645.1 million and $554.8 million, respectively, net of deferred financing costs. As of March 31, 2024 and December 31, 2023, the term loan facilities had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2024 and December 31, 2023, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. As of March 31, 2024, $3.0 billion of our consolidated long-term debt and $5.9 billion of our share of joint venture long-term debt bears interest at fixed rates. Our variable rate debt and variable rate joint venture debt as of March 31, 2024 bore interest based on a spread to LIBOR of 145 basis points and Term SOFR of 50 basis points to 561 basis points. Based on the debt outstanding as of March 31, 2024, a hypothetical 100 basis point increase in the applicable floating interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $5.5 million and would increase our share of joint venture annual interest cost by $11.1 million. As of March 31, 2024, $0.2 billion of our debt and preferred equity portfolio was indexed to SOFR.
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

FFO for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to SL Green common stockholders	$13,141	$(39,731)
Add:
Depreciation and amortization	48,584	78,782
Joint venture depreciation and noncontrolling interest adjustments	74,258	69,534
Net loss attributable to noncontrolling interests	(393)	(3,962)
Less:
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	26,764	(79)
Purchase price and other fair value adjustments	(55,652)	—
Loss on sale of real estate, net	—	(1,651)
Depreciable real estate reserves and impairment	(52,118)	—
Depreciation on non-rental real estate assets	1,153	868
Funds from Operations attributable to SL Green common stockholders and unit holders	$215,443	$105,485
Cash flows (used in) provided by operating activities	$(24,677)	$42,349
Cash flows used in investing activities	(3,713)	(66,369)
Cash flows provided by (used in) financing activities	11,367	(2,772)
Seasonality
Our business at SUMMIT is subject to tourism trends and weather conditions, resulting in some seasonal fluctuation. In 2023 and 2022, approximately 14.0% to 16.0% of our annual SUMMIT revenue was realized in the first quarter, 24.0% to 26.0% was realized in the second quarter, 28.0% to 30.0% was realized in the third quarter, and 29.0% to 31.0% was realized in the fourth quarter. We do not consider any other components of our business to be subject to material seasonal fluctuations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2023 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2024, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A. RISK FACTORS
As of March 31, 2024, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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
As of March 31, 2024 share repurchases executed under the program, excluding the redemption of OP units, were as follows:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
Year ended 2023	—	$—	36,107,719
Three months ended March 31, 2024	—	$—	36,107,719

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of January 30, 2024, by and between SL Green Realty Corp. and Matthew DiLiberto, incorporated by reference to the Company's Form 8-K, dated January 30, 2024, filed with the SEC on February 2, 2024.
31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: May 3, 2024	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: May 3, 2024		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)