Form 10-Q
period 2024-06-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2024-07-31
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
As of July 30, 2024, 64,814,013 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of July 30, 2024, 306,110 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of June 30, 2024, the Company owns 93.78% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of June 30, 2024, noncontrolling investors held, in aggregate, a 6.22% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2024	December 31, 2023
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,134,432	$1,092,671
Building and improvements	3,743,316	3,655,624
Building leasehold and improvements	1,365,423	1,354,569
	6,243,171	6,102,864
Less: accumulated depreciation	(2,041,102)	(1,968,004)
	4,202,069	4,134,860
Assets held for sale	21,615	—
Cash and cash equivalents	199,501	221,823
Restricted cash	116,310	113,696
Investments in marketable securities	16,593	9,591
Tenant and other receivables	41,202	33,270
Related party receivables	8,127	12,168
Deferred rents receivable	266,596	264,653
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,618 and $1,630 and allowances of $13,520 and $13,520 in 2024 and 2023, respectively	290,487	346,745
Investments in unconsolidated joint ventures	2,895,399	2,983,313
Deferred costs, net	107,163	111,463
Right-of-use assets - operating leases	875,878	885,929
Other assets	507,712	413,670
Total assets (1)	$9,548,652	$9,531,181
Liabilities
Mortgages and other loans payable, net	$1,644,494	$1,491,319
Revolving credit facility, net	535,462	554,752
Unsecured term loans, net	1,245,786	1,244,881
Unsecured notes, net	99,846	99,795
Accrued interest payable	20,083	17,930
Other liabilities	423,816	471,401
Accounts payable and accrued expenses	121,050	153,164
Deferred revenue	153,660	134,053
Lease liability - financing leases	106,187	105,531
Lease liability - operating leases	819,439	827,692
Dividend and distributions payable	20,088	20,280
Security deposits	58,002	49,906
Liabilities related to assets held for sale	10,424	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,358,337	5,270,704

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2024	December 31, 2023
Commitments and contingencies
Noncontrolling interests in Operating Partnership	265,823	238,051
Preferred units	166,731	166,501

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2024 and December 31, 2023	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 65,874 and 65,786 issued and outstanding at June 30, 2024 and December 31, 2023, respectively (including 1,060 and 1,060 shares held in treasury at June 30, 2024 and December 31, 2023, respectively)	660	660
Additional paid-in-capital	3,836,751	3,826,452
Treasury stock at cost	(128,655)	(128,655)
Accumulated other comprehensive income	40,371	17,477
Retained deficit	(279,763)	(151,551)
Total SL Green stockholders' equity	3,691,296	3,786,315
Noncontrolling interests in other partnerships	66,465	69,610
Total equity	3,757,761	3,855,925
Total liabilities and equity	$9,548,652	$9,531,181

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $104.1 million and $41.2 million of land, $65.2 million and $40.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $1.6 million and $5.4 million of accumulated depreciation, $783.2 million and $676.9 million of other assets included in other line items, $204.3 million and $50.0 million of real estate debt, net, $0.9 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, and $328.9 million and $306.5 million of other liabilities included in other line items as of June 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue, net	$150,632	$185,945	$292,136	$380,987
SUMMIT Operator revenue	32,602	28,180	58,206	47,951
Investment income	6,191	9,103	13,594	18,160
Other income	33,395	22,808	46,766	44,702
Total revenues	222,820	246,036	410,702	491,800
Expenses
Operating expenses, including related party expenses of $0 and $0 in 2024, and $0 and $1 in 2023	46,333	46,957	89,941	99,021
Real estate taxes	32,058	39,885	63,664	81,268
Operating lease rent	6,368	6,655	12,773	12,956
SUMMIT Operator expenses	23,188	22,836	45,046	43,524
Interest expense, net of interest income	35,803	40,621	66,976	82,274
Amortization of deferred financing costs	1,677	2,154	3,216	4,175
SUMMIT Operator tax expense	1,855	1,879	560	3,146
Depreciation and amortization	52,247	69,335	100,831	148,117
Loan loss and other investment reserves, net of recoveries	—	—	—	6,890
Transaction related costs	76	33	92	917
Marketing, general and administrative	20,032	22,974	41,345	46,259
Total expenses	219,637	253,329	424,444	528,547

Equity in net income (loss) from unconsolidated joint ventures	4,325	(21,932)	115,485	(29,344)
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(8,129)	—	18,635	(79)
Purchase price and other fair value adjustments	1,265	(17,409)	(49,227)	(17,170)
Loss on sale of real estate, net	(2,741)	(26,678)	(2,741)	(28,329)
Depreciable real estate reserves and impairment	(13,721)	(305,916)	(65,839)	(305,916)
Gain on early extinguishment of debt	17,777	—	17,777	—
Net income (loss)	1,959	(379,228)	20,348	(417,585)
Net loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	153	23,582	(748)	25,919
Noncontrolling interests in other partnerships	1,871	1,040	3,165	2,665
Preferred units distributions	(2,406)	(1,851)	(4,309)	(3,449)
Net income (loss) attributable to SL Green	1,577	(356,457)	18,456	(392,450)
Perpetual preferred stock dividends	(3,737)	(3,737)	(7,475)	(7,475)
Net (loss) income attributable to SL Green common stockholders	$(2,160)	$(360,194)	$10,981	$(399,925)

Basic (loss) earnings per share	$(0.04)	$(5.63)	$0.16	$(6.25)
Diluted (loss) earnings per share	$(0.04)	$(5.63)	$0.16	$(6.25)

Basic weighted average common shares outstanding	64,353	64,102	64,340	64,091
Diluted weighted average common shares and common share equivalents outstanding	68,740	68,341	70,137	68,263
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,959	$(379,228)	$20,348	$(417,585)
Other comprehensive income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(98)	41,322	23,116	10,263
Increase (decrease) in unrealized value of marketable securities	316	(476)	1,398	(1,444)
Other comprehensive income	218	40,846	24,514	8,819
Comprehensive income (loss)	2,177	(338,382)	44,862	(408,766)
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(382)	22,771	(1,892)	25,135
Other comprehensive loss (income) attributable to noncontrolling interests	2	(2,505)	(1,620)	(654)
Comprehensive income (loss) attributable to SL Green	$1,797	$(318,116)	$41,350	$(384,285)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Deficit	Noncontrolling Interests	Total
Balance at March 31, 2024	$221,932	64,806	$660	$3,831,130	$(128,655)	$40,151	$(229,607)	$68,037	$3,803,648
Net loss							1,577	(1,871)	(294)
Other comprehensive income						220			220
Perpetual preferred stock dividends							(3,737)		(3,737)
DRSPP proceeds				43					43
Reallocation of noncontrolling interest in the Operating Partnership							364		364
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		8		5,578					5,578
Contributions to consolidated joint venture interests								1,823	1,823
Cash distributions to noncontrolling interests								(1,524)	(1,524)
Cash distributions declared ($0.750 per common share, none of which represented a return of capital for federal income tax purposes)							(48,360)		(48,360)
Balance at June 30, 2024	$221,932	64,814	$660	$3,836,751	$(128,655)	$40,371	$(279,763)	$66,465	$3,757,761

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at March 31, 2023	$221,932	64,373	$656	$3,798,101	$(128,655)	$19,428	$549,024	$68,688	$4,529,174
Net loss							(356,457)	(1,040)	(357,497)
Other comprehensive income						38,341			38,341
Perpetual preferred stock dividends							(3,737)		(3,737)
DRSPP proceeds		7		158					158
Reallocation of noncontrolling interest in the Operating Partnership							(1,051)		(1,051)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		7		7,445					7,445
Contributions to consolidated joint venture interests								(112)	(112)
Cash distributions to noncontrolling interests								(627)	(627)
Cash distributions declared ($0.812 per common share, none of which represented a return of capital for federal income tax purposes)							(52,261)		(52,261)
Balance at June 30, 2023	$221,932	64,387	$656	$3,805,704	$(128,655)	$57,769	$135,518	$66,909	$4,159,833

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2023	$221,932	64,726	$660	$3,826,452	$(128,655)	$17,477	$(151,551)	$69,610	$3,855,925
Net income							18,456	(3,165)	15,291
Acquisition of subsidiary interest from noncontrolling interest								(5,674)	(5,674)
Other comprehensive income						22,894			22,894
Perpetual preferred stock dividends							(7,475)		(7,475)
DRSPP proceeds		2		120					120
Reallocation of noncontrolling interest in the Operating Partnership							(42,477)		(42,477)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		86		10,179					10,179
Contributions to consolidated joint venture interests								1,823	1,823
Consolidation of joint venture interest								6,678	6,678
Cash distributions to noncontrolling interests								(2,807)	(2,807)
Cash distributions declared ($1.500 per common share, none of which represented a return of capital for federal income tax purposes)							(96,716)		(96,716)
Balance at June 30, 2024	$221,932	64,814	$660	$3,836,751	$(128,655)	$40,371	$(279,763)	$66,465	$3,757,761

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2022	$221,932	64,380	$656	$3,790,358	$(128,655)	$49,604	$651,138	$61,889	$4,646,922
Net loss							(392,450)	(2,665)	(395,115)
Other comprehensive income						8,165			8,165
Perpetual preferred stock dividends							(7,475)		(7,475)
DRSPP proceeds		12		342					342
Reallocation of noncontrolling interest in the Operating Partnership							(11,198)		(11,198)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(5)		15,004					15,004
Contributions to consolidated joint venture interests								8,448	8,448
Cash distributions to noncontrolling interests								(763)	(763)
Cash distributions declared ($1.625 per common share, none of which represented a return of capital for federal income tax purposes)							(104,497)		(104,497)
Balance at June 30, 2023	$221,932	64,387	$656	$3,805,704	$(128,655)	$57,769	$135,518	$66,909	$4,159,833

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income (loss)	$20,348	$(417,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,047	152,292
Equity in net (income) loss from unconsolidated joint ventures	(115,485)	29,344
Distributions of cumulative earnings from unconsolidated joint ventures	237	409
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(18,635)	79
Purchase price and other fair value adjustments	49,227	17,170
Depreciable real estate reserves and impairment	65,839	305,916
Loss on sale of real estate, net	2,741	28,329
Loan loss reserves and other investment reserves, net of recoveries	—	6,890
Gain on early extinguishment of debt	(17,777)	—
Deferred rents receivable	(2,009)	(14,357)
Non-cash lease expense	10,052	10,550
Other non-cash adjustments	24,194	(2,523)
Changes in operating assets and liabilities:
Tenant and other receivables	(8,312)	(3,805)
Related party receivables	4,959	(893)
Deferred lease costs	(7,669)	(5,891)
Other assets	11,631	750
Accounts payable, accrued expenses, other liabilities and security deposits	(60,375)	2,697
Deferred revenue	(64)	(585)
Lease liability - operating leases	(8,252)	(4,795)
Net cash provided by operating activities	54,697	103,992
Investing Activities
Additions to land, buildings and improvements	(108,063)	(134,190)
Acquisition deposits and deferred purchase price	(12,817)	—
Investments in unconsolidated joint ventures	(325,282)	(46,977)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	66,735	72,823
Net proceeds from disposition of real estate/joint venture interest	457,142	97,563
Investments in marketable securities	(5,604)	—
Other investments	(5,530)	(17,779)
Origination of debt and preferred equity investments	(8,275)	(10,308)
Repayments or redemption of debt and preferred equity investments	63,496	—
Net cash provided by (used in) investing activities	121,802	(38,868)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,
	2024	2023
Financing Activities
Proceeds from mortgages and other loans payable	493	—
Repayments of mortgages and other loans payable	(34,987)	(2,899)
Proceeds from revolving credit facility, term loans and unsecured notes	700,000	223,000
Repayments of revolving credit facility, term loans and unsecured notes	(720,000)	(218,000)
Proceeds from stock options exercised and DRSPP issuance	120	342
Redemption of preferred stock	—	(11,700)
Redemption of OP units	(24,915)	(5,250)
Distributions to noncontrolling interests in other partnerships	(2,807)	(763)
Contributions from noncontrolling interests in other partnerships	1,823	314
Distributions to noncontrolling interests in the Operating Partnership	(7,126)	(7,550)
Dividends paid on common and preferred stock	(108,462)	(114,983)
Deferred loan costs	(346)	(630)
Net cash used in financing activities	(196,207)	(138,119)
Net decrease in cash, cash equivalents, and restricted cash	(19,708)	(72,995)
Cash, cash equivalents, and restricted cash at beginning of year	335,519	384,054
Cash, cash equivalents, and restricted cash at end of period	$315,811	$311,059

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$42,477	$11,198
Investment in joint venture	10,639	—
Deconsolidation of a subsidiary	—	101,351
Consolidation of a subsidiary	6,678	—
Consolidation of mortgage loan payable	205,000	—
Acquisition of subsidiary interest from noncontrolling interest	5,674	—
Contribution to consolidated joint venture interest	—	8,134
Extinguishment of debt	18,000	—
Debt and preferred equity investments	1,133	—
Removal of fully depreciated commercial real estate properties	4,585	7,747
Share repurchase or redemption payable	4,932	—
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$199,501	$191,979
Restricted cash	116,310	119,080
Total cash, cash equivalents, and restricted cash	$315,811	$311,059

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2024	December 31, 2023
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,134,432	$1,092,671
Building and improvements	3,743,316	3,655,624
Building leasehold and improvements	1,365,423	1,354,569
	6,243,171	6,102,864
Less: accumulated depreciation	(2,041,102)	(1,968,004)
	4,202,069	4,134,860
Assets held for sale	21,615	—
Cash and cash equivalents	199,501	221,823
Restricted cash	116,310	113,696
Investments in marketable securities	16,593	9,591
Tenant and other receivables	41,202	33,270
Related party receivables	8,127	12,168
Deferred rents receivable	266,596	264,653
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,618 and $1,630 and allowances of $13,520 and $13,520 in 2024 and 2023, respectively	290,487	346,745
Investments in unconsolidated joint ventures	2,895,399	2,983,313
Deferred costs, net	107,163	111,463
Right-of-use assets - operating leases	875,878	885,929
Other assets	507,712	413,670
Total assets (1)	$9,548,652	$9,531,181
Liabilities
Mortgages and other loans payable, net	$1,644,494	$1,491,319
Revolving credit facility, net	535,462	554,752
Unsecured term loans, net	1,245,786	1,244,881
Unsecured notes, net	99,846	99,795
Accrued interest payable	20,083	17,930
Other liabilities	423,816	471,401
Accounts payable and accrued expenses	121,050	153,164
Deferred revenue	153,660	134,053
Lease liability - financing leases	106,187	105,531
Lease liability - operating leases	819,439	827,692
Dividend and distributions payable	20,088	20,280
Security deposits	58,002	49,906
Liabilities related to assets held for sale	10,424	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,358,337	5,270,704
Commitments and contingencies
Limited partner interests in SLGOP (4,299 and 3,949 limited partner common units outstanding at June 30, 2024 and December 31, 2023, respectively)	265,823	238,051
Preferred units	166,731	166,501

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2024	December 31, 2023
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2024 and December 31, 2023	221,932	221,932
SL Green partners' capital (691 and 687 general partner common units and 64,123 and 64,039 limited partner common units outstanding at June 30, 2024 and December 31, 2023, respectively)	3,428,993	3,546,906
Accumulated other comprehensive income	40,371	17,477
Total SLGOP partners' capital	3,691,296	3,786,315
Noncontrolling interests in other partnerships	66,465	69,610
Total capital	3,757,761	3,855,925
Total liabilities and capital	$9,548,652	$9,531,181

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $104.1 million and $41.2 million of land, $65.2 million and $40.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $1.6 million and $5.4 million of accumulated depreciation, $783.2 million and $676.9 million of other assets included in other line items, $204.3 million and $50.0 million of real estate debt, net, $0.9 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, and $328.9 million and $306.5 million of other liabilities included in other line items as of June 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue, net	$150,632	$185,945	$292,136	$380,987
SUMMIT Operator revenue	32,602	28,180	58,206	47,951
Investment income	6,191	9,103	13,594	18,160
Other income	33,395	22,808	46,766	44,702
Total revenues	222,820	246,036	410,702	491,800
Expenses
Operating expenses, including related party expenses of $0 and $0 in 2024, and $0 and $1 in 2023	46,333	46,957	89,941	99,021
Real estate taxes	32,058	39,885	63,664	81,268
Operating lease rent	6,368	6,655	12,773	12,956
SUMMIT Operator expenses	23,188	22,836	45,046	43,524
Interest expense, net of interest income	35,803	40,621	66,976	82,274
Amortization of deferred financing costs	1,677	2,154	3,216	4,175
SUMMIT Operator tax expense	1,855	1,879	560	3,146
Depreciation and amortization	52,247	69,335	100,831	148,117
Loan loss and other investment reserves, net of recoveries	—	—	—	6,890
Transaction related costs	76	33	92	917
Marketing, general and administrative	20,032	22,974	41,345	46,259
Total expenses	219,637	253,329	424,444	528,547

Equity in net income (loss) from unconsolidated joint ventures	4,325	(21,932)	115,485	(29,344)
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(8,129)	—	18,635	(79)
Purchase price and other fair value adjustments	1,265	(17,409)	(49,227)	(17,170)
Loss on sale of real estate, net	(2,741)	(26,678)	(2,741)	(28,329)
Depreciable real estate reserves and impairment	(13,721)	(305,916)	(65,839)	(305,916)
Gain on early extinguishment of debt	17,777	—	17,777	—
Net income (loss)	1,959	(379,228)	20,348	(417,585)
Net loss attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	1,871	1,040	3,165	2,665
Preferred units distributions	(2,406)	(1,851)	(4,309)	(3,449)
Net income (loss) attributable to SLGOP	1,424	(380,039)	19,204	(418,369)
Perpetual preferred unit dividends	(3,737)	(3,737)	(7,475)	(7,475)
Net (loss) income attributable to SLGOP common unitholders	$(2,313)	$(383,776)	$11,729	$(425,844)

Basic (loss) earnings per unit	$(0.04)	$(5.63)	$0.16	$(6.25)
Diluted (loss) earnings per unit	$(0.04)	$(5.63)	$0.16	$(6.25)

Basic weighted average common units outstanding	68,740	68,341	68,753	68,263
Diluted weighted average common units and common unit equivalents outstanding	68,740	68,341	70,137	68,263
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,959	$(379,228)	$20,348	$(417,585)
Other comprehensive income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(98)	41,322	23,116	10,263
Increase (decrease) in unrealized value of marketable securities	316	(476)	1,398	(1,444)
Other comprehensive income	218	40,846	24,514	8,819
Comprehensive income (loss)	2,177	(338,382)	44,862	(408,766)
Net loss attributable to noncontrolling interests	1,871	1,040	3,165	2,665
Other comprehensive loss (income) attributable to noncontrolling interests	2	(2,505)	(1,620)	(654)
Comprehensive income (loss) attributable to SLGOP	$4,050	$(339,847)	$46,407	$(406,755)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at March 31, 2024	$221,932	64,806	$3,473,528	$40,151	$68,037	$3,803,648
Net loss			1,424		(1,871)	(447)
Net loss attributable to partnership units			153			153
Other comprehensive income				220		220
Perpetual preferred unit dividends			(3,737)			(3,737)
DRSPP proceeds			43			43
Reallocation of noncontrolling interest in the Operating Partnership			364			364
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		8	5,578			5,578
Contributions to consolidated joint venture interests					1,823	1,823
Cash distributions to noncontrolling interests					(1,524)	(1,524)
Cash distributions declared ($0.750 per common unit, none of which represented a return of capital for federal income tax purposes)			(48,360)			(48,360)
Balance at June 30, 2024	$221,932	64,814	$3,428,993	$40,371	$66,465	$3,757,761

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at March 31, 2023	$221,932	64,373	$4,219,126	$19,428	$68,688	$4,529,174
Net loss			(380,039)		(1,040)	(381,079)
Net loss attributable to partnership units			23,582			23,582
Other comprehensive income				38,341		38,341
Perpetual preferred unit dividends			(3,737)			(3,737)
DRSPP proceeds		7	158			158
Reallocation of noncontrolling interest in the Operating Partnership			(1,051)			(1,051)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		7	7,445			7,445
Contributions to consolidated joint venture interests					(112)	(112)
Cash distributions to noncontrolling interests					(627)	(627)
Cash distributions declared ($0.812 per common unit, none of which represented a return of capital for federal income tax purposes)			(52,261)			(52,261)
Balance at June 30, 2023	$221,932	64,387	$3,813,223	$57,769	$66,909	$4,159,833

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2023	$221,932	64,726	$3,546,906	$17,477	$69,610	$3,855,925
Net income			19,204		(3,165)	16,039
Net income attributable to partnership units			(748)			(748)
Acquisition of subsidiary interest from noncontrolling interest					(5,674)	(5,674)
Other comprehensive income				22,894		22,894
Perpetual preferred unit dividends			(7,475)			(7,475)
DRSPP proceeds		2	120			120
Reallocation of noncontrolling interest in the Operating Partnership			(42,477)			(42,477)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		86	10,179			10,179
Contributions to consolidated joint venture interests					1,823	1,823
Consolidation of joint venture interest					6,678	6,678
Cash distributions to noncontrolling interests					(2,807)	(2,807)
Cash distributions declared ($1.500 per common unit, none of which represented a return of capital for federal income tax purposes)			(96,716)			(96,716)
Balance at June 30, 2024	$221,932	64,814	$3,428,993	$40,371	$66,465	$3,757,761

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2022	$221,932	64,380	$4,313,497	$49,604	$61,889	$4,646,922
Net loss			(418,369)		(2,665)	(421,034)
Net loss attributable to partnership units			25,919			25,919
Other comprehensive income				8,165		8,165
Perpetual preferred unit dividends			(7,475)			(7,475)
DRSPP proceeds		12	342			342
Reallocation of noncontrolling interest in the Operating Partnership			(11,198)			(11,198)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		(5)	15,004			15,004
Contributions to consolidated joint venture interests					8,448	8,448
Cash distributions to noncontrolling interests					(763)	(763)
Cash distributions declared ($1.625 per common unit, none of which represented a return of capital for federal income tax purposes)			(104,497)			(104,497)
Balance at June 30, 2023	$221,932	64,387	$3,813,223	$57,769	$66,909	$4,159,833

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income (loss)	$20,348	$(417,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	104,047	152,292
Equity in net (income) loss from unconsolidated joint ventures	(115,485)	29,344
Distributions of cumulative earnings from unconsolidated joint ventures	237	409
Equity in net (gain) loss on sale of interest in unconsolidated joint venture interest/real estate	(18,635)	79
Purchase price and other fair value adjustments	49,227	17,170
Depreciable real estate reserves and impairment	65,839	305,916
Loss on sale of real estate, net	2,741	28,329
Loan loss reserves and other investment reserves, net of recoveries	—	6,890
Gain on early extinguishment of debt	(17,777)	—
Deferred rents receivable	(2,009)	(14,357)
Non-cash lease expense	10,052	10,550
Other non-cash adjustments	24,194	(2,523)
Changes in operating assets and liabilities:
Tenant and other receivables	(8,312)	(3,805)
Related party receivables	4,959	(893)
Deferred lease costs	(7,669)	(5,891)
Other assets	11,631	750
Accounts payable, accrued expenses, other liabilities and security deposits	(60,375)	2,697
Deferred revenue	(64)	(585)
Lease liability - operating leases	(8,252)	(4,795)
Net cash provided by operating activities	54,697	103,992
Investing Activities
Additions to land, buildings and improvements	(108,063)	(134,190)
Acquisition deposits and deferred purchase price	(12,817)	—
Investments in unconsolidated joint ventures	(325,282)	(46,977)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	66,735	72,823
Net proceeds from disposition of real estate/joint venture interest	457,142	97,563
Investments in marketable securities	(5,604)	—
Other investments	(5,530)	(17,779)
Origination of debt and preferred equity investments	(8,275)	(10,308)
Repayments or redemption of debt and preferred equity investments	63,496	—
Net cash provided by (used in) investing activities	121,802	(38,868)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Financing Activities
Proceeds from mortgages and other loans payable	493	—
Repayments of mortgages and other loans payable	(34,987)	(2,899)
Proceeds from revolving credit facility, term loans and unsecured notes	700,000	223,000
Repayments of revolving credit facility, term loans and unsecured notes	(720,000)	(218,000)
Proceeds from stock options exercised and DRSPP issuance	120	342
Redemption of preferred units	—	(11,700)
Redemption of OP units	(24,915)	(5,250)
Distributions to noncontrolling interests in other partnerships	(2,807)	(763)
Contributions from noncontrolling interests in other partnerships	1,823	314
Distributions paid on common and preferred units	(115,588)	(122,533)
Deferred loan costs	(346)	(630)
Net cash used in financing activities	(196,207)	(138,119)
Net decrease in cash, cash equivalents, and restricted cash	(19,708)	(72,995)
Cash, cash equivalents, and restricted cash at beginning of year	335,519	384,054
Cash, cash equivalents, and restricted cash at end of period	$315,811	$311,059

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$42,477	$11,198
Investment in joint venture	10,639	—
Deconsolidation of a subsidiary	—	101,351
Consolidation of a subsidiary	6,678	—
Consolidation of mortgage loan payable	205,000	—
Acquisition of subsidiary interest from noncontrolling interest	5,674	—
Contribution to consolidated joint venture interest	—	8,134
Extinguishment of debt	18,000	—
Debt and preferred equity investments	1,133	—
Removal of fully depreciated commercial real estate properties	4,585	7,747
Share repurchase or redemption payable	4,932	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$199,501	$191,979
Restricted cash	116,310	119,080
Total cash, cash equivalents, and restricted cash	$315,811	$311,059
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2024
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2024, noncontrolling investors held, in the aggregate, a 6.22% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On June 30, 2024, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office	14		8,753,441	10	13,009,149	24	21,762,590	89.3%
	Retail	1		22,648	1	12,946	2	35,594	100.0%
	Development/Redevelopment	2	(2)	880,771	1	1,385,484	3	2,266,255	N/A
		17		9,656,860	12	14,407,579	29	24,064,439	89.3%
Suburban	Office	7		862,800	—	—	7	862,800	72.4%
Total commercial properties		24		10,519,660	12	14,407,579	36	24,927,239	88.7%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.3%
Total core portfolio		25		10,660,042	13	14,629,463	38	25,289,505	88.8%

	Alternative Strategy Portfolio (3)	1		7,848	8	3,694,956	9	3,702,804	66.1%
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
(2)As of June 30, 2024, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
(3)Represents non-core assets.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
As of June 30, 2024, we also managed one office building and one retail building owned by third parties encompassing approximately 0.4 million square feet (unaudited), and held debt and preferred equity investments with a book value of $290.5 million, excluding debt and preferred equity investments and other financing receivables totaling $7.5 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at June 30, 2024 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest, but have significant influence over, and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. See Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures."
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
June 30, 2024
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
On a quarterly basis, or when events or changes in circumstances arise, we assess whether there are any indications that the value of our real estate consolidated properties may be impaired or that their carrying value may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) and terminal value to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with Accounting Standards Codification, or ASC 820. We also evaluate our real estate consolidated properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded.
In April 2024, the Company entered into an agreement to sell the property at 719 Seventh Avenue for $30.5 million. As a result of the pending sale, the Company recorded a $46.3 million charge to reduce the carrying value of its investment to the contracted purchase price for the three months ended March 31, 2024, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations. The transaction closed during the second quarter of 2024. See Note 4, "Properties Held for Sale and Property Dispositions."
During the three months ended June 30, 2024, the Company recorded a $13.7 million charge, reflective of $13.2 million of capitalized interest, to reduce the carrying value of the residential condominium units at 760 Madison Avenue, based on the total of the sales contracts that the Company entered into for these units. This charge is included in Depreciable real estate reserves and impairments in the consolidated statements of operations. The transactions are expected to close in the fourth quarter of 2024.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
For the three and six months ended June 30, 2024, we recognized a reduction of rental revenue of $0.9 million and $0.9 million, respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the three and six months ended June 30, 2023, we recognized $6.2 million and $14.5 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Identified intangible assets (included in other assets):
Gross amount	$273,010	$189,680
Accumulated amortization	(189,425)	(184,902)
Net	$83,585	$4,778
Identified intangible liabilities (included in deferred revenue):
Gross amount	$226,034	$205,394
Accumulated amortization	(202,819)	(202,089)
Net	$23,215	$3,305
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of June 30, 2024, we did not have any debt securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Credit losses are recognized in accordance with ASC 326. We account for equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.
As of June 30, 2024 and December 31, 2023, we held the following marketable securities (in thousands):

	June 30, 2024	December 31, 2023
Commercial mortgage-backed securities	$16,593	$9,591
Total investment in marketable securities	$16,593	$9,591
The cost basis of the commercial mortgage-backed securities was $16.9 million and $11.5 million as of June 30, 2024 and December 31, 2023, respectively. These securities mature at various times through 2030. As of June 30, 2024, two securities were in an unrealized gain position of $0.4 million with a fair market value of $11.3 million, and one security was in an unrealized loss position of $0.9 million with a fair market value of $5.3 million and was in a continuous unrealized loss position for more than 12 months. All securities were in an unrealized loss position as of December 31, 2023 with an unrealized loss of $1.9 million, a fair market value of $9.6 million and were in a continuous unrealized loss position for more than 12 months. We do not intend to sell our other securities, and it is more likely than not that we will not be required to sell the investments before recovery of their amortized cost bases.
We did not dispose of any debt marketable securities during the three and six months ended June 30, 2024 and 2023.
We held no equity marketable securities as of June 30, 2024 and December 31, 2023.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. Aside from charges noted in Note 6, "Investments in Unconsolidated Joint Ventures," we do not believe that the values of any of our equity investments were impaired at June 30, 2024.
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
June 30, 2024
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
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of June 30, 2024 and 2023 was $4.3 million and $3.2 million, respectively, and is included in Deferred revenue on the consolidated balance sheets.
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
June 30, 2024
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
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state and local corporate tax liability for these entities. During the three and six months ended June 30, 2024, we recorded Federal, state and local tax provisions totaling $0.9 million and $1.6 million, respectively, for these entities. During the three and six months ended June 30, 2023, we recorded Federal, state and local tax provisions totaling $2.0 million and $2.7 million, respectively, for these entities.
SUMMIT is also held in a TRS and pays Federal, state and local taxes. During the three and six months ended June 30, 2024, we recorded Federal, state and local tax expense for SUMMIT of $1.9 million and $0.6 million, respectively. During the three and six months ended June 30, 2023, we recorded Federal, state and local tax expense for SUMMIT of $1.9 million and $3.1 million, respectively.
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
June 30, 2024
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Paramount Global (formerly ViacomCBS Inc.), which accounted for 5.4% of our share of annualized cash rent as of June 30, 2024, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, for the three months ended June 30, 2024.
For the three months ended June 30, 2024, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended June 30, 2024
One Vanderbilt Avenue	17.2%
11 Madison Avenue	8.7%
420 Lexington Ave	7.0%
1515 Broadway	6.7%
245 Park Avenue	5.9%
1185 Avenue of the Americas	5.9%
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Beginning in the second quarter of 2024, we reclassified amounts recorded for certain right-of-use assets classified as operating leases from a gross presentation above accumulated depreciation to a net presentation below accumulated depreciation in our consolidated balance sheets. This includes reclassifying the related amortization that was previously included in the accumulated depreciation. We believe this presentation enhances the Company's financial statements.
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
June 30, 2024
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
3. Property Acquisitions and Consolidations
Property Acquisitions
During the six months ended June 30, 2024, we did not acquire any properties from a third party.
Property Consolidations
The following table summarizes the properties consolidated during the six months ended June 30, 2024:

Property	Consolidation Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
10 East 53rd Street (1)	March 2024	Fee Interest	354,300	$236.0

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
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
As of June 30, 2024, Palisades Premier Conference Center was classified as held for sale as we entered into an agreement to sell the property for $26.3 million. The sale closed in July 2024.
Property Dispositions
The following table summarizes the properties sold during the six months ended June 30, 2024:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet	Sales Price (1) (in millions)	Loss on Sale (in millions) (2)
719 Seventh Avenue	June 2024	Fee Interest	10,040	$30.5	$(2.0)
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The loss on sale is net of $2.1 million of employee compensation accrued in connection with the realization of the investment disposition. The amounts do not include adjustments for expenses recorded in subsequent periods.

5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the six months ended June 30, 2024 and the twelve months ended December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Balance at beginning of year (1)	$346,745	$623,280
Debt investment originations/fundings/accretion (2)	4,106	72,160
Preferred equity investment originations/accretion (2) (3)	4,265	8,142
Redemptions/sales/syndications/equity ownership/amortization	(64,629)	(349,947)
Net change in loan loss reserves	—	(6,890)
Balance at end of period (1) (4)	$290,487	$346,745
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Excludes a $205.2 million preferred equity investment that is included in Investment in unconsolidated joint ventures in our consolidated balance sheet. See Note 6, "Investments in Unconsolidated Joint Ventures."
(4)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
Below is a summary of our debt and preferred equity investments as of June 30, 2024 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value		Senior Financing	Maturity (2)
Type	Carrying Value	Face Value	Interest Rate (1)	Carrying Value	Face Value	Interest Rate
Mezzanine Debt	$108,222	$108,377	S + 5.00% - 12.38%	$50,000	$50,000	8.00% - 8.40%	$158,222	(3)	$803,690	2024 - 2029
Preferred Equity (4)	—	—	—	132,265	132,265	6.5%	132,265		250,000	2027
Balance at end of period	$108,222	$108,377		$182,265	$182,265		$290,487		$1,053,690
(1)Floating interest rates are presented with the stated spread over Term SOFR ("S").
(2)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
(3)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
(4)Excludes a $205.2 million preferred equity investment that is included in Investment in unconsolidated joint ventures in our consolidated balance sheet. See Note 6, "Investments in Unconsolidated Joint Ventures."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
The following table is a roll forward of our total allowance for loan losses for the six months ended June 30, 2024 and the twelve months ended December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Balance at beginning of year	$13,520	$6,630
Current period provision for loan loss	—	6,890
Balance at end of period (1)	$13,520	$13,520
(1)As of June 30, 2024, all debt and preferred equity investments on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $49.8 million, which is included in the Company's alternative strategy portfolio.

As of June 30, 2024, two investments that are in the Company's alternative strategy portfolio and have a total carrying value, net of reserves, of $49.8 million were not performing in accordance with their respective terms. As of December 31, 2023, the same two investments with a total carrying value, net of reserves, of $49.8 million were not performing in accordance with their respective terms. This is further discussed in the Debt Investments and Preferred Equity Investments tables below.
No other financing receivables were 90 days past due as of June 30, 2024 and December 31, 2023.
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of June 30, 2024 and December 31, 2023 (dollars in thousands):

Risk Rating	June 30, 2024	December 31, 2023
1 - Low Risk Assets - Low probability of loss	$152,265	$210,333
2 - Watch List Assets - Higher potential for loss (1)	138,222	136,412
3 - High Risk Assets - Loss more likely than not	—	—
	$290,487	$346,745
(1)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of June 30, 2024 (dollars in thousands):

	As of June 30, 2024
Risk Rating	2024 (1)	2023 (1)	2022 (1)	Prior (1)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$152,265		$152,265
2 - Watch List Assets - Higher potential for loss	—	—	—	138,222	(2)	138,222
3 - High Risk Assets - Loss more likely than not	—	—	—	—		—
	$—	$—	$—	$290,487		$290,487
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)Includes two investments with a total carrying value of $49.8 million that are included in the Company's alternative strategy portfolio.
We have determined that we have one portfolio segment of financing receivables as of June 30, 2024 and December 31, 2023 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $8.7 million and $8.8 million as of June 30, 2024 and December 31, 2023, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the six months ended June 30, 2024 and 2023. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
Debt Investments
    As of June 30, 2024 and December 31, 2023, we held the following debt investments with an aggregate weighted average current yield of 6.38% as of June 30, 2024 (dollars in thousands):

Loan Type	June 30, 2024 Future Funding Obligations	June 30, 2024 Senior Financing	June 30, 2024 Carrying Value (1)	December 31, 2023 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3) (4) (6)	$—	$105,000	$13,366	$13,366	July 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Total fixed rate	$—	$285,000	$63,366	$63,366
Floating Rate Investments:
Mezzanine Loan (5) (6)	$—	$275,000	$50,000	$50,000	April 2023
Mezzanine Loan	3,761	54,000	8,243	8,243	July 2024 (7)
Mezzanine Loan	8,950	189,690	50,133	48,323	January 2026
Mezzanine Loan	—	—	—	62,333	May 2024
Total floating rate	$12,711	$518,690	$108,376	$168,899
Allowance for loan loss	$—	$—	$(13,520)	$(13,520)
Total	$12,711	$803,690	$158,222	$218,745
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
(4)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of June 30, 2024. No investment income has been recognized subsequent to it being put on non-accrual. In the first quarter of 2023, the Company fully reserved the balance of the investment. Additionally, we determined the borrower entity to be a VIE, in which we are not the primary beneficiary.
(5)This loan went into default and was put on non-accrual in January 2023 and remains on non-accrual as of June 30, 2024. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower with respect to the loan.
(6)Included in the Company's alternative strategy portfolio.
(7)In July 2024, this loan was extended by one year to July 2025.
Preferred Equity Investments
As of June 30, 2024 and December 31, 2023, we held the following preferred equity investment with an aggregate weighted average current yield of 6.55% as of June 30, 2024 (dollars in thousands), excluding a $205.2 million preferred equity investment that is included in Investment in unconsolidated joint ventures in our consolidated balance sheet:

Type	June 30, 2024 Future Funding Obligations	June 30, 2024 Senior Financing	June 30, 2024 Carrying Value (1)	December 31, 2023 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$250,000	$132,265	$128,000	February 2027
Allowance for loan loss	$—	$—	$—	$—
Total	$—	$250,000	$132,265	$128,000
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of June 30, 2024, the book value of these investments was $2.9 billion, net of investments with negative book values totaling $166.0 million for which we have an implicit commitment to fund future capital needs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
As of June 30, 2024, 800 Third Avenue and our preferred equity investment in 625 Madison Avenue are VIEs in which we are not the primary beneficiary. As of December 31, 2023, 800 Third Avenue and 625 Madison Avenue were VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $257.5 million and $437.9 million as of June 30, 2024 and December 31, 2023, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we do not control, but have significant influence over the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of June 30, 2024:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Unaudited Approximate Square Feet
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000
800 Third Avenue	Private Investors	60.52%	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	51.00%	1,454,000
11 West 34th Street (2)	Private Investor / Wharton Properties	30.00%	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158
1552-1560 Broadway (2) (3)	Wharton Properties	50.00%	50.00%	57,718
650 Fifth Avenue (2) (4)	Wharton Properties	50.00%	50.00%	69,214
11 Madison Avenue	PGIM Real Estate	60.00%	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea / Hines Interest LP	71.01%	71.01%	1,657,198
Worldwide Plaza (2)	RXR Realty / New York REIT	24.95%	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	56.87%	1,750,000
2 Herald Square (2) (5)	Israeli Institutional Investor	95.00%	95.00%	369,000
115 Spring Street (2)	Private Investor	51.00%	51.00%	5,218
15 Beekman (6)	A fund managed by Meritz Alternative Investment Management	20.00%	20.00%	221,884
85 Fifth Avenue	Wells Fargo	36.27%	36.27%	12,946
One Madison Avenue (7)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	51.00%	1,135,000
450 Park Avenue (8)	Korean Institutional Investor / Israeli Institutional Investor	50.10%	25.10%	337,000
5 Times Square (2)	RXR Realty led investment group	31.55%	31.55%	1,131,735
245 Park Avenue	U.S. Affiliate of Mori Trust Co., Ltd	50.10%	50.10%	1,782,793
625 Madison Avenue (9)	Private Investor	90.93%	90.93%	591,123
(1)Ownership interest and economic interest represent the Company's interests in the joint venture as of June 30, 2024. Changes in ownership or economic interests within the current year are disclosed in the notes below.
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
(7)In 2021, the Company admitted an additional partner to the development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at June 30, 2024 and December 31, 2023.
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
(9)In connection with the sale of the fee ownership interest, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. The Company's share, net of unamortized discounts, is $205.2 million with an aggregate weighted average current yield of 8.95% as of June 30, 2024.
Disposition of Joint Venture Interests or Properties

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
The following table summarizes the investments in unconsolidated joint ventures sold during the six months ended June 30, 2024:

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in millions)	Gain (Loss) on Sale (in millions) (1) (2)
717 Fifth Avenue	10.92%	January 2024	$963.0	$24.9
625 Madison Avenue (3)	90.43%	May 2024	634.6	(7.6)
(1)Represents the Company's share of the gain.
(2)For the six months ended June 30, 2024, the gain (loss) on sale is net of $7.8 million of employee compensation recognized in connection with the realization of the investment dispositions. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
(3)In connection with the sale of the fee ownership interest, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property. Prior to the completion of the sale, the Company recorded a charge of $5.9 million for capital contributions required during the three months ended March 31, 2024 while the investment was under contract, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations.

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases, we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of June 30, 2024 and December 31, 2023, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)

						Principal Outstanding		Principal Outstanding
	Economic	Current Maturity	Final Maturity	Interest		June 30, 2024		December 31, 2023
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:
650 Fifth Avenue (4)	50.00%	July 2024 (5)	July 2024 (5)		5.45%	$65,000	$32,500	$65,000	$32,500
5 Times Square (4)	31.55%	September 2024	September 2026		7.23%	551,020	173,847	477,783	150,740
1515 Broadway	56.87%	March 2025	March 2025		3.93%	751,580	427,416	762,002	433,344
115 Spring Street (4)	51.00%	March 2025	March 2025		5.50%	65,550	33,431	65,550	33,431
450 Park Avenue	25.10%	June 2025	June 2027		6.10%	279,059	70,044	271,394	68,120
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	840,000	1,400,000	840,000
One Madison Avenue (6)	25.50%	November 2025	November 2026		7.10%	574,938	146,609	733,103	186,941
15 Beekman	20.00%	January 2026	January 2028		5.99%	120,000	24,000	—	—
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	107,120	177,000	107,120
919 Third Avenue	51.00%	April 2026	April 2028		6.11%	500,000	255,000	500,000	255,000
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	885,768	1,768,000	885,768
Worldwide Plaza (4)	24.95%	November 2027	November 2027		3.98%	1,200,000	299,400	1,200,000	299,400
One Vanderbilt Avenue	71.01%	July 2031	July 2031		2.95%	3,000,000	2,130,300	3,000,000	2,130,300
220 East 42nd Street						—	—	505,412	257,760
625 Madison Avenue						—	—	199,987	180,848
10 East 53rd Street						—	—	220,000	121,000
717 Fifth Avenue						—	—	655,328	71,536
Total fixed rate debt						$10,452,147	$5,425,435	$12,000,559	$6,053,808
Floating Rate Debt:
11 West 34th Street (4)	30.00%	February 2023 (7)	February 2023 (7)	L+	1.45%	$23,000	$6,900	$23,000	$6,900
1552 Broadway (4)	50.00%	February 2024 (8)	February 2024 (8)	S+	2.75%	193,133	96,566	193,133	96,567
650 Fifth Avenue (4)	50.00%	July 2024 (5)	July 2024 (5)	S+	2.25%	210,000	105,000	210,000	105,000
220 East 42nd Street (9)	51.00%	July 2024 (9)	June 2025	S+	2.86%	505,412	257,760	—	—
5 Times Square (4)	31.55%	September 2024	September 2026	S+	5.59%	608,609	192,016	610,010	192,458
100 Park Avenue	49.90%	December 2024	December 2025	S+	2.36%	360,000	179,640	360,000	179,640
One Madison Avenue (6)	25.50%	November 2025	November 2026	S+	3.10%	256,363	65,373	—	—
280 Park Avenue	50.00%	September 2026	September 2028	S+	1.78%	1,075,000	537,500	1,200,000	600,000
2 Herald Square						—	—	182,500	93,075
15 Beekman						—	—	124,137	24,827
Total floating rate debt						$3,231,517	$1,440,755	$2,902,780	$1,298,467
Total joint venture mortgages and other loans payable						$13,683,664	$6,866,190	$14,903,339	$7,352,275
Deferred financing costs, net						(89,982)	(49,691)	(104,062)	(54,865)
Total joint venture mortgages and other loans payable, net						$13,593,682	$6,816,499	$14,799,277	$7,297,410
(1)Economic interest represents the Company's interests in the joint venture as of June 30, 2024. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(3)Interest rates as of June 30, 2024, taking into account interest rate hedges at the joint venture. Corporate interest rate hedges are not taken into consideration. Floating rate debt is presented with the stated spread over Term SOFR ("S").
(4)Included in the Company's alternative strategy portfolio.
(5)In July 2024, the maturity date of the loan was extended by one month to August 2024. The Company is in discussions with the lenders on a further extension.
(6)The loan is a $1.25 billion construction facility with an initial term of five years with one, one year extension option. Advances under the loan are subject to costs incurred. In conjunction with the loan, the Company provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.
(7)The Company's joint venture partner is in discussions with the lender on resolution of the past maturity.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
(8)The Company is in discussions with the lender on resolution of the past maturity.
(9)In July 2024, the joint venture closed on a loan extension through December 2027.

We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.8 million and $6.5 million from these services, net of our ownership share of the joint ventures, for the three and six months ended June 30, 2024, respectively. We earned $8.3 million and $12.9 million from these services, net of our ownership share of the joint ventures, for the three and six months ended June 30, 2023, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets (1)
Commercial real estate property, net	$16,514,243	$17,561,406
Cash and restricted cash	672,903	656,038
Tenant and other receivables, related party receivables, and deferred rents receivable	619,409	673,532
Debt and preferred equity investments, net	225,743	—
Right-of-use assets	931,159	905,934
Other assets	2,476,351	2,584,765
Total assets	$21,439,808	$22,381,675
Liabilities and equity (1)
Mortgages and other loans payable, net	$13,593,682	$14,799,277
Deferred revenue	1,022,793	1,108,180
Lease liabilities	1,014,419	990,276
Other liabilities	430,542	447,705
Equity	5,378,372	5,036,237
Total liabilities and equity	$21,439,808	$22,381,675
Company's investments in unconsolidated joint ventures	$2,895,399	$2,983,313
(1)At June 30, 2024, $539.5 million of net unamortized basis differences between the carrying value of our investments and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended June 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$365,007	$344,289	$730,346	$733,741
Operating expenses	59,733	58,776	125,483	120,744
Real estate taxes	73,479	66,124	149,111	131,864
Operating lease rent	8,478	7,258	17,503	14,439
Interest expense, net of interest income	142,196	129,154	292,050	258,631
Amortization of deferred financing costs	4,159	7,198	10,231	14,243
Depreciation and amortization	135,611	117,402	269,789	242,668
Total expenses	423,656	385,912	864,167	782,589
Gain on early extinguishment of debt	61,185	—	233,704	—
Net income (loss) before loss on sale	$2,536	$(41,623)	$99,883	$(48,848)
Company's equity in net income (loss) from unconsolidated joint ventures	$4,325	$(21,932)	$115,485	$(29,344)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
7. Deferred Costs
Deferred costs as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred leasing costs	$404,949	$399,224
Less: accumulated amortization	(297,786)	(287,761)
Deferred costs, net	$107,163	$111,463
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of June 30, 2024 and December 31, 2023, respectively, were as follows (dollars in thousands):

Property	Maturity Date	Final Maturity Date (1)	Interest Rate (2)		June 30, 2024	December 31, 2023
Fixed Rate Debt:
420 Lexington Avenue	October 2024	October 2040		3.99%	$274,251	$277,238
10 East 53rd Street	May 2025	May 2028 (3)		5.45%	205,000	—
100 Church Street	June 2025	June 2027		5.89%	370,000	370,000
7 Dey / 185 Broadway	November 2025	November 2026 (3)		6.65%	190,148	190,148
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
Total fixed rate debt					$1,589,399	$1,387,386
Floating Rate Debt:
690 Madison Avenue (4)	July 2025	July 2025	S+	0.50%	$60,493	$60,000
719 Seventh Avenue					—	50,000
Total floating rate debt					$60,493	$110,000
Total mortgages and other loans payable					$1,649,892	$1,497,386
Deferred financing costs, net of amortization					(5,398)	(6,067)
Total mortgages and other loans payable, net					$1,644,494	$1,491,319
(1)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(2)Interest rate as of June 30, 2024, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term SOFR ("S"), unless otherwise specified.
(3)As-of-right extension.
(4)Included in the Company's alternative strategy portfolio.
As of June 30, 2024 and December 31, 2023, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $1.8 billion and $1.9 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of June 30, 2024, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of June 30, 2024, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of June 30, 2024, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of June 30, 2024, the facility fee was 30 basis points.
As of June 30, 2024, we had $1.4 million of outstanding letters of credit, $540.0 million drawn under the revolving credit facility and $1.25 billion of outstanding term loans, with total undrawn capacity of $708.6 million under the 2021 credit facility. As of June 30, 2024 and December 31, 2023, the revolving credit facility had a carrying value of $535.5 million and $554.8 million, respectively, net of deferred financing costs. As of June 30, 2024 and December 31, 2023, the term loans had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2024 and December 31, 2023, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2024 Unpaid Principal Balance	June 30, 2024 Accreted Balance	December 31, 2023 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
	$100,000	$100,000	$100,000
Deferred financing costs, net	—	(154)	(205)
	$100,000	$99,846	$99,795
(1)Interest rate as of June 30, 2024.
(2)Issued by the Company and the Operating Partnership as co-obligors in a private placement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2024 and December 31, 2023, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2024, including as-of-right extension options but excluding other extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2024	$1,501	$272,750	$—	$200,000	$—	$—	$474,251	$1,432,137
2025	—	430,493	—	—	—	100,000	530,493	1,756,465
2026	—	190,148	—	—	—	—	190,148	362,120
2027	—	550,000	540,000	1,050,000	—	—	2,140,000	1,185,168
2028	—	205,000	—	—	—	—	205,000	—
Thereafter	—	—	—	—	100,000	—	100,000	2,130,300
	$1,501	$1,648,391	$540,000	$1,250,000	$100,000	$100,000	$3,639,892	$6,866,190
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense before capitalized interest	$49,503	$65,932	$98,371	$130,774
Interest on financing leases	1,124	1,110	2,244	2,216
Capitalized interest	(13,786)	(26,969)	(31,733)	(52,433)
Amortization of discount on assumed debt	164	1,355	164	2,842
Interest income	(1,202)	(807)	(2,070)	(1,125)
Interest expense, net	$35,803	$40,621	$66,976	$82,274

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
10. Related Party Transactions
One Vanderbilt Avenue Investment
In December 2016, we entered into agreements with entities owned and controlled by our Chairman, Chief Executive Officer ("CEO") and Interim President, Marc Holliday, and our former President, Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project (inclusive of the property and SUMMIT One Vanderbilt) at the appraised fair market value for the interests acquired. This investment entitles these entities to receive a percentage of any profits realized by the Company from its One Vanderbilt project in excess of the Company's capital contributions, of approximately 1.27% and 0.85%, respectively, on account of the property and 1.92% and 1.28%, respectively, on account of SUMMIT One Vanderbilt. The entities had no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests had no value and these entities were not entitled to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company received distributions from the One Vanderbilt project in excess of the Company's aggregate investment in the project. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equaled the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
Messrs. Holliday and Mathias have the right to tender their interests in the project upon stabilization (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the seven-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday’s and Mathias’s continued service with us. The price paid upon a tender of the interests will equal the liquidation value of the interests at the time, with the value being based on the project's sale price, if applicable, or fair market value as determined by an independent third party appraiser. In 2022, stabilization of the property (excluding SUMMIT One Vanderbilt) was achieved. Therefore, Messrs. Holiday and Mathias exercised their rights to tender 50% of their interests in the property (excluding SUMMIT One Vanderbilt) in July 2022. In 2023, stabilization of SUMMIT One Vanderbilt was achieved.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three and six months ended June 30, 2024, we recorded $0.7 million and $1.5 million, respectively, of rent expense under the lease. For the three and six months ended June 30, 2023, we recorded $0.7 million and $1.5 million, respectively, of rent expense under the lease.
Additionally, in June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. For the three and six months ended June 30, 2024, we recorded $6.3 million and $12.6 million, respectively, of rent expense under the lease, including percentage rent, of which $4.1 million and $8.3 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. For the three and six months ended June 30, 2023, we recorded $7.8 million and $14.1 million, respectively, of rent expense under the lease, including percentage rent, of which $5.2 million and $9.3 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations.
719 Seventh Avenue
In April 2024, the Company entered into an arrangement to sell the property at 719 Seventh Avenue for $30.5 million to a special purpose entity ("SPE"), of which our former President and current director, Andrew Mathias, is a partner. No amounts from the transaction will be payable to Mr. Mathias. Mr. Mathias is initially expected to own up to 40% of the equity of the SPE representing an investment by Mr. Mathias of up to approximately $7.0 million in the acquisition of the property. The transaction closed during the second quarter of 2024. See Note 4, "Properties Held for Sale and Property Dispositions."
760 Madison Avenue Condominium Unit
In July 2024, the Company entered into an agreement to sell one of the condominium units located at 760 Madison Avenue to an entity owned by a trust of which the beneficiaries are the family members of our Chairman, CEO and Interim President, Marc Holliday, for $8.4 million. The transaction is expected to close in the fourth quarter of 2024.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
Other
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures, inclusive of our ownership share of the joint ventures, and related parties as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Due from joint ventures	$6,538	$10,603
Other	1,589	1,565
Related party receivables	$8,127	$12,168
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of June 30, 2024 and December 31, 2023, the noncontrolling interest unit holders owned 6.22%, or 4,298,837 units, and 5.75%, or 3,949,448 units, of the Operating Partnership, respectively. As of June 30, 2024, 4,298,837 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2024 and the twelve months ended December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Balance at beginning of period	$238,051	$269,993
Distributions	(7,126)	(14,779)
Issuance of common units	10,036	25,365
Redemption and conversion of common units	(19,983)	(18,589)
Net income (loss)	748	(37,465)
Accumulated other comprehensive income (loss) allocation	1,620	(1,960)
Fair value adjustment	42,477	15,486
Balance at end of period	$265,823	$238,051

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of June 30, 2024:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	6.00%	109,161	109,161	109,161	$60.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	70.0000	1,000.00	29.12	January 2007
Series K	3.50%	700,000	563,954	341,677	0.8750	25.00	134.67	August 2014
Series L	4.00%	500,000	378,634	372,634	1.0000	25.00	—	August 2014
Series R	3.50%	400,000	400,000	400,000	0.8750	25.00	154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	1.0000	25.00	—	August 2015
Series V (5)	5.00%	40,000	40,000	40,000	1.2500	25.00	—	May 2019
Series W (6)	(6)	1	1	1	(6)	(6)	(6)	January 2020
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
(4)Issued through a consolidated subsidiary. The units are redeemable at any time after December 13, 2024 at par for cash at the option of the unit holder.
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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the six months ended June 30, 2024 and the twelve months ended December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Balance at beginning of period	$166,501	$177,943
Issuance of preferred units	—	—
Redemption of preferred units	—	(11,700)
Dividends paid on preferred units	(3,379)	(6,271)
Accrued dividends on preferred units	3,609	6,529
Balance at end of period	$166,731	$166,501
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2024, 64,814,035 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
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
As of June 30, 2024, 36,107,719 shares have been repurchased under the program, excluding the redemption of OP units. We did not repurchase any shares under the program during six months ended June 30, 2024.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares of common stock issued	814	6,761	2,476	12,041
Dividend reinvestments/stock purchases under the DRSPP	$43	$158	$120	$342
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
SL Green's earnings per share for the three and six months ended June 30, 2024 and 2023 are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2024	2023	2024	2023
Basic Earnings:
(Loss) income attributable to SL Green common stockholders	$(2,160)	$(360,194)	$10,981	$(399,925)
Less: distributed earnings allocated to participating securities	(436)	(407)	(872)	(813)
Net (loss) income attributable to SL Green common stockholders (numerator for basic earnings per share)	$(2,596)	$(360,601)	$10,109	$(400,738)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—	436	—
Add back: effect of dilutive securities (redemption of units to common shares)	(99)	(24,081)	748	(25,919)
Net (loss) income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$(2,695)	$(384,682)	$11,293	$(426,657)

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2024	2023	2024	2023
Basic Shares:
Weighted average common stock outstanding	64,353	64,102	64,340	64,091
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,387	4,239	4,413	4,172
Stock-based compensation plans	—	—	1,384	—
Diluted weighted average common stock outstanding	68,740	68,341	70,137	68,263
The Company has excluded 1,574,571 and 135,000 common stock equivalents from the calculation of diluted shares outstanding for the three and six months ended June 30, 2024, respectively, as they were anti-dilutive. The Company has excluded 1,529,312 and 1,381,565 common stock equivalents from the calculation of diluted shares outstanding for the three and six months ended June 30, 2023, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at June 30, 2024 owned 64,814,035 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
Limited Partner Units
As of June 30, 2024, limited partners, other than SL Green, owned 6.22%, or 4,298,837 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and six months ended June 30, 2024 and 2023, respectively, are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2024	2023	2024	2023
Basic Earnings:
Net (loss) income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(2,313)	$(383,776)	$11,729	$(425,844)
Less: distributed earnings allocated to participating securities	(436)	(906)	(872)	(813)
Net (loss) income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$(2,749)	$(384,682)	$10,857	$(426,657)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—	436	—
Net (loss) income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(2,749)	$(384,682)	$11,293	$(426,657)

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2024	2023	2024	2023
Basic units:
Weighted average common units outstanding	68,740	68,341	68,753	68,263
Effect of Dilutive Securities:
Stock-based compensation plans	—	—	1,384	—
Diluted weighted average common units outstanding	68,740	68,341	70,137	68,263
The Operating Partnership has excluded 1,574,571 and 135,000 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2024, respectively, as they were anti-dilutive. The Operating Partnership has excluded 1,529,312 and 1,381,565 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2023, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.59 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.84 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fifth amendment and restatement in June 2022 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 32,210,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 1, 2032, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of June 30, 2024, 3.2 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information. There were no options granted during the six months ended June 30, 2024 or the year ended December 31, 2023.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
A summary of the status of the Company's stock options as of June 30, 2024 and December 31, 2023, and changes during the six months ended June 30, 2024 and year ended December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	115,980	$103.52	313,480	$97.59
Exercised	—	—	—	—
Lapsed or canceled	—	—	(197,500)	84.14
Balance at end of period	115,980	$103.52	115,980	$103.52
Options exercisable at end of period	115,980	$103.52	115,980	$103.52
The remaining weighted average contractual life of the options outstanding was 2.5 years and the remaining average contractual life of the options exercisable was 2.5 years.
During the three and six months ended June 30, 2024, we recognized no compensation expense related to options. During the three and six months ended June 30, 2023, we recognized no compensation expense related to options. As of June 30, 2024, there was no unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares may be granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of June 30, 2024 and December 31, 2023 and changes during the six months ended June 30, 2024 and the year ended December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
Balance at beginning of period	4,089,174	3,758,174
Granted	7,234	337,350
Canceled	(9,100)	(6,350)
Balance at end of period	4,087,308	4,089,174
Vested during the period	134,620	147,915
Compensation expense recorded	$5,251,715	$7,766,055
Total fair value of restricted stock granted during the period	$361,621	$15,789,540
The fair value of restricted stock that vested during the six months ended June 30, 2024 and the year ended December 31, 2023 was $7.1 million and $10.2 million, respectively. As of June 30, 2024, there was $14.8 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $22.4 million and $38.1 million as of June 30, 2024 and December 31, 2023, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of June 30, 2024, there was $35.1 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.6 years.
During the three and six months ended June 30, 2024, we recorded compensation expense related to bonus, time-based and performance-based awards of $6.8 million and $13.0 million. During the three and six months ended June 30, 2023, we recorded compensation expense related to bonus, time-based and performance-based awards of $10.6 million and $20.6 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
For the three and six months ended June 30, 2024, $0.4 million and $0.8 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and six months ended June 30, 2023, $0.3 million and $0.7 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the six months ended June 30, 2024, 15,945 phantom stock units and 25,590 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.4 million during the three and six months ended June 30, 2024, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.3 million during the three and six months ended June 30, 2023, respectively, related to the Deferred Compensation Plan.
As of June 30, 2024, there were 125,654 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2024, 224,159 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of June 30, 2024 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Total
Balance at December 31, 2023	$25,352	$(6,084)	$(1,791)	$17,477
Other comprehensive income before reclassifications	39,637	7,130	1,315	48,082
Amounts reclassified from accumulated other comprehensive income	(18,326)	(6,862)	—	(25,188)
Balance at June 30, 2024	$46,663	$(5,816)	$(476)	$40,371
(1)Amount reclassified from accumulated other comprehensive income is included in interest expense in the respective consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive income relating to net unrealized gain (loss) on derivative instruments, was ($0.3 million) and ($0.4 million), respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$16,593	$—	$16,593	$—
Interest rate cap and swap agreements (included in Other assets)	55,531	—	55,531	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$11,224	$—	$11,224	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$9,591	$—	$9,591	$—
Interest rate cap and swap agreements (included in Other assets)	33,456	—	33,456	—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$17,108	$—	$17,108	$—
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
June 30, 2024
(unaudited)
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
The following table provides the carrying value and fair value of these financial instruments as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$290,487	(2)	$346,745	(2)

Fixed rate debt	$3,039,399	$2,977,065	$3,237,386	$3,184,338
Variable rate debt (3)	600,493	599,156	270,000	268,787
	$3,639,892	$3,576,221	$3,507,386	$3,453,125
(1)Amounts exclude net deferred financing costs.
(2)As of June 30, 2024, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion. As of December 31, 2023, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion.
(3)As of June 30, 2024, variable rate debt with a carrying value of $60.5 million and fair value of $59.0 million is included in the Company's alternative strategy portfolio.

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of June 30, 2024 and December 31, 2023. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of June 30, 2024 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$205,000	4.000%	February 2024	February 2025	Other Assets	$1,387
Interest Rate Cap	370,000	3.250%	June 2024	June 2025	Other Assets	5,953
Interest Rate Cap	370,000	3.250%	June 2024	June 2025	Other Liabilities	(5,929)
Interest Rate Swap	257,760	5.010%	June 2024	June 2025	Other Liabilities	(186)
Interest Rate Swap	150,000	2.621%	December 2021	January 2026	Other Assets	4,504
Interest Rate Swap	200,000	2.662%	December 2021	January 2026	Other Assets	5,892
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	3,505
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	3,923
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	2,294
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	8,547
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	11,330
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Assets	3,023
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Assets	3,768
Interest Rate Swap	68,678	4.466%	August 2024	June 2027	Other Liabilities	(486)
Interest Rate Swap	300,000	4.487%	November 2024	November 2027	Other Liabilities	(3,582)
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Assets	1,397
Interest Rate Swap	204,963	3.915%	February 2025	May 2028	Other Assets	8
Interest Rate Swap	537,500	4.137%	April 2024	September 2028	Other Liabilities	(1,041)
						$44,307

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
During the three and six months ended June 30, 2024, we recorded a gain of $1.3 million and $6.5 million, respectively, based on the changes in the fair value of forward-starting interest rate swaps, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During the three and six months ended June 30, 2023, we recorded a loss of $0.4 million and $0.2 million, respectively, based on the changes in the fair value of an interest rate cap we sold, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During the three and six months ended June 30, 2024, we recorded a loss of $0.1 million and $0.1 million, respectively, on the changes in fair value, which is included in interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2023, we recorded a loss of $0.1 million and $0.1 million, respectively, on the changes in fair value, which is included in interest expense in the consolidated statements of operations.
Certain agreements the Company has with each of its derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of June 30, 2024, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was ($11.6 million). As of June 30, 2024, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $12.2 million as of June 30, 2024.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($31.6 million) of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and ($5.7 million) of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2024	2023		2024	2023
Interest Rate Swaps/Caps	$11,192	$45,626	Interest expense	$9,734	$10,598
Share of unconsolidated joint ventures' derivative instruments	1,836	11,036	Equity in net income (loss) from unconsolidated joint ventures	3,392	4,742
	$13,028	$56,662		$13,126	$15,340

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2024	2023		2024	2023
Interest Rate Swaps/Caps	$42,347	$27,713	Interest expense	$19,497	$19,621
Share of unconsolidated joint ventures' derivative instruments	7,542	9,541	Equity in net income (loss) from unconsolidated joint ventures	7,276	7,370
	$49,889	$37,254		$26,773	$26,991
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of June 30, 2024 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$279,059	4.000%	August 2023	August 2024	Asset	$400
Interest Rate Cap	551,020	3.500%	September 2023	September 2024	Asset	1,980
Interest Rate Cap	287,469	4.000%	May 2024	November 2024	Asset	1,386
Interest Rate Cap	287,469	4.000%	May 2024	November 2024	Asset	1,386
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	4,001
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	3,999
Interest Rate Swap	177,000	1.555%	December 2022	February 2026	Asset	8,575
						$21,727
18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
The components of lease income from operating leases in our consolidated statements of operations during the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease payments	$136,427	$159,437	$264,680	$325,790
Variable lease payments	15,069	20,294	28,370	40,744
Total lease payments (1)	$151,496	$179,731	$293,050	$366,534
Amortization of acquired above and below-market leases	(864)	6,214	(914)	14,453
Total rental revenue	$150,632	$185,945	$292,136	$380,987
(1)Amounts include $45.9 million and $94.3 million of sublease income during the three and six months ended June 30, 2024, respectively, and $48.9 million and $97.8 million of sublease income during the three and six months ended June 30, 2023, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2024
(unaudited)
The components of lease income from sales-type leases during the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income (1)	$1,123	$1,109	$2,243	$2,215
(1)These amounts are included in Interest expense, net of interest income in our consolidated statements of operations.

19. Commitments and Contingencies
Legal Proceedings
As of June 30, 2024, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
June 30, 2024
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
Selected consolidated results of operations for the three and six months ended June 30, 2024 and 2023, and selected asset information as of June 30, 2024 and December 31, 2023, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	SUMMIT Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
June 30, 2024	$184,027	$32,602	$6,191	$222,820
June 30, 2023	$208,753	$28,180	$9,103	$246,036
Six months ended:
June 30, 2024	$338,902	$58,206	$13,594	$410,702
June 30, 2023	$425,689	$47,951	$18,160	$491,800
Net income (loss)
Three months ended:
June 30, 2024	$(6,146)	$7,111	$994	$1,959
June 30, 2023	$(381,636)	$3,214	$(806)	$(379,228)
Six months ended:
June 30, 2024	$6,581	$11,564	$2,203	$20,348
June 30, 2023	$(424,519)	$796	$6,138	$(417,585)
Total assets
As of:
June 30, 2024	$8,781,809	$471,115	$295,728	$9,548,652
December 31, 2023	$8,716,738	$464,799	$349,644	$9,531,181

We allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment because that segment does not have dedicated personnel and the use of personnel and resources is dependent on transaction volume between the three segments, which varies between periods. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. SUMMIT segment incurs its own marketing, general and administrative expenses for its dedicated personnel, which are included in SUMMIT Operator expenses in the consolidated statement of operations. For the three and six months ended June 30, 2024, marketing, general and administrative expenses totaled $20.0 million and $41.3 million, respectively. For the three and six months ended June 30, 2023, marketing, general and administrative expenses totaled $23.0 million and $46.3 million, respectively. All other expenses, except interest and SUMMIT operator expenses, relate entirely to the real estate assets.
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
As of June 30, 2024, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office	14		8,753,441	10	13,009,149	24	21,762,590	89.3%
	Retail	1		22,648	1	12,946	2	35,594	100.0%
	Development/Redevelopment	2	(2)	880,771	1	1,385,484	3	2,266,255	N/A
		17		9,656,860	12	14,407,579	29	24,064,439	89.3%
Suburban	Office	7		862,800	—	—	7	862,800	72.4%
Total commercial properties		24		10,519,660	12	14,407,579	36	24,927,239	88.7%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.3%
Total core portfolio		25		10,660,042	13	14,629,463	38	25,289,505	88.8%

	Alternative Strategy Portfolio (3)	1		7,848	8	3,694,956	9	3,702,804	66.1%
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
(2)As of June 30, 2024, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
(3)Represents non-core assets.
As of June 30, 2024, we also managed one office building and one retail building owned by third parties encompassing approximately 0.4 million square feet (unaudited), and held debt and preferred equity investments with a book value excluding the impact of credit losses of $290.5 million, excluding approximately $7.5 million of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and preferred equity investments line item.
Critical Accounting Policies and Estimates
Refer to the 2023 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies and estimates, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, lease classification, revenue recognition, and debt and preferred equity investments. During the three and six months ended June 30, 2024, there were no material changes to these policies.

Results of Operations
Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023
The following comparison for the three months ended June 30, 2024, or 2024, to the three months ended June 30, 2023, or 2023, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2023 and still owned by us in the same manner as of June 30, 2024 (Same-Store Properties totaled 21 of our 26 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2024 and 2023 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2024 and 2023,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2024	2023	$ Change	% Change	2024	2023	2024	2023	2024	2023	$ Change	% Change

Rental revenue	$139.7	$139.1	$0.6	0.4%	$0.2	$0.3	$10.7	$46.5	$150.6	$185.9	$(35.3)	(19.0)%
SUMMIT Operator revenue	—	—	—	—%	—	—	$32.6	$28.2	32.6	28.2	4.4	15.6%
Investment income	—	—	—	—%	—	—	6.2	9.1	6.2	9.1	(2.9)	(31.9)%
Other income	1.4	0.1	1.3	1,300.0%	—	—	32.0	22.7	33.4	22.8	10.6	46.5%
Total revenues	141.1	139.2	1.9	1.4%	0.2	0.3	81.5	106.5	222.8	246.0	(23.2)	(9.4)%

Property operating expenses	72.2	68.4	3.8	5.6%	0.2	0.3	12.4	24.8	84.8	93.5	(8.7)	(9.3)%
SUMMIT Operator expenses	—	—	—	—%	—	—	23.2	22.8	23.2	22.8	0.4	1.8%
Transaction related costs	—	—	—	—%	—	—	0.1	—	0.1	—	0.1	100.0%
Marketing, general and administrative	—	—	—	—%	—	—	20.0	23.0	20.0	23.0	(3.0)	(13.0)%
	72.2	68.4	3.8	5.6%	0.2	0.3	55.7	70.6	128.1	139.3	(11.2)	(8.0)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(37.5)	(42.8)	5.3	(12.4)%
SUMMIT Operator tax expense									(1.9)	(1.9)	—	—%
Depreciation and amortization									(52.2)	(69.3)	17.1	(24.7)%
Equity in net income (loss) from unconsolidated joint ventures									4.3	(21.9)	26.2	(119.6)%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(8.1)	—	(8.1)	100.0%
Purchase price and other fair value adjustments									1.3	(17.4)	18.7	(107.5)%
Loss on sale of real estate, net									(2.7)	(26.7)	24.0	(89.9)%
Depreciable real estate reserves and impairment									(13.7)	(305.9)	292.2	(95.5)%
Gain on early extinguishment of debt									17.8	—	17.8	100.0%
Net income (loss)									$2.0	$(379.2)	$381.2	(100.5)%

Rental Revenue
Rental revenues decreased due primarily to the deconsolidation of 245 Park Avenue ($36.3 million) as a result of the sale of a joint venture interest during the second quarter of 2023.
The following table presents a summary of the commenced leasing activity for the three months ended June 30, 2024 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	3,269,814
Space which became available during the period (3)
• Office	144,983
• Retail	9,961
• Storage	288
	155,232
Total space available	3,425,046
Leased space commenced during the period:
• Office(4)	344,587	361,509	$112.33	$108.08	$115.30	10.3	12.7
• Retail	7,256	7,880	$111.17	$154.54	$93.27	7.7	12.8
Total leased space commenced	351,843	369,389	$112.30	$108.67	$114.83	10.2	12.7

Total available space at end of period	3,073,203

Early renewals
• Office	39,948	45,695	$72.67	$74.69	$25.01	7.6	6.0
• Retail	6,103	6,018	$330.51	$379.77	$—	—	5.0
Total early renewals	46,051	51,713	$102.68	$110.19	$22.10	6.7	5.9

Total commenced leases, including replaced previous vacancy
• Office		407,204	$107.88	$100.86	$105.17	10.0	11.9
• Retail		13,898	$206.14	$320.83	$52.88	4.4	9.4
Total commenced leases		421,102	$111.12	$109.03	$103.44	9.8	11.8
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $103.45 per rentable square feet for 165,556 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $96.79 per rentable square feet for 211,251 rentable square feet.

SUMMIT Operator revenue
SUMMIT Operator revenues were higher for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to increased attendance.
Investment Income
Investment income decreased due to a lower weighted average debt and preferred equity investment balance for the three months ended June 30, 2024 as compared to the same period in 2023. For the three months ended June 30, 2024, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $331.3 million and 7.1%, respectively, as compared to $645.8 million and 5.8%, respectively, for the three months ended June 30, 2023.
Other Income
Other income increased primarily due to fee income related to the sales of 625 Madison Avenue ($11.5 million) and 719 Seventh Avenue ($3.5 million) during the three months ended June 30, 2024. Other income for the three months ended June 30, 2023 included fee income related to the 49.9% interest sale of 245 Park Avenue ($4.7 million).
Property Operating Expenses
Property operating expenses decreased due primarily to the deconsolidation of 245 Park in the second quarter of 2023 ($12.7 million) and decreased real estate taxes at our Acquired Properties ($0.7 million), partially offset by increased variable expenses ($2.7 million) and real estate taxes ($1.1 million) at our Same-Store Properties.
SUMMIT Operator expenses
SUMMIT Operator expenses were higher for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to increased attendance.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $20.0 million for three months ended June 30, 2024, as compared to $23.0 million for the same period in 2023 due lower compensation related expenses.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased due to the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($14.7 million) and the sale of 719 Seventh in the second quarter of 2024 ($2.5 million). These decreases were offset primarily by a decrease in interest capitalization in connection with properties that are under development or redevelopment ($8.5 million) and the consolidation of 10 East 53rd Street in the first quarter of 2024 ($3.6 million). The weighted average consolidated debt balance outstanding was $3.8 billion for the three months ended June 30, 2024, compared to $5.5 billion for the three months ended June 30, 2023. The consolidated weighted average interest rate was 5.21% for the three months ended June 30, 2024, as compared to 4.59% for the three months ended June 30, 2023.
Depreciation and Amortization
Depreciation and amortization decreased due primarily to the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($20.3 million), offset by an increase at our Same-Store Properties ($3.4 million) during the three months ended June 30, 2024.
Equity in net income (loss) from unconsolidated joint ventures
Equity in net income (loss) from unconsolidated joint ventures increased primarily due to a $30.7 million gain on discounted debt extinguishment recognized at 280 Park Avenue during the three months ended June 30, 2024.
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate
During the three months ended June 30, 2024, we recognized a loss on the sale of our interest in 625 Madison Avenue ($7.6 million). During the three months ended June 30, 2023, we did not sell any joint venture interests.
Purchase price and other fair value adjustments
During the three months ended June 30, 2024, we recorded $1.3 million of positive fair value adjustments related to derivatives that are not designated as hedges. During the three months ended June 30, 2023, we recorded a $17.0 million fair value adjustment relating to the 50.1% interest we retained in 245 Park Avenue, which was deconsolidated when a 49.9% joint venture interest was sold.

Loss on sale of real estate, net
During the three months ended June 30, 2024, we recognized a loss on the sale of 719 Seventh Avenue ($2.0 million). During the three months ended June 30, 2023, we recognized a loss on the sale of a 49.9% joint venture interest in 245 Park Avenue ($28.3 million).
Depreciable real estate reserves and impairment
During the three months ended June 30, 2024, we recognized a depreciable real estate reserve and impairment related to the condominium units at 760 Madison Avenue ($13.7 million), reflective of $13.2 million of capitalized interest, based on the total of the sales contracts that the Company entered into for these units. During the three months ended June 30, 2023, we recognized depreciable real estate reserves and impairments related to 625 Madison Avenue ($305.9 million) following a strategic review of the property that addressed a range of relevant considerations, including the increase in ground rent to an amount substantially above what the Company believed was appropriate.
Gain on early extinguishment of debt
During the three months ended June 30, 2024, we recognized a $17.8 million gain on discounted debt extinguishment at 719 Seventh Avenue.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023
The following comparison for the six months ended June 30, 2024, or 2024, to the six months ended June 30, 2023, or 2023, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2023 and still owned by us in the same manner as of June 30, 2024 (Same-Store Properties totaled 21 of our 26 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2024 and 2023 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2024 and 2023,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2024	2023	$ Change	% Change	2024	2023	2024	2023	2024	2023	$ Change	% Change

Rental revenue	$274.2	$281.7	$(7.5)	(2.7)%	$0.7	$0.7	$17.2	$98.6	$292.1	$381.0	$(88.9)	(23.3)%
SUMMIT Operator revenue	—	—	—	—%	—	—	58.2	48.0	58.2	48.0	10.2	—%
Investment income	—	—	—	—%	—	—	13.6	18.2	13.6	18.2	(4.6)	(25.3)%
Other income	2.6	0.7	1.9	271.4%	—	—	44.2	44.0	46.8	44.7	2.1	4.7%
Total revenues	276.8	282.4	(5.6)	(2.0)%	0.7	0.7	133.2	208.8	410.7	491.9	(81.2)	(16.5)%

Property operating expenses	142.7	140.3	2.4	1.7%	0.6	0.9	23.3	52.3	166.6	193.5	(26.9)	(13.9)%
SUMMIT Operator expenses	—	—	—	—%	—	—	45.0	43.5	45.0	43.5	1.5	—%
Transaction related costs	—	—	—	—%	—	—	0.1	0.9	0.1	0.9	(0.8)	(88.9)%
Marketing, general and administrative	—	—	—	—%	—	—	41.3	46.3	41.3	46.3	(5.0)	(10.8)%
	142.7	140.3	2.4	1.7%	0.6	0.9	109.7	143.0	253.0	284.2	(31.2)	(11.0)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(70.2)	(86.4)	16.2	(18.8)%
SUMMIT Operator tax expense									(0.6)	(3.1)	2.5	(80.6)%
Depreciation and amortization									(100.8)	(148.1)	47.3	(31.9)%
Equity in net income (loss) from unconsolidated joint ventures									115.5	(29.3)	144.8	(494.2)%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									18.6	(0.1)	18.7	(18,700.0)%
Purchase price and other fair value adjustments									(49.2)	(17.2)	(32.0)	186.0%
Loss on sale of real estate, net									(2.7)	(28.3)	25.6	(90.5)%
Depreciable real estate reserves and impairment									(65.8)	(305.9)	240.1	(78.5)%
Gain on early extinguishment of debt									17.8	—	17.8	100.0%
Loan loss and other investment reserves, net of recoveries									—	(6.9)	6.9	(100.0)%
Net income (loss)									$20.3	$(417.6)	$437.9	(104.9)%

Rental Revenue
Rental revenues decreased due primarily to the deconsolidation of 245 Park Avenue ($77.0 million) as a result of the sale of a joint venture interest during the second quarter of 2023 and a lower contribution from our Same-Store Properties ($7.4 million) due primarily to increased vacancy at 555 West 57th Street and 1350 Avenue of the Americas.
The following table presents a summary of the commenced leasing activity for the six months ended June 30, 2024 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	2,906,493
Space which became available during the period (3)
• Office	686,702
• Retail	9,961
• Storage	2,119
	698,782
Total space available	3,605,275
Leased space commenced during the period:
• Office(4)	521,826	559,819	$93.51	$93.59	$106.47	10.0	11.4
• Retail	9,106	9,631	$125.22	$306.66	$112.66	7.8	13.3
• Storage	1,140	1,096	$15.47	$15.00	$—	—	1.4
Total leased space commenced	532,072	570,546	$93.90	$96.48	$106.37	9.9	11.4

Total available space at end of period	3,073,203

Early renewals
• Office	222,538	237,840	$78.48	$79.29	$15.60	5.6	4.9
• Retail	6,103	6,018	$330.51	$379.77	$—	—	5.0
• Storage	253	258	$40.00	$40.00	$—	—	5.0
Total early renewals	228,894	244,116	$84.66	$86.66	$15.20	5.4	4.9

Total commenced leases, including replaced previous vacancy
• Office		797,659	$89.03	$86.68	$79.38	8.7	9.5
• Retail		15,649	$204.16	$351.09	$69.33	4.8	10.1
• Storage		1,354	$20.14	$20.15	$—	—	2.1
Total commenced leases		814,662	$91.13	$91.72	$79.05	8.6	9.5
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $89.96 per rentable square feet for 254,290 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $84.41 per rentable square feet for 492,130 rentable square feet.
SUMMIT Operator revenue
SUMMIT Operator revenues were higher for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to increased attendance.
Investment Income
Investment income decreased due to a lower weighted average debt and preferred equity investment balance for the six months ended June 30, 2024 as compared to the same period in 2023. For the six months ended June 30, 2024, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $349.0 million and 7.5%, respectively, as compared to $644.3 million and 5.8%, respectively, for the six months ended June 30, 2023.

Other Income
Other income increased primarily due to fee income related to the sales of 625 Madison Avenue ($11.5 million) and 719 Seventh Avenue ($3.5 million) during the six months ended June 30, 2024, and an increase in special servicing fees ($0.7 million) during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. These increases were offset by lower lease termination income ($6.5 million) during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, as well as fee income related to the 49.9% interest sale of 245 Park Avenue ($4.7 million) during the six months ended June 30, 2023.
Property Operating Expenses
Property operating expenses decreased due primarily to the deconsolidation of 245 Park in the second quarter of 2023 ($27.3 million) and reduced real estate taxes at our Acquired Properties ($1.5 million), partially offset by increased real estate taxes ($1.3 million) at our Same-Store Properties.
SUMMIT Operator expenses
SUMMIT Operator expenses were higher for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to increased attendance.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $41.3 million for the six months ended June 30, 2024, compared to $46.3 million for the same period in 2023, due to lower compensation related expenses.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, decreased due to the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($31.1 million), the repayment of unsecured corporate term loans ($6.2 million) in the third quarter of 2023, and the sale of 719 Seventh in the second quarter of 2024 ($2.5 million). These decreases were offset primarily by increased interest expense from the revolving credit facility ($7.5 million) due to a higher balance, a decrease in interest capitalization in connection with properties that are under development or redevelopment ($11.9 million) during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and the consolidation of 10 East 53rd Street ($3.6 million) in the first quarter of 2024. The weighted average consolidated debt balance outstanding was $3.8 billion for the six months ended June 30, 2024, compared to $5.6 billion for the six months ended June 30, 2023. The consolidated weighted average interest rate was 5.20% for the six months ended June 30, 2024, as compared to 4.51% for the six months ended June 30, 2023.
SUMMIT Operator tax expense
The decrease in SUMMIT Operator tax expense for six months ended June 30, 2024 as compared to the same period in 2023 was attributable to estimated taxes being less than actual taxes paid for 2023.
Depreciation and Amortization
Depreciation and amortization decreased due primarily to the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($48.5 million) as well as at our Acquired Properties ($1.7 million), partially offset by an increase at our Same-Store Properties ($3.9 million) during the six months ended June 30, 2024.
Equity in net income (loss) from unconsolidated joint ventures
Equity in net income (loss) from unconsolidated joint ventures increased due primarily to increased income at 2 Herald Square ($126.6 million) as a result of the $141.7 million gain on discounted debt extinguishment at the property during the six months ended June 30, 2024. The six months ended June 30, 2023 included $23.6 million of income recognized for holdover rent, interest and reimbursement of attorneys' fees collected following the completion of legal proceedings against a former tenant and its guarantor. Additionally, a $30.7 million gain on discounted debt extinguishment was recognized at 280 Park Avenue during the six months ended June 30, 2024. These increases were partially offset by a reduction of income at 919 Third Avenue ($5.6 million) due primarily to a reduction in lease termination income and increased interest expense.
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate
During the six months ended June 30, 2024, we recognized a gain on the sale of our interest in 717 Fifth Avenue ($24.9 million) and a loss on the sale of our interest in 625 Madison Avenue ($7.6 million). During the six months ended June 30, 2023, we recognized a loss on the sale of our interest in 121 Greene Street ($0.3 million).

Purchase price and other fair value adjustments
During the six months ended June 30, 2024, we recorded a $55.7 million negative fair value adjustment relating to the consolidation of 10 East 53rd Street, partially offset by a $6.5 million positive fair value adjustment related to derivatives that are not designated as hedges. During the six months ended June 30, 2023, we recorded a $17.0 million fair value adjustment relating to the 50.1% interest we retained in 245 Park Avenue, which was deconsolidated when a 49.9% joint venture interest was sold.
Loss on sale of real estate, net
During the six months ended June 30, 2024, we recognized a loss on the sale of 719 Seventh Avenue ($2.0 million). During the six months ended June 30, 2023, we recognized a loss on the sale of a 49.9% joint venture interest in 245 Park Avenue ($28.3 million).
Depreciable real estate reserves and impairment
During the six months ended June 30, 2024, we recognized depreciable real estate reserves and impairments at 719 Seventh Avenue ($46.3 million) and 760 Madison Avenue ($13.7 million), reflective of $13.2 million of capitalized interest for 760 Madison Avenue, to reduce the carrying value of our investments based on the sales contracts that the Company entered into for these properties. In addition, we recognized depreciable real estate reserves and impairments related to our investment in 625 Madison Avenue ($5.9 million), which remained under contract for sale as of March 31, 2024 prior to the sale closing in the second quarter of 2024. During the six months ended June 30, 2023, we recognized depreciable real estate reserves and impairments related to 625 Madison Avenue ($305.9 million) following a strategic review of the property that addressed a range of relevant considerations, including the increase in ground rent to an amount substantially above what the Company believed was appropriate.
Gain on early extinguishment of debt
During the six months ended June 30, 2024, we recognized a $17.8 million gain on discounted debt extinguishment at 719 Seventh Avenue.
Loan loss and other investment reserves, net of recoveries
During the six months ended June 30, 2024, we did not recognize any loan loss and other investment reserves. During the six months ended June 30, 2023, we recorded a $6.9 million loan loss reserve on one debt and preferred equity investment.
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

The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our financing and operating leases, as of June 30, 2024 are as follows (in thousands):

	Remaining 2024	2025	2026	2027	2028	Thereafter	Total
Property mortgages and other loans	$274,251	$430,493	$190,148	$550,000	$205,000	$—	$1,649,892
Revolving credit facility	—	—	—	540,000	—	—	540,000
Unsecured term loans	200,000	—	—	1,050,000	—	—	1,250,000
Senior unsecured notes	—	100,000	—	—	—	—	100,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	1,592	3,228	3,276	3,325	3,375	196,794	211,590
Operating leases	26,733	53,595	53,734	53,746	54,211	1,208,864	1,450,883
Estimated interest expense	96,475	157,797	137,246	49,966	8,847	35,308	485,639
Joint venture debt	1,432,137	1,756,465	362,120	1,185,168	—	2,130,300	6,866,190
Total	$2,031,188	$2,501,578	$746,524	$3,432,205	$271,433	$3,671,266	$12,654,194
We estimate that for the remainder of the year ending December 31, 2024, we expect to incur $25.9 million of leasing capital expenditures and $22.3 million of recurring capital expenditures on existing consolidated properties. In addition, we expect to incur $54.4 million of development or redevelopment expenditures on existing consolidated properties, none of which will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $129.6 million, of which $104.3 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of June 30, 2024, we had liquidity of $0.9 billion, comprised of $708.6 million of availability under our revolving credit facility and $216.1 million of consolidated cash on hand, inclusive of $16.6 million of marketable securities. This liquidity excludes $205.3 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $315.8 million and $311.1 million as of June 30, 2024 and 2023, respectively, representing an increase of $4.7 million. The increase was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023	(Decrease) Increase
Net cash provided by operating activities	$54,697	$103,992	$(49,295)
Net cash provided by (used in) investing activities	121,802	(38,868)	160,670
Net cash used in financing activities	(196,207)	(138,119)	(58,088)
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third-party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2024, when compared to the six months ended June 30, 2023, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$26,127
Acquisition deposits and deferred purchase price	(12,817)
Joint venture investments	(278,305)
Distributions from joint ventures	(6,088)
Proceeds from sales of real estate/partial interest in property	359,579
Debt and preferred equity and other investments	72,174
Increase in net cash provided by (used in) investing activities	$160,670
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $134.2 million for the six months ended June 30, 2023 to $108.1 million for the six months ended June 30, 2024 due to decreased spending on development and redevelopment properties.
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
During the six months ended June 30, 2024, when compared to the six months ended June 30, 2023, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$477,493
Repayments of our debt obligations	(534,088)
Net distribution to noncontrolling interests	(111)
Other financing activities	(19,381)
Proceeds from stock options exercised and DRSPP issuance	(222)
Redemption of preferred stock	11,700
Dividends and distributions paid	6,521
Increase in net cash used in financing activities	$(58,088)
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2024, 64,814,035 shares of common stock and no shares of excess stock were issued and outstanding.
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
As of June 30, 2024,36,107,719 shares have been repurchased under the program, excluding the redemption of OP units. We did not repurchase any shares under the program during six months ended June 30, 2024.

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2024, the Company filed a new registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and six months ended June 30, 2024 and 2023, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares of common stock issued	814	6,761	2,476	12,041
Dividend reinvestments/stock purchases under the DRSPP	$43	$158	$120	$342
Fifth Amended and Restated 2005 Stock Option and Incentive Plan
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of June 30, 2024, 3.2 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, and phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the six months ended June 30, 2024, 15,945 phantom stock units and 25,590 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.4 million during the three and six months ended June 30, 2024, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.3 million during the three and six months ended June 30, 2023, respectively, related to the Deferred Compensation Plan.
As of June 30, 2024, there were 125,654 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, 2022 term loan, senior unsecured notes and trust preferred securities outstanding as of June 30, 2024 and December 31, 2023, (amounts in thousands).

Debt Summary:	June 30, 2024	December 31, 2023
Balance
Fixed rate	$1,114,399	$1,117,386
Variable rate—hedged	1,925,000	2,120,000
Total fixed rate	3,039,399	3,237,386
Total variable rate	600,493	270,000
Total debt	$3,639,892	$3,507,386

Debt, preferred equity, and other investments subject to variable rate	$108,222	$168,745
Net exposure to variable rate debt	492,271	101,255

Percent of Total Debt:
Fixed rate	83.5%	92.3%
Variable rate (1)	16.5%	7.7%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	4.80%	4.68%
Variable rate	6.74%	6.11%
Effective interest rate	5.20%	4.71%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 13.9% and 3.0% as of June 30, 2024 and December 31, 2023, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on adjusted Term SOFR (5.34% and 5.35% as of June 30, 2024 and December 31, 2023, respectively). Our consolidated debt as of June 30, 2024 had a weighted average term to maturity of 2.15 years.
Certain of our debt and equity investments and other investments, with carrying values of $108.2 million as of June 30, 2024 and $168.7 million as of December 31, 2023, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our consolidated variable rate debt to total debt was 13.9% and 3.0% as of June 30, 2024 and December 31, 2023, respectively.
Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of June 30, 2024, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of June 30, 2024, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of June 30, 2024, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 165 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of June 30, 2024, the facility fee was 30 basis points.
As of June 30, 2024, we had $1.4 million of outstanding letters of credit, $540.0 million drawn under the revolving credit facility and $1.25 billion of outstanding term loans, with total undrawn capacity of $708.6 million under the 2021 credit facility. As of June 30, 2024 and December 31, 2023, the revolving credit facility had a carrying value of $535.5 million and $554.8 million, respectively, net of deferred financing costs. As of June 30, 2024 and December 31, 2023, the term loans had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2024 and December 31, 2023, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. As of June 30, 2024, $3.0 billion of our consolidated long-term debt and $5.4 billion of our share of joint venture long-term debt bears interest at fixed rates. Our variable rate debt and variable rate joint venture debt as of June 30, 2024 bore interest based on a spread to LIBOR of 145 basis points and Term SOFR of 50 basis points to 559 basis points. Based on the debt outstanding as of June 30, 2024, a hypothetical 100 basis point increase in the applicable floating interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $4.6 million and would increase our share of joint venture annual interest cost by $13.5 million. As of June 30, 2024, $0.1 billion of our debt and preferred equity portfolio was indexed to SOFR.
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

FFO for the six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income attributable to SL Green common stockholders	$(2,160)	$(360,194)	$10,981	$(399,925)
Add:
Depreciation and amortization	52,247	69,335	100,831	148,117
Joint venture depreciation and noncontrolling interest adjustments	72,238	65,149	146,496	134,683
Net loss attributable to noncontrolling interests	(2,024)	(24,622)	(2,417)	(28,584)
Less:
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(8,129)	—	18,635	(79)
Purchase price and other fair value adjustments	(50)	(17,013)	(55,702)	(17,013)
Loss on sale of real estate, net	(2,741)	(26,678)	(2,741)	(28,329)
Depreciable real estate reserves and impairment	(13,721)	(305,916)	(65,839)	(305,916)
Depreciation on non-rental real estate assets	1,000	851	2,153	1,719
Funds from Operations attributable to SL Green common stockholders and unit holders	$143,942	$98,424	$359,385	$203,909
Cash flows provided by operating activities	$79,374	$61,643	$54,697	$103,992
Cash flows provided by (used in) investing activities	125,515	27,501	121,802	(38,868)
Cash flows used in financing activities	(207,574)	(135,347)	(196,207)	(138,119)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2023 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2024, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A. RISK FACTORS
As of June 30, 2024, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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
The following table summarizes share repurchases executed under the program, excluding the redemption of OP units, during the three months ended June 30, 2024:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
April 1-30	—	$—	36,107,719
May 1-31	—	$—	36,107,719
June 1-30	—	$—	36,107,719

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

Exhibit No.	Description
31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: July 31, 2024	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: July 31, 2024		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)