Form 10-K
period 2024-12-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2025-02-18
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
SL Green Realty Corp.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
SL Green Operating Partnership, L.P.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒
Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
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
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (58,315,632 shares) was $3.3 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2024.
As of February 13, 2025, 71,004,564 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 13, 2025, 301,668 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2025 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of December 31, 2024, the Company owns 94.03% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2024, noncontrolling investors held, in aggregate, a 5.97% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
◦Note 11, Noncontrolling Interests on the Company's Consolidated Financial Statements;
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1. BUSINESS

General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, primarily engaged in the ownership, management, operation, acquisition, development, redevelopment, repositioning and financing of commercial real estate properties, principally office properties, located in the New York metropolitan area, principally in Manhattan, a borough of New York City. We were formed in June, 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, who serves as a member and the chairman emeritus of the Company's board of directors, had been engaged in the business of owning, managing, leasing, and repositioning office properties in Manhattan.
As of December 31, 2024, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Leased Occupancy(1)
Commercial:
Manhattan	Office	15		9,587,441	9	12,175,149	24	21,762,590	92.5%
	Retail	2		30,496	1	12,946	3	43,442	100%
	Development/Redevelopment	2	(2)	880,771	1	1,385,484	3	2,266,255	N/A
		19		10,498,708	11	13,573,579	30	24,072,287	92.5%
Suburban	Office	7		862,800	—	—	7	862,800	73.5%
Total commercial properties		26		11,361,508	11	13,573,579	37	24,935,087	91.8%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.1%
Total core portfolio		27		11,501,890	12	13,795,463	39	25,297,353	91.9%

	Alternative Strategy Portfolio	—		—	7	2,567,025	7	2,567,025	63.0%
(1)The weighted average leased occupancy for commercial properties represents the total leased square footage divided by total square footage at acquisition. The weighted average leased occupancy for residential properties represents the total leased units divided by total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.
(2)As of December 31, 2024, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of December 31, 2024, we also managed one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet, and held debt and preferred equity investments with a book value of $303.7 million, excluding debt and preferred equity investments and other financing receivables totaling $9.7 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
Our corporate offices are located in midtown Manhattan at One Vanderbilt Avenue, New York, New York 10017. As of December 31, 2024, we employed 1,221 employees, 313 of whom were employed in our corporate offices. We maintain a website at www.slgreen.com and can be contacted at (212) 594-2700 or by email at investor.relations@slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Corporate Structure
In connection with the Company's initial public offering, or IPO, in August 1997, the Operating Partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties. We refer to these management, leasing and construction entities, which are owned by S.L. Green Management Corp, as the "Service Corporation." The Company is organized to qualify, and has elected to qualify, as a REIT, under the Internal Revenue Code of 1986, as amended, or the Code.
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2024, we owned 94.03% of its economic interests. All of the management and leasing operations with respect to our wholly owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns 100% of Management LLC.
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
Business and Growth Strategies
SL Green, Manhattan's largest owner of office real estate, is focused primarily on the ownership, management, operation, acquisition, development, redevelopment, repositioning and financing of Manhattan commercial properties, principally office properties.
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
•Investing in CMBS and debt and preferred equity positions that generate consistently strong risk-adjusted returns, increase the breadth of our market insight, foster key market relationships and source potential future investment and special servicing opportunities;
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
SUMMIT
SUMMIT One Vanderbilt is an observation deck that offers panoramic views of New York while immersing its visitors in an art experience. SUMMIT opened in October 2021 and welcomed approximately 2.3 million in 2024. Our constant focus and assessment of customer experience includes monitoring crowd volume and wait times for our attractions and services at SUMMIT, allowing us to maximize revenue per customer and adjust operating hours to meet the demand of peak reservation times during the week. In 2024, the Company announced its intention to expand the SUMMIT experience to a location in Paris, France in the future. The Company is also evaluating several opportunities to expand SUMMIT to other locations.
Manhattan Office Market Overview
Manhattan is the largest office market in the United States containing more rentable square feet than the next four largest central business district office markets combined. According to Cushman and Wakefield Research Services, as of December 31, 2024, Manhattan has a total office inventory of approximately 419.3 million square feet, including 261.4 million square feet in midtown. The properties in our portfolio are primarily concentrated in some of Manhattan's most prominent midtown locations.
While the near-term addition of new supply to the Manhattan office inventory is expected to be nominal relative to the size of the overall market, we view new supply in locations near a variety of transportation options would be a positive to the Manhattan office market given the older vintage of the majority of Manhattan's office inventory and the desire of tenants to occupy new, high quality, efficient office space that provides for easy commutability for their employees.

According to Cushman and Wakefield Research Services, the total volume of leases signed in Manhattan for the year ended December 31, 2024 grew to 23.4 million as compared to 18.0 million square feet for the year ended December 31, 2023. Overall average asking rents in Manhattan decreased in 2024 by 0.8% from $73.33 per square foot as of December 31, 2023 to $72.73 per square foot as of December 31, 2024, while Manhattan Class A asking rents increased to $81.19 per square foot, up 0.3% from $80.98 as of December 31, 2023. Manhattan's diverse tenant base is exemplified by the following tables, which show the percentage of leasing volume attributable to each industry:

	Percent of Manhattan Leasing Volume (1)
Industry	2024	2023
Financial Services	31.1%	39.1%
Technology, Advertising, Media, and Information ("TAMI")	15.5%	15.2%
Legal Services	14.8%	17.2%
Real Estate	9.4%	2.2%
Retail/Wholesale	9.2%	6.2%
Professional Services	8.0%	5.6%
Public Sector	6.7%	12.4%
Amusement, Arts, Entertainment	2.8%	—%
Other	2.5%	2.1%
(1)Source: Cushman and Wakefield Research Services
General Terms of Leases in the Manhattan Markets
Leases in Manhattan typically contain terms that may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in Manhattan is generally seven to fifteen years. Tenants leasing space in excess of 10,000 square feet for an initial term of 10 years or longer often will negotiate an option to extend the term of the lease for one or two renewal periods, typically for a term of five years each. The base rent during the initial term often will provide for agreed-upon periodic increases over the term of the lease. Base rent for renewal terms is most often based upon the then fair market rental value of the premises as of the commencement date of the applicable renewal term (generally determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value), though base rent for a renewal period may be set at 95% of the then fair market rent. Very infrequently, leases may contain termination options whereby a tenant can terminate the lease obligation before the lease expiration date with payment of a penalty together with repayment of the unamortized portion of the landlord's transaction costs (e.g., brokerage commissions, free rent periods, tenant improvement allowances, etc.).
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
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased for properties owned by us as of December 31, 2024:

	Leased Occupancy as of December 31,
Property	2024	2023
Same-Store office properties - Manhattan (1)	92.5%	90.0%
Manhattan office properties	92.5%	89.4%
Suburban office properties	73.5%	77.1%
Unconsolidated joint venture office properties	95.0%	91.1%
Portfolio (2)	89.2%	89.2%
(1)All office properties located in Manhattan owned by us as of January 1, 2023 and still owned by us in the same manner as of December 31, 2024. Percent Occupied includes leases signed but not yet commenced.
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

	ANNUAL LEASE EXPIRATIONS - MANHATTAN OPERATING PROPERTIES
	Consolidated Properties					Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)	Number of Expiring Leases (1)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)

2024 (3)	9	126,384	1.50%	7,390,300	$58.47	1	1,423	—%	$24,000	$16.87

1st Quarter 2025	13	235,307	2.80%	14,979,840	$63.66	6	33,399	0.30%	$2,762,921	$82.72
2nd Quarter 2025	16	99,894	1.20%	8,184,444	81.93	3	196,196	1.80%	20,404,766	104.00
3rd Quarter 2025	19	60,714	0.70%	4,544,320	74.85	1	4,576	—%	302,623	66.13
4th Quarter 2025	34	359,429	4.20%	33,001,617	91.82	7	78,808	0.70%	6,982,782	88.60

Total 2025	82	755,344	8.90%	$60,710,221	$80.37	17	312,979	2.80%	$30,453,092	$97.30

2026	78	847,874	10.00%	$58,604,929	$69.12	21	350,768	3.10%	$47,036,241	$134.10
2027	80	808,055	9.50%	65,504,055	81.06	17	222,604	2.00%	31,852,679	143.09
2028	64	675,774	8.00%	49,898,756	73.84	21	250,810	2.20%	30,428,097	121.32
2029	57	705,732	8.30%	48,572,940	68.83	18	147,621	1.30%	15,378,083	104.17
2030	45	848,373	10.00%	59,570,712	70.22	15	329,755	2.90%	38,410,279	116.48
2031	26	423,086	5.00%	31,467,856	74.38	15	2,688,738	23.80%	205,643,360	76.48
2032	20	731,991	8.60%	45,177,103	61.72	14	992,725	8.80%	89,598,105	90.25
2033	20	348,403	4.10%	27,643,595	79.34	11	250,685	2.20%	28,051,255	111.90
Thereafter	76	2,225,853	26.10%	139,472,015	62.66	65	5,740,480	50.90%	583,552,330	101.66
	557	8,496,869	100.00%	$594,012,482	$69.91	215	11,288,588	100.00%	$1,100,427,521	$97.48
NOTE: Data excludes space currently occupied by SL Green's corporate offices
(1)Tenants may have multiple leases.
(2)Represents in place annualized rent allocated by year of expiration.
(3)Includes month to month holdover tenants that expired prior to December 31, 2024.

Industry Segments
The Company is a REIT that is engaged in the ownership, management, operation, acquisition, development, redevelopment, repositioning and financing of commercial properties, principally office properties, located in the New York metropolitan area, principally Manhattan, and has three reportable segments: real estate, debt and preferred equity investments, and SUMMIT. Our industry segments are discussed in Note 21, "Segment Information," in the accompanying consolidated financial statements.
As of December 31, 2024, our real estate portfolio was principally located in one geographical market, Manhattan, a borough of New York City. The Company's primary sources of real estate revenue are tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of cleaning, security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2024, one tenant in our office portfolio, Paramount Global, contributed 5.5% of our share of annualized cash rent. No other tenant contributed more than 5.0% of our share of annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2024.
As of December 31, 2024, we held debt and preferred equity investments with a book value of $303.7 million, excluding debt and preferred equity investments and other financing receivables totaling $9.7 million that are included in balance sheet line items other than the Debt and preferred equity investments line item. As of December 31, 2024, all of the assets underlying our debt and preferred equity investments were located in New York City. The primary sources of debt and preferred equity revenue are interest and fee income.
As of December 31, 2024, SUMMIT operates one location at One Vanderbilt Avenue in midtown Manhattan with the primary source of revenue generated from ticket sales.
Human Capital
Our employees are our most important asset. We are focused on fostering an inclusive workforce that attracts and retains highly talented and diverse individuals. We are dedicated to creating a diverse workplace where employees feel valued and accepted regardless of race, color, religion, national origin, gender, sexual orientation, age, disability, or veteran status. We have a dual-track performance management program, which includes both ongoing goal setting and annual performance reviews for all employees. Communication, teamwork, and collaboration are the fundamental attributes that are the foundation of our company culture. We promote the professional development of our employees by offering opportunities to participate in trainings and continuing education programs. We also offer a leading benefits package that includes extensive medical coverage, mental health and wellness services, paternal benefits, and financial resources. We earned our first certification as a Great Place to Work in 2019 and in 2024, 80% of our employees have said the Company is a great place to work as compared to 57% at a typical U.S. based company.
Our compensation program is designed to incentivize employees by offering competitive compensation comprised of fixed and variable pay including base salaries and cash bonuses. Many of our employees also receive equity awards that are subject to vesting over a multi-year period based on continued service. We believe these equity awards serve as an additional retention tool for our employees and align our employees with our shareholders. By cultivating a work culture that prioritizes our people through training, diversity, education, and volunteerism, we have been able to retain a long-tenured staff with 46% of current employees having a tenure of five years or more and an executive management team that has an average tenure of 21.9 years.
As of December 31, 2024, we employed 1,221 employees, 313 of whom were employed in our corporate offices. There are currently five collective bargaining agreements which cover the union workforce that services substantially all of our properties.
Sustainability
We believe our sustained focus on Environmental, Social and Governance ("ESG") issues has led to effective risk-management practices that influence strategic decisions. This includes a comprehensive assessment of climate-related physical and transition risks, as well as the opportunities they present. The Board of Directors' Nominating and Corporate Governance Committee (NCGC) oversees the Company's ESG program, which includes assessing climate-related issues such as physical risks, transition risks, and associated opportunities.
Climate regulation in New York City is among the most stringent and requires building owners to comply with ambitious emissions limits. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. We expect to be compliant in the first compliance period through 2029, with no material financial impact on our portfolio.

The Company has demonstrated a commitment to transparency on climate issues via annual public reporting informed by widely adopted frameworks, including Global Reporting Initiative ("GRI") since 2013, GRESB (formerly known as the Global Real Estate Sustainability Benchmark) since 2019, Sustainability Accounting Standards Board ("SASB") since 2021, and the CDP (formerly the Carbon Disclosure Project) since 2018. In 2023, the Company released its second Task Force on Climate related Financial Disclosures ("TCFD") report, which expanded the physical and transition risks and opportunities and progress related to TCFD disclosure originally released in 2021. This report, along with the Company's current ESG Report, is available under "Reports & Resources" in the "Sustainability" section on our website. The Company has approved near-term Scope 1 and Scope 2 science-based emissions reduction targets with the SBTi. Our goal is to reduce emissions for our operationally controlled portfolio to align it with the 1.5 degree Celsius climate scenario.
Highlights from 2024
Our significant achievements from 2024 included:
Leasing
•Signed 188 Manhattan office leases covering 3,607,924 square feet.
•Increased same-store Manhattan office occupancy to 92.5%.
•Early renewal and expansion with Bloomberg, L.P. for 924,876 square feet at 919 Third Avenue.
•Early renewal and expansion with Ares Management LLC for 307,336 square feet at 245 Park Avenue.
•New lease with Alvarez & Marsal Holdings, LLC for 220,221 square feet at 100 Park Avenue.
•New lease with Elliot Management Corporation for 149,437 square feet at 280 Park Avenue.
•Early renewal and expansion with Industrial and Commercial Bank of China Limited, New York Branch for 132,938 square feet at 1185 Avenue of the Americas.
•Early renewal and expansion with The Travelers Indemnity Company for 122,788 square feet at 485 Lexington Avenue.
•New leases of 67,208 square feet and 35,898 square feet with a publicly traded financial services firm and a subsidiary of Flutter Entertainment, respectively, at One Madison Avenue.
Acquisitions
•Closed on the acquisition of our partner's 45.0% interest in 10 East 53rd Street for cash consideration of $7.2 million, net of all outstanding debt obligations.
•Acquired equity interests in the joint venture that owns the leasehold at 2 Herald Square for no consideration, increasing the Company's interest in the joint venture to 95%.
Dispositions
•Closed on the sale of an 11.0% interest in One Vanderbilt Avenue for a gross asset valuation of $4.7 billion. The transaction generated net proceeds to the Company of $189.5 million.
•Closed on the sale of three of the Giorgio Armani Residences at 760 Madison Avenue. The transactions generated net proceeds to the Company of $61.5 million. Sales of the remaining units, which are all under contract, are expected to close in the first quarter of 2025.
•Closed on the sale of the Palisades Premier Conference Center for $26.3 million plus certain fees payable to the Company. The Company took control of the property in July 2023 in partial satisfaction of a legal judgment. The transaction generated net proceeds to the Company of $19.8 million.
•Closed on the sale of 719 Seventh Avenue in Times Square for $30.5 million plus certain fees payable to the Company. The transaction generated net proceeds to the Company of $3.6 million after repayment of the mortgage loan. In connection with the closing of the sale, the Company repaid the existing $50.0 million mortgage for $32.0 million.
•Together with our joint venture partner, closed on the sale of the fee ownership interest in 625 Madison Avenue for a gross sales price of $634.6 million plus certain fees payable to the Company. In connection with the sale, the Company, together with its joint venture partner, originated a $235.5 million preferred equity investment in the property. The transaction generated net proceeds to the Company of $199.3 million.
•Together with our joint venture partner, closed on the sale of the retail condominium at 717 Fifth Avenue for total consideration of $963.0 million. The transaction generated net proceeds to the Company of $27.0 million.

Finance
•The Company repaid the previous $60.9 million mortgage on 690 Madison Avenue for a net payment of $32.1 million.
•Together with our joint venture partner, repaid the previous $182.5 million mortgage on 2 Herald Square for a net payment of $7.0 million.
•Together with our joint venture partner, closed on a modification, extension and upsize of the $360.0 million mortgage on 100 Park Avenue. The modification extended the maturity date to December 2027, as fully extended, while maintaining the interest rate at 2.25% over Term SOFR. The lenders also provided a new $70.0 million future funding facility for leasing costs at the property.
•Together with our joint venture partners, closed on a modification and extension of the $1.3 billion mortgage facility on One Madison Avenue. The modification extended the final maturity date to November 2027, while maintaining the interest rate at 3.10% over Term SOFR.
•Together with our joint venture partner, closed on a modification and extension of the $742.8 million mortgage on 1515 Broadway. The modification extended the maturity date to March 2028, as fully extended, while maintaining the interest rate at 3.93%.
•Closed on a modification and extension of a $100.0 million funded term loan component of the Company's unsecured corporate credit facility. The modification extended the maturity date to November 2026, as fully extended, at a rate of 1.80% over Term SOFR.
•Together with our joint venture partner, closed on a modification and extension of the mortgage on 220 East 42nd Street. The modification included a paydown of the principal balance by $9.0 million to $496.4 million and extended the maturity date to December 2027. The interest rate was maintained at 2.75% over Term SOFR, which the joint venture fixed at 6.77% through the extended maturity date.
•Together with our joint venture partner, closed on a modification and extension of the $1.075 billion securitized mortgage on 280 Park Avenue. The modification extended the maturity date to September 2026, with the partnership's option to extend to a fully extended maturity date of September 2028. The interest rate was maintained at 1.78% over Term SOFR, which the partnership subsequently fixed at 5.84% through the fully extended maturity date. The partnership separately modified and extended the $125.0 million mezzanine loan on 280 Park Avenue and subsequently repaid the loan for $62.5 million.
•Together with our joint venture partner, closed on a modification and extension of the mortgage on 10 East 53rd Street, which included a paydown of the principal balance by $15.0 million to $205.0 million. The modification extended the maturity date by three years to May 2028, as fully extended, and the interest rate was maintained at 1.45% over Term SOFR, which the joint venture fixed at 5.36% from May 2025 to May 2028.
•Together with our joint venture partner, closed on a modification and extension of the mortgage on 15 Beekman Street. The modification included a paydown of the principal balance by $4.6 million to $120.0 million, extended the mortgage by four years to January 2028, as fully extended, and the interest rate was maintained at 1.50% over Term SOFR, which the joint venture fixed at 5.99% through January 2026.
Debt and Preferred Equity Investments
•The Company launched its SLG Opportunistic Debt Fund (the "Fund"). The Fund intends to capitalize on current capital markets dislocation through a strategy focused on opportunistically investing in the New York City credit market. The Company continues to close commitments for the Fund, following the $250.0 million closing with a Canadian institutional investor to anchor the Fund.

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
Following the COVID-19 pandemic, office companies continue to be affected by the increased acceptance of flexible or hybrid work schedules, allowing employees to work remotely and collaborate through video or teleconferencing instead of in-office attendance. Remote work policies and flexible work arrangements could cause office tenants to reassess their long-term physical needs, which could have an adverse effect on our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2024, approximately 44.8% of the rentable square feet at our consolidated properties and approximately 11.8% of the rentable square feet at our unconsolidated joint venture properties are scheduled to expire by December 31, 2029. As of December 31, 2024, these leases had annualized escalated rent totaling $308.4 million and $191.7 million, respectively. In addition, changes in space utilization by tenants may cause us to incur substantial costs in renovating or redesigning the internal configuration of the relevant property in order to renew or relet space. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service our debt obligations and pay dividends and distributions to security holders could be adversely affected.
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
Our interests in certain properties are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. As of December 31, 2024, the expiration dates of these long-term leases range from 2043 to 2119, including the effect of our unilateral extension rights at each of these properties. Pursuant to the leasehold arrangements, we, as tenant under the long-term leasehold or the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for collecting rent from our subtenants, as well as maintaining the property and paying expenses relating to the property. Annualized cash rents, including our share of joint venture annualized cash rents, from properties held through long-term leases or operating sublease interests as of December 31, 2024 totaled $236.0 million, or 17.8%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments typically result in higher rents that could adversely affect our financial condition and results of operation.

We rely on five large properties for a significant portion of our revenue.
Five of our properties, One Vanderbilt Avenue, 11 Madison Avenue, 420 Lexington Avenue, 1515 Broadway and 245 Park Avenue accounted for 38.9% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent, as of December 31, 2024.
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
Giving effect to leases in effect as of December 31, 2024, for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 15.1% of our share of Portfolio annualized cash rent, with one tenant, Paramount Global, accounting for 5.5% of our share of Portfolio annualized cash rent. Our business and results of operations would be adversely affected if any of our major tenants become insolvent, file for bankruptcy, or otherwise fail to timely make rental payments or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, or economic volatility has a disproportionate impact on our tenants, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
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
While only 1.5% of our Portfolio annualized cash rent was generated by retail properties as of December 31, 2024, principally in Manhattan, we are subject to risks that affect the retail environment generally, including the level of consumer spending and preferences, consumer confidence, electronic retail competition and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
We are subject to the risk of adverse changes in economic and geopolitical conditions in general and the commercial office markets in particular.
Our business has been and may continue to be affected by the ongoing volatility in the U.S. financial and credit markets and higher interest rate environments and other market, economic or political challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy and uncertainty in connection with any such changes. Periods of economic weakness or volatility result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally and changes in interest rates, have led lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers, which adversely affects our liquidity and financial condition, and the liquidity and financial condition of our tenants. Specifically, our business, like other real estate businesses, has been and may continue to be affected by the following conditions:
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
Competition for acquisitions and other investments may reduce the number of opportunities available to us and increase the costs of those acquisitions or other investments.
We may acquire properties or make other debt and preferred equity investments when we are presented with attractive opportunities. We may face competition for acquisition or other investment opportunities from other investors, particularly those investors who are willing to incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:
•an inability to acquire or otherwise make an investment in a desired property or asset because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and
•an increase in the purchase price for such acquisition property.
If we are unable to successfully acquire or make investments in additional properties, our ability to grow our business could be adversely affected.
We face risks associated with property acquisitions and other investments.
Our acquisition and investment activities may not be successful if we are unable to meet required closing conditions or unable to finance acquisitions and developments of properties (or make other investments) on favorable terms or at all. Additionally, we have less visibility into the future performance of acquired properties (or properties in which we may seek to make other future investments) than properties that we have owned for a period of time, and therefore, recently acquired properties (or properties in which we have recently made other investments) may not be as profitable as our existing portfolio.
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
Similarly, the due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with making such an investment, including unknown liabilities, that may impact the value of our investment. Such investments may also be in relatively high-risk, illiquid assets, including structured products, and may fail to realize any profits for a considerable period of time or lose some or all of the principal investments.

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
We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")) within two property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company ("Belmont"), provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. There is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned, in whole or in part, by the Company or its affiliates.
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
We face possible risks associated with natural disasters and the effects of climate change.
We are committed to enhancing the resilience of our properties and we have established comprehensive procedures intended to effectively manage and respond to climate-related risks. Our procedures encompass a range of potential impacts, including those stemming from natural disasters such as storms, heatwaves, hurricanes, flooding and other severe weather. We recognize, however, that the intensity of weather events and the rise in sea levels have the potential to impact our properties, operations and overall business. Since Hurricane Sandy in 2012, New York City has experienced several severe storms that have had significant impacts on the area, and we are actively tracking the risks these storms pose to the city's real estate market and physical landscape. Over time, and in an extreme scenario, these conditions could result in declining demand for office space, specifically in coastal areas of New York City, or potentially an inability to fully operate buildings. Climate change may also have indirect effects on our business by increasing the cost of property insurance on terms we find acceptable or causing a lack of availability of sufficient insurance. There could also be increases in the cost of energy and other natural resources at our properties as we seek to repair and protect our properties against climate risks. We proactively review every building through both a financial and environmental lens to ensure that building systems and operations align with our climate-related risk assessments. However, any of these direct or indirect effects of climate change may have a material adverse effect on our properties, operations or business.

We may incur significant costs to comply with climate change initiatives, and in particular those implemented in New York City.
Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. In particular, New York State passed the Climate Leadership and Community Protection Act in 2019, mandating the adoption of a net-zero carbon economy statewide by 2050, with a zero-carbon electricity grid by 2040. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. As our portfolio is principally located in Manhattan, our business is subject to transition risks related to these climate change policies. Costs of compliance or penalties in later compliance periods have the potential to be significant. If we are unable to meet the required emissions reductions, we may be subject to material fines that will continue to be assessed each year we fail to comply. Based on current emissions data available from 2023, our portfolio is expected to be compliant through 2029, with no material financial impact to our properties. Additionally, even if we can achieve compliance under LL97 in a given year, it is not a certainty that we will remain in compliance in subsequent years.
Our management of the Fund involves certain risks, which could adversely affect our business, financial condition and results of operations.
In addition to the risks generally described in this report, our management of the Fund, as well as our investment in the Fund, may be subject to market and performance risks and risks related to the regulatory environment, which include, but are not limited to:
•Market Risk: Difficult market conditions can adversely affect the Fund in many ways, including by negatively impacting Fund performance and reducing the Fund’s ability to raise or deploy capital, reducing our assets under management, which we refer to as our assets under management ("AUM"), and lowering management fee income and incentive income, increasing the cost of financial instruments and executing transactions.
•Historical Returns: Any historical returns attributable to the Fund should not be considered as indicative of the future results of the Fund or any future funds we may raise.
•Regulatory Risk: Our investment management subsidiary is regulated by the Securities and Exchange Commission under the Investment Advisers Act of 1940, which we sometimes refer to as the Advisers Act. Regulatory investigations, sanctions or penalties may harm our reputation and adversely impact our ability to attract investors to our funds and the amount of our AUM.
Any expansion of our Fund business may affect our business, financial condition and results of operations.
RISKS RELATED TO OUR LIQUIDITY AND CAPITAL RESOURCES
Debt financing, financial covenants, degree of leverage and increases in interest rates could adversely affect our economic performance.
Scheduled debt payments could adversely affect our results of operations.
Cash flow could be insufficient to meet the payments of principal and interest required under our current mortgages, our 2021 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $3.6 billion as of December 31, 2024, consisting of $1.2 billion in unsecured bank term loans, $100.0 million under our senior unsecured notes, $100.0 million of junior subordinated deferrable interest debentures, $1.9 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments and $320.0 million drawn under our revolving credit facility. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility. As of December 31, 2024, the total principal amount of indebtedness outstanding at the joint venture properties was $12.3 billion, of which our proportionate share was $6.0 billion.
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

We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $373.6 million of consolidated mortgage debt and $1.2 billion of unconsolidated joint venture debt is scheduled to mature in 2025 after giving effect to our as-of-right extension options and repayments and refinancing of consolidated and joint venture debt between December 31, 2024 and February 13, 2025 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, among other things. In addition, our 2021 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2021 credit facility and our unsecured notes also require us to maintain designated ratios, including, but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations (including reducing our flexibility and our ability to incur additional debt), our ability to pay debt obligations and our ability to pay dividends and distributions to security holders.
High interest rates could adversely affect our cash flow.
Advances under our 2021 credit facility and certain property-level mortgage debt bear interest at a variable rate. After giving effect to derivatives, our consolidated variable rate borrowings totaled just $0.4 billion as of December 31, 2024. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2021 credit facility. Borrowings under our revolving credit facility and two term loans bore interest at the adjusted term Secured Overnight Financing Rate ("SOFR") plus 10 basis points, and the applicable spreads of 140 basis points, 160 basis points, and 180 basis points, respectively, as of December 31, 2024. As of December 31, 2024, borrowings under our term loans and junior subordinated deferrable interest debentures totaled $1.2 billion and $100.0 million, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. If we were to incur variable rate indebtedness in the future, we may seek to enter into derivative instruments to mitigate the effect of such variable rate debt. However, such derivative instruments may not be available on favorable terms or at all. As of December 31, 2024, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would increase our net annual interest costs by $2.3 million and would increase our share of joint venture annual interest costs by $1.9 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
In addition, borrowings under our existing term loan and revolving credit facilities bear interest at a rate based on term SOFR, which is a relatively new reference rate that replaced U.S. dollar London Interbank Offered Rate ("LIBOR"). As a result of SOFR's limited performance history, the future performance of SOFR cannot be reliably predicted. The level of SOFR during the term of our existing term loan and revolving credit facilities may bear little or no relation to the historical level of SOFR. The future performance of SOFR is impossible to reliably predict, and, therefore, no future performance under our existing term loan and revolving credit facilities as it relates to SOFR may be inferred from historical performance. Since the initial publication of SOFR, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over the term of our existing term loan and revolving credit facilities may bear little or no relation to the historical actual or historical indicative data. Changes in the levels of SOFR will affect the amount of interest we pay on our existing credit facilities.
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

Increases in our leverage could adversely affect our results of operations and the trading price of our stock.
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
We held consolidated first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $303.7 million as of December 31, 2024. Some of these instruments may have some recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
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
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might file for bankruptcy protection or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2024, we had an aggregate carrying value in joint ventures totaling $2.7 billion.
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
Our properties may be subject to risks relating to current or future laws, including laws benefiting disabled persons, such as the Americans with Disabilities Act, and state or local zoning, construction or other regulations. Compliance with such laws may require significant property modifications in the future, which could be costly. Non-compliance could result in fines being levied against us in the future.
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
Between January 1, 2024 and December 31, 2024, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $42.45 to $81.13 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Equity issuances or buybacks by us or the perception that such issuances or buybacks may occur may also affect the market price of our common stock.
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
We are dependent on the efforts of Marc Holliday, our chairman, chief executive officer and interim president. Mr. Holliday entered into a new employment agreement in December 2024, which expires in July 2028. A loss of Mr. Holliday's services could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our stock price.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2024, we did not have any unresolved comments with the staff of the SEC.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
The Company's business and proprietary information, information technology and operational technology assets are important to its success. The Company's cybersecurity program is designed to protect its information assets and operations from external and internal cyber threats by seeking to mitigate and manage risks while helping to ensure business resilience. The program is applied across all levels of the Company.
The Company takes a risk-based approach to cybersecurity and has implemented policies that are designed to address cybersecurity threats and incidents, including those related to third-party service providers. The Company assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company's cybersecurity standards, processes and practices, as part of the Company's overall risk management system. The Company also leverages external resources and advisors as needed to reinforce its cybersecurity capacity. External consultants perform testing exercises to further assess the Company's cybersecurity program on an annual basis, or more frequently if circumstances warrant such testing.
The Company's cybersecurity strategy is guided by prioritized risk, the National Institute for Standards and Technology (NIST) Cybersecurity Framework, and emerging business needs. The Company maintains a cybersecurity incident response plan, as well as a monitoring program, to support senior leadership and the Board.
The Company's cybersecurity team manages its incident response plan and monitoring program. Company employees are provided cybersecurity awareness training, which includes topics on the Company's policies and procedures for reporting potential incidents. The Company's cybersecurity team is focused on evaluating emerging risks, regulations, and compliance matters and updating the policies and procedures accordingly.
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

Governance
The Board oversees the Company's risk management process directly and through its committees. Pursuant to the Audit Committee Charter, the Audit Committee of the Board provides compliance oversight to the Company's risk assessment and risk management policies and the steps management has taken to monitor and mitigate such exposures and risks.
The Company's Senior Director, Information Security & Network Systems, in coordination with the Senior Vice President, Information Technology, is responsible for leading the assessment and management of cybersecurity risks. The Senior Director, Information Security & Network Systems and Senior Vice President, Information Technology regularly review and assess cybersecurity initiatives and are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through briefings with internal and external personnel as well as alerts from security measures deployed in the Company's IT environment. These individuals collectively have over 30 years of experience in information security. The Senior Vice President, Information Technology reports to the Board, the Audit Committee and management on cybersecurity risk assessment, policies, incident prevention, detection, mitigation, and remediation of cybersecurity incidents on an as needed basis.
ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2024, we owned or held interests in 15 consolidated commercial office buildings encompassing approximately 9.6 million rentable square feet and 9 unconsolidated commercial office buildings encompassing approximately 12.2 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2024, our portfolio also included ownership interests in one consolidated property, encompassing seven commercial office buildings totaling approximately 0.9 million rentable square feet, in Stamford Connecticut, which we refer to as our Suburban property. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2024, we also owned or held interests in three prime retail properties encompassing approximately 43.4 thousand square feet, three buildings in differing stages of development or redevelopment encompassing approximately 2.3 million square feet, and two residential building encompassing 209 residential units and 484 dormitory beds, respectively, encompassing approximately 0.4 million square feet. In addition, we manage one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet and held debt and preferred equity investments with a book value of $303.7 million, excluding $9.7 million of investments recorded in balance sheet line items other than the Debt and preferred equity investments line item.

The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties in the portfolio as of December 31, 2024 (dollars in thousands):

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
MANHATTAN CONSOLIDATED OFFICE PROPERTIES
"Same Store"
10 East 53rd Street	100.0	Plaza District	354,300	97.6	98.1	$33,872	$33,872	39
100 Church Street	100.0	Downtown	1,047,500	86.9	86.9	46,125	46,125	19
100 Park Avenue	50.0	Grand Central South	834,000	60.8	95.8	40,294	20,147	33
110 Greene Street	100.0	Soho	223,600	89.3	92.2	18,145	18,145	55
125 Park Avenue	100.0	Grand Central	604,245	95.7	99.5	46,465	46,465	23
304 Park Avenue South	100.0	Midtown South	215,000	100.0	100.0	18,741	18,741	7
420 Lexington Ave (Graybar)	100.0	Grand Central North	1,188,000	86.9	90.1	82,350	82,350	170
461 Fifth Avenue	100.0	Midtown	200,000	98.2	98.2	17,673	17,673	18
485 Lexington Avenue	100.0	Grand Central North	921,000	78.9	83.2	48,211	48,211	33
555 West 57th Street	100.0	Midtown West	941,000	88.1	88.1	51,890	51,890	12
711 Third Avenue	100.0 (4)	Grand Central North	524,000	93.7	93.7	33,735	33,735	20
810 Seventh Avenue	100.0	Times Square	692,000	80.6	85.4	41,795	41,795	44
1185 Avenue of the Americas	100.0	Rockefeller Center	1,062,000	75.0	85.9	68,903	68,903	15
1350 Avenue of the Americas	100.0	Rockefeller Center	562,000	78.5	80.7	35,732	35,732	45
Added to Same Store in 2024
885 Third Avenue	100.0	Midtown/Plaza District	218,796	74.5	74.5	$10,081	$10,081	11
Subtotal / Weighted Average			9,587,441	83.3%	89.2%	$594,012	$573,865	544

Total / Weighted Average Manhattan Consolidated Office Properties			9,587,441	83.3%	89.2%	$594,012	$573,865	544

MANHATTAN UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
One Vanderbilt Avenue	60.0	Grand Central	1,657,198	99.4	100.0	$287,129	$172,277	40
11 Madison Avenue	60.0	Park Avenue South	2,314,000	96.1	96.1	172,839	103,704	7
220 East 42nd Street	51.0	Grand Central	1,135,000	89.0	93.7	69,332	35,359	31
280 Park Avenue	50.0	Park Avenue	1,219,158	89.0	91.1	121,544	60,772	33
800 Third Avenue	60.5	Grand Central North	526,000	84.6	84.6	32,995	19,962	43
919 Third Avenue	51.0	Grand Central North	1,454,000	80.9	95.6	82,200	41,922	10
1515 Broadway	56.9	Times Square	1,750,000	99.7	99.7	139,119	79,159	7
Added to Same Store in 2024
450 Park Avenue	25.1	Park Avenue	337,000	89.3	89.3	37,886	9,509	23
Subtotal / Weighted Average			10,392,356	92.7%	95.6%	$943,044	$522,664	194
"Non Same Store"
245 Park Avenue	50.1	Park Avenue	1,782,793	85.4	91.7	$157,384	$78,849	14
Subtotal / Weighted Average			1,782,793	85.4%	91.7%	$157,384	$78,849	14

Total / Weighted Average Manhattan Unconsolidated Office Properties			12,175,149	91.6%	95.0%	$1,100,428	$601,513	208

Manhattan Office Grand Total / Weighted Average			21,762,590	88.0%	92.5%	$1,694,440	$1,175,378	752

Manhattan Office Same Store Occupancy %—Combined			19,979,797	88.2%	92.5%

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
SUBURBAN CONSOLIDATED OFFICE PROPERTIES
"Same Store" Suburban
Landmark Square	100.0	Stamford, Connecticut	862,800	72.6	73.5	$18,080	$18,080	92
Subtotal/Weighted Average			862,800	72.6%	73.5%	$18,080	$18,080	92

Total / Weighted Average Suburban Consolidated Office Properties			862,800	72.6%	73.5%	$18,080	$18,080	92

Suburban Office Grand Total / Weighted Average			862,800	72.6%	73.5%	$18,080	$18,080	92

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
RETAIL PROPERTIES
"Same Store" Retail
85 Fifth Avenue	36.3	Midtown South	12,946	100.0	100.0	$2,800	$1,016	1
Subtotal/Weighted Average			12,946	100.0%	100.0%	$2,800	$1,016	1
"Non Same Store" Retail
690 Madison Avenue	90.0	Plaza District	7,848	100.0	100.0	$1,505	$1,355	1
760 Madison Avenue	100.0	Plaza District	22,648	100.0	100.0	$18,046	$18,046	1
Subtotal/Weighted Average			$30,496	100.0%	100.0%	$19,551	$19,401	2

Total / Weighted Average Retail Properties			43,442	100.0%	100.0%	$22,351	$20,417	3

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	Total Units		% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Average Monthly Rent Per Unit ($'s) (5)
RESIDENTIAL
"Non Same Store" Residential
7 Dey Street	100.0	Lower Manhattan	140,382	209		94.3	97.1	$11,707	$11,707	$4,952
15 Beekman Street	20.0	Downtown	221,884	484	(6)	100.0	100.0	13,810	2,762	—
Subtotal/Weighted Average			362,266	693		98.3%	99.1%	$25,517	$14,469	$4,952

Total / Weighted Average Residential Properties			362,266	693		98.3%	99.1%	$25,517	$14,469	$4,952

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
DEVELOPMENT/REDEVELOPMENT
One Madison Avenue	25.5	Park Avenue South	1,385,484	62.9	66.6	$105,999	$27,030	10
19 East 65th Street	100.0	Plaza District	14,639	5.5	5.5	32	32	1
185 Broadway	100.0	Lower Manhattan	50,206	34.5	34.5	3,454	3,454	4
750 Third Avenue	100.0	Grand Central North	780,000	9.5	9.5	6,299	6,300	9
Subtotal/Weighted Average			2,230,329	43.2%	45.5%	$115,784	$36,816	24

Total / Weighted Average Development/Redevelopment Properties			2,230,329	43.2%	45.5%	$115,784	$36,816	24

Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Occupied (2)	% Leased (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
ALTERNATIVE STRATEGY PORTFOLIO
2 Herald Square	95.0	Herald Square	369,000	60.3	60.3	$20,291	$19,276	5
11 West 34th Street	30.0	Herald Square/Penn Station	17,150	100.0	100.0	3,561	1,068	1
115 Spring Street	51.0	Soho	5,218	100.0	100.0	4,098	2,090	1
650 Fifth Avenue	50.0	Plaza District	69,214	100.0	100.0	41,308	20,655	1
1552-1560 Broadway	50.0	Times Square	57,718	12.6	12.6	2,000	1,000	1
Worldwide Plaza	25.0	Westside	2,048,725	63.3	63.3	77,129	19,244	22
Subtotal/Weighted Average			2,567,025	63.0%	63.0%	$148,387	$63,333	31

Total / Weighted Average Alternative Strategy Portfolio Properties			2,567,025	63.0%	63.0%	$148,387	$63,333	31
(1)Represents the rentable square footage at the time the property was acquired.
(2)Occupancy for commenced leases.
(3)Occupancy inclusive of leases signed but not yet commenced.
(4)The company also owns 50% of the fee interest.
(5)Calculated based on occupied units. Amount in dollars.
(6)Property occupied by Pace University and used as an academic center and dormitory space. 484 represents number of beds.

Historical Occupancy
Historically, we have achieved materially higher occupancy rates in our Manhattan office portfolio as compared to the overall midtown Manhattan office market, as shown in the following table:

	Occupancy Rate of Manhattan Operating Portfolio (1)	Occupancy Rate of Class A Office Properties in the Midtown Manhattan Markets (2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Manhattan Markets (2)(3)
December 31, 2024	92.5%	78.0%	73.6%
December 31, 2023	89.4%	78.4%	75.5%
December 31, 2022	90.7%	78.4%	76.6%
December 31, 2021	92.1%	80.6%	77.1%
December 31, 2020	92.4%	85.0%	81.1%
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
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2029, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 0.8 million square feet and approximately 0.3 million square feet, respectively, representing an average annual expiration rate of approximately 8.9% and approximately 2.3%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2024 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Square Footage of Expiring Leases	Percentage of Total Square Feet	Annualized Cash Rent of Expiring Leases (2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent per Square Foot of Expiring Leases (3)
2025	82	755,344	9.0%	60,710,221	10.3%	$80.37
2026	78	847,874	10.1	58,604,929	10.0	69.12
2027	80	808,055	9.7	65,504,055	11.2	81.06
2028	64	675,774	8.1	49,898,756	8.5	73.84
2029	57	705,732	8.4	48,572,940	8.3	68.83
2030	45	848,373	10.1	59,570,712	10.1	70.22
2031	26	423,086	5.1	31,467,856	5.4	74.38
2032	20	731,991	8.7	45,177,103	7.7	61.72
2033	20	348,403	4.2	27,643,595	4.7	79.34
2034 & thereafter	76	2,225,853	26.6	139,472,014	23.8	62.66
Total/weighted average	548	8,370,485	100.0%	$586,622,181	100.0%	$70.08
(1)Tenants may have multiple leases.
(2)Represents the monthly contractual rent under existing leases as of December 31, 2024 multiplied by 12. This amount reflects total rent before any rent abatements, deferrals, concessions and includes expense reimbursements, which may be estimated as of such date.
(3)Represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per square foot basis.

Manhattan Unconsolidated Operating Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Square Footage of Expiring Leases	Percentage of Total Square Feet	Annualized Cash Rent of Expiring Leases (2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent per Square Foot of Expiring Leases (3)
2025	17	312,979	2.8%	30,453,092	2.8%	$97.30
2026	21	350,768	3.1	47,036,241	4.3	211.30
2027	17	222,604	2.0	31,852,679	2.9	143.09
2028	21	250,810	2.2	30,428,097	2.8	121.32
2029	18	147,621	1.3	15,378,083	1.4	104.17
2030	15	329,755	2.9	38,410,279	3.5	116.48
2031	15	2,688,738	23.8	205,643,360	18.7	76.48
2032	14	992,725	8.8	89,598,105	8.1	90.25
2033	11	250,685	2.2	28,051,255	2.5	111.90
2034 & thereafter	65	5,740,480	50.9	583,552,328	53.0	101.66
Total/weighted average	214	11,287,165	100.0%	$1,100,403,519	100.0%	$97.49
(1)Tenants may have multiple leases.
(2)Represents the monthly contractual rent under existing leases as of December 31, 2024 multiplied by 12. This amount reflects total rent before any rent abatements, deferrals, concessions and includes expense reimbursements, which may be estimated as of such date.
(3)Represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per square foot basis.
Tenant Diversification
As of December 31, 2024, our properties were leased to 902 tenants, which are engaged in a variety of businesses, including, but not limited to, financial services, professional services, technology, advertising, media, information, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 20 largest tenants in our properties (based on commenced leases), which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2024:

Tenant Name	Property	Lease Expiration (1)	Total Rentable Square Feet	Annualized Cash Rent	SLG Share of Annualized Cash Rent ($)	% of SLG Share of Annualized Cash Rent (2)	Annualized Cash Rent per Square Foot
Paramount Global	1515 Broadway	June 2031	1,603,121	$107,314	$61,062	4.6%	$66.94
	555 West 57th Street	April 2029	186,266	10,790	10,790	0.8%	57.93
	1515 Broadway	March 2028	9,106	2,166	1,232	0.1%	237.84
	Worldwide Plaza	January 2027	32,598	2,488	621	—%	76.34
			1,831,091	$122,758	$73,705	5.5%	$67.04

UBS Americas, Inc.	11 Madison Avenue	May 2037	1,184,762	$78,221	$46,933	3.5%	$66.02
Sony Corporation	11 Madison Avenue	January 2031	578,791	$52,130	$31,278	2.3%	$90.07
Bloomberg L.P.	919 Third Avenue	February 2040	749,216	$49,782	$25,389	1.9%	$66.45
Societe Generale	245 Park Avenue	October 2032	520,831	$50,328	$25,215	1.9%	$96.63

TD Bank US Holding Company	One Vanderbilt Avenue	July 2041	193,159	$26,065	$15,639	1.2%	$134.94	(3)
	One Vanderbilt Avenue	August 2041	6,843	3,234	1,940	0.1%	472.58
	125 Park Avenue	October 2025	6,234	2,129	2,129	0.2%	341.56
	125 Park Avenue	October 2030	26,536	1,842	1,842	0.1%	69.40
	125 Park Avenue	March 2034	25,171	1,612	1,612	0.1%	64.06
			257,943	$34,882	$23,162	1.7%	$135.23

The City of New York	100 Church Street	March 2034	510,007	$22,709	$22,709	1.7%	$44.53
King & Spalding	1185 Avenue of the Americas	October 2025	218,275	$21,010	$21,010	1.6%	$96.25
Carlyle Investment Management LLC	One Vanderbilt Avenue	September 2036	194,702	$34,586	$20,752	1.6%	$177.64	(3)
Nike Retail Services, Inc.	650 Fifth Avenue	January 2033	69,214	$41,308	$20,654	1.5%	$596.82

Metro-North Commuter Railroad Company	420 Lexington Avenue	November 2034	344,873	$20,113	$20,113	1.5%	$58.32
	420 Lexington Avenue	January 2027	7,537	448	448	—%	59.48
			352,410	$20,561	$20,561	1.5%	$58.34	(3)

WME IMG, LLC	304 Park Avenue	April 2028	174,069	$13,775	$13,775	1.0%	$79.13
	11 Madison Avenue	September 2030	104,618	10,717	6,430	0.5%	102.44
			278,687	$24,492	$20,205	1.5%	$87.88

McDermott Will & Emery LLP	One Vanderbilt Avenue	December 2042	169,586	$31,475	$18,885	1.4%	$185.60
	420 Lexington Avenue	October 2026	10,043	621	621	—%	61.82
			179,629	$32,096	$19,506	1.4%	$178.68

Frank Templeton Companies LLC	One Madison Avenue	May 2040	354,976	$48,439	$12,351	0.9%	$136.45
	280 Park Avenue	November 2031	128,993	13,565	6,783	0.5%	105.16
			483,969	$62,004	$19,134	1.4%	$128.12

Giorgio Armani Corporation	760 Madison Avenue	October 2038	22,648	$18,046	$18,046	1.4%	$796.82

Ares Management LLC	245 Park Avenue	May 2026	36,316	$3,740	$1,874	0.1%	$103.00
	245 Park Avenue	June 2043	251,175	$29,869	$14,964	1.1%	$118.92
			287,491	$33,609	$16,838	1.2%	$116.90

Toronto Dominion Bank	One Vanderbilt Avenue	April 2042	142,892	$21,302	$12,781	1.0%	$149.08	(3)
	125 Park Avenue	April 2042	52,450	3,603	3,603	0.3%	68.69
			195,342	$24,905	$16,384	1.3%	$127.49

Hess Corp	1185 Avenue of the Americas	December 2027	167,169	$15,439	$15,439	1.2%	$92.36
Stone Ridge Holdings Group LP (3)	One Vanderbilt Avenue	December 2037	97,652	$23,013	$13,808	1.0%	235.67	(3)
BMW of Manhattan, Inc.	555 West 57th Street	July 2032	226,556	$13,116	$13,116	1.0%	$57.89

Total			8,406,385	774,997	483,844	36.1%	$92.19
(1)Expiration of current lease term and does not reflect extension options.
(2)SLG Share of Annualized Cash Rent includes Manhattan, Suburban, Retail, Residential, Development / Redevelopment and Alternative Strategy Portfolio properties.
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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2024, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 13, 2025, the reported closing sale price per share of common stock on the NYSE was $64.48 and there were 377 holders of record of our common stock.
SL GREEN OPERATING PARTNERSHIP, L.P.
As of December 31, 2024, there were 4,509,953 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit of the same amount and in the same manner as dividends per share were distributed to common stockholders.
There is no established public trading market for the common units of the Operating Partnership. On February 13, 2025, there were 48 holders of record and 75,595,939 common units outstanding, 71,004,564 of which were held by SL Green.
In order for SL Green to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). SL Green has adopted a policy of paying regular dividends on its common stock, and the Operating Partnership has adopted a policy of paying regular distributions to its common units in the same amount as dividends paid by SL Green. Cash distributions have been paid on the common stock of SL Green and the common units of the Operating Partnership since the initial public offering of SL Green. Distributions are declared at the discretion of the Board of Directors of SL Green and depend on actual and anticipated cash from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors SL Green's Board of Directors may consider relevant.
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
The following table summarizes share repurchases executed under the program, excluding the redemption of OP units, during the three months ended December 31, 2024:

Period	Shares repurchased	Average price paid per share	Cumulative number of shares repurchased as part of the repurchase plan or programs
October 1-31	—	$—	36,107,719
November 1-30	—	$—	36,107,719
December 1-31	—	$—	36,107,719
SALE OF UNREGISTERED SECURITIES
During the year ended December 31, 2024, we issued 124,801 shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were exchanged for an equal number of shares of our common stock. During the years ended December 31, 2023 and 2022, we did not issue any shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership.
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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024, and is incorporated by reference into this Annual Report on Form 10-K.
Leasing and Operating
As of December 31, 2024, our same-store Manhattan office property occupancy inclusive of leases signed but not commenced, was 92.5% compared to 90.0% as of December 31, 2023. We signed office leases in Manhattan encompassing approximately 3.6 million square feet, of which approximately 2.3 million square feet represented office leases that replaced previously occupied space.
According to Cushman & Wakefield, 2024 leasing activity in Manhattan totaled approximately 23.4 million square feet. Of the total 2024 leasing activity in Manhattan, the Midtown submarket accounted for approximately 16.7 million square feet, or approximately 71.4%. Manhattan's overall office vacancy went from 22.8% as of December 31, 2023 to 23.3% as of December 31, 2024. Overall average asking rents in Manhattan decreased in 2024 by 0.8% from $73.33 per square foot as of December 31, 2023 to $72.73 per square foot as of December 31, 2024, while Manhattan Class A asking rents increased to $81.19 per square foot, up 0.3% from $80.98 as of December 31, 2023.
Acquisition and Disposition Activity
According to Cushman & Wakefield, overall Manhattan sales volume increased by 7.2% in 2024 to $14.8 billion as compared to $13.8 billion in 2023. In 2024, we continued to sell joint venture interests in quality assets as well as dispose of properties that were considered non-core or had a more limited growth trajectory, raising efficiently priced capital that was used primarily for debt reduction. During the year, we closed on the sales of all or a portion of our interests in 717 Fifth Avenue, 719 Seventh Avenue, 625 Madison Avenue, Palisades Premier Conference Center, One Vanderbilt Avenue, and the Giorgio Armani Residences at 760 Madison Avenue for total gross valuations of $6.4 billion, generating net proceeds to the Company of $500.7 million.
Debt and Preferred Equity
In 2023 and 2024, in our debt and preferred equity portfolio we continued to focus on underwriting financings for owners, acquirers or developers of properties in New York City as well as expanding our special servicing business. At the same time, some investments were repaid, the proceeds of which were utilized for debt repayment, and we converted one investment into equity ownership. Our investment strategy provides us with the opportunity to fill a need for additional debt financing, while achieving attractive risk adjusted returns to us on the investments and receiving a significant amount of additional information on the New York City real estate market. During 2024, our debt and preferred equity portfolio decreased as a result of the repayment of an investment with a carrying value of $64.6 million, offset by $21.6 million of advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. This does not include the origination of a $235.4 million preferred equity investment made by the Company and its joint venture partner, which is included in Investment in unconsolidated joint ventures in our consolidated balance sheet.
For descriptions of significant activities in 2024, refer to "Part I, Item 1. Business - Highlights from 2024."

Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed involves subjectivity as the allocations are based on an analysis of the respective fair values. In determining the fair value of the real estate acquired, the Company will use a third-party valuation which primarily utilizes cash flow projections that apply, among other things, estimated revenue and expense growth rates, future market rents, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. We assess fair value of the acquired leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The determined and allocated fair values to the real estate acquired will affect the amount of depreciation and amortization we record over the respective estimated useful lives or term of the lease.
The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if i) the lease transfers ownership of the asset at the end of the lease term, ii) the lease grants an option to purchase the asset that we are reasonably certain to exercise, iii) the lease term is for a major part of the remaining economic life of the asset, iv) the present value of the lease payments exceeds substantially all of the fair value of the asset, or v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Leases that do not qualify as finance leases are deemed to be operating leases. On the consolidated statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense.
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

Properties are individually evaluated for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property taking into account the appropriate capitalization rate in determining the future terminal value. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with ASC 820. We assess for impairment indicators based on factors such as, among other things, market conditions, occupancy rates, collections, and the overall operating performance of the asset. If indicators of impairment are present, we evaluate real estate investments for potential impairment primarily utilizing estimated fair value based on discounted future cash flows utilizing appropriate discount and capitalization rates, in addition to sales comparison approach, which utilizes comparable sales, listings and sales contracts.
We also evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded. See Note 4, "Properties Held for Sale and Property Dispositions."
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. Determining control of the entities can be subjective in assessing which activities of the joint venture most significantly impact the economic performance and whether the rights of the joint venture partner are protective or participating. In making this determination, any new or amended joint venture agreement is assessed by the Company for the activities that most significantly impact the joint venture's economic performance based on the business purpose and design of the venture. We assess the rights that are conveyed to us in the agreement and evaluate whether we are provided with participating or protective rights over the activities that most significantly impact the entity's economic performance. We also assess the rights of our joint venture partner. Such participating rights include, among other things, the right to approve/amend the annual budget, leasing of the property to a significant tenant, and approval of tax returns and auditors. If our joint venture partner has substantive participating rights and we are determined not to be the primary beneficiary, we do not consolidate the entity.
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
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. Aside from charges noted in Note 6, "Investment in Unconsolidated Joint Ventures," we do not believe that the values of any of our equity investments were impaired as of December 31, 2024.
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

Results of Operations
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
The following comparison for the year ended December 31, 2024, or 2024, to the year ended December 31, 2023, or 2023, makes reference to the effect of the following:

i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2023 and still owned by us in the same manner as of December 31, 2024 (Same-Store Properties totaled 21 of our 27 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2024 and 2023 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties." which represents all properties or interests in properties sold in 2024 and 2023,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and Emerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2024	2023	$ Change	% Change	2024	2023	2024	2023	2024	2023	$ Change	% Change

Rental revenue	$563.4	$549.6	$13.8	2.5%	$0.8	$—	$41.8	$133.7	$606.0	$683.3	$(77.3)	(11.3)%
SUMMIT Operator revenue	—	—	—	—%	—	—	133.2	118.3	133.2	118.3	14.9	12.6%
Investment income	—	—	—	—%	—	—	24.4	34.7	24.4	34.7	(10.3)	(29.7)%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	19.0	—	19.0	—	19.0	100.0%
Other income	8.0	4.1	3.9	95.1%	—	—	95.7	73.3	103.7	77.4	26.3	34.0%
Total revenues	571.4	553.7	17.7	3.2%	0.8	—	314.1	360.0	886.3	913.7	(27.4)	(3.0)%

Property operating expenses	328.0	277.0	51.0	18.4%	0.7	0.2	13.7	90.3	342.4	367.5	(25.1)	(6.8)%
SUMMIT Operator expenses	—	—	—	—%	—	—	111.7	101.2	111.7	101.2	10.5	10.4%
SUMMIT Operator tax expense									0.7	9.2	(8.5)	(92.4)%
Transaction related costs	—	—	—	—%	—	—	0.4	1.1	0.4	1.1	(0.7)	(63.6)%
Marketing, general and administrative	—	—	—	—%	—	—	85.2	111.4	85.2	111.4	(26.2)	(23.5)%
	328.0	277.0	51.0	18.4%	0.7	0.2	211.0	304.0	540.4	590.4	(50.0)	(8.5)%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									$(153.8)	$(145.0)	$(8.8)	6.1%
Interest expense on senior obligations of consolidated securitization vehicles									(14.6)	—	(14.6)	100.0%
Depreciation and amortization									(207.4)	(247.8)	40.4	(16.3)%
Equity in net loss from unconsolidated joint ventures									(179.7)	(76.5)	(103.2)	134.9%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									208.1	(13.4)	221.5	(1,653.0)%
Purchase price and other fair value adjustments									89.0	(17.3)	106.3	(614.5)%
Gain (loss) on sale of real estate, net									3.0	(32.4)	35.4	(109.3)%
Depreciable real estate reserves and impairments									(104.1)	(382.4)	278.3	(72.8)%
Gain (loss) on early extinguishment of debt									43.8	(0.9)	44.7	(4,966.7)%
Loan loss and other investment reserves, net of recoveries									—	(6.9)	6.9	(100.0)%
Net income (loss)									$30.2	$(599.3)	$629.5	(105.0)%

Rental Revenue
Rental revenues decreased due primarily to the deconsolidation of 245 Park Avenue ($77.6 million) as a result of the sale of a joint venture interest during the second quarter of 2023 and increased vacancy at 555 West 57th Street ($10.7 million), 1350 Avenue of the Americas ($4.1 million) and 885 Third Avenue ($3.6 million). The decrease is partially offset by the consolidation of 10 East 53rd Street ($25.2 million) as a result of the agreement to acquire the partner's interest in the joint venture during the first quarter of 2024.
The following table presents a summary of the commenced leasing activity for the year ended December 31, 2024 in our Manhattan portfolio:

	Usable SF	Rentable SF(1)	New Cash Rent (per rentable SF) (2)	Prev. Escalated Rent (per rentable SF) (3)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	2,738,177
Space which became available during the year(4)
• Office	980,111
• Retail	89,082
• Storage	5,177
	1,074,370
Total space available	3,812,547
Leased space commenced during the year:
• Office(5)	1,078,894	1,132,979	$94.54	$100.13	$110.78	11.2	11.0
• Retail	104,211	97,923	$42.31	$37.10	$35.96	2.9	5.9
• Storage	1,140	1,096	$15.47	$15.00	$—	—	1.4
Total leased space commenced	1,184,245	1,231,998	$90.32	$92.24	$104.74	10.5	10.6

Total available space at end of year	2,628,302

Early renewals
• Office	1,488,717	1,533,979	$85.98	$74.99	$84.62	10.5	9.6
• Retail	16,761	16,758	$200.74	$227.95	$—	—	5.0
• Storage	536	557	$46.22	$39.91	$—	—	4.6
Total early renewals	1,506,014	1,551,294	$87.21	$76.63	$83.67	10.4	9.6

Total commenced leases, including replaced previous vacancy
• Office		2,666,958	$89.62	$81.30	$95.73	10.8	10.2
• Retail		114,681	$65.46	$73.05	$30.70	2.5	5.8
• Storage		1,653	$25.83	$23.95	$—	—	2.5
Total commenced leases		2,783,292	$88.59	$80.92	$93.00	10.4	10.0
(1)Represents the rentable square footage at the time the property was acquired.
(2)Annual initial base rent.
(3)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(4)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(5)Average starting office rent excluding new tenants replacing vacancies was $95.92 per rentable square feet for 514,272 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $88.48 per rentable square feet for 2,048,251 rentable square feet.

SUMMIT Operator revenue
SUMMIT Operator revenues were higher for the year ended December 31, 2024, compared to the same period in 2023 due primarily to increased attendance.
Investment Income
Investment income decreased due to a lower weighted average debt and preferred equity investment balance for the period ended December 31, 2024 as compared to the same period in 2023. For the years ended December 31, 2024 and 2023, the weighted average balance of our debt and preferred equity investment portfolio and the weighted average yield were $328.9 million and 6.9%, respectively, compared to $563.0 million and 6.2%, respectively.
Interest income from real estate loans held by consolidated securitization vehicles
During the year December 31, 2024, we acquired securities in CMBS securitization trusts that resulted in consolidation of the trusts on our financial statements. The amounts recorded include our interest income as well as the interest income associated with CMBS positions owned by third parties, which is offset by the amounts recorded in Interest expense on senior obligations of consolidated securitization vehicles. As a result, the net impact is limited to the interest income on the CMBS securities we own directly and not the consolidated interest income and interest expense. We did not hold any investments in CMBS securitization trusts that resulted in consolidation during the year ended December 31, 2023.
Other Income
Other income increased due primarily to fee income related to the sale of 625 Madison Avenue ($11.5 million) as well as higher management, leasing, and construction management fee income ($24.6 million) and an increase in special servicing income ($2.9 million). This increase was offset by a decrease in lease termination income ($6.4 million) and fee income related to the 49.9% interest sale of 245 Park Avenue ($4.7 million) and One Madison Avenue ($2.1 million) recognized during the year ended December 31, 2023.
Property Operating Expenses
Property operating expenses decreased due primarily to the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($26.8 million) and decreases in variable expenses ($5.3 million) and real estate taxes ($3.3 million) at our Acquired properties. These decreases were partially offset by the consolidation of 10 East 53rd Street ($11.1 million) as a result of the agreement to acquire the partner's interest in the joint venture during the first quarter of 2024.
SUMMIT Operator expenses
SUMMIT Operator expenses were higher for the year ended December 31, 2024, compared to the same period in 2023 due to increased variable expenses, including percentage rent, as a result of increased attendance.
SUMMIT Operator tax expense
The decrease in SUMMIT Operator tax expense for the year ended December 31, 2024 as compared to the same period in 2023 was the result of an adjustment made in the third quarter of 2024 related to 2023 projected tax expense being more than 2023 actual tax expense.
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses decreased to $85.2 million for the year ended December 31, 2024, compared to $111.4 million for the same period in 2023, due primarily to compensation expense related to the non-renewal of the Company's former President ($18.7 million) recorded in the fourth quarter of 2023.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased due primarily to a decrease in interest capitalization in connection with properties that are under development or redevelopment ($35.1 million), increased interest expense from the revolving credit facility ($11.2 million) due to a higher weighted average interest rate, and the consolidation of 10 East 53rd Street ($10.7 million) as a result of the agreement to acquire the partner's interest in the joint venture during the first quarter of 2024. These increases were offset by the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($31.1 million), the repayment of unsecured corporate term loans ($10.1 million) in the third quarter of 2023, the discounted mortgage repayment at 690 Madison Avenue in the fourth quarter of 2024 ($4.3 million), and the sale of 719 Seventh in the second quarter of 2024 ($4.0 million). The weighted average consolidated debt balance outstanding was $3.7 billion for the year ended December 31, 2024 as compared to $4.6 billion for the year ended December 31, 2023. The consolidated weighted average interest rate was 5.17% for the year ended December 31, 2024 as compared to 4.71% for the year ended December 31, 2023.

Interest expense on senior obligations of consolidated securitization vehicles
During the year December 31, 2024, we acquired securities in CMBS securitization trusts that resulted in consolidation of the trusts on our financial statements. The amounts include the interest expense associated with CMBS positions owned by third parties, which is an offset to the third party interest income recognized in Interest income from real estate loans held by consolidated securitization vehicles. As a result, the impact is limited to interest income on the CMBS securities we own directly and not the consolidated interest income and interest expense. We did not hold any investments in CMBS securitization trusts that resulted in consolidation during the year ended December 31, 2023.
Depreciation and Amortization
Depreciation and amortization decreased due primarily to the deconsolidation of 245 Park Avenue in the second quarter of 2023 ($48.5 million), partially offset by the consolidation of 10 East 53rd Street ($11.3 million) as a result of the agreement to acquire the partner's interest in the joint venture during the first quarter of 2024 for the year ended December 31, 2024.
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased due primarily to impairments recognized during the year ended December 31, 2024 at 5 Times Square ($146.4 million), Worldwide Plaza ($72.6 million), 2 Herald Square ($20.4 million), 85 Fifth Avenue ($12.0 million) and 115 Spring Street ($11.7 million) during the year ended December 31, 2024. These impairments were partially offset by the $141.7 million and $30.7 million gains on discounted debt extinguishment at 2 Herald Square and 280 Park Avenue, respectively, during the year ended December 31, 2024. The year ended December 31, 2023 included $23.6 million of income recognized for holdover rent, interest and reimbursement of attorneys' fees collected following the completion of legal proceedings against a former tenant and its guarantor at 2 Herald Square.
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate
During the year ended December 31, 2024, we recognized gains on the sale of an 11% interest in One Vanderbilt ($187.6 million) and our interest in 717 Fifth Avenue ($26.4 million), partially offset by a loss on the sale of our interest in 625 Madison Avenue ($7.2 million). During the year ended December 31, 2023, we recognized losses on the sales of our interests in 21 East 66th Street ($12.7 million) and 121 Greene Street ($0.3 million).
Purchase price and other fair value adjustments
During the year ended December 31, 2024, we recorded a $117.8 million positive fair value adjustment relating to the consolidation of 100 Park Avenue and a $19.6 million positive fair value adjustment for the secured borrowing related to the previous sale of an interest at One Madison Avenue. Additionally, we recorded a $5.5 million positive fair value adjustment related to derivatives that are not designated as hedges for accounting purposes. These positive adjustments were partially offset by a $55.7 million negative fair value adjustment relating to the consolidation of 10 East 53rd Street. During the year ended December 31, 2023, we recorded a $17.0 million negative fair value adjustment relating to the 50.1% interest we retained in 245 Park Avenue, which was deconsolidated when a 49.9% joint venture interest was sold, and a $10.4 million negative fair value adjustment related to derivatives that are not designated as hedges for accounting purposes. This was partially offset by a $10.2 million purchase price adjustment related to a previous transaction.
Gain (loss) on sale of real estate, net
During the year ended December 31, 2024, we recognized a gain on the sale of Palisades Conference Center ($7.3 million) and losses on the sales of 719 Seventh Avenue ($2.1 million) and the Giorgio Armani Residences at 760 Madison Avenue ($1.5 million). During the year ended December 31, 2023, we recognized a loss on the sale of a 49.9% joint venture interest in 245 Park Avenue ($32.8 million).
Depreciable Real Estate Reserves and Impairments
During the year ended December 31, 2024, we recognized depreciable real estate reserves and impairments at 719 Seventh Avenue ($46.3 million), 690 Madison Avenue ($34.3 million) and 760 Madison Avenue ($17.6 million), reflective of $15.1 million of capitalized interest for 760 Madison Avenue, to reduce the carrying value of our investments based on the sales contracts that the Company entered into for these properties. In addition, we recognized depreciable real estate reserves and impairments related to our investment in 625 Madison Avenue ($5.9 million), which remained under contract for sale as of March 31, 2024 prior to the sale closing in the second quarter of 2024. During the year ended December 31, 2023, we recognized depreciable real estate reserves and impairments related to our leasehold interest at 625 Madison Avenue ($272.6 million), which was under contract for sale as of December 31, 2023, 2 Herald Square ($101.7 million) and 1552-1560 Broadway ($8.0 million) following an assessment of the investments for recoverability.

Gain (loss) on early extinguishment of debt
During the year ended December 31, 2024, we recognized a $26.0 million gain on discounted debt extinguishment at 690 Madison Avenue and a $17.8 million gain on discounted debt extinguishment at 719 Seventh Avenue.
Loan loss and other investment reserves, net of recoveries
During the year ended December 31, 2024, we did not recognize any loan loss and other investment reserves. During the year ended December 31, 2023, we recorded $6.9 million of loan loss reserve on one debt and preferred equity investment.
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
For a comparison of the year ended December 31, 2023 to the year ended December 31, 2022, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 23, 2024.
Liquidity and Capital Resources
We currently expect that the principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness and for debt and preferred equity investments will include:
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

The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our financing and operating leases, as of December 31, 2024 are as follows (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Property mortgages and other loans	$373,551	$190,148	$910,000	$205,000	$—	$272,325	$1,951,024
Revolving credit facility	—	—	320,000	—	—	—	320,000
Unsecured term loans	—	100,000	1,050,000	—	—	—	1,150,000
Senior unsecured notes	100,000	—	—	—	—	—	100,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	3,228	3,276	3,325	3,375	3,426	193,368	209,998
Operating leases	53,595	53,734	53,746	54,211	54,443	1,154,422	1,424,151
Estimated interest expense	182,940	166,616	87,930	32,207	28,302	276,591	774,586
Company's share of joint venture debt	1,198,400	936,639	1,710,229	382,294	—	1,800,300	6,027,862
Total	$1,911,714	$1,450,413	$4,135,230	$677,087	$86,171	$3,797,006	$12,057,621
We estimate that for the year ending December 31, 2025, we expect to incur $114.7 million of leasing capital expenditures and $22.0 million of recurring capital expenditures on existing consolidated properties. In addition, we expect to incur $22.6 million of development or redevelopment expenditures on existing consolidated properties, of which $8.9 million will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $134.1 million, of which $22.6 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of December 31, 2024, we had liquidity of $1.1 billion, comprised of $922.5 million of availability under our revolving credit facility and $201.6 million of consolidated cash on hand, inclusive of $17.3 million of available-for-sale marketable securities. This liquidity excludes $131.6 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties, or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $331.6 million and $335.5 million as of December 31, 2024 and 2023, respectively, representing a decrease of $3.9 million. The decrease was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2024	2023	(Decrease) Increase
Net cash provided by operating activities	$129,595	$229,503	$(99,908)
Net cash provided by investing activities	$118,753	$171,345	$(52,592)
Net cash used in financing activities	$(252,229)	$(449,383)	$197,154
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service, and fund dividend and distribution requirements.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2024, when compared to the year ended December 31, 2023, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$47,794
Acquisition deposits and deferred purchase price	(23,050)
Joint venture investments	(266,752)
Distributions from joint ventures	20,905
Proceeds from disposition of real estate/joint venture interest	171,414
Debt and preferred equity and other investments	(21,920)
Decrease in net cash provided by investing activities	$(52,592)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, decreased from $259.7 million for the year ended December 31, 2023 to $211.9 million for the year ended December 31, 2024 due to lower spending on development and redevelopment properties.
We generally fund our investment activity through the sale of real estate, the sale or repayment of debt and preferred equity investments, property-level financing, our corporate credit facilities, or construction loan facilities. From time to time, the Company may issue common or preferred stock or equity-linked securities, or the Operating Partnership may issue common or preferred units of limited partnership interest.
During the year ended December 31, 2024, when compared to the year ended December 31, 2023, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$636,450
Repayments of our debt obligations	(725,151)
Net distribution to noncontrolling interests	(7,760)
Other financing activities	(158,974)
Proceeds from stock options exercised and DRSPP issuance	51,783
Proceeds from issuance of common stock	386,790
Redemption of preferred stock	9,197
Acquisition of subsidiary interest from noncontrolling interest	(7,289)
Dividends and distributions paid	12,108
Increase in net cash used in financing activities	$197,154
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2024, 71,096,743 shares of common stock and no shares of excess stock were issued and outstanding.
In November 2024, the Company completed an offering of 5,063,291 shares of its common stock, par value $0.01 per share, at a price of $79.00 per share. The Company received net proceeds of approximately $386.3 million, after deducting offering expenses. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 5,063,291 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes.
Share Repurchase Program
Our Board of Directors approved a $3.5 billion share repurchase program under which we can buy shares of our common stock.
As of December 31, 2024, 36,107,719 shares have been repurchased under the program, excluding the redemption of OP units. We did not repurchase any shares under the program during the year ended December 31, 2024.

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2024, the Company filed a new registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2024, 2023, and 2022, respectively (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Shares of common stock issued	728,352	17,180	10,839
Dividend reinvestments/stock purchases under the DRSPP	$52,308	$525	$525
Fifth Amended and Restated 2005 Stock Option and Incentive Plan
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of December 31, 2024, 1.5 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units and phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or the next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director's account as additional phantom stock units.
During the year ended December 31, 2024, 15,945 phantom stock units and 25,590 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.8 million during the year ended December 31, 2024, respectively, related to the Deferred Compensation Plan. As of December 31, 2024, there were 125,654 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2024, 245,445 shares of our common stock had been issued under the ESPP.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, 2022 term loan, senior unsecured notes and trust preferred securities outstanding as of December 31, 2024 and 2023, (amounts in thousands).

Debt Summary:	December 31, 2024	December 31, 2023
Balance
Fixed rate	$1,182,474	$1,117,386
Variable rate—hedged	2,075,000	2,120,000
Total fixed rate	3,257,474	3,237,386
Total variable rate	363,550	270,000
Total debt	$3,621,024	$3,507,386

Debt, preferred equity, and other investments subject to variable rate	117,006	168,745
Net exposure to variable rate debt	246,544	101,255

Percent of Total Debt:
Fixed rate	90.0%	92.3%
Variable rate (1)	10.0%	7.7%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	5.18%	4.68%
Variable rate	5.17%	6.11%
Effective interest rate	5.17%	4.71%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 7.0% and 3.0% as of December 31, 2024 and December 31, 2023, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on adjusted Term SOFR (4.33% and 5.35% as of December 31, 2024 and 2023, respectively). Our consolidated debt as of December 31, 2024 had a weighted average term to maturity of 2.80 years.
Certain of our debt and equity investments and other investments, with carrying values of $117.0 million as of December 31, 2024 and $168.7 million as of December 31, 2023, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our consolidated variable rate debt to total debt was 7.0% and 3.0% as of December 31, 2024 and 2023, respectively.
Mortgage Financing
As of December 31, 2024, our total mortgage debt (excluding our share of joint venture mortgage debt of $6.0 billion) consisted of $1.6 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 5.80% and $0.4 billion of variable rate debt with an effective weighted average interest rate of 6.60%.
Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of December 31, 2024, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. In November 2024, Term Loan B was paid down to $100 million and the maturity date was extended to November 19, 2025, with two additional six-month as-of-right extension options. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2024, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of December 31, 2024, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 180 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. As of December 31, 2024, the facility fee was 30 basis points.
As of December 31, 2024, we had $7.5 million of outstanding letters of credit, $320.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $922.5 million under the 2021 credit facility. As of December 31, 2024 and December 31, 2023, the revolving credit facility had a carrying value of $316.2 million and $554.8 million, respectively, net of deferred financing costs. As of December 31, 2024 and December 31, 2023, the term loans had a carrying value of $1.1 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
CMBS Securities Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS securities (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of December 31, 2024, there have been no margin calls on the CMBS Repurchase Facility. At December 31, 2024, the facility had an outstanding balance of $3.6 million.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2024 and 2023, respectively, by scheduled maturity date (dollars in thousands):

	December 31, 2024		December 31, 2023
Issuance	Unpaid Principal Balance	Accreted Balance	Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
	$100,000	$100,000	$100,000
Deferred financing costs, net	—	(103)	(205)
	$100,000	$99,897	$99,795
(1)Interest rate as of December 31, 2024.
(2)Issued by the Company and the Operating Partnership as co-obligors.

Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2024 and 2023, we were in compliance with all such covenants.

Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a floating rate of 26 basis points over the three-month Term SOFR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. Based on the debt outstanding as of December 31, 2024, a hypothetical 100 basis point increase in the applicable floating interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $2.3 million and would increase our share of joint venture annual interest cost by $1.9 million. As of December 31, 2024, $117.0 million, or 38.5%, of our $303.7 million debt and preferred equity portfolio was indexed to SOFR.
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
Our consolidated long-term debt of $3.3 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2024 bore interest based on a spread to LIBOR of 145 basis points and Term SOFR of 175 basis points to 275 basis points.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. A majority of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence over, but not control, the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements.
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

Related Party Transactions
One Vanderbilt Avenue Investment
In December 2016, we entered into agreements with entities owned and controlled by our Chairman, Chief Executive Officer ("CEO") and Interim President, Marc Holliday, and our former President, Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project (inclusive of the property and SUMMIT One Vanderbilt) at the appraised fair market value for the interests acquired. This investment entitles these entities to receive a percentage of any profits realized by the Company from its One Vanderbilt project in excess of the Company's capital contributions, of approximately 1.27% and 0.85%, respectively, on account of the property and 1.92% and 1.28%, respectively, on account of SUMMIT One Vanderbilt. The entities had no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests had no value and these entities were not entitled to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company received distributions from the One Vanderbilt project in excess of the Company's aggregate investment in the project. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equaled the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third-party appraisal that we obtained.
Messrs. Holliday and Mathias have the right to tender their interests in the project upon stabilization (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the seven-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday's and Mathias's continued service with us. The price paid upon a tender of the interests will equal the liquidation value of the interests at the time, with the value based on the project's sale price, if applicable, or fair market value as determined by an independent third party appraiser. In 2022, stabilization of the property (excluding SUMMIT One Vanderbilt) was achieved. Therefore, Messrs. Holiday and Mathias exercised their rights to tender 50% of their interests in the property (excluding SUMMIT One Vanderbilt) in July 2022. In 2023, stabilization of SUMMIT One Vanderbilt was achieved.
As of December 31, 2024, Messrs. Holiday's and Mathias's remaining interests in the One Vanderbilt project are included in Preferred units and redeemable equity in the mezzanine equity section of the Company's consolidated financial statements.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the years ended December 31, 2024, 2023, and 2022 we recorded $3.0 million, $3.0 million, and $3.0 million respectively, of rent expense under the lease.
Additionally, in June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. For the year ended December 31, 2024, we recorded $41.4 million of rent expense under the lease, including percentage rent, of which $27.7 million was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. For the year ended December 31, 2023, we recorded $38.9 million of rent expense under the lease, including percentage rent, of which $26.2 million was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. For the year ended December 31, 2022, we recorded $33.0 million of rent expense under the lease, including percentage rent, of which $22.8 million was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. See Note 20, "Commitments and Contingencies."
719 Seventh Avenue
In April 2024, the Company entered into an arrangement to sell the property at 719 Seventh Avenue for $30.5 million to a special purpose entity ("SPE"), of which our former President and current director, Andrew Mathias, is a partner. No amounts from the transaction will be payable to Mr. Mathias. Mr. Mathias is initially expected to own up to 40% of the equity of the SPE, representing an investment by Mr. Mathias of up to approximately $7.0 million in the acquisition of the property. The transaction closed during the second quarter of 2024. See Note 4, "Properties Held for Sale and Property Dispositions."
760 Madison Avenue Condominium Unit
In July 2024, the Company entered into an agreement to sell one of the condominium units located at 760 Madison Avenue to an entity owned by a trust of which the beneficiaries are the family members of our Chairman, CEO and Interim President, Marc Holliday, for $8.4 million. The transaction is expected to close in the first quarter of 2025.

Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within two property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company ("Belmont"), provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
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
The Company presents FFO because it considers it an important supplemental measure of the Company's operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties. The Company also uses FFO as one of several criteria to determine performance-based compensation for members of its senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions, and real estate related impairment charges, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, providing perspective not immediately apparent from net income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including our ability to make cash distributions.

FFO for the years ended December 31, 2024, 2023, and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to SL Green common stockholders	$7,060	$(579,509)	$(93,024)
Add:
Depreciation and amortization	207,443	247,810	216,167
Joint venture depreciation and noncontrolling interest adjustments	287,671	284,284	252,893
Net loss attributable to noncontrolling interests	(431)	(42,033)	(4,672)
Less:
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	208,144	(13,368)	(131)
Purchase price and other fair value adjustments	83,430	(6,813)	—
Gain (loss) on sale of real estate, net	3,025	(32,370)	(84,485)
Depreciable real estate reserves and impairments	(104,071)	(382,374)	(6,313)
Depreciable real estate reserves in unconsolidated joint venture	(263,190)	—	—
Depreciation on non-rental real estate assets	4,583	4,136	3,466
Funds from Operations attributable to SL Green common stockholders and unit holders	$569,822	$341,341	$458,827
Seasonality
Our business at SUMMIT is subject to tourism trends and weather conditions, resulting in seasonal fluctuation. In 2024 and 2023, approximately 16.0% to 19.0% of our annual SUMMIT revenue was realized in the first quarter, 26.0% to 26.0% was realized in the second quarter, 28.0% to 29.0% was realized in the third quarter, and 27.0% to 29.0% was realized in the fourth quarter. We do not consider any other components of our business to be subject to material seasonal fluctuations.
Climate Change
Climate regulation in New York City is among the most stringent and requires building owners to comply with ambitious emissions limits. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. We expect to be compliant in the first compliance period through 2029, with no material financial impact on our portfolio.
While SL Green's portfolio has not been substantially affected by climate-related events to New York City real estate, such as Hurricane Sandy in 2012, we have continued to develop our approach to physical climate risk assessment, management, and mitigation in order to manage and minimize the impacts of future events. In 2023, the Company released its second TCFD report, which expanded the physical and transition risks and opportunities and progress related to TCFD disclosure originally released in 2021. This report, along with the Company's current ESG Report, is available under "Reports & Resources" in the "Sustainability" section on our website. The Company has approved near-term Scope 1 and Scope 2 science-based emissions reduction targets with the SBTi. Our goal is to reduce emissions for our operationally controlled portfolio to align it with the 1.5 degree Celsius climate scenario.
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
Accounting Standards Updates
The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies Accounting Standards Updates" in the accompanying consolidated financial statements.

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
•risks related to our asset management business, including our ability to identify suitable investments, manage actual and potential conflicts of interest and comply with regulations on our asset management subsidiary under the Investment Advisers Act of 1940; and
•legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.
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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2024 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2025	$470,001	5.29%	$3,550	6.34%	92,525	4.35%
2026	290,148	5.30%	—	6.17%	54,481	9.59%
2027	1,920,000	5.97%	360,000	6.18%	136,720	6.55%
2028	205,000	7.15%	—	—%	—	—%
2029	—	7.50%	—	—%	—	—%
Thereafter	372,325	7.81%	—	—%	20,000	8.11%
Total	$3,257,474	5.62%	$363,550	6.23%	$303,726	6.53%
Fair Value	$3,225,767		$355,364
(1)Our debt and preferred equity investments had an estimated fair value of approximately $0.3 billion as of December 31, 2024.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2024 (in thousands):

	Long Term Debt				Debt and Preferred Equity Investments
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2025	$989,934	4.35%	$208,466	7.14%	—	—%
2026	936,639	4.27%	—	7.02%	214,657	8.86%
2027	1,619,766	3.99%	90,463	7.03%	—	—%
2028	382,294	2.86%	—	—%	—	—%
2029	—	2.86%	—	—%	—	—%
Thereafter	1,800,300	2.86%	—	—%	—	—%
Total	$5,728,933	3.97%	$298,929	7.07%	$214,657	8.86%
Fair Value	$5,058,674		$207,929

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2024 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	SOFR	$205,000	4.000%	February 2024	February 2025	$75
Interest Rate Cap	Mortgage	SOFR	370,000	3.250%	June 2024	June 2025	1,653
Interest Rate Cap	Credit Facility	SOFR	370,000	3.250%	June 2024	June 2025	(1,649)
Interest Rate Cap	Credit Facility	SOFR	68,678	4.000%	August 2024	July 2025	(102)
Interest Rate Swap	Credit Facility	SOFR	150,000	2.621%	December 2021	January 2026	2,196
Interest Rate Swap	Credit Facility	SOFR	200,000	2.662%	December 2021	January 2026	2,849
Interest Rate Swap	Credit Facility	SOFR	125,000	3.667%	August 2024	December 2026	828
Interest Rate Swap	Credit Facility	SOFR	125,000	3.670%	August 2024	December 2026	820
Interest Rate Swap	Credit Facility	SOFR	100,000	2.903%	February 2023	February 2027	2,225
Interest Rate Swap	Credit Facility	SOFR	100,000	2.733%	February 2023	February 2027	2,568
Interest Rate Swap	Credit Facility	SOFR	50,000	2.463%	February 2023	February 2027	1,557
Interest Rate Swap	Credit Facility	SOFR	200,000	2.591%	February 2023	February 2027	5,711
Interest Rate Swap	Credit Facility	SOFR	300,000	2.866%	July 2023	May 2027	7,637
Interest Rate Swap	Credit Facility	SOFR	150,000	3.524%	January 2024	May 2027	1,618
Interest Rate Swap	Credit Facility	SOFR	370,000	3.888%	November 2022	June 2027	970
Interest Rate Swap	Credit Facility	SOFR	68,678	4.466%	August 2024	June 2027	(765)
Interest Rate Swap	Credit Facility	SOFR	300,000	4.487%	November 2024	November 2027	(3,953)
Interest Rate Swap	Credit Facility	SOFR	100,000	3.756%	January 2023	January 2028	722
Interest Rate Swap	Mortgage	SOFR	204,963	3.915%	February 2025	May 2028	431
Total Consolidated Hedges							$25,391
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps represented an asset of $1.2 million in the aggregate as of December 31, 2024. We also swapped certain floating rate debt at some of our joint ventures. These swaps represented an asset of $4.7 million in the aggregate as of December 31, 2024.

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	SOFR	$658,357	4.000%	November 2024	May 2025	$727
Interest Rate Cap	Mortgage	SOFR	285,000	4.000%	August 2024	July 2025	423
Interest Rate Swap	Mortgage	SOFR	250,000	3.608%	April 2023	February 2026	1,309
Interest Rate Swap	Mortgage	SOFR	250,000	3.608%	April 2023	February 2026	1,309
Interest Rate Swap	Mortgage	SOFR	177,000	1.555%	December 2022	February 2026	4,964
Interest Rate Swap	Mortgage	SOFR	268,750	4.039%	July 2024	September 2028	(534)
Interest Rate Swap	Mortgage	SOFR	268,750	4.058%	July 2024	September 2028	(711)
Interest Rate Swap	Mortgage	SOFR	537,500	4.065%	July 2024	September 2028	(1,628)
Total Unconsolidated Hedges							$5,859

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SL Green Realty Corp. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for the year ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Investments in Commercial Real Estate Properties and Investments in Unconsolidated Joint Ventures — Refer to Notes 2, 6 and 16 to the financial statements
Critical Audit Matter Description
The Company’s investments in commercial real estate properties are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of commercial real estate properties involves the comparison of undiscounted future cash flows expected to be generated by each commercial real estate property over the Company’s estimated holding period, including the future terminal value, to the respective carrying amount. The Company also assesses their investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. The Company’s investments in unconsolidated joint ventures are evaluated for impairment based on each joint venture’s actual and projected cash flows. To the extent an impairment has occurred on either a commercial real estate property or investment in unconsolidated joint venture, the impairment loss will be measured as the excess of the carrying amount over the estimated fair value of the underlying asset. The Company’s recoverability assessment and estimated fair value, requires management to make significant estimates, including appropriate future market rental rates, capitalization rates, and discount rates.

Given the Company’s estimated future market rental rates, capitalization rates, and discount rates are significant assumptions made by management in their impairment assessments, performing audit procedures to evaluate the reasonableness of management’s recoverability assessment and estimated fair value that utilize these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's estimated future market rental rates, capitalization rates, and discount rates used in the evaluation of impairment, included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of the recoverability and estimated fair value of both commercial real estate properties and investments in unconsolidated joint ventures, including those over estimated future market rental rates, capitalization rates, and discount rates.
•We inquired with management regarding their determination of estimated future market rental rates, capitalization rates, and discount rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company's estimated future market rental rates, capitalization rates, and discount rates by:
◦Testing the source information underlying the determination of the estimated future market rental rates, capitalization rates, and discount rates used by management by evaluating the reasonableness of these assumptions with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Using comparable market transaction details to further evaluate management's selected estimated future market rental rates, capitalization rates, and discount rates, as applicable.
◦Developing a range of independent estimates of future market rental rates, capitalization rates, and discount rates and comparing those to the amounts selected by management.
Consolidation of Investments in Joint Ventures — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company assesses the accounting treatment for each joint venture upon formation, as well as any reconsideration event over the life of the investment, to determine whether consolidation is required. This assessment includes a review of each joint venture agreement to determine the rights provided to each party and whether those rights are protective or participating. The Company consolidates those joint ventures they control, or which are variable interest entities (each, a "VIE") where the Company is considered to be the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company accounts for their investments in unconsolidated joint ventures under the equity method of accounting in cases where they exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. The evaluation of these investments for consolidation, including determining whether the joint venture is a VIE, and if so, whether the Company is the primary beneficiary requires management to make significant judgments due to the complex nature of these investments.
Given the Company's determination of consolidation is a significant judgement made by management for certain of these investments, performing audit procedures to evaluate the reasonableness of management's consolidation, including VIE and primary beneficiary assessment required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's accounting determination for the consolidation of investments in joint ventures included the following, among others:
•We tested the effectiveness of controls over management's evaluation of the initial accounting assessment for consolidation and over management's evaluation of reconsideration events.
•We selected a sample of unconsolidated and consolidated joint ventures and evaluated the appropriateness of the Company's accounting conclusions upon formation and reconsideration events by:

◦Reading the joint venture agreements and other related documents and evaluating the structure and terms of the agreement, as well as any reconsideration events which took place during the year, to determine if the joint venture should be classified as a VIE.
◦If an entity is determined to be a VIE, considering whether the Company appropriately determined the primary beneficiary by evaluating the contractual arrangements of the entity to determine if the Company has the power to direct activities that most significantly impact the VIE's economic performance, and if the Company has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE.
◦Evaluated whether any reconsideration events occurred during the year that would result in consolidation or deconsolidation, and if so, verified that this occurred properly.
◦Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Company, including, among others, reading board minutes and agreeing the terms of certain joint venture agreements and side agreements, if any.
/s/ Deloitte & Touche LLP
New York, New York
February 14, 2025
We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for segment information described in Note 21, the accompanying consolidated balance sheet of SL Green Realty Corp. (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). The 2023 and 2022 consolidated financial statements, before the effects of the adjustments discussed in Note 21, are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in method for accounting for segment information described in Note 21, present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for segment information described in Note 21 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Deloitte & Touche LLP.
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
/s/ Ernst & Young LLP
We have served as the Company's auditor from 1997 to 2023.
New York, New York
February 23, 2024

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,357,041	$1,092,671
Building and improvements	3,862,224	3,655,624
Building leasehold and improvements	1,388,476	1,354,569
	6,607,741	6,102,864
Less: accumulated depreciation	(2,126,081)	(1,968,004)
	4,481,660	4,134,860
Cash and cash equivalents	184,294	221,823
Restricted cash	147,344	113,696
Investments in marketable securities	22,812	9,591
Tenant and other receivables	44,055	33,270
Related party receivables	26,865	12,168
Deferred rents receivable	266,428	264,653
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,618 and $1,630 and allowances of $13,520 and $13,520 in 2024 and 2023, respectively	303,726	346,745
Investments in unconsolidated joint ventures	2,690,138	2,983,313
Deferred costs, net	117,132	111,463
Right of use asset - operating leases	865,639	885,929
Real estate loans held by consolidated securitization vehicles (includes $584,134 and $— at fair value as of December 31, 2024 and December 31, 2023, respectively)	709,095	—
Other assets	610,911	413,670
Total assets (1)	$10,470,099	$9,531,181
Liabilities
Mortgages and other loans payable, net	$1,944,635	$1,491,319
Revolving credit facility, net	316,240	554,752
Unsecured term loans, net	1,146,010	1,244,881
Unsecured notes, net	99,897	99,795
Accrued interest payable	16,527	17,930
Senior obligations of consolidated securitization vehicles (includes $567,487 and $— at fair value as of December 31, 2024 and December 31, 2023, respectively)	590,131	—
Other liabilities (includes $251,096 and $259,392 at fair value as of December 31, 2024 and December 31, 2023, respectively)	414,153	471,401
Accounts payable and accrued expenses	122,674	153,164
Deferred revenue	164,887	134,053
Lease liability - financing leases	106,853	105,531
Lease liability - operating leases	810,989	827,692
Dividend and distributions payable	21,816	20,280
Security deposits	60,331	49,906
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,915,143	5,270,704
Commitments and contingencies (See Note 20)

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Noncontrolling interests in Operating Partnership	288,941	238,051
Preferred units and redeemable equity	196,064	166,501
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2024 and 2023	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 71,097 and 65,786 issued and outstanding at December 31, 2024 and 2023, respectively (including 0 and 1,060 shares held in treasury at December 31, 2024 and 2023, respectively)	711	660
Additional paid-in-capital	4,159,562	3,826,452
Treasury stock at cost	—	(128,655)
Accumulated other comprehensive income	18,196	17,477
Retained deficit	(449,101)	(151,551)
Total SL Green stockholders' equity	3,951,300	3,786,315
Noncontrolling interests in other partnerships	118,651	69,610
Total equity	4,069,951	3,855,925
Total liabilities and equity	$10,470,099	$9,531,181

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $236.7 million and $41.2 million of land, $159.1 million and $40.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $4.1 million and $5.4 million of accumulated depreciation, 709.1 million and — million of real estate loans held by consolidated securitization vehicles, $830.3 million and $676.9 million of other assets included in other line items, $357.9 million and $50.0 million of real estate debt, net, $1.1 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, 590.1 million and — million of senior obligations of consolidated securitization vehicles and $324.8 million and $306.5 million of other liabilities included in other line items as of December 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Rental revenue, net	$605,999	$683,335	$671,500
SUMMIT Operator revenue	133,214	118,260	89,048
Investment income	24,353	34,705	81,113
Interest income from real estate loans held by consolidated securitization vehicles	18,980	—	—
Other income	103,726	77,410	77,793
Total revenues	886,272	913,710	919,454
Expenses
Operating expenses, including related party expenses of $7 in 2024, $5 in 2023 and $5,701 in 2022	189,598	196,696	174,063
Real estate taxes	128,187	143,757	138,228
Operating lease rent	24,423	27,292	26,943
SUMMIT Operator expenses	111,739	101,211	89,207
Interest expense, net of interest income	147,220	137,114	89,473
Amortization of deferred financing costs	6,619	7,837	7,817
SUMMIT Operator tax expense	730	9,201	2,647
Interest expense on senior obligations of consolidated securitization vehicles	14,634	—	—
Depreciation and amortization	207,443	247,810	216,167
Loan loss and other investment reserves, net of recoveries	—	6,890	—
Transaction related costs	401	1,099	409
Marketing, general and administrative	85,187	111,389	93,798
Total expenses	916,181	990,296	838,752
Equity in net loss from unconsolidated joint ventures	(179,695)	(76,509)	(57,958)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	208,144	(13,368)	(131)
Purchase price and other fair value adjustments	88,966	(17,260)	(8,118)
Gain (loss) on sale of real estate, net	3,025	(32,370)	(84,485)
Depreciable real estate reserves and impairments	(104,071)	(382,374)	(6,313)
Gain (loss) on early extinguishment of debt	43,762	(870)	—
Net income (loss)	30,222	(599,337)	(76,303)
Net loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(497)	37,465	5,794
Noncontrolling interests in other partnerships	928	4,568	(1,122)
Preferred units distributions	(8,643)	(7,255)	(6,443)
Net income (loss) attributable to SL Green	22,010	(564,559)	(78,074)
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net income (loss) attributable to SL Green common stockholders	$7,060	$(579,509)	$(93,024)

Basic earnings (loss) per share	$0.08	$(9.12)	$(1.49)
Diluted earnings (loss) per share	$0.08	$(9.12)	$(1.49)

Basic weighted average common shares outstanding	65,062	63,809	63,917
Diluted weighted average common shares and common share equivalents outstanding	65,688	67,972	67,929
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$30,222	$(599,337)	$(76,303)
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	318	(32,437)	103,629
Increase (decrease) in unrealized value of marketable securities	552	(1,650)	(1,440)
Other comprehensive income (loss)	870	(34,087)	102,189
Comprehensive income (loss)	31,092	(633,424)	25,886
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(8,212)	34,778	(1,771)
Other comprehensive (income) loss attributable to noncontrolling interests	(151)	1,960	(5,827)
Comprehensive income (loss) attributable to SL Green	$22,729	$(596,686)	$18,288

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Noncontrolling Interests	Total
Balance at December 31, 2021	$221,932	64,105	$672	$3,739,409	$(126,160)	$(46,758)	$975,781	$13,377	$4,778,253
Net loss							(78,074)	1,122	(76,952)
Acquisition of subsidiary interest from noncontrolling interest				(29,742)				(75)	(29,817)
Other comprehensive income						96,362			96,362
Perpetual preferred stock dividends							(14,950)		(14,950)
DRSPP proceeds		11		525					525
Measurement adjustment for redeemable noncontrolling interest							39,974		39,974
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		274	4	32,030					32,034
Repurchases of common stock		(1,971)	(20)	(114,979)			(36,198)		(151,197)
Contributions to consolidated joint venture interests								52,164	52,164
Cash distributions to noncontrolling interests								(4,699)	(4,699)
Issuance of special dividend paid in stock		1,961		163,115	(2,495)				160,620
Cash distributions declared ($3.6896 per common share, none of which represented a return of capital for federal income tax purposes)							(235,395)		(235,395)
Balance at December 31, 2022	$221,932	64,380	$656	$3,790,358	$(128,655)	$49,604	$651,138	$61,889	$4,646,922
Net loss							(564,559)	(4,568)	(569,127)
Other comprehensive loss						(32,127)			(32,127)
Perpetual preferred stock dividends							(14,950)		(14,950)
DRSPP proceeds		17		525					525
Measurement adjustment for redeemable noncontrolling interest							(15,486)		(15,486)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		329	4	35,569					35,573
Contributions to consolidated joint venture interests								15,066	15,066
Cash distributions to noncontrolling interests								(2,777)	(2,777)
Cash distributions declared ($3.2288 per common share, none of which represented a return of capital for federal income tax purposes)							(207,694)		(207,694)
Balance at December 31, 2023	$221,932	64,726	$660	$3,826,452	$(128,655)	$17,477	$(151,551)	$69,610	$3,855,925
Net income							22,010	(928)	21,082
Acquisition of subsidiary interest from noncontrolling interest				(4,130)				(5,086)	(9,216)
Other comprehensive income						719			719
Perpetual preferred stock dividends							(14,950)		(14,950)
DRSPP proceeds		729	7	52,301					52,308
Conversion of units in the Operating Partnership to common stock		124	—						—
Measurement adjustment for redeemable noncontrolling interest							(107,631)		(107,631)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		455	4	26,844					26,848
Proceeds from issuance of common stock		5,063	51	386,739					386,790
Repurchases of common stock			(11)	(128,644)	128,655				—
Contributions to consolidated joint venture interests								6,656	6,656
Consolidation of partially owned entity								59,452	59,452
Cash distributions to noncontrolling interests								(11,053)	(11,053)
Cash distributions declared ($3.0075 per common share, none of which represented a return of capital for federal income tax purposes)							(196,979)		(196,979)
Balance at December 31, 2024	$221,932	71,097	$711	$4,159,562	$—	$18,196	$(449,101)	$118,651	$4,069,951
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$30,222	$(599,337)	$(76,303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	214,062	255,647	223,984
Equity in net loss from unconsolidated joint ventures	179,695	76,509	57,958
Distributions of cumulative earnings from unconsolidated joint ventures	12,992	9,897	780
Equity in net (gain) loss on sale of interest in unconsolidated joint venture/real estate	(208,144)	13,368	131
Purchase price and other fair value adjustments	(88,966)	17,260	8,118
Depreciable real estate reserves and impairments	104,071	382,374	6,313
(Gain) loss on sale of real estate, net	(3,025)	32,370	84,485
Loan loss and other investment reserves, net of recoveries	—	6,890	—
(Gain) loss on early extinguishment of debt	(43,762)	870	—
Deferred rents receivable	(1,535)	(17,903)	(5,749)
Non-cash lease expense	20,290	20,435	22,403
Other non-cash adjustments	46,219	28,174	(5,676)
Changes in operating assets and liabilities:
Tenant and other receivables	(11,804)	(1,725)	14,370
Related party receivables	(11,414)	15,788	6,666
Deferred lease costs	(29,271)	(17,427)	(21,792)
Other assets	15,968	(1,922)	(28,204)
Accounts payable, accrued expenses, other liabilities and security deposits	(74,501)	11,974	(30,839)
Deferred revenue	(4,799)	8,057	18,332
Lease liability - operating leases	(16,703)	(11,796)	1,111
Net cash provided by operating activities	129,595	229,503	276,088
Investing Activities
Acquisitions of real estate property	$—	$—	$(64,491)
Additions to land, buildings and improvements	(211,869)	(259,663)	(300,770)
Acquisition deposits and deferred purchase price	(23,050)	—	—
Investments in unconsolidated joint ventures	(451,233)	(184,481)	(184,518)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	161,474	140,569	141,742
Net proceeds from disposition of real estate/joint venture interest	729,025	557,611	626,364
Cash and restricted cash assumed from acquisition and consolidation of real estate investment	19,017	—	60,494
Proceeds from sale or redemption of marketable securities	—	—	15,626
Investments in marketable securities	(12,368)	—	—
Investments in real estate loans held by consolidated securitization vehicles	(117,894)	—	—
Other investments	(21,535)	(17,334)	1,432
Origination of debt and preferred equity investments	(16,310)	(65,357)	(51,367)
Repayments or redemption of debt and preferred equity investments	63,496	—	181,293
Net cash provided by investing activities	118,753	171,345	425,805
Financing Activities
Proceeds from mortgages and other loans payable	$4,450	$—	$381,980
Repayments of mortgages and other loans payable	(68,977)	(25,826)	(292,364)
Proceeds from revolving credit facility, term loans and senior unsecured notes	1,170,000	538,000	1,524,000
Repayments of revolving credit facility, term loans and senior unsecured notes	(1,510,000)	(828,000)	(1,864,000)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Proceeds from stock options exercised and DRSPP issuance	52,308	525	525
Proceeds from issuance of common stock	386,790	—	—
Repurchase of common stock	—	—	(151,197)
Redemption of preferred stock	(2,503)	(11,700)	(17,967)
Redemption of OP units	(38,177)	(9,076)	(40,901)
Distributions to noncontrolling interests in other partnerships	(11,053)	(2,777)	(4,699)
Contributions from noncontrolling interests in other partnerships	6,584	6,932	52,164
Acquisition of subsidiary interest from noncontrolling interest	(7,289)	—	(29,817)
Distributions to noncontrolling interests in the Operating Partnership	(13,915)	(14,779)	(16,272)
Dividends paid on common and preferred stock	(218,823)	(230,931)	(262,136)
Other obligation related to secured borrowing	—	129,656	77,874
Tax withholdings related to restricted share awards	(182)	—	(3,915)
Deferred loan costs	(1,442)	(1,407)	(8,098)
Net cash used in financing activities	(252,229)	(449,383)	(654,823)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,881)	(48,535)	47,070
Cash, cash equivalents, and restricted cash at beginning of year	335,519	384,054	336,984
Cash, cash equivalents, and restricted cash at end of period	$331,638	$335,519	$384,054

Supplemental cash flow disclosures:
Interest paid	$200,752	$229,119	$169,519
Income taxes paid	$9,001	$7,815	$5,358

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exchange of preferred equity investment for real estate or equity in joint venture	$—	$—	$190,652
Exchange of debt investment for real estate or equity in joint venture	—	349,946	193,995
Assumption of mortgage and mezzanine loans	—	—	1,712,750
Issuance of special dividend paid in stock	—	—	160,620
Tenant improvements and capital expenditures payable	—	—	18,518
Acquisition of subsidiary interest from noncontrolling interest	1,927	—	—
Measurement adjustment for redeemable noncontrolling interest	107,632	15,486	39,974
Consolidation of a subsidiary	50,377	—	—
Investment in joint venture	10,639	—	47,135
Deconsolidation of a subsidiary	—	101,351	—
Deconsolidation of subsidiary debt	—	1,712,750	—
Debt and preferred equity investments	1,133	—	302
Extinguishment of debt	46,835	—	—
Removal of fully depreciated commercial real estate properties	6,903	16,313	30,359
Contribution to consolidated joint venture by noncontrolling interest	72	8,134	—
Share repurchase or redemption payable	9,514	9,513	—
Recognition of right of use assets and related lease liabilities	—	—	57,938
Consolidation of securitization vehicle assets	600,521	—	—
Consolidation of securitization vehicle liabilities	600,521	—	—

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)
In December 2024, the Company declared a regular monthly distribution per share of $0.2575 that was paid in cash. This distribution was paid in January 2025. In December 2023, the Company declared a regular monthly distribution per share of $0.2500 that was paid in cash. This distribution was paid in January 2024. In December 2022, the Company declared a regular monthly distribution per share of $0.2708 that was paid in cash. This distribution was paid in January 2023.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2024	2023	2022
Cash and cash equivalents	$184,294	$221,823	$203,273
Restricted cash	147,344	113,696	180,781
Total cash, cash equivalents, and restricted cash	$331,638	$335,519	$384,054
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P. and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SL Green Operating Partnership, L.P. and subsidiaries (the "Partnership") as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows, for the year ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Investments in Commercial Real Estate Properties and Investments in Unconsolidated Joint Ventures — Refer to Notes 2, 6 and 16 to the financial statements
Critical Audit Matter Description
The Partnership’s investments in commercial real estate properties are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Partnership’s evaluation of the recoverability of commercial real estate properties involves the comparison of undiscounted future cash flows expected to be generated by each commercial real estate property over the Partnership’s estimated holding period, including the future terminal value, to the respective carrying amount. The Partnership also assesses their investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the Partnership writes down the investment to its estimated fair value. The Partnership’s investments in unconsolidated joint ventures are evaluated for impairment based on each joint venture’s actual and projected cash flows. To the extent an impairment has occurred on either a commercial real estate property or investment in unconsolidated joint venture, the impairment loss will be measured as the excess of the carrying amount over the estimated fair value of the underlying asset. The Partnership’s recoverability assessment and estimated fair value, requires management to make significant estimates, including appropriate future market rental rates, capitalization rates, and discount rates.
Given the Partnership’s estimated future market rental rates, capitalization rates, and discount rates are significant assumptions made by management in their impairment assessments, performing audit procedures to evaluate the reasonableness of management’s recoverability assessment and estimated fair value that utilize these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Partnership's estimated future market rental rates, capitalization rates, and discount rates used in the evaluation of impairment, included the following, among others:
•We tested the effectiveness of controls over management's evaluation of the recoverability and estimated fair value of both commercial real estate properties and investments in unconsolidated joint ventures, including those over estimated future market rental rates, capitalization rates, and discount rates.
•We inquired with management regarding their determination of estimated future market rental rates, capitalization rates, and discount rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Partnership's estimated future market rental rates, capitalization rates, and discount rates by:
◦Testing the source information underlying the determination of the estimated future market rental rates, capitalization rates, and discount rates used by management by evaluating the reasonableness of these assumptions with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Using comparable market transaction details to further evaluate management's selected estimated future market rental rates, capitalization rates, and discount rates, as applicable.
◦Developing a range of independent estimates of future market rental rates, capitalization rates, and discount rates and comparing those to the amounts selected by management.
Consolidation of Investments in Joint Ventures — Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Partnership assesses the accounting treatment for each joint venture upon formation, as well as any reconsideration event over the life of the investment, to determine whether consolidation is required. This assessment includes a review of each joint venture agreement to determine the rights provided to each party and whether those rights are protective or participating. The Partnership consolidates those joint ventures they control, or which are variable interest entities (each, a "VIE") where the Partnership is considered to be the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Partnership accounts for their investments in unconsolidated joint ventures under the equity method of accounting in cases where they exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. The evaluation of these investments for consolidation, including determining whether the joint venture is a VIE, and if so, whether the Partnership is the primary beneficiary requires management to make significant judgments due to the complex nature of these investments.
Given the Partnership’s determination of consolidation is a significant judgement made by management for certain of these investments, performing audit procedures to evaluate the reasonableness of management’s consolidation, including VIE and primary beneficiary assessment, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Partnership's accounting determination for the consolidation of investments in joint ventures included the following, among others:
•We tested the effectiveness of controls over management's evaluation of the initial accounting assessment for consolidation and over management's evaluation of reconsideration events.

•We selected a sample of unconsolidated and consolidated joint ventures and evaluated the appropriateness of the Partnership's accounting conclusions upon formation and reconsideration events by:
◦Reading the joint venture agreements and other related documents and evaluating the structure and terms of the agreement, as well as any reconsideration events which took place during the year, to determine if the joint venture should be classified as a VIE.
◦If an entity is determined to be a VIE, considering whether the Partnership appropriately determined the primary beneficiary by evaluating the contractual arrangements of the entity to determine if the Partnership has the power to direct activities that most significantly impact the VIE's economic performance, and if the Partnership has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE.
◦Evaluated whether any reconsideration events occurred during the year that would result in consolidation or deconsolidation, and if so, verified that this occurred properly.
◦Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Partnership, including, among others, reading board minutes and agreeing the terms of certain joint venture agreements and side agreements, if any.
 /s/ Deloitte & Touche LLP
New York, New York
February 14, 2025
We have served as the Partnership's auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting for segment information described in Note 21, the accompanying consolidated balance sheet of SL Green Operating Partnership, L.P. (the Operating Partnership) as of December 31, 2023, the related consolidated statements of operations, comprehensive (loss) income, capital and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). The 2023 and 2022 consolidated financial statements, before the effects of the adjustments discussed in Note 21, are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in method for accounting for segment information described in Note 21, present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for segment information described in Note 21 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Deloitte & Touche LLP.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
We have served as the Operating Partnership's auditor from 2010 to 2023.
New York, New York
February 23, 2024

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2024	December 31, 2023
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,357,041	$1,092,671
Building and improvements	3,862,224	3,655,624
Building leasehold and improvements	1,388,476	1,354,569
	6,607,741	6,102,864
Less: accumulated depreciation	(2,126,081)	(1,968,004)
	4,481,660	4,134,860
Cash and cash equivalents	184,294	221,823
Restricted cash	147,344	113,696
Investments in marketable securities	22,812	9,591
Tenant and other receivables	44,055	33,270
Related party receivables	26,865	12,168
Deferred rents receivable	266,428	264,653
Debt and preferred equity investments, net of discounts and deferred origination fees of $1,618 and $1,630 and allowances of $13,520 and $13,520 in 2024 and 2023, respectively	303,726	346,745
Investments in unconsolidated joint ventures	2,690,138	2,983,313
Deferred costs, net	117,132	111,463
Right of use asset - operating leases	865,639	885,929
Real estate loans held by consolidated securitization vehicles (includes $584,134 and $— at fair value as of December 31, 2024 and December 31, 2023, respectively)	709,095	—
Other assets	610,911	413,670
Total assets (1)	$10,470,099	$9,531,181
Liabilities
Mortgages and other loans payable, net	$1,944,635	$1,491,319
Revolving credit facility, net	316,240	554,752
Unsecured term loans, net	1,146,010	1,244,881
Unsecured notes, net	99,897	99,795
Accrued interest payable	16,527	17,930
Senior obligations of consolidated securitization vehicles (includes $567,487 and $— at fair value as of December 31, 2024 and December 31, 2023, respectively)	590,131	—
Other liabilities (includes $251,096 and $259,392 at fair value as of December 31, 2024 and December 31, 2023, respectively)	414,153	471,401
Accounts payable and accrued expenses	122,674	153,164
Deferred revenue	164,887	134,053
Lease liability - financing leases	106,853	105,531
Lease liability - operating leases	810,989	827,692
Dividend and distributions payable	21,816	20,280
Security deposits	60,331	49,906
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	5,915,143	5,270,704
Commitments and contingencies (See Note 20)

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2024	December 31, 2023
Limited partner interests in SLGOP (4,510 and 3,949 limited partner common units outstanding at December 31, 2024 and 2023, respectively)	288,941	238,051
Preferred units and redeemable equity	196,064	166,501
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2024 and 2023	221,932	221,932
SL Green partners' capital (756 and 687 general partner common units, and 70,341 and 64,039 limited partner common units outstanding at December 31, 2024 and 2023, respectively)	3,711,172	3,546,906
Accumulated other comprehensive income	18,196	17,477
Total SLGOP partners' capital	3,951,300	3,786,315
Noncontrolling interests in other partnerships	118,651	69,610
Total capital	4,069,951	3,855,925
Total liabilities and capital	$10,470,099	$9,531,181

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $236.7 million and $41.2 million of land, $159.1 million and $40.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $4.1 million and $5.4 million of accumulated depreciation, 709.1 million and — million of real estate loans held by consolidated securitization vehicles, $830.3 million and $676.9 million of other assets included in other line items, $357.9 million and $50.0 million of real estate debt, net, $1.1 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, 590.1 million and — million of senior obligations of consolidated securitization vehicles and $324.8 million and $306.5 million of other liabilities included in other line items as of December 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Rental revenue, net	$605,999	$683,335	$671,500
SUMMIT Operator revenue	133,214	118,260	89,048
Investment income	24,353	34,705	81,113
Interest income from real estate loans held by consolidated securitization vehicles	18,980	—	—
Other income	103,726	77,410	77,793
Total revenues	886,272	913,710	919,454
Expenses
Operating expenses, including related party expenses of $7 in 2024, $5 in 2023 and $5,701 in 2022	189,598	196,696	174,063
Real estate taxes	128,187	143,757	138,228
Operating lease rent	24,423	27,292	26,943
SUMMIT Operator expenses	111,739	101,211	89,207
Interest expense, net of interest income	147,220	137,114	89,473
Amortization of deferred financing costs	6,619	7,837	7,817
SUMMIT Operator tax expense	730	9,201	2,647
Interest expense on senior obligations of consolidated securitization vehicles	14,634	—	—
Depreciation and amortization	207,443	247,810	216,167
Loan loss and other investment reserves, net of recoveries	—	6,890	—
Transaction related costs	401	1,099	409
Marketing, general and administrative	85,187	111,389	93,798
Total expenses	916,181	990,296	838,752
Equity in net loss from unconsolidated joint ventures	(179,695)	(76,509)	(57,958)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	208,144	(13,368)	(131)
Purchase price and other fair value adjustments	88,966	(17,260)	(8,118)
Gain (loss) on sale of real estate, net	3,025	(32,370)	(84,485)
Depreciable real estate reserves and impairments	(104,071)	(382,374)	(6,313)
Gain (loss) on early extinguishment of debt	43,762	(870)	—
Net income (loss)	30,222	(599,337)	(76,303)
Noncontrolling interests in other partnerships	928	4,568	(1,122)
Preferred units distributions	(8,643)	(7,255)	(6,443)
Net income (loss) attributable to SLGOP	22,507	(602,024)	(83,868)
Perpetual preferred unit dividends	(14,950)	(14,950)	(14,950)
Net income (loss) attributable to SLGOP common unitholders	$7,557	$(616,974)	$(98,818)

Basic earnings (loss) per unit	$0.04	$(9.12)	$(1.49)
Diluted earnings (loss) per unit	$0.04	$(9.12)	$(1.49)

Basic weighted average common units outstanding	68,736	67,972	67,929
Diluted weighted average common units and common unit equivalents outstanding	69,605	67,972	67,929

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$30,222	$(599,337)	$(76,303)
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	318	(32,437)	103,629
Increase (decrease) in unrealized value of marketable securities	552	(1,650)	(1,440)
Other comprehensive income (loss)	870	(34,087)	102,189
Comprehensive income (loss)	31,092	(633,424)	25,886
Net loss (income) attributable to noncontrolling interests	928	4,568	(1,122)
Other comprehensive (income) loss attributable to noncontrolling interests	(151)	1,960	(5,827)
Comprehensive income (loss) attributable to SLGOP	$31,869	$(626,896)	$18,937

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2021	$221,932	64,105	$4,589,702	$(46,758)	$13,377	$4,778,253
Net loss			(78,074)		1,122	(76,952)
Acquisition of subsidiary interest from noncontrolling interest			(29,742)		(75)	(29,817)
Other comprehensive income				96,362		96,362
Perpetual preferred unit dividends			(14,950)			(14,950)
DRSPP proceeds		11	525			525
Measurement adjustment for redeemable noncontrolling interest			39,974			39,974
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		274	32,034			32,034
Repurchases of common units		(1,971)	(151,197)			(151,197)
Contributions to consolidated joint venture interests					52,164	52,164
Cash distributions to noncontrolling interests					(4,699)	(4,699)
Issuance of special distribution paid in units		1,961	160,620			160,620
Cash distributions declared ($3.6896 per common unit, none of which represented a return of capital for federal income tax purposes)			(235,395)			(235,395)
Balance at December 31, 2022	$221,932	64,380	$4,313,497	$49,604	$61,889	$4,646,922
Net loss			(564,559)		(4,568)	(569,127)
Other comprehensive loss				(32,127)		(32,127)
Perpetual preferred unit dividends			(14,950)			(14,950)
DRSPP proceeds		17	525			525
Measurement adjustment for redeemable noncontrolling interest			(15,486)			(15,486)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		329	35,573			35,573
Contributions to consolidated joint venture interests					15,066	15,066
Cash distributions to noncontrolling interests					(2,777)	(2,777)
Cash distributions declared ($3.2288 per common unit, none of which represented a return of capital for federal income tax purposes)			(207,694)			(207,694)
Balance at December 31, 2023	$221,932	64,726	$3,546,906	$17,477	$69,610	$3,855,925
Net income			22,010		(928)	21,082
Acquisition of subsidiary interest from noncontrolling interest			(4,130)		(5,086)	(9,216)
Other comprehensive income				719		719
Perpetual preferred unit dividends			(14,950)			(14,950)
DRSPP proceeds		729	52,308			52,308
Conversion of common units		124	—			—
Measurement adjustment for redeemable noncontrolling interest			(107,631)			(107,631)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		455	26,848			26,848
Proceeds from issuance of common stock		5,063	386,790			386,790
Contributions to consolidated joint venture interests					6,656	6,656
Consolidation of partially owned entity					59,452	59,452
Cash distributions to noncontrolling interests					(11,053)	(11,053)
Cash distributions declared ($3.0075 per common unit, none of which represented a return of capital for federal income tax purposes)			(196,979)			(196,979)
Balance at December 31, 2024	$221,932	71,097	$3,711,172	$18,196	$118,651	$4,069,951
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$30,222	$(599,337)	$(76,303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	214,062	255,647	223,984
Equity in net loss from unconsolidated joint ventures	179,695	76,509	57,958
Distributions of cumulative earnings from unconsolidated joint ventures	12,992	9,897	780
Equity in net (gain) loss on sale of interest in unconsolidated joint venture/real estate	(208,144)	13,368	131
Purchase price and other fair value adjustments	(88,966)	17,260	8,118
Depreciable real estate reserves and impairments	104,071	382,374	6,313
(Gain) loss on sale of real estate, net	(3,025)	32,370	84,485
Loan loss reserves and other investment reserves, net of recoveries	—	6,890	—
(Gain) loss on early extinguishment of debt	(43,762)	870	—
Deferred rents receivable	(1,535)	(17,903)	(5,749)
Non-cash lease expense	20,290	20,435	22,403
Other non-cash adjustments	46,219	28,174	(5,676)
Changes in operating assets and liabilities:
Tenant and other receivables	(11,804)	(1,725)	14,370
Related party receivables	(11,414)	15,788	6,666
Deferred lease costs	(29,271)	(17,427)	(21,792)
Other assets	15,968	(1,922)	(28,204)
Accounts payable, accrued expenses, other liabilities and security deposits	(74,501)	11,974	(30,839)
Deferred revenue	(4,799)	8,057	18,332
Lease liability - operating leases	(16,703)	(11,796)	1,111
Net cash provided by operating activities	129,595	229,503	276,088
Investing Activities
Acquisitions of real estate property	$—	$—	$(64,491)
Additions to land, buildings and improvements	(211,869)	(259,663)	(300,770)
Acquisition deposits and deferred purchase price	(23,050)	—	—
Investments in unconsolidated joint ventures	(451,233)	(184,481)	(184,518)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	161,474	140,569	141,742
Net proceeds from disposition of real estate/joint venture interest	729,025	557,611	626,364
Cash and restricted cash assumed from acquisition and consolidation of real estate investment	19,017	—	60,494
Proceeds from sale or redemption of marketable securities	—	—	15,626
Investments in marketable securities	(12,368)	—	—
Investments in real estate loans held by consolidated securitization vehicles	(117,894)	—	—
Other investments	(21,535)	(17,334)	1,432
Origination of debt and preferred equity investments	(16,310)	(65,357)	(51,367)
Repayments or redemption of debt and preferred equity investments	63,496	—	181,293
Net cash provided by investing activities	118,753	171,345	425,805
Financing Activities
Proceeds from mortgages and other loans payable	$4,450	$—	$381,980
Repayments of mortgages and other loans payable	(68,977)	(25,826)	(292,364)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Proceeds from revolving credit facility, term loans and senior unsecured notes	1,170,000	538,000	1,524,000
Repayments of revolving credit facility, term loans and senior unsecured notes	(1,510,000)	(828,000)	(1,864,000)
Proceeds from stock options exercised and DRSPP issuance	52,308	525	525
Proceeds from issuance of common units	386,790	—	—
Repurchase of common units	—	—	(151,197)
Redemption of preferred units	(2,503)	(11,700)	(17,967)
Redemption of OP units	(38,177)	(9,076)	(40,901)
Distributions to noncontrolling interests in other partnerships	(11,053)	(2,777)	(4,699)
Contributions from noncontrolling interests in other partnerships	6,584	6,932	52,164
Acquisition of subsidiary interest from noncontrolling interest	(7,289)	—	(29,817)
Distributions paid on common and preferred units	(232,738)	(245,710)	(278,408)
Other obligation related to secured borrowing	—	129,656	77,874
Tax withholdings related to restricted share awards	(182)	—	(3,915)
Deferred loan costs	(1,442)	(1,407)	(8,098)
Net cash used in financing activities	(252,229)	(449,383)	(654,823)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,881)	(48,535)	47,070
Cash, cash equivalents, and restricted cash at beginning of year	335,519	384,054	336,984
Cash, cash equivalents, and restricted cash at end of period	$331,638	$335,519	$384,054

Supplemental cash flow disclosures:
Interest paid	$200,752	$229,119	$169,519
Income taxes paid	$9,001	$7,815	$5,358

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exchange of preferred equity investment for real estate or equity in joint venture	$—	$—	$190,652
Exchange of debt investment for real estate or equity in joint venture	—	349,946	193,995
Assumption of mortgage and mezzanine loans	—	—	1,712,750
Issuance of special distribution paid in units	—	—	160,620
Tenant improvements and capital expenditures payable	—	—	18,518
Acquisition of subsidiary interest from noncontrolling interest	1,927	—	—
Measurement adjustment for redeemable noncontrolling interest	107,632	15,486	39,974
Consolidation of a subsidiary	50,377	—	—
Investment in joint venture	10,639	—	47,135
Deconsolidation of a subsidiary	—	101,351	—
Deconsolidation of subsidiary debt	—	1,712,750	—
Debt and preferred equity investments	1,133	—	302
Extinguishment of debt	46,835	—	—
Removal of fully depreciated commercial real estate properties	6,903	16,313	30,359
Contribution to consolidated joint venture by noncontrolling interest	72	8,134	—
Share repurchase or redemption payable	9,514	9,513	—
Recognition of right of use assets and related lease liabilities	—	—	57,938
Consolidation of securitization vehicle assets	600,521	—	—
Consolidation of securitization vehicle liabilities	600,521	—	—

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

In December 2024, the Company declared a regular monthly distribution per share of $0.2575 that was paid in cash. This distribution was paid in January 2025. In December 2023, the Company declared a regular monthly distribution per share of $0.2500 that was paid in cash. This distribution was paid in January 2024. In December 2022, the Company declared a regular monthly distribution per share of $0.2708 that was paid in cash. This distribution was paid in January 2023.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended
	2024	2023	2022
Cash and cash equivalents	$184,294	$221,823	$203,273
Restricted cash	147,344	113,696	180,781
Total cash, cash equivalents, and restricted cash	$331,638	$335,519	$384,054
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2024

1. Organization and Basis of Presentation
SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as S.L. Green Management Corp, or the Service Corporation. All of the management, leasing and construction services that are provided to the properties that are wholly owned by us and that are provided to certain joint ventures are conducted through SL Green Management LLC and S.L. Green Management Corp., respectively, which are 100% owned by the Operating Partnership. The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2024, noncontrolling investors held, in the aggregate, a 5.97% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On December 31, 2024, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	15		9,587,441	9	12,175,149	24	21,762,590	92.5%
	Retail	2		30,496	1	12,946	3	43,442	100.0%
	Development/Redevelopment	2	(2)	880,771	1	1,385,484	3	2,266,255	N/A
		19		10,498,708	11	13,573,579	30	24,072,287	92.5%
Suburban	Office	7		862,800	—	—	7	862,800	73.5%
Total commercial properties		26		11,361,508	11	13,573,579	37	24,935,087	91.8%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.1%
Total core portfolio		27		11,501,890	12	13,795,463	39	25,297,353	91.9%

	Alternative Strategy Portfolio	—		—	7	2,567,025	7	2,567,025	63.0%
(1)The weighted average leased occupancy for commercial properties represents the total leased square feet divided by total square footage at acquisition. The weighted average leased occupancy for residential properties represents the total leased units divided by total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
(2)As of December 31, 2024, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of December 31, 2024, we also managed one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet (unaudited), and held debt and preferred equity investments with a book value of $303.7 million, excluding debt and preferred equity investments and other financing receivables totaling $9.7 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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
Subsequent Events
In January 2025, the Company closed on the acquisition of 500 Park Avenue for a gross asset valuation of $130.0 million. The Company financed the acquisition with a new $80.0 million mortgage. The mortgage has a term of up to 5 years, as fully extended, and bears interest at a floating rate of 2.40% over Term SOFR, which the Company has swapped to a fixed rate of 6.57% through February 2028.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly owned or controlled by us. Entities which we have significant influence, but do not control, through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. See Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures." All significant intercompany balances and transactions have been eliminated.
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
December 31, 2024
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
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 years to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 year to 15 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 year to 15 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. Origination costs are amortized as an expense over the remaining life of the lease and tenant improvements are amortized over the shorter of the remaining life of the lease or useful life of improvement (or charged against earnings if the lease is terminated prior to its contractual expiration date). When allocating the purchase price of real estate, we assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2024, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 10.0 years, 12.1 years, and 8.9 years, respectively.
The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if i) the lease transfers ownership of the asset at the end of the lease term, ii) the lease grants an option to purchase the asset that we are reasonably certain to exercise, iii) the lease term is for a major part of the remaining economic life of the asset, iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement the Company records a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. The Company applies a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is known, the Company uses that rate. If the rate implicit in the lease is not known, the Company uses a discount rate reflective of the Company's collateralized borrowing rate given the term of the lease. To determine the discount rate, the Company employs a third party specialist to develop an analysis based primarily on the observable borrowing rates of the Company, other REITs, and other corporate borrowers with long-term borrowings. On the consolidated statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense. When applicable, the Company combines the consideration for lease and non-lease components in the calculation of the value of the lease obligation and right-of-use asset.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
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
Properties other than Right of use assets - operating leases are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life
Building (leasehold interest)	lesser of 40 years or remaining term of the lease
Right of use assets - financing leases	lesser of 40 years or remaining term of the lease
Furniture and fixtures	4 to 7 years
Tenant improvements	shorter of remaining term of the lease or useful life
Right of use assets - operating leases are amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent under ASC 842.
Depreciation expense (including amortization of right of use assets - financing leases) totaled $183.9 million, $221.0 million, and $190.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Properties are individually evaluated for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) and terminal value to be generated by the property is less than the carrying value of the property taking into account the appropriate capitalization rate in determining the future terminal value. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with Accounting Standards Codification, or ASC 820. We also evaluate our real estate consolidated properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded.
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
During the year ended December 31, 2024, the Company recorded a $17.6 million charge, reflective of $15.1 million of capitalized interest, to reduce the carrying value of the residential condominium units at 760 Madison Avenue, based on the total of the sales contracts that the Company entered into for these units. This charge is included in Depreciable real estate reserves and impairments in the consolidated statements of operations. The remaining transactions are expected to close during the first quarter of 2025. See Note 4, "Properties Held for Sale and Property Dispositions."
During the year ended December 31, 2024, through a series of transactions, the Company reduced its ownership interest in 690 Madison Avenue to 90.0% and repaid the previous $60.9 million mortgage on the property for a net payment of $32.1 million. As a result of the transactions, the Company assessed the property for recoverability and recorded a $34.3 million charge to write down the carrying value of the investment, which is included in Depreciable real estate reserves and impairments in the consolidated statement of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
For the year ended December 31, 2024, we recognized a reduction of rental revenue of ($2.6 million) for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the years ended December 31, 2023 and 2022, we recognized $14.2 million and $5.7 million, respectively, of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Identified intangible assets (included in other assets):
Gross amount	$378,277	$189,680
Accumulated amortization	(197,211)	(184,902)
Net	$181,066	$4,778
Identified intangible liabilities (included in deferred revenue):
Gross amount	$243,703	$205,394
Accumulated amortization	(204,092)	(202,089)
Net	$39,611	$3,305
The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2025	$5,828
2026	5,265
2027	4,754
2028	4,058
2029	3,719
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2025	$30,485
2026	26,943
2027	21,648
2028	16,492
2029	15,008
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
Fair Value Measurements
See Note 16, "Fair Value Measurements."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of December 31, 2024, we did not have any debt securities designated as trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. We account for our held-to-maturity securities at amortized cost basis. Credit losses for our debt securities are recognized in accordance with ASC 326. No allowance for loan losses were recognized for the years ended December 31, 2024, 2023 and 2022. We account for equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.
As of December 31, 2024 and 2023, we held the following marketable securities (in thousands):

	December 31, 2024	December 31, 2023
Commercial mortgage-backed securities - available-for-sale	$17,323	$9,591
Commercial mortgage-backed securities - held-to-maturity	5,489	—
Total investment in marketable securities	$22,812	$9,591
The cost basis of the available-for-sale commercial mortgage-backed securities ("CMBS") was $18.3 million and $11.5 million as of December 31, 2024 and 2023, respectively. These securities mature at various times through 2030. As of December 31, 2024, one security was in an unrealized gain position of $0.2 million with a fair market value of $5.5 million, and two securities were in an unrealized loss position of $1.5 million and fair market value of $11.8 million with one of the securities being in a continuous unrealized loss position for more than 12 months. All securities were in an unrealized loss position as of December 31, 2023 with an unrealized loss of $1.9 million and a fair market value of $9.6 million and were in a continuous unrealized loss position for more than 12 months. We do not intend to sell our other securities, and it is more likely than not that we will not be required to sell the investment before the recovery of their amortized cost basis.
The cost basis of the held-to-maturity CMBS was $5.5 million as of December 31, 2024, and was purchased at a $0.2 million discount. We had no held-to-maturity CMBS as of December 31, 2023.
We did not dispose of any debt marketable securities during the years ended December 31, 2024 and December 31, 2023. During the year ended December 31, 2022, we received aggregate net proceeds of $7.8 million from the sale of one debt marketable security and $3.7 million from the repayment of one debt marketable security.
We held no equity marketable securities as of December 31, 2024 and December 31, 2023. During the year ended December 31, 2022, we sold the one equity marketable security that was held as of December 31, 2021 for which we received aggregate net proceeds of $4.2 million. We recognized $6.5 million of realized losses for the year ended December 31, 2022.
Investment in CMBS Securitization Trusts
We may be contracted to provide special servicing activities for CMBS securitization trusts and, in certain cases, we may also acquire securities in these trusts. In certain cases, we may acquire the controlling class of the trust and we may have the right to designate, and remove, the special servicer for these trusts. These circumstances may result in our consolidating the securitization trusts on our financial statements. We evaluate all of our positions and special servicer appointments for consolidation, which are considered to be VIEs to the Company.
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
December 31, 2024
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
As of December 31, 2024 and 2023, we consolidated the following CMBS securitization trusts (in thousands):

	December 31, 2024		December 31, 2023		Maturity
Type	Fair Value (1)	Principal Value	Fair Value	Principal Value
Real estate loans held by consolidated securitization vehicles	$709,095	$894,000	$—	$—	2023 - 2024	(2)
Senior obligations of consolidated securitization vehicles	590,131	688,346	—	—	2023 - 2024	(2)
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	$118,964	$205,654	$—	$—
(1)Includes $134.8 million and $34.2 million of assets and liabilities, respectively, for a loan that is on non-accrual and is accounted for on an amortized cost basis.
(2)The Company is in discussions with the respective borrowers on the resolution of the past maturities.
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
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. In scenarios where we are determined to be the primary beneficiary in a VIE, these substantive participating rights held by our joint venture partner preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences in accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. Aside from charges noted in Note 6, "Investment in Unconsolidated Joint Ventures," we do not believe that the values of any of our equity investments were impaired at December 31, 2024.
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
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly owned properties. For the years ended December 31, 2024, 2023 and 2022, $8.5 million, $6.8 million, and $6.6 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
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
December 31, 2024
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2024 and 2023 was $3.1 million and $2.6 million, respectively, and is included in Deferred revenue on the consolidated balance sheets.
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
December 31, 2024
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
The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. The only provision for income taxes included in the consolidated statements of operations relates to the Operating Partnership's consolidated taxable REIT subsidiaries. The Operating Partnership may also be subject to certain state, local and franchise taxes.
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state and local corporate tax liability for these entities. During the years ended December 31, 2024, 2023 and 2022, we recorded Federal, state and local tax provisions of $4.9 million, $8.2 million, and $3.7 million, respectively.
SUMMIT is held in a TRS and pays Federal, state, and local taxes. During the years ended December 31, 2024, 2023 and 2022, we recorded Federal, state and local tax expense for SUMMIT of $0.7 million, $9.2 million, and $2.6 million, respectively.
For the year ended December 31, 2024, the Company paid distributions on its common stock of $3.16 per share which represented $0.23 per share of ordinary income and $2.93 per share of capital gains. For the year ended December 31, 2023, the Company paid distributions on its common stock of $3.25 per share which represented $0.00 per share of ordinary income, and $3.25 per share of capital gains. For the year ended December 31, 2022, the Company paid distributions on its common stock of $6.17 per share which represented $2.56 per share of ordinary income and $1.17 per share of capital gains.
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
December 31, 2024
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
December 31, 2024
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Paramount Global, which accounted for 5.5% of our share of annualized cash rent as of December 31, 2024, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, as of December 31, 2024.
For the years ended December 31, 2024, 2023, and 2022, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	2024	Property	2023	Property	2022
One Vanderbilt Avenue	14.7%	One Vanderbilt Avenue	16.0%	One Vanderbilt Avenue	14.1%
11 Madison Avenue	8.8%	11 Madison Avenue	8.3%	245 Park Avenue	10.0%
420 Lexington Avenue	7.0%	420 Lexington Avenue	6.7%	11 Madison Avenue	7.8%
1515 Broadway	6.7%	1515 Broadway	6.4%	420 Lexington Avenue	6.3%
245 Park Avenue	6.7%	1185 Avenue of the Americas	5.6%	1515 Broadway	5.8%
1185 Avenue of the Americas	5.9%	280 Park Avenue	5.5%	1185 Avenue of the Americas	5.1%
280 Park Avenue	5.2%	245 Park Avenue	5.5%	280 Park Avenue	5.1%
As of December 31, 2024, 57.2% of our work force is covered by five collective bargaining agreements, and none of our work force is covered by collective bargaining agreements that expire before December 31, 2025. See Note 19, "Benefits Plans."
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Accounting Standards Updates
In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The objective of this amendment is to help investors better understand a public entity's performance, better assess the entity's prospect for future cash flows, and compare the entity's performance over time and with that of other entities. The amendment will require public business entities to include a footnote disclosure about specific expenses by requiring them to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization. For any remaining items within each relevant expense caption, a qualitative disclosure is required for the amounts that are not separately disaggregated quantitatively. Additionally, the amendment provides guidance on the definition of selling expenses along with a requirement to disclose the total amount of selling expenses. The amendment does not change the requirements for the presentation of expenses on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements, but do not believe the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The objective of the amendments in ASU 2023-09 related to the rate reconciliation and income taxes paid disclosures are to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The amendment will require that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment will require that all entities disclose on an annual basis the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes as well as disaggregated by individual jurisdictions that meet a quantitative threshold. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024. Early adoption and retrospective application is permitted. The Company adopted this guidance on January 1, 2025 and do not believe it will have a material impact on the Company's consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU 2023-07 amends the reportable segment disclosure requirements to enhance disclosures about significant segment expenses. The objective of the amendment is to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendment will require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the "significant expense principle"). Additionally, the amendment will require an entity to disclose an amount for "other segment items" by reportable segment and a description of its composition as well as require all the current annual disclosure requirements in ASC 280 on an interim basis, except for entity-wide disclsoures. Lastly, the amendment will require a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance on January 1, 2024 and it did not have a material impact on the Company's consolidated financial statements.
In August 2023, the FASB issued ASU No. 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement. ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and reduce diversity in practice. The amendments require that a joint venture apply the following key adaptations from the business combinations guidance upon formation: (i) a joint venture is the formation of a new entity without an accounting acquirer, (ii) a joint venture measures its identifiable net assets and goodwill, if any, at the formation date, (iii) initial measurement of a joint venture's total net assets is equal to the fair value of 100 percent of the joint venture's equity, and (iv) a joint venture provides relevant disclosures. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted in any interim or annual period in which financial statements have not yet been issued, either prospectively or retrospectively. The Company adopted this guidance on January 1, 2025 and do not believe it will have a material impact on the Company's consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
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
3. Property Acquisitions and Consolidations
2024 Acquisitions
During the year ended December 31, 2024, we did not acquire any properties from a third party.
2024 Property Consolidations
The following table summarizes the properties consolidated during the year ended December 31, 2024:

Property	Consolidation Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
100 Park Avenue (1)	December 2024	Fee Interest	834,000	$441.0
10 East 53rd Street (2)	March 2024	Fee Interest	354,300	236.0
(1)In December 2024, the Company amended the joint venture agreement with its partner. As a result of the amended terms, it was concluded that the joint venture is a VIE in which the Company is the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a positive fair value adjustment of $117.8 million, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. Prior to December 2024, the investment was accounted for under the equity method. See Note 16, "Fair Value Measurements."
(2)In March 2024, the Company entered into an agreement to acquire its partner's 45.0% interest in the joint venture for cash consideration of $7.2 million, which is net of all outstanding debt obligations at contract signing. As a result of the contract terms, it was concluded that the joint venture is a VIE in which the Company is the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a negative fair value adjustment of ($55.7 million), which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. Prior to March 2024, the investment was accounted for under the equity method. In December 2024, the Company closed on the acquisition of the partner's interest. See Note 16, "Fair Value Measurements."
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
As of December 31, 2024 and 2023, no properties were classified as held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2024, 2023, and 2022:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet	Sales Price (1) (in millions)	(Loss) Gain on Sale (2) (in millions)
Giorgio Armani Residences at 760 Madison Avenue (3 Condominium Units) (3)	December 2024	Fee Interest	13,590	$63.5	$(1.5)
Palisades Premier Conference Center	July 2024	Fee Interest	450,000	26.3	7.3
719 Seventh Avenue	June 2024	Fee Interest	10,040	30.5	(2.0)
245 Park Avenue (4)	June 2023	Fee Interest	1,782,793	1,995.0	(28.3)
885 Third Avenue - Office Condominium Units (5)	December 2022	Fee / Leasehold Interest	414,317	300.4	(24.0)
609 Fifth Avenue	June 2022	Fee Interest	138,563	100.5	(80.2)
1591-1597 Broadway	May 2022	Fee Interest	7,684	121.0	(4.5)
1080 Amsterdam Avenue	April 2022	Leasehold Interest	85,250	42.7	17.9
707 Eleventh Avenue	February 2022	Fee Interest	159,720	95.0	(0.8)
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The (losses) gains on sale are net of $5.1 million, $11.3 million, and $11.2 million of employee compensation accrued in connection with the realization of the investment dispositions during the years ended December 31, 2024, 2023, and 2022, respectively. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
(3)The remaining condominium units at 760 Madison are under contract and expected to close once completed in the first quarter of 2025.
(4)In June 2023, the Company sold a 49.9% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of the 50.1% interest we retained. We recorded our retained investment at fair value which resulted in the recognition of a fair value adjustment of ($17.0 million) that is reflected in the Company's consolidated statements of operations within Purchase price and other fair value adjustments. See Note 6, "Investments in Unconsolidated Joint Venture" and Note 16, " Fair Value Measurements."
(5)In December 2022, the Company sold 414,317 square feet of office leasehold condominium units at the property. The Company retained the remaining 218,796 square feet of the building.

5. Debt and Preferred Equity Investments
Below is a summary of the activity in our debt and preferred equity investments for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of year (1)	$346,745	$623,280
Debt investment originations/fundings/accretion (2)	12,890	72,160
Preferred equity investment originations/accretion (2) (3)	8,720	8,142
Redemptions/sales/syndications/equity ownership/amortization	(64,629)	(349,947)
Net change in loan loss reserves	—	(6,890)
Balance at end of period (1) (4)	$303,726	$346,745
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Excludes a $214.7 million preferred equity investment that is included in Investment in unconsolidated joint ventures in our consolidated balance sheet. See Note 6, "Investments in Unconsolidated Joint Ventures."
(4)Includes two investments with a total carrying value of $53.5 million that are included in the Company's alternative strategy portfolio.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Below is a summary of our debt and preferred equity investments as of December 31, 2024 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value		Senior Financing	Maturity(2)
Type	Carrying Value	Face Value	Interest Rate (1)	Carrying Value	Face Value	Interest Rate
Mezzanine Debt	$117,006	$117,160	S + 5.06 - 11.75%	$50,000	$50,000	8.00 - 8.40%	$167,006	(3)	$812,021	2025 - 2029
Preferred Equity (4)	—	—	—	136,720	136,720	6.5%	136,720		250,000	2027
Balance at end of period	$117,006	$117,160		$186,720	$186,720		$303,726		$1,062,021
(1)Floating interest rates are presented with the stated spread over Term SOFR ("S").
(2)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
(3)Includes two investments with a total carrying value of $53.5 million that are included in the Company's alternative strategy portfolio.
(4)Excludes a $214.7 million preferred equity investment that is included in Investment in unconsolidated joint ventures in our consolidated balance sheet. See Note 6, "Investments in Unconsolidated Joint Ventures."
The following table is a roll forward of our total allowance for loan losses for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024		2023		2022
Balance at beginning of year	$13,520		$6,630		$6,630
Current period provision for loan loss	—		6,890		—
Balance at end of period	$13,520	(1)	$13,520	(1)	$6,630
(1)As of December 31, 2024, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $53.5 million, which is included in the Company's alternative strategy portfolio.
As of December 31, 2024, one investment, which is fully reserved, was not performing in accordance with its respective terms. As of December 31, 2023, two investments with a carrying value, net of reserves, of $49.8 million were not performing in accordance with their respective terms. This is further discussed in the Debt Investments and Preferred Equity Investments tables below.
No other financing receivables were 90 days past due as of December 31, 2024 and December 31, 2023.

The following table sets forth the carrying value of our debt and preferred equity investment portfolio by risk rating as of December 31, 2024 and 2023 (dollars in thousands):

Risk Rating	December 31, 2024	December 31, 2023
1 - Low Risk Assets - Low probability of loss	$156,720	$210,333
2 - Watch List Assets - Higher potential for loss (1)	147,006	136,412
3 - High Risk Assets - Loss more likely than not	—	—
	$303,726	$346,745
(1)Includes two investments with a total carrying value of $53.5 million that are included in the Company's alternative strategy portfolio.
The following table sets forth the carrying value of our debt and preferred equity investment portfolio by year of origination and risk rating as of December 31, 2024 (dollars in thousands):

	As of December 31,
Risk Rating	2024(1)	2023(1)	2022(1)	Prior(1)(2)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$156,720		$156,720
2 - Watch List Assets - Higher potential for loss	—	—	—	147,006	(3)	147,006
3 - High Risk Assets - Loss more likely than not	—	—	—	—		—
	$—	$—	$—	$303,726		$303,726
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)During the year ended December 31, 2023, we recognized a $6.9 million provision for loan loss related to an investment originated prior to 2021.
(3)Includes two investments with a total carrying value of $53.5 million that are included in the Company's alternative strategy portfolio.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
We have determined that we have one portfolio segment of financing receivables as of December 31, 2024 and 2023 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $23.7 million and $8.8 million as of December 31, 2024 and 2023, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the years ended December 31, 2024 and 2023, respectively. All of these loans have a risk rating of 2 and were performing in accordance with their respective terms.
Debt Investments
As of December 31, 2024 and 2023, we held the following debt investments with an aggregate weighted average current yield of 6.02% as of December 31, 2024 (dollars in thousands):

	December 31, 2024			December 31, 2023
Loan Type	Future Funding Obligations	Senior Financing	Carrying Value (1)	Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3) (4) (5)	$—	$105,000	$13,366	$13,366	January 2025
Mezzanine Loan (6)	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Total fixed rate	$—	$285,000	$63,366	$63,366
Floating Rate Investments:
Mezzanine Loan	$—	$54,000	$8,991	$8,243	July 2025
Mezzanine Loan (5) (7)	—	283,000	53,687	50,000	December 2025
Mezzanine Loan	4,603	190,021	54,482	48,323	January 2026
Mezzanine Loan	—	—	—	62,333	May 2024
Total floating rate	$4,603	$527,021	$117,160	$168,899
Allowance for loan loss	$—	$—	$(13,520)	$(13,520)
Total	$4,603	$812,021	$167,006	$218,745
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
(4)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of December 31, 2024. No investment income has been recognized subsequent to it being put on non-accrual. In the first quarter of 2023, the Company fully reserved the balance of the investment. Additionally, we determined the borrower entity to be a VIE in which we are not the primary beneficiary.
(5)Included in the Company's alternative strategy portfolio.
(6)The Company is in discussions with the borrower with respect to the loan.
(7)This loan was put on non-accrual in January 2023 and remains on non-accrual as of December 31, 2024. No investment income has been recognized since it was put on non-accrual. In December 2024, the maturity date of the loan was extended to December 2025. Additionally, we determined the borrower entity to be a VIE in which we are not the primary beneficiary.
Preferred Equity Investments
As of December 31, 2024 and 2023, we held the following preferred equity investments with an aggregate weighted average current yield of 6.55% as of December 31, 2024 (dollars in thousands), excluding a $214.7 million preferred equity investment that is included in Investment in unconsolidated joint ventures in our consolidated balance sheet:

	December 31, 2024			December 31, 2023
Type	Future Funding Obligations	Senior Financing	Carrying Value (1)	Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$250,000	$136,720	$128,000	February 2027
Total	$—	$250,000	$136,720	$128,000
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various third-party partners. As of December 31, 2024, the book value of these investments was $2.7 billion, net of investments with negative book values totaling $150.5 million for which we have an implicit commitment to fund future capital needs.
As of December 31, 2024, 800 Third Avenue and our preferred equity investment in 625 Madison Avenue are VIEs in which we are not the primary beneficiary. As of December 31, 2023, 800 Third Avenue and 625 Madison Avenue were VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $263.8 million as of December 31, 2024, and $437.9 million as of December 31, 2023. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we have the ability to exercise significant influence over, but do not control, the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2024:

Property	Partner	Economic Interest (1)	Unaudited Approximate Square Feet
800 Third Avenue	Private Investors	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	1,454,000
11 West 34th Street (2)	Private Investor / Wharton Properties	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	1,219,158
1552-1560 Broadway (2) (3)	Wharton Properties	50.00%	57,718
650 Fifth Avenue (2) (4)	Wharton Properties	50.00%	69,214
11 Madison Avenue	PGIM Real Estate	60.00%	2,314,000
One Vanderbilt Avenue (5)	National Pension Service of Korea / Hines Interest LP / Mori Building Co., Ltd	60.01%	1,657,198
Worldwide Plaza (2) (6)	RXR Realty / New York REIT	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	1,750,000
2 Herald Square (2) (7) (8)	Israeli Institutional Investor	95.00%	369,000
115 Spring Street (2) (9)	Private Investor	51.00%	5,218
15 Beekman (10)	A fund managed by Meritz Alternative Investment Management	20.00%	221,884
85 Fifth Avenue (11)	Wells Fargo	36.27%	12,946
One Madison Avenue (12)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	1,135,000
450 Park Avenue (13)	Korean Institutional Investor / Israeli Institutional Investor	25.10%	337,000
245 Park Avenue (14)	U.S. Affiliate of Mori Trust Co., Ltd	50.10%	1,782,793
625 Madison Avenue (15)	Private Investor	90.93%	563,000
(1)Economic interest represent the Company's interests in the joint venture as of December 31, 2024. Changes in economic interests within the current year are disclosed in the notes below.
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
(5)In November 2024, the Company sold an additional 11% interest in the joint venture. The Company retained a 60.01% ownership interest in the investment and recognized a $187.6 million gain in Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate.
(6)In December 2024, following an assessment of the investment for recoverability, the Company recorded a charge of $72.6 million, which is included in Equity in net loss from unconsolidated joint ventures in the consolidated statements of operations.
(7)In December 2023, following an assessment of the property and the investment for recoverability, the Company recorded a charge of $101.7 million, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations. In January 2024, the Company closed on the acquisition of interests in the joint venture that owns the leasehold interest for no consideration, which increases the Company's interest in the joint venture to 95.0%. In addition, in February 2024, the joint venture settled the previously existing $182.5 million mortgage on the property for a net payment of $7.0 million.
(8)In December 2024, following an assessment of the investment for recoverability, the Company recorded a charge of $20.4 million, which is included in Equity in net loss from unconsolidated joint ventures in the consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
(9)In December 2024, following an assessment of the property for recoverability, the Company recognized a charge of $11.7 million, which is included in Equity in net loss from unconsolidated joint ventures in the consolidated statements of operations.
(10)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(11)In December 2024, following an assessment of the property and investment for recoverability, the Company recorded a charge of $12.0 million, which is included in Equity in net loss from unconsolidated joint ventures in the consolidated statements of operations.
(12)In 2021, the Company admitted an additional partner to the development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at December 31, 2024 and 2023.
(13)The 25.1% economic interest reflected in this table excludes a 25.0% economic interest held by a third party. The third-party's economic interest is held in a joint venture that we consolidate as a 50.1% ownership interest. The third-party's 25.0% economic interest is recognized in Noncontrolling interests in other partnerships on our consolidated balance sheet. A separate third-party owns the remaining 49.9% economic interest in the property.
(14)In June 2023, the Company sold a 49.9% interest, which resulted in the Company no longer retaining a controlling interest in the entity, as defined in ASC 810, and deconsolidation of the 50.1% interest we retained. We recorded our investment at fair value which resulted in the recognition of a fair value adjustment of ($17.0 million) during the year ended December 31, 2023. The fair value of our investment was determined by the terms of the joint venture agreement.
(15)In September 2023, following a UCC foreclosure, the Company converted its previous mezzanine debt investments in the fee interest to a 90.43% ownership interest. See Note 5, "Debt and Preferred Equity Investments." In December 2023, together with its joint venture partner, the Company entered into a contract to sell the fee ownership in the property. In connection with this contract, the Company recorded a charge of $23.1 million, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations. In connection with the sale, which closed in May 2024, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. The Company's share, net of unamortized discounts, is $214.7 million with an aggregate weighted average current yield of 8.86% as of December 31, 2024.
Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the years ended December 31, 2024, 2023, and 2022:

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in millions)	Gain (Loss) on Sale (in millions) (1) (2)
One Vanderbilt Avenue	11.00%	November 2024	$4,700.0	$187.6
625 Madison Avenue (3)	90.43%	May 2024	634.6	(7.6)
717 Fifth Avenue	10.92%	January 2024	963.0	26.9
21 East 66th Street	32.28%	December 2023	40.6	(12.7)
121 Greene Street	50.00%	February 2023	14.0	(0.3)
Stonehenge Portfolio	Various	April 2022	1.0	—
(1)Represents the Company's share of the gain or loss
(2)For the years ended December 31, 2024 and December 31, 2023, the (losses) gains on sale are net of $16.8 million and $2.0 million, respectively, of employee compensation accrued in connection with the realization of the investment dispositions. There was no amount accrued for employee compensation in the year ended December 31, 2022. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
(3)In connection with the sale of the fee ownership interest, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. The Company's share, net of unamortized discounts, is $214.7 million with an aggregate weighted average current yield of 8.86% as of December 31, 2024. Prior to the completion of the sale, the Company recorded a charge of $5.9 million for capital contributions required during the three months ended March 31, 2024 while the investment was under contract, which is included in Depreciable real estate reserves and impairments in the consolidated statements of operations

Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of December 31, 2024 and 2023, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024

						Principal Outstanding		Principal Outstanding
	Economic	Current Maturity	Final Maturity	Interest		December 31, 2024		December 31, 2023
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:
650 Fifth Avenue (4)	50.00%	February 2025 (5)	July 2025		5.45%	$65,000	$32,500	$65,000	$32,500
115 Spring Street (4)	51.00%	March 2025	March 2025		5.50%	65,550	33,431	65,550	33,431
450 Park Avenue	25.10%	June 2025	June 2027		6.10%	284,835	71,494	271,394	68,120
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	840,000	1,400,000	840,000
15 Beekman	20.00%	January 2026	January 2028		5.99%	120,000	24,000	—	—
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	107,120	177,000	107,120
1515 Broadway	56.87%	March 2026	March 2028		3.93%	740,947	421,369	762,002	433,344
919 Third Avenue	51.00%	April 2026	April 2028		6.11%	500,000	255,000	500,000	255,000
280 Park Avenue	50.00%	September 2026	September 2028		5.84%	1,075,000	537,500	—	—
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	885,768	1,768,000	885,768
One Madison Avenue (6)	25.50%	November 2027	November 2027		7.10%	658,357	167,881	733,103	186,941
Worldwide Plaza (4)	24.95%	November 2027	November 2027		3.98%	1,200,000	299,400	1,200,000	299,400
220 East 42nd Street	51.00%	December 2027	December 2027		6.77%	496,412	253,170	505,412	257,760
One Vanderbilt Avenue	60.01%	July 2031	July 2031		2.95%	3,000,000	1,800,300	3,000,000	2,130,300
5 Times Square (7)						—	—	477,783	150,740
625 Madison Avenue						—	—	199,987	180,848
10 East 53rd Street						—	—	220,000	121,000
717 Fifth Avenue						—	—	655,328	71,536
Total fixed rate debt						$11,551,101	$5,728,933	$12,000,559	$6,053,808

Floating Rate Debt:
11 West 34th Street (4)	30.00%	February 2023 (8)	February 2023 (8)	L+	1.45%	$23,000	$6,900	$23,000	$6,900
1552 Broadway (4)	50.00%	February 2024 (9)	February 2024 (9)	S+	2.75%	193,132	96,566	193,133	96,567
650 Fifth Avenue (4)	50.00%	February 2025 (5)	July 2025	S+	2.25%	210,000	105,000	210,000	105,000
One Madison Avenue (6)	25.50%	November 2027	November 2027	S+	3.10%	354,757	90,463	—	—
100 Park Avenue						—	—	360,000	179,640
5 Times Square (7)						—	—	610,010	192,458
280 Park Avenue						—	—	1,200,000	600,000
2 Herald Square						—	—	182,500	93,075
15 Beekman						—	—	124,137	24,827
Total floating rate debt						$780,889	$298,929	$2,902,780	$1,298,467
Total joint venture mortgages and other loans payable						$12,331,990	$6,027,862	$14,903,339	$7,352,275
Deferred financing costs, net						(97,729)	(49,058)	(104,062)	(54,865)
Total joint venture mortgages and other loans payable, net						$12,234,261	$5,978,804	$14,799,277	$7,297,410
(1)Economic interest represents the Company's interests in the joint venture as of December 31, 2024. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(3)Interest rates as of December 31, 2024, taking into account interest rate hedges at the joint venture. Corporate interest rate hedges are not taken into consideration. Floating rate debt is presented with the stated spread over Term SOFR ("S").
(4)Included in the Company's alternative strategy portfolio.
(5)In February 2025, the maturity date of the loan was extended to July 2025.
(6)The loan is a $1.25 billion construction facility, which was fully extended to November 2027. Advances under the loan are subject to costs incurred. In conjunction with the loan, the Company provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.
(7)In the fourth quarter of 2024, the Company recorded a $146.4 million charge, which is included in Equity in net loss from unconsolidated joint ventures. The Company no longer has an ownership interest in the property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
(8)The Company's joint venture partner is in discussions with the lender on resolution of the past maturity.
(9)The Company is in discussions with the lender on resolution of the past maturity.

We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $21.9 million, $21.1 million and $24.0 million from these services, net of our ownership share of the joint ventures, for the years ended December 31, 2024, 2023, and 2022, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, as of December 31, 2024 and 2023, are as follows (in thousands):

	December 31, 2024	December 31, 2023
Assets (1)
Commercial real estate property, net	$15,327,542	$17,561,406
Cash and restricted cash	649,426	656,038
Tenant and other receivables, related party receivables, and deferred rents receivable	621,748	673,532
Debt and preferred equity investments, net	236,512	—
Right-of-use assets	919,658	905,934
Other assets	1,739,549	2,584,765
Total assets	$19,494,435	$22,381,675
Liabilities and equity (1)
Mortgages and other loans payable, net	$12,234,261	$14,799,277
Deferred revenue	956,217	1,108,180
Lease liabilities	1,008,085	990,276
Other liabilities	519,582	447,705
Equity	4,776,290	5,036,237
Total liabilities and equity	$19,494,435	$22,381,675
Company's investments in unconsolidated joint ventures	$2,690,138	$2,983,313
(1)As of December 31, 2024, $480.8 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2024, 2023, and 2022 are as follows (unaudited, in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenues	$1,484,459	$1,525,044	$1,339,364
Operating expenses	259,558	253,630	240,002
Real estate taxes	297,520	287,462	252,806
Operating lease rent	33,207	29,048	26,152
Interest expense, net of interest income	573,148	574,032	431,865
Amortization of deferred financing costs	21,289	28,157	27,754
Depreciation and amortization	538,390	516,466	465,100
Total expenses	$1,723,112	$1,688,795	$1,443,679
Gain (loss) on early extinguishment of debt	233,704	—	(467)
Depreciable real estate reserves and impairments	(181,798)	—	—
Net loss before gain (loss) on sale	$(186,747)	$(163,751)	$(104,782)
Company's equity in net loss from unconsolidated joint ventures	$(179,695)	$(76,509)	$(57,958)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
7. Deferred Costs
Deferred costs as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred leasing costs	$426,055	$399,224
Less: accumulated amortization	(308,923)	(287,761)
Deferred costs, net	$117,132	$111,463
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of December 31, 2024 and 2023, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		December 31, 2024	December 31, 2023
Fixed Rate Debt:
10 East 53rd Street	May 2025	May 2028		5.45%	$205,000	$—
100 Church Street	June 2025	June 2027		5.89%	370,000	370,000
7 Dey / 185 Broadway	November 2025	November 2026		6.65%	190,148	190,148
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
420 Lexington Avenue	October 2040	October 2040		8.24%	272,326	277,238
Total fixed rate debt					$1,587,474	$1,387,386
Floating Rate Debt:
CMBS Repurchase Facility	June 2025	June 2025	S+	1.75%	$3,550	$—
100 Park Avenue	June 2025	December 2027	S+	2.25%	360,000	—
690 Madison Avenue					—	60,000
719 Seventh Avenue					—	50,000
Total floating rate debt					$363,550	$110,000
Total mortgages and other loans payable					$1,951,024	$1,497,386
Deferred financing costs, net of amortization					(6,389)	(6,067)
Total mortgages and other loans payable, net					$1,944,635	$1,491,319
(1)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(2)Interest rate as of December 31, 2024, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term SOFR ("S"), unless otherwise specified.
As of December 31, 2024 and 2023, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $2.2 billion and $1.9 billion, respectively.
CMBS Securities Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS securities (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of December 31, 2024, there have been no margin calls on the CMBS Repurchase Facility. At December 31, 2024, the facility had an outstanding balance of $3.6 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of December 31, 2024, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $200.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 21, 2024, respectively. In November 2024, Term Loan B was paid down to $100 million and the maturity date was extended to November 19, 2025, with two additional six-month as-of-right extension options. The revolving credit facility has two six-month as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2024, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of December 31, 2024, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 180 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. As of December 31, 2024, the facility fee was 30 basis points.
As of December 31, 2024, we had $7.5 million of outstanding letters of credit, $320.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $922.5 million under the 2021 credit facility. As of December 31, 2024 and December 31, 2023, the revolving credit facility had a carrying value of $316.2 million and $554.8 million, respectively, net of deferred financing costs. As of December 31, 2024 and December 31, 2023, the term loans had a carrying value of $1.1 billion and $1.2 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2024 and 2023, respectively, by scheduled maturity date (dollars in thousands):

	December 31, 2024		December 31, 2023
Issuance	Unpaid Principal Balance	Accreted Balance	Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
	$100,000	$100,000	$100,000
Deferred financing costs, net	—	(103)	(205)
	$100,000	$99,897	$99,795
(1)Interest rate as of December 31, 2024.
(2)Issued by the Company and the Operating Partnership as co-obligors in a private placement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2024 and 2023, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a floating rate of 26 basis points over the three-month Term SOFR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2024, including as-of-right extension options but excluding other extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Company's Share of Joint Venture Debt
2025	—	373,551	—	—	—	100,000	$473,551	1,198,400
2026	—	190,148	—	100,000	—	—	290,148	936,639
2027	—	910,000	320,000	1,050,000	—	—	2,280,000	1,710,229
2028	—	205,000	—	—	—	—	205,000	382,294
2029	—	—	—	—	—	—	—	—
Thereafter	—	272,325	—	—	100,000	—	372,325	1,800,300
Total	$—	$1,951,024	$320,000	$1,150,000	$100,000	$100,000	$3,621,024	$6,027,862
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense before capitalized interest	$196,334	$228,840	$166,493
Interest on financing leases	4,502	4,446	4,555
Capitalized interest	(50,148)	(95,980)	(82,444)
Amortization of discount on assumed debt	494	2,842	1,855
Interest income	(3,962)	(3,034)	(986)
Interest expense, net	$147,220	$137,114	$89,473

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
10. Related Party Transactions
One Vanderbilt Avenue Investment
In December 2016, we entered into agreements with entities owned and controlled by our Chairman, Chief Executive Officer ("CEO") and Interim President, Marc Holliday, and our former President, Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project (inclusive of the property and SUMMIT One Vanderbilt) at the appraised fair market value for the interests acquired. This investment entitles these entities to receive a percentage of any profits realized by the Company from its One Vanderbilt project in excess of the Company's capital contributions, of approximately 1.27% and 0.85%, respectively, on account of the property and 1.92% and 1.28%, respectively, on account of SUMMIT One Vanderbilt. The entities had no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests had no value and these entities were not entitled to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company received distributions from the One Vanderbilt project in excess of the Company's aggregate investment in the project. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equaled the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third-party appraisal that we obtained.
Messrs. Holliday and Mathias have the right to tender their interests in the project upon stabilization (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the seven-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday's and Mathias's continued service with us. The price paid upon a tender of the interests will equal the liquidation value of the interests at the time, with the value based on the project's sale price, if applicable, or fair market value as determined by an independent third-party appraiser. In 2022, stabilization of the property (excluding SUMMIT One Vanderbilt) was achieved. Therefore, Messrs. Holiday and Mathias exercised their rights to tender 50% of their interests in the property (excluding SUMMIT One Vanderbilt) in July 2022. In 2023, stabilization of SUMMIT One Vanderbilt was achieved.
As of December 31, 2024, Messrs. Holiday's and Mathias's remaining interests in the One Vanderbilt project are included in Preferred units and redeemable equity in the mezzanine equity section of the Company's consolidated financial statements.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the years ended December 31, 2024, 2023, and 2022 we recorded $3.0 million, $3.0 million, and $3.0 million, respectively, of rent expense under the lease.
Additionally, in June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. For the year ended December 31, 2024, we recorded $41.4 million of rent expense under the lease, including percentage rent, of which $27.7 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. For the year ended December 31, 2023, we recorded $38.9 million of rent expense under the lease, including percentage rent, of which $26.2 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. For the year ended December 31, 2022, we recorded $33.0 million of rent expense under the lease, including percentage rent, of which $22.8 million was recognized as income as a component of Equity in net loss from unconsolidated joint ventures in our consolidated statements of operations. See Note 20, "Commitments and Contingencies."
719 Seventh Avenue
In April 2024, the Company entered into an arrangement to sell the property at 719 Seventh Avenue for $30.5 million to a special purpose entity ("SPE"), of which our former President and current director, Andrew Mathias, is a partner. No amounts from the transaction will be payable to Mr. Mathias. Mr. Mathias is initially expected to own up to 40% of the equity of the SPE, representing an investment by Mr. Mathias of up to approximately $7.0 million in the acquisition of the property. The transaction closed during the second quarter of 2024. See Note 4, "Properties Held for Sale and Property Dispositions."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
760 Madison Avenue Condominium Unit
In July 2024, the Company entered into an agreement to sell one of the condominium units located at 760 Madison Avenue to an entity owned by a trust of which the beneficiaries are the family members of our Chairman, CEO and Interim President, Marc Holliday, for $8.4 million. The transaction is expected to close in the first quarter of 2025.
Other
We receive fees for providing management, leasing, construction supervision, and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures, inclusive of our ownership share of the joint ventures, and related parties as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Due from joint ventures	$19,199	$10,603
Other	7,666	1,565
Related party receivables	$26,865	$12,168
11. Noncontrolling Interests on the Company's Consolidated Financial Statements
Noncontrolling interests represent the common and preferred units of limited partnership interest in the Operating Partnership not held by the Company as well as third party equity interests in our other consolidated subsidiaries. Noncontrolling interests in the Operating Partnership are shown in the mezzanine equity while the noncontrolling interests in our other consolidated subsidiaries are shown in the equity section of the Company's consolidated financial statements.
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2024 and 2023, the noncontrolling interest unit holders owned 5.97%, or 4,509,953 units, and 5.75%, or 3,949,448 units, of the Operating Partnership, respectively. As of December 31, 2024, 4,509,953 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of period	$238,051	$269,993
Distributions	(13,915)	(14,779)
Issuance of common units	20,790	25,365
Redemption and conversion of common units	(28,663)	(18,589)
Net income (loss)	497	(37,465)
Accumulated other comprehensive income (loss) allocation	151	(1,960)
Fair value adjustment	72,030	15,486
Balance at end of period	$288,941	$238,051

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of December 31, 2024:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	6.00%	109,161	109,161	109,161	$60.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	70.0000	1,000.00	29.12	January 2007
Series K	3.50%	700,000	563,954	341,677	0.8750	25.00	134.67	August 2014
Series L	4.00%	500,000	378,634	272,783	1.0000	25.00	—	August 2014
Series R	3.50%	400,000	400,000	400,000	0.8750	25.00	154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	1.0000	25.00	—	August 2015
Series V (5)	5.00%	40,000	40,000	40,000	1.2500	25.00	—	May 2019
Series W (6)	(6)	1	1	1	(6)	(6)	(6)	January 2020
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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of period	$166,501	$177,943
Issuance of preferred units	—	—
Redemption of preferred units	(2,503)	(11,700)
Dividends paid on preferred units	(4,453)	(6,271)
Accrued dividends on preferred units	4,665	6,529
Balance at end of period	$164,210	$166,501
12. Stockholders' Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2024, 71,096,743 shares of common stock and no shares of excess stock were issued and outstanding.
In November 2024, the Company completed an offering of 5,063,291 shares of its common stock, par value $0.01 per share, at a price of $79.00 per share. The Company received net proceeds of approximately $386.3 million, after deducting offering expenses. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 5,063,291 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Share Repurchase Program
Our Board of Directors approved a $3.5 billion share repurchase program under which we can buy shares of our common stock.
As of December 31, 2024, 36,107,719 shares have been repurchased under the program, excluding the redemption of OP units. We did not repurchase any shares under the program during the year ended December 31, 2024.
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
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2024, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2024, 2023, and 2022, respectively (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Shares of common stock issued	728,352	17,180	10,839
Dividend reinvestments/stock purchases under the DRSPP	$52,308	$525	$525
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
SL Green's earnings per share for the years ended December 31, 2024, 2023, and 2022 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2024	2023	2022
Basic Earnings:
Income (loss) attributable to SL Green common stockholders	$7,060	$(579,509)	$(93,024)
Less: distributed earnings allocated to participating securities	(1,835)	(2,655)	(2,219)
Less: undistributed earnings allocated to participating securities	(64)	—	—
Net income (loss) attributable to SL Green common stockholders (numerator for basic earnings per share)	$5,161	$(582,164)	$(95,243)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—	—
Add back: undistributed earnings allocated to participating securities	—	—	—
Add back: effect of dilutive securities (redemption of units to common shares)	—	(37,465)	(5,794)
Income (loss) attributable to SL Green common stockholders (numerator for diluted earnings per share)	$5,161	$(619,629)	$(101,037)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024

	Year Ended December 31,
Denominator	2024	2023	2022
Basic Shares:
Weighted average common stock outstanding	65,062	63,809	63,917
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	—	4,163	4,012
Stock-based compensation plans	626	—	—
Diluted weighted average common stock outstanding	65,688	67,972	67,929
The Company has excluded 4,717,759 common stock equivalents from the calculation of diluted shares outstanding for the year ended December 31, 2024. The Company has excluded 1,273,417 and 1,682,236 of common stock equivalents from the calculation of diluted shares outstanding for the years ended December 31, 2023 and 2022, respectively.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and as of December 31, 2024 owned 71,096,743 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of December 31, 2024, limited partners other than SL Green owned 5.97%, or 4,509,953 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company's Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2024, 2023, and 2022 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2024	2023	2022
Basic Earnings:
Net Income (loss) attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$7,557	$(616,974)	$(98,818)
Less: distributed earnings allocated to participating securities	(4,665)	(2,655)	(2,219)
Net income (loss) attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$2,892	$(619,629)	$(101,037)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	26	—	—
Income (loss) attributable to SLGOP common unitholders	$2,918	$(619,629)	$(101,037)

	Year Ended December 31,
Denominator	2024	2023	2022
Basic units:
Weighted average common units outstanding	68,736	67,972	67,929
Effect of Dilutive Securities:
Stock-based compensation plans	757	—	—
Contingently issuable units	112	—	—
Diluted weighted average common units outstanding	69,605	67,972	67,929
The Operating Partnership has excluded 800,881 common unit equivalents from the diluted units outstanding for the years ended December 31, 2024. The Operating Partnership has excluded 1,273,417 and 1,682,236 common unit equivalents from the diluted units outstanding for the years ended December 31, 2023 and 2022, respectively.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.59 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.84 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fifth amendment and restatement in June 2022 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 32,210,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 1, 2032, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2024, 1.5 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Stock Options and Class O LTIP Units
Options are granted with an exercise price at the fair market value of the Company's common stock on the date of grant and, subject to employment, generally expire five years or ten years from the date of grant, are not transferable other than on death, and generally vest in one year to five years commencing one year from the date of grant. We have also granted Class O LTIP Units, which are a class of LTIP Units in the Operating Partnership structured to provide economics similar to those of stock options. Class O LTIP Units, once vested, may be converted, at the election of the holder, into a number of common units of the Operating Partnership per Class O LTIP Unit determined by the increase in value of a share of the Company's common stock at the time of conversion over a participation threshold, which equals the fair market value of a share of the Company's common stock at the time of grant. Class O LTIP Units are entitled to distributions, subject to vesting, equal per unit to 10% of the per unit distributions paid with respect to the common units of the Operating Partnership.
In December 2024, our Chairman, CEO and Interim President, Marc Holliday, received a grant of 217,917 Class O LTIP Units, in connection with his new employment agreement, that are subject to both time-based vesting conditions and performance-based vesting conditions. The performance-based vesting conditions are satisfied if the average share price of the Company's common stock equals or exceeds $100.00 as of any trailing twenty trading day period between the grant date and the fifth anniversary thereafter. Subject to achievement of the performance hurdle and continued employment, the Class O LTIP Units vest ratably on December 31, 2025, December 31, 2026, and December 31, 2027.
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the year ended December 31, 2024 (there were no options granted during the years ended December 31, 2023 and 2022).

	2024	2023	2022
Dividend yield	5.5%	N/A	N/A
Expected life	7.5 years	N/A	N/A
Risk-free interest rate	4.45%	N/A	N/A
Expected stock price volatility	45.0%	N/A	N/A

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
A summary of the status of the Company's stock options as of December 31, 2024, 2023, and 2022 and changes during the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
	2024		2023		2022
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	115,980	$103.52	313,480	$97.59	394,089	$100.56
Granted	217,917	68.07	—	—	—	—
Lapsed or canceled	—	—	(197,500)	84.14	(80,609)	112.14
Balance at end of year	333,897	$81.63	115,980	$103.52	313,480	$97.59
Options exercisable at end of year	115,980	$103.52	115,980	$103.52	313,480	$97.59
The remaining weighted average contractual life of the options outstanding was 6.9 years and the remaining average contractual life of the options exercisable was 2.0 years.
During the years ended December 31, 2024, 2023, and 2022, we recognized no compensation expense related to options. As of December 31, 2024, there was $4.5 million unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares may be granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of December 31, 2024, 2023, and 2022 and changes during the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	4,089,174	3,758,174	3,459,363
Granted	371,285	337,350	314,995
Canceled	(10,750)	(6,350)	(16,184)
Balance at end of year	4,449,709	4,089,174	3,758,174
Vested during the year	143,453	147,915	118,255
Compensation expense recorded	$10,939,602	$7,766,055	$10,133,905
Total fair value of restricted stock granted during the year	$24,676,422	$15,789,540	$16,804,931
The fair value of restricted stock that vested during the years ended December 31, 2024, 2023, and 2022 was $7.4 million, $10.2 million and $9.7 million, respectively. As of December 31, 2024, there was $33.3 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.3 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $34.1 million and $38.1 million during the years ended December 31, 2024 and 2023, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2024, there was $31.0 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.7 years.
During the years ended December 31, 2024, 2023, and 2022, we recorded compensation expense related to bonus, time-based and performance-based awards of $30.5 million, $50.4 million, and $43.5 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
For the years ended December 31, 2024, 2023, and 2022, $1.7 million, $1.4 million, and $1.8 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or the next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director's account as additional phantom stock units.
During the year ended December 31, 2024, 15,945 phantom stock units and 25,590 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $2.8 million during the year ended December 31, 2024 related to the Deferred Compensation Plan. As of December 31, 2024, there were 125,654 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2024, 245,445 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of December 31, 2024, 2023 and 2022 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green's share of joint venture net unrealized (loss) gain on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Total
Balance at December 31, 2021	$(25,881)	$(21,994)	$1,117	$(46,758)
Other comprehensive income (loss) before reclassifications	78,300	23,405	(1,359)	100,346
Amounts reclassified from accumulated other comprehensive income	(4,619)	635	—	(3,984)
Balance at December 31, 2022	47,800	2,046	(242)	49,604
Other comprehensive (loss) income before reclassifications	17,269	6,950	(1,549)	22,670
Amounts reclassified from accumulated other comprehensive income	(39,717)	(15,080)	—	(54,797)
Balance at December 31, 2023	25,352	(6,084)	(1,791)	17,477
Other comprehensive income before reclassifications	39,049	6,515	525	46,089
Amounts reclassified from accumulated other comprehensive income	(35,071)	(10,299)	—	(45,370)
Balance at December 31, 2024	$29,330	$(9,868)	$(1,266)	$18,196
(1)Amount reclassified from accumulated other comprehensive income is included in interest expense in the respective consolidated statements of operations. As of December 31, 2024 and 2023, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive income relating to net unrealized gain (loss) on derivative instruments, was ($0.2 million) and ($0.4 million), respectively.
(2)Amount reclassified from accumulated other comprehensive income is included in equity in net loss from unconsolidated joint ventures in the respective consolidated statements of operations.
16. Fair Value Measurements
We are required to disclose fair value information with regard to certain of our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and/or disclose the estimated fair value of certain financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. This hierarchy consists of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of December 31, 2024 and 2023 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$17,323	$—	$17,323	$—
Interest rate cap and swap agreements (included in Other assets)	$31,860	$—	$31,860	$—
Real estate loans held by consolidated securitization vehicles	$584,134		$584,134
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$6,469	$—	$6,469	$—
Senior obligations of consolidated securitization vehicles	$567,487		$567,487
Secured borrowing (1)	$251,096			$251,096
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
In December 2024, the Company amended the joint venture agreement with its partner in the 100 Park Avenue joint venture. As a result of the amended terms, it was concluded that the joint venture is a VIE in which the Company is the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a positive fair value adjustment of $117.8 million, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. Prior to December 2024, the investment was accounted for under the equity method. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts. All of which are classified as Level 3 inputs.
In March 2024, the Company entered into an agreement to acquire its partner's 45.0% interest in the 10 East 53rd Street joint venture. As a result of the contract terms, it was concluded that the joint venture is a VIE in which the Company is the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a negative fair value adjustment of ($55.7 million), which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. Prior to March 2024, the investment was accounted for under the equity method. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts. All of which are classified as Level 3 inputs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$303,726	(2)	$346,745	(2)

Fixed rate debt	$3,257,474	$3,225,767	$3,237,386	$3,184,338
Variable rate debt (3)	363,550	355,364	270,000	268,787
Total debt	$3,621,024	$3,581,131	$3,507,386	$3,453,125
(1)Amounts exclude net deferred financing costs.
(2)As of December 31, 2024, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion. As of December 31, 2023, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of December 31, 2024 and 2023. Such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of December 31, 2024 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	205,000	4.000%	February 2024	February 2025	Other Assets	$75
Interest Rate Cap	370,000	3.250%	June 2024	June 2025	Other Assets	1,653
Interest Rate Cap	370,000	3.250%	June 2024	June 2025	Other Liabilities	(1,649)
Interest Rate Cap	68,678	4.000%	August 2024	July 2025	Other Liabilities	(102)
Interest Rate Swap	150,000	2.621%	December 2021	January 2026	Other Assets	2,196
Interest Rate Swap	200,000	2.662%	December 2021	January 2026	Other Assets	2,849
Interest Rate Swap	125,000	3.667%	August 2024	December 2026	Other Assets	828
Interest Rate Swap	125,000	3.670%	August 2024	December 2026	Other Assets	820
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	2,225
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	2,568
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	1,557
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	5,711
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	7,637
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Assets	1,618
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Assets	970
Interest Rate Swap	68,678	4.466%	August 2024	June 2027	Other Liabilities	(765)
Interest Rate Swap	300,000	4.487%	November 2024	November 2027	Other Liabilities	(3,953)
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Assets	722
Interest Rate Swap	204,963	3.915%	February 2025	May 2028	Other Assets	431
						$25,391
During the year ended December 31, 2024, we recorded a gain of $5.5 million based on the changes in the fair value of forward-starting interest rate swaps, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During the year ended December 31, 2023, we recorded a loss of $10.4 million based on the changes in the fair value of an interest rate cap we sold and a forward-starting interest rate swap. During the year ended December 31, 2022, we recorded a loss of $1.7 million based on the changes in the fair value of an interest rate cap we sold. During the year ended December 31, 2024, we recorded a gain of $0.1 million, on the changes in fair value, which is included in interest expenses in the consolidated statements of operations. During the years ended December 31, 2023 and 2022, we recorded losses of $0.2 million and $0.3 million, respectively, on the changes in the fair value, which is included in interest expense in the consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
Certain agreements the Company has with each of its derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2024, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $6.7 million. As of December 31, 2024, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $6.8 million as of December 31, 2024.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($18.4 million) of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and ($1.7 million) of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effects of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended December 31,				Year Ended December 31,
Derivative	2024	2023	2022		2024	2023	2022
Interest Rate Swaps/Caps	$41,802	$18,484	$83,162	Interest expense	$37,398	$42,270	$4,989
Share of unconsolidated joint ventures' derivative instruments	6,870	7,399	24,783	Equity in net loss from unconsolidated joint ventures	10,965	16,050	(673)
	$48,672	$25,883	$107,945		$48,363	$58,320	$4,316
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of December 31, 2024 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$658,357	4.000%	November 2024	May 2025	Asset	$727
Interest Rate Cap	285,000	4.000%	August 2024	July 2025	Asset	423
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	1,309
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	1,309
Interest Rate Swap	177,000	1.555%	December 2022	February 2026	Asset	4,964
Interest Rate Swap	268,750	4.039%	July 2024	September 2028	Liability	(534)
Interest Rate Swap	268,750	4.058%	July 2024	September 2028	Liability	(711)
Interest Rate Swap	537,500	4.065%	July 2024	September 2028	Liability	(1,628)
						$5,859

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
Future minimum rents to be received over the next five years and thereafter for operating leases in effect at December 31, 2024 are as follows (in thousands):

2025	$544,452
2026	507,298
2027	454,095
2028	390,475
2029	355,565
Thereafter	1,402,994
$3,654,879
The components of lease income from operating leases in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed lease payments	$545,573	$589,469	$583,107
Variable lease payments	63,004	79,641	82,676
Total lease payments (1)	$608,577	$669,110	$665,783
Amortization of acquired above and below-market leases	(2,578)	14,225	5,717
Total rental revenue	$605,999	$683,335	$671,500
(1)Amounts include $188.5 million and $196.5 million of sublease income for the years ended December 31, 2024 and 2023, respectively.

The table below summarizes our investment in sales-type leases as of December 31, 2024:

Property	Year of Current Expiration	Year of Final Expiration (1)
15 Beekman (2)	2089	2089
(1)Reflects exercise of all available renewal options.
(2)In August 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company for the building at 15 Beekman. See Note 6, "Investments in Unconsolidated Joint Ventures."
Future minimum lease payments to be received over the next five years and thereafter for our sales-type leases with initial terms in excess of one year as of December 31, 2024 are as follows (in thousands):

Sales-type leases
2025	$3,228
2026	3,276
2027	3,325
2028	3,375
2029	3,426
Thereafter	193,367
Total minimum lease payments	$209,997
Amount representing interest	(103,044)
Investment in sales-type leases (1)	$106,953
(1)This amount is included in Other assets in our consolidated balance sheets.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
The components of lease income from sales-type leases during the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income (1)	$4,500	$4,444	$4,389
(1)These amounts are included in Interest expense, net of interest income in our consolidated statements of operations.
19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2022, September 28, 2023 and September 12, 2024, the actuary certified that for the plan years beginning July 1, 2022, July 1, 2023 and July 1, 2024, the Pension Plan was in critical or endangered status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2024. For the Pension Plan years ended June 30, 2024, 2023 and 2022, the plan received contributions from employers totaling $530.3 million, $317.9 million and $305.7 million, respectively. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan years ended, June 30, 2024, 2023 and 2022, the plan received contributions from employers totaling $1.7 billion, $1.9 billion and $1.6 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2024, 2023 and 2022 are included in the table below (in thousands):

	Year Ended December 31,
Benefit Plan	2024	2023	2022
Pension Plan	$2,157	$2,111	$1,952
Health Plan	6,256	7,191	6,386
Other plans	740	789	807
Total plan contributions	$9,153	$10,091	$9,145
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2024, 2023 and 2022, a matching contribution equal to 100% of the first 4% of annual compensation was made. For the years ended December 31, 2024, 2023 and 2022, we made matching contributions of $2.3 million, $1.8 million, and $1.5 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2024, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Employment Agreements
We have entered into employment agreements with certain executives, which expire between January 2026 and July 2028. The minimum cash-based compensation associated with these employment agreements, which is comprised only of base salary, totals $2.6 million for 2025.
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
Belmont had loss reserves of $3.5 million and $3.3 million as of December 31, 2024 and 2023, respectively. Ticonderoga had no loss reserves as of December 31, 2024 and 2023.
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
The table below summarizes our current lease arrangements as of December 31, 2024:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024

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
The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of December 31, 2024 (in thousands):

	Financing leases	Operating leases
2025	$3,228	$53,595
2026	3,276	53,734
2027	3,325	53,746
2028	3,375	54,211
2029	3,426	54,443
Thereafter	193,368	1,154,422
Total minimum lease payments	$209,998	$1,424,151
Amount representing interest	(103,145)	—
Amount discounted using incremental borrowing rate	—	(613,162)
Total lease liabilities	$106,853	$810,989
The following table provides lease cost information for the Company's operating leases for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
Operating Lease Costs	2024	2023	2022
Operating lease costs before capitalized operating lease costs	$24,423	$29,637	$33,773
Operating lease costs capitalized	—	(2,345)	(6,830)
Operating lease costs, net (1)	$24,423	$27,292	$26,943
(1)This amount is included in Operating lease rent in our consolidated statements of operations.
The following table provides lease cost information for the Company's financing leases for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
Financing Lease Costs	2024	2023	2022
Interest on financing leases before capitalized interest	$4,502	$4,446	$4,555
Interest on financing leases, net (1)	4,502	4,446	4,555
Financing lease costs, net	$4,502	$4,446	$4,555
(1)These amounts are included in Interest expense, net of interest income in our consolidated statements of operations.
(2)These amounts are included in Depreciation and amortization in our consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
As of December 31, 2024, the weighted-average discount rate used to calculate the lease liabilities was 4.46%. As of December 31, 2024, the weighted-average remaining lease term was 27 years, inclusive of purchase options expected to be exercised.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
21. Segment Information
The Company has three operating and reportable segments, real estate, debt and preferred equity investments, and SUMMIT. The results of these segments are provided to and reviewed by the CEO, our chief operating decision maker (“CODM”), who uses this information to assess performance and inform key decisions regarding operations, resources and capital allocation.
In 2024, our CODM revised the approach for reviewing results of the operating and reportable segments to be more specific to the respective businesses of each. Previously, the same profit or loss measure was utilized across all segments. With the continued growth and diversification of the Company's revenue sources, we determined that this approach needed to evolve accordingly.
As a result, our CODM now evaluates real estate performance and allocates resources based on net operating income ("NOI"), which serves as the profit or loss measure for the operating segment. For our debt and preferred equity investments and SUMMIT operating segment performance, our CODM evaluates and allocates resources based on net income. The CODM does not review asset information as a measure to assess performance.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024
The reportable segment profit or loss measures for the twelve months ended December 31, 2024, December 31, 2023, and December 31, 2022 are as follows (in thousands):

	December 31, 2024
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$709,725	$133,214	$43,333	$886,272
Expenses:
SUMMIT Operator expenses	—	111,739	—
SUMMIT Operator tax expense	—	730	—
Operating Expenses	189,598	—	—
Real Estate Taxes	128,187	—	—
Operating lease rent	24,423	—	—

Net operating income from unconsolidated joint ventures	$363,113

Real Estate segment Net operating income	$730,630			$730,630

Equity in net loss (income) from unconsolidated joint ventures		—	11,513
Depreciation and amortization		(2,436)	—
Interest expense, net of interest income		—	(28,142)
Interest expense on senior obligations of consolidated securitization vehicles		—	(14,634)

SUMMIT and DPE Net income		$18,309	$12,070	$30,379

Non-operating net loss from unconsolidated joint ventures				(291,131)
Marketing, general and administrative expense				(85,187)
Transaction related costs				(401)
Gain on early extinguishment of debt				43,762
Depreciable real estate reserves				(104,071)
Depreciable real estate reserves in unconsolidated joint venture				(263,190)
Gain on sale of real estate, net				3,025
Purchase price and other fair value adjustments				88,966
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				208,144
Depreciation and amortization				(205,007)
Amortization of deferred financing costs				(6,619)
Interest expense, net of interest income				(119,078)

Net Income				$30,222

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024

	December 31, 2023
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$760,745	$118,260	$34,705	$913,710
Expenses:
SUMMIT Operator expenses	—	101,211	—
SUMMIT Operator tax expense	—	9,201	—
Operating Expenses	196,696	—	—
Real Estate Taxes	143,757	—	—
Operating lease rent	27,292	—	—

Net operating income from unconsolidated joint ventures	205,694

Real Estate segment Net operating income	$598,694			$598,694

Loan loss and other investment reserves, net of recoveries		—	(6,890)
Depreciation and amortization		(1,747)	—
Interest expense, net of interest income		—	(34,149)

SUMMIT and DPE Net income		$6,101	$(6,334)	$(233)

Non-operating net loss from unconsolidated joint ventures				(282,203)
Marketing, general and administrative expense				(111,389)
Transaction related costs				(1,099)
Loss on early extinguishment of debt				(870)
Depreciable real estate reserves				(382,374)
Loss on sale of real estate, net				(32,370)
Purchase price and other fair value adjustments				(17,260)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate				(13,368)
Depreciation and amortization				(246,063)
Amortization of deferred financing costs				(7,837)
Interest expense, net of interest income				(102,965)

Net Loss				$(599,337)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2024

	December 31, 2022
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$749,293	$89,048	$81,113	$919,454
Expenses:
SUMMIT Operator expenses	—	89,207	—
SUMMIT Operator tax expense	—	2,647	—
Operating Expenses	174,063	—	—
Real Estate Taxes	26,943	—	—
Operating lease rent	138,228	—	—

Net operating income from unconsolidated joint ventures	$195,508

Real Estate segment Net operating income	$605,567			$605,567

Depreciation and amortization		(862)	—
Interest expense, net of interest income		—	(25,133)

SUMMIT and DPE Net income		$(3,668)	$55,980	$52,312

Non-operating net loss from unconsolidated joint ventures				(253,466)
Marketing, general and administrative expense				(93,798)
Transaction related costs				(409)
Depreciable real estate reserves				(6,313)
Loss on sale of real estate, net				(84,485)
Purchase price and other fair value adjustments				(8,118)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate				(131)
Depreciation and amortization				(215,305)
Amortization of deferred financing costs				(7,817)
Interest expense, net of interest income				(64,340)

Net Loss				$(76,303)
For the real estate segment, the primary sources of revenue are tenant rents and escalations and reimbursement revenue. See Note 5, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments. We allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. SUMMIT currently operates one location at One Vanderbilt Avenue in midtown Manhattan with the primary source of revenue generated from ticket sales.
There were no transactions between the above three segments other than the SUMMIT lease with our One Vanderbilt Avenue joint venture, which is part of the real estate segment. See Note 10, "Related Party Transactions."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition (1)		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (2)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave	$272,326	$—	$333,499	$—	$79,607	$—	$413,106	$413,106	$233,848	1927	3/1998	Various
711 Third Avenue	—	19,844	115,769	—	16,578	19,844	132,347	152,191	84,768	1955	5/1998	Various
555 W. 57th Street	—	18,846	140,946	—	21,526	18,846	162,472	181,318	103,967	1971	1/1999	Various
461 Fifth Avenue	—	—	88,276	28,873	15,200	28,873	103,476	132,349	49,460	1988	10/2003	Various
750 Third Avenue	—	51,093	251,523	—	114,773	51,093	366,296	417,389	115,992	1958	7/2004	Various
485 Lexington Avenue	450,000	78,282	452,631	—	(4,635)	78,282	447,996	526,278	217,606	1956	12/2004	Various
810 Seventh Avenue	—	114,077	550,819	—	13,809	114,077	564,628	678,705	252,324	1970	1/2007	Various
1185 Avenue of the Americas	—	—	791,106	—	46,785	—	837,891	837,891	418,159	1969	1/2007	Various
1350 Avenue of the Americas	—	90,941	431,517	—	26,318	90,941	457,835	548,776	211,252	1966	1/2007	Various
1-6 Landmark Square (3)	100,000	27,852	161,343	(6,939)	(13,804)	20,913	147,539	168,452	51,883	1973-1984	1/2007	Various
7 Landmark Square (3)	—	1,721	8,417	(1,338)	(6,235)	383	2,182	2,565	783	2007	1/2007	Various
100 Church Street	370,000	34,994	183,932	—	16,674	34,994	200,606	235,600	84,431	1959	1/2010	Various
125 Park Avenue	—	120,900	270,598	—	30,032	120,900	300,630	421,530	139,949	1923	10/2010	Various
19 East 65th Street	—	8,603	2,074	—	4,990	8,603	7,064	15,667	10	1929	1/2012	Various
304 Park Avenue	—	54,489	90,643	—	12,056	54,489	102,699	157,188	36,859	1930	6/2012	Various
760 Madison Avenue	—	284,286	8,314	(2,748)	165,708	281,538	174,022	455,560	5,315	1996/2012	7/2014	Various
110 Greene Street	—	45,120	228,393	—	4,741	45,120	233,134	278,254	64,093	1910	7/2015	Various
7 Dey / 185 Broadway	190,148	45,540	27,865	—	209,670	45,540	237,535	283,075	21,860	1921	8/2015	Various
885 Third Avenue (4)	—	138,444	244,040	(138,444)	(119,024)	—	125,016	125,016	15,506	1986	7/2020	Various
690 Madison	—	13,820	51,732	(7,985)	(27,336)	5,835	24,396	30,231	5,132	1879	9/2021	Various
100 Park Avenue (5)	360,000	230,891	133,269	—	—	230,891	133,269	364,160	—	1950	2/2000	Various
10 East 53rd Street (5)	205,000	104,143	62,470	—	—	104,143	62,470	166,613	4,710	1971	2/2012	Various
Other (6)	—	20,637	16,224	(18,901)	(2,133)	1,736	14,091	15,827	8,174
Total	$1,947,474	$1,504,523	$4,645,400	$(147,482)	$605,300	$1,357,041	$5,250,700	$6,607,741	$2,126,081
(1)Includes depreciable real estate reserves and impairments recorded subsequent to acquisition.
(2)All properties located in New York, New York, unless otherwise noted.
(3)Property located in Connecticut.
(4)In December 2022, the Company sold 414,317 square feet of office leasehold condominium units at the property. The Company retained the remaining 218,796 square feet of the building.
(5)Initial cost is the fair value that was determined upon consolidation of these investments in 2024.
(6)Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2024
(in thousands)
The changes in real estate for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$6,102,864	$9,198,799	$7,650,907
Property acquisitions	—	—	1,900,042
Improvements	199,416	241,213	335,413
Retirements/disposals/deconsolidation	305,461	(2,383,912)	(687,563)
Reclassification (1)	—	(953,236)	—
Balance at end of year	$6,607,741	$6,102,864	$9,198,799
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes as of December 31, 2024 was $4.9 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$1,968,004	$2,039,554	$1,896,199
Depreciation for year	171,744	199,576	175,465
Retirements/disposals/deconsolidation	(13,667)	(203,819)	(32,110)
Reclassification (1)	—	(67,307)
Balance at end of year	$2,126,081	$1,968,004	$2,039,554
(1) Beginning in the second quarter of 2024, we reclassified amounts recorded for certain right-of-use assets classified as operating leases from a gross presentation above accumulated depreciation to a net presentation below accumulated depreciation in our consolidated balance sheets. This includes reclassifying the related amortization that was previously included in the accumulated depreciation balance. As such, we no longer present right-of-use assets and related amortization in Schedule III - Real Estate and Accumulated Depreciation. See the "Reclassification" section of Note 2, "Significant Accounting Policies" for more information regarding this reclassification.

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SL Green Realty Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SL Green Realty Corp. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
New York, New York
February 14, 2025

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P. and the Board of Directors of SL Green Realty Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SL Green Operating Partnership, L.P. and subsidiaries (the "Partnership") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Partnership and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
New York, New York
February 14, 2025

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2025, or the 2025 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.
The following table summarizes information, as of December 31, 2024, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	5,162,791	(2)	$81.63	(3)	1,751,533	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	5,162,791		$81.63		1,751,533
(1)Includes our Fifth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.
(2)Includes (i) 333,897 shares of common stock issuable upon the exercise of outstanding options (115,980 of which are vested and exercisable), (ii) 125,654 phantom stock units that may be settled in shares of common stock (125,654 of which are vested), (iii) 3,560,807 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (1,760,448 of which are vested).
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accountant fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

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

INDEX TO EXHIBITS

3.1	Articles of Restatement, incorporated by reference to the Company's Form 10-Q, dated July 11, 2014, filed with the SEC on August 11, 2014.
3.2	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to the Company's Form 8-K, dated July 18, 2017, filed with the SEC on July 18, 2017.
3.3	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.4	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.5	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.6	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.7	Fifth Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
3.8	First Amendment to Fifth Amended and Restated Bylaws of the Company, effective as of May 11, 2020, incorporated by reference to the Company's Form 8-K, dated May 11, 2020, filed with the SEC on May 13, 2020.
3.9	Articles Supplementary Electing that SL Green Realty Corp. be Subject to Maryland General Corporations Law Section 3-804(c), incorporated by reference to the Company's Form 8-K, dated September 16, 2009, filed with the SEC on September 16, 2009.
3.10	Articles Supplementary reclassifying 4,600,000 shares of 8.0% Series A Convertible Cumulative Preferred Stock, 1,300,000 shares of Series B Junior Participating Preferred Stock and 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock into authorized preferred stock without further designation, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.11	Articles Supplementary classifying and designating 9,200,000 shares of the Company's 6.50% Series I Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.12	First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.13	First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated May 14, 1998, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.14	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on July 31, 2002.
3.15	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
3.16	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
3.17	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.
3.18	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 31, 2012, incorporated by reference to the Company's Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.
3.19	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.
3.20	Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 10, 2012, incorporated by reference to the Company's Form 8-K, dated August 10, 2012, filed with the SEC on August 10, 2012.
3.21	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.22	Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.
3.23	Eighteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 25, 2015, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.
3.24	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.25	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.26	Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.27	Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.28	Twenty-Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 17, 2016, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
3.29	Twenty-Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of May 1, 2019, incorporated by reference to the Company's Form 8-K, dated as of May 3, 2019, filed with the SEC on May 3, 2019.
3.30	Twenty-Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 8, 2020, incorporated by reference to the Company's Form 8-K, dated as of January 14, 2020, filed with the SEC on January 14, 2020.
3.31	Twenty-Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of December 20, 2021, incorporated by reference to the Company's Form 8-K, dated as of December 20, 2021, filed with the SEC on December 22, 2021.
3.32	Twenty-Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 26, 2022, incorporated by reference to the Company's Form 8-K, dated as of October 26, 2022, filed with the SEC on October 28, 2022.
3.33	Thirtieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of April 20, 2023, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 5, 2023.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
4.2	Form of stock certificate evidencing the 6.50% Series I Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
4.3	Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.4	Junior Subordinated Indenture, dated as of June 30, 2005, between the Operating Partnership and JPMorgan Chase Bank, National Association, as Trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
4.5	Indenture, dated as of October 5, 2017, among the Operating Partnership and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.6	Description of the registrant's securities registered pursuant to section 12 of the Securities and Exchange Act of 1934, filed herewith.
10.1	Form of Articles of Incorporation and Bylaws of S.L. Green Management Corp., incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.2	Form of Registration Rights Agreement between the Company and the persons named therein, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.

10.3	Amended and Restated Trust Agreement among the Operating Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.4	SL Green Realty Corp. Fifth Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on April 21, 2022
10.5	Amended and Restated Non-Employee Directors' Deferral Program, dated December 13, 2017, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.6	Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.7	Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.
10.8	Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.9	Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated September 12, 2013, filed with the SEC on September 13, 2013.
10.10	Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.
10.11	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.12	Letter Agreement, dated as of April 30, 2018, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated April 27, 2018, filed with the SEC on May 3, 2018.
10.13	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.14	Chairman Emeritus Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
10.15	Third Amended and Restated Credit Agreement, dated as of December 6, 2021, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as joint lead arrangers and joint bookrunners for the Revolving Credit Facility and Term Loan A Facility, BofA Securities, Inc. BMO Capital Markets Corp. and The Bank of New York Mellon, as joint lead arrangers for the Revolving Credit Facility and Term Loan A Facility, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term Loan A Facility, Deutsche Bank Securities Inc., TD Bank N.A., Bank of America, N.A., Bank of Montreal and The Bank of New York Mellon, as documentation agents for the Revolving Credit Facility and Term Loan A Facility, Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Term Loan B Facility, U.S. Bank National Association, as syndication agent for the Term Loan B Facility, Wells Fargo Bank, National Association, as sustainability agent, and the other lenders and agents a party thereto, incorporated by reference to the Company's Form 8-K, dated December 6, 2021, filed with the SEC on December 8, 2021.
10.16	Amended and Restated Employment and Noncompetition Agreement, dated as of March 2, 2023, by and between SL Green Realty Corp. and Matthew DiLiberto, incorporated by reference to the Company's Form 8-K, dated March 2, 2023, filed with the SEC on March 6, 2023.
10.17	Non-Renewal and Advisory Agreement, dated as of October 9, 2023, by and between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company's Form 8-K, dated October 9, 2023, filed with the SEC on October 10, 2023.
10.18	First Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of January 30, 2024, by and between SL Green Realty Corp. and Matthew DiLiberto, incorporated by reference to the Company's Form 8-K, dated January 30, 2024, filed with the SEC on February 2, 2024.
10.19	Amended and Restated Employment and Noncompetition Agreement, dated as of December 27, 2024, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated December 27, 2024, filed with the SEC on December 31, 2024.

16.1	Letter of Ernst & Young LLP, dated November 29, 2023, to the Securities and Exchange Commission, incorporated by reference to the Company's Form 8-K, dated November 29, 2023, filed with the SEC on November 29, 2023.
19.1	Insider Trading Policy, filed herewith.
21.1	Subsidiaries of SL Green Realty Corp., filed herewith.
21.2	Subsidiaries of SL Green Operating Partnership L.P., filed herewith.
23.1	Consent of Deloitte & Touche LLP for SL Green Realty Corp., filed herewith.
23.2	Consent of Deloitte & Touche LLP for SL Green Operating Partnership, L.P., filed herewith.
23.3	Consent of Ernst & Young LLP for SL Green Realty Corp., filed herewith.
23.4	Consent of Ernst & Young LLP for SL Green Operating Partnership, L.P., filed herewith.
24.1	Power of Attorney for SL Green Realty Corp., included on the signature page of this Form 10-K.
24.2	Power of Attorney for SL Green Operating Partnership, L.P., included on the signature page of this Form 10-K.
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
97.1	Compensation Recovery Policy, dated September 27, 2023, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements, detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 14, 2025		Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors, Chief Executive Officer and Interim President (Principal Executive Officer)	February 14, 2025
Marc Holliday

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2025
Matthew J. DiLiberto

/s/ Stephen L. Green	Director	February 14, 2025
Stephen L. Green

/s/ Andrew W. Mathias	Director	February 14, 2025
Andrew W. Mathias

/s/ John H. Alschuler Jr.	Director	February 14, 2025
John H. Alschuler, Jr.

/s/ Craig M. Hatkoff	Director	February 14, 2025
Craig M. Hatkoff

/s/ Lauren B. Dillard	Director	February 14, 2025
Lauren B. Dillard

/s/ Carol Brown	Director	February 14, 2025
Carol Brown

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 14, 2025	By:	Matthew J. DiLiberto Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors, Chief Executive Officer and Interim President of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 14, 2025
Marc Holliday

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 14, 2025
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	February 14, 2025
Stephen L. Green

/s/ Andrew W. Mathias	Director of SL Green, the sole general partner of the Operating Partnership	February 14, 2025
Andrew W. Mathias

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 14, 2025
John H. Alschuler, Jr.

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 14, 2025
Craig M. Hatkoff

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 14, 2025
Lauren B. Dillard

/s/ Carol Brown	Director of SL Green, the sole general partner of the Operating Partnership	February 14, 2025
Carol Brown