Form 10-Q
period 2025-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2025-05-01
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
As of April 30, 2025, 71,016,826 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of April 30, 2025, 301,668 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of March 31, 2025, the Company owns 93.41% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2025, noncontrolling investors held, in aggregate, a 6.59% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2025	December 31, 2024
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,450,892	$1,357,041
Building and improvements	3,828,638	3,862,224
Building leasehold and improvements	1,399,376	1,388,476
	6,678,906	6,607,741
Less: accumulated depreciation	(2,174,667)	(2,126,081)
	4,504,239	4,481,660
Cash and cash equivalents	180,133	184,294
Restricted cash	156,895	147,344
Investments in marketable securities	12,295	22,812
Tenant and other receivables	48,074	44,055
Related party receivables	18,630	26,865
Deferred rents receivable	264,982	266,428
Debt and preferred equity investments, net of discounts and deferred origination fees of $2,231 and $1,618 and allowances of $13,520 and $13,520 in 2025 and 2024, respectively	318,189	303,726
Investments in unconsolidated joint ventures	2,712,582	2,690,138
Deferred costs, net	114,317	117,132
Right-of-use assets - operating leases	860,449	865,639
Real estate loans held by consolidated securitization vehicles (includes $1,449,291 and $584,134 at fair value as of March 31, 2025 and December 31, 2024, respectively)	1,599,291	709,095
Other assets	620,547	610,911
Total assets (1)	$11,410,623	$10,470,099
Liabilities
Mortgages and other loans payable, net	$2,028,552	$1,944,635
Revolving credit facility, net	486,629	316,240
Unsecured term loans, net	1,146,348	1,146,010
Unsecured notes, net	99,923	99,897
Accrued interest payable	18,473	16,527
Senior obligations of consolidated securitization vehicles (includes $1,409,185 and $567,487 at fair value as of March 31, 2025 and December 31, 2024, respectively)	1,409,185	590,131
Other liabilities (includes $254,447 and $251,096 at fair value as of March 31, 2025 and December 31, 2024, respectively)	395,832	414,153
Accounts payable and accrued expenses	123,256	122,674
Deferred revenue	166,240	164,887
Lease liability - financing leases	107,183	106,853
Lease liability - operating leases	806,669	810,989
Dividend and distributions payable	21,978	21,816
Security deposits	62,210	60,331
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,972,478	5,915,143

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2025	December 31, 2024
Commitments and contingencies (See Note 19)
Noncontrolling interests in Operating Partnership	288,702	288,941
Preferred units	196,016	196,064

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2025 and December 31, 2024	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 71,016 and 71,097 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	710	711
Additional paid-in-capital	4,156,242	4,159,562
Accumulated other comprehensive (loss) income	(4,842)	18,196
Retained deficit	(537,585)	(449,101)
Total SL Green stockholders' equity	3,836,457	3,951,300
Noncontrolling interests in other partnerships	116,970	118,651
Total equity	3,953,427	4,069,951
Total liabilities and equity	$11,410,623	$10,470,099

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $236.7 million and $236.7 million of land, $165.0 million and $159.1 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $6.5 million and $4.1 million of accumulated depreciation, $1,599.3 million and $709.1 million of real estate loans held by consolidated securitization vehicles, $838.3 million and $830.3 million of other assets included in other line items, $367.4 million and $357.9 million of real estate debt, net, $1.1 million and $1.1 million of accrued interest payable, $— million and $— million of lease liabilities, $1,409.2 million and $590.1 million of senior obligations of consolidated securitization vehicles and $322.8 million and $324.8 million of other liabilities included in other line items as of March 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue, net	$163,019	$141,504
SUMMIT Operator revenue	22,534	25,604
Investment income	16,114	7,403
Interest income from real estate loans held by consolidated securitization vehicles	15,981	—
Other income	22,198	13,371
Total revenues	239,846	187,882
Expenses
Operating expenses, including related party expenses of $3 in 2025, and $0 in 2024	56,062	43,608
Real estate taxes	37,217	31,606
Operating lease rent	6,106	6,405
SUMMIT Operator expenses	21,764	21,858
Interest expense, net of interest income	45,681	31,173
Amortization of deferred financing costs	1,687	1,539
SUMMIT Operator tax benefit	(45)	(1,295)
Interest expense on senior obligations of consolidated securitization vehicles	13,972	—
Depreciation and amortization	64,498	48,584
Loan loss and other investment reserves, net of recoveries	(25,039)	—
Transaction related costs	295	16
Marketing, general and administrative	21,724	21,313
Total expenses	243,922	204,807

Equity in net income from unconsolidated joint ventures	1,170	111,160
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	26,764
Purchase price and other fair value adjustments	(9,611)	(50,492)
Loss on sale of real estate, net	(482)	—
Depreciable real estate reserves and impairment	(8,546)	(52,118)
Net (loss) income	(21,545)	18,389
Net loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	1,465	(901)
Noncontrolling interests in other partnerships	4,897	1,294
Preferred units distributions	(2,154)	(1,903)
Net (loss) income attributable to SL Green	(17,337)	16,879
Perpetual preferred stock dividends	(3,738)	(3,738)
Net (loss) income attributable to SL Green common stockholders	$(21,075)	$13,141

Basic (loss) earnings per share	$(0.30)	$0.20
Diluted (loss) earnings per share	$(0.30)	$0.20

Basic weighted average common shares outstanding	70,424	64,328
Diluted weighted average common shares and common share equivalents outstanding	70,424	70,095
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(21,545)	$18,389
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(25,352)	23,214
Increase in unrealized value of marketable securities	695	1,082
Other comprehensive (loss) income	(24,657)	24,296
Comprehensive (loss) income	(46,202)	42,685
Net income (loss) attributable to noncontrolling interests and preferred units distributions	4,208	(1,510)
Other comprehensive income (loss) attributable to noncontrolling interests	1,619	(1,622)
Comprehensive (loss) income attributable to SL Green	$(40,375)	$39,553

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$711	$4,159,562	$—	$18,196	$(449,101)	$118,651	$4,069,951
Net loss							(17,337)	(4,897)	(22,234)
Other comprehensive loss						(23,038)			(23,038)
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		1		75					75
Conversion of units in the Operating Partnership for common stock		4							—
Measurement adjustment for redeemable noncontrolling interest							(12,940)		(12,940)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(86)	(1)	(2,524)					(2,525)
Proceeds from issuance of common stock				(871)					(871)
Contributions to consolidated joint venture interests								3,437	3,437
Cash distributions to noncontrolling interests								(221)	(221)
Cash distributions declared ($0.773 per common share, none of which represented a return of capital for federal income tax purposes)							(54,469)		(54,469)
Balance at March 31, 2025	$221,932	71,016	$710	$4,156,242	$—	$(4,842)	$(537,585)	$116,970	$3,953,427

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2023	$221,932	64,726	$660	$3,826,452	$(128,655)	$17,477	$(151,551)	$69,610	$3,855,925
Net income							16,879	(1,294)	15,585
Acquisition of subsidiary interest from noncontrolling interest								(5,674)	(5,674)
Other comprehensive income						22,674			22,674
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		2		77					77
Reallocation of noncontrolling interest in the Operating Partnership							(42,841)		(42,841)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		78		4,601					4,601
Consolidation of joint venture interest								6,678	6,678
Cash distributions to noncontrolling interests								(1,283)	(1,283)
Cash distributions declared ($0.750 per common share, none of which represented a return of capital for federal income tax purposes)							(48,356)		(48,356)
Balance at March 31, 2024	$221,932	64,806	$660	$3,831,130	$(128,655)	$40,151	$(229,607)	$68,037	$3,803,648

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net (loss) income	$(21,545)	$18,389
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,185	50,123
Equity in net income from unconsolidated joint ventures	(1,170)	(111,160)
Distributions of cumulative earnings from unconsolidated joint ventures	122	68
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	(26,764)
Purchase price and other fair value adjustments	9,611	50,492
Depreciable real estate reserves and impairment	8,546	52,118
Loss on sale of real estate, net	482	—
Loan loss reserves and other investment reserves, net of recoveries	(25,039)	—
Deferred rents receivable	3,586	(3,721)
Non-cash lease expense	5,191	5,003
Other non-cash adjustments	9,499	11,166
Changes in operating assets and liabilities:
Tenant and other receivables	(6,046)	(3,174)
Related party receivables	8,334	245
Deferred lease costs	(4,469)	(3,735)
Other assets	(28,978)	(12,644)
Accounts payable, accrued expenses, other liabilities and security deposits	(8,182)	(50,003)
Deferred revenue	(5,097)	3,017
Lease liability - operating leases	(4,320)	(4,097)
Net cash provided by (used in) operating activities	6,710	(24,677)
Investing Activities
Acquisitions of real estate property	(112,440)	—
Additions to land, buildings and improvements	(74,239)	(55,316)
Acquisition deposits and deferred purchase price	—	(12,817)
Investments in unconsolidated joint ventures	(36,786)	(23,830)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,460	71,545
Net proceeds from disposition of real estate/joint venture interest	93,520	26,420
Proceeds from sale or redemption of marketable securities	10,973	—
Investments in marketable securities	—	—
Investments in real estate loans held by consolidated securitization vehicles	(49,296)	—
Other investments	(5,679)	(2,770)
Origination of debt and preferred equity investments	(11,786)	(6,945)
Net cash used in investing activities	(176,273)	(3,713)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Financing Activities
Proceeds from mortgages and other loans payable	89,253	493
Repayments of mortgages and other loans payable	(3,550)	(1,501)
Proceeds from revolving credit facility, term loans and unsecured notes	420,000	130,000
Repayments of revolving credit facility, term loans and unsecured notes	(250,000)	(40,000)
Proceeds from stock options exercised and DRSPP issuance	75	77
Proceeds from issuance of common stock	(871)	—
Redemption of OP units	(11,267)	(18,608)
Distributions to noncontrolling interests in other partnerships	(221)	(1,283)
Contributions from noncontrolling interests in other partnerships	3,386	—
Distributions to noncontrolling interests in the Operating Partnership	(4,155)	(3,609)
Dividends paid on common and preferred stock	(60,196)	(54,142)
Tax withholdings related to restricted share awards	(6,850)	—
Deferred loan costs	(651)	(60)
Net cash provided by financing activities	174,953	11,367
Net decrease in cash, cash equivalents, and restricted cash	5,390	(17,023)
Cash, cash equivalents, and restricted cash at beginning of year	331,638	335,519
Cash, cash equivalents, and restricted cash at end of period	$337,028	$318,496

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Measurement adjustment for redeemable noncontrolling interest	$12,940	$42,841
Consolidation of a subsidiary	—	6,678
Consolidation of mortgage loan payable	—	205,000
Acquisition of subsidiary interest from noncontrolling interest	—	5,674
Contribution to consolidated joint venture interest	51	—
Removal of fully depreciated commercial real estate properties	1,095	3,354
Share repurchase or redemption payable	—	5,012
Consolidation of securitization vehicle assets	828,143	—
Consolidation of securitization vehicle liabilities	828,143	—
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$180,133	$196,035
Restricted cash	156,895	122,461
Total cash, cash equivalents, and restricted cash	$337,028	$318,496

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2025	December 31, 2024
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,450,892	$1,357,041
Building and improvements	3,828,638	3,862,224
Building leasehold and improvements	1,399,376	1,388,476
	6,678,906	6,607,741
Less: accumulated depreciation	(2,174,667)	(2,126,081)
	4,504,239	4,481,660
Cash and cash equivalents	180,133	184,294
Restricted cash	156,895	147,344
Investments in marketable securities	12,295	22,812
Tenant and other receivables	48,074	44,055
Related party receivables	18,630	26,865
Deferred rents receivable	264,982	266,428
Debt and preferred equity investments, net of discounts and deferred origination fees of $2,231 and $1,618 and allowances of $13,520 and $13,520 in 2025 and 2024, respectively	318,189	303,726
Investments in unconsolidated joint ventures	2,712,582	2,690,138
Deferred costs, net	114,317	117,132
Right-of-use assets - operating leases	860,449	865,639
Real estate loans held by consolidated securitization vehicles (includes $1,449,291 and $584,134 at fair value as of March 31, 2025 and December 31, 2024, respectively)	1,599,291	709,095
Other assets	620,547	610,911
Total assets (1)	$11,410,623	$10,470,099
Liabilities
Mortgages and other loans payable, net	$2,028,552	$1,944,635
Revolving credit facility, net	486,629	316,240
Unsecured term loans, net	1,146,348	1,146,010
Unsecured notes, net	99,923	99,897
Accrued interest payable	18,473	16,527
Senior obligations of consolidated securitization vehicles (includes $1,409,185 and $567,487 at fair value as of March 31, 2025 and December 31, 2024, respectively)	1,409,185	590,131
Other liabilities (includes $254,447 and $251,096 at fair value as of March 31, 2025 and December 31, 2024, respectively)	395,832	414,153
Accounts payable and accrued expenses	123,256	122,674
Deferred revenue	166,240	164,887
Lease liability - financing leases	107,183	106,853
Lease liability - operating leases	806,669	810,989
Dividend and distributions payable	21,978	21,816
Security deposits	62,210	60,331
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,972,478	5,915,143

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2025	December 31, 2024
Commitments and contingencies (See Note 19)
Limited partner interests in SLGOP (5,010 and 4,510 limited partner common units outstanding at March 31, 2025 and December 31, 2024, respectively)	288,702	288,941
Preferred units	196,016	196,064
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2025 and December 31, 2024	221,932	221,932
SL Green partners' capital (760 and 756 general partner common units and 70,256 and 70,341 limited partner common units outstanding at March 31, 2025 and December 31, 2024, respectively)	3,619,367	3,711,172
Accumulated other comprehensive (loss) income	(4,842)	18,196
Total SLGOP partners' capital	3,836,457	3,951,300
Noncontrolling interests in other partnerships	116,970	118,651
Total capital	3,953,427	4,069,951
Total liabilities and capital	$11,410,623	$10,470,099

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $236.7 million and $236.7 million of land, $165.0 million and $159.1 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $6.5 million and $4.1 million of accumulated depreciation, $1,599.3 million and $709.1 million of real estate loans held by consolidated securitization vehicles, $838.3 million and $830.3 million of other assets included in other line items, $367.4 million and $357.9 million of real estate debt, net, $1.1 million and $1.1 million of accrued interest payable, $— million and $— million of lease liabilities, $1,409.2 million and $590.1 million of senior obligations of consolidated securitization vehicles and $322.8 million and $324.8 million of other liabilities included in other line items as of March 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue, net	$163,019	$141,504
SUMMIT Operator revenue	22,534	25,604
Investment income	16,114	7,403
Interest income from real estate loans held by consolidated securitization vehicles	15,981	—
Other income	22,198	13,371
Total revenues	239,846	187,882
Expenses
Operating expenses, including related party expenses of $3 in 2025, and $0 in 2024	56,062	43,608
Real estate taxes	37,217	31,606
Operating lease rent	6,106	6,405
SUMMIT Operator expenses	21,764	21,858
Interest expense, net of interest income	45,681	31,173
Amortization of deferred financing costs	1,687	1,539
SUMMIT Operator tax benefit	(45)	(1,295)
Interest expense on senior obligations of consolidated securitization vehicles	13,972	—
Depreciation and amortization	64,498	48,584
Loan loss and other investment reserves, net of recoveries	(25,039)	—
Transaction related costs	295	16
Marketing, general and administrative	21,724	21,313
Total expenses	243,922	204,807

Equity in net income from unconsolidated joint ventures	1,170	111,160
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	26,764
Purchase price and other fair value adjustments	(9,611)	(50,492)
Loss on sale of real estate, net	(482)	—
Depreciable real estate reserves and impairment	(8,546)	(52,118)
Net (loss) income	(21,545)	18,389
Net loss attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	4,897	1,294
Preferred units distributions	(2,154)	(1,903)
Net (loss) income attributable to SLGOP	(18,802)	17,780
Perpetual preferred unit dividends	(3,738)	(3,738)
Net (loss) income attributable to SLGOP common unitholders	$(22,540)	$14,042

Basic (loss) earnings per unit	$(0.32)	$0.20
Diluted (loss) earnings per unit	$(0.32)	$0.20

Basic weighted average common units outstanding	74,527	68,767
Diluted weighted average common units and common unit equivalents outstanding	74,527	70,095
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(21,545)	$18,389
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(25,352)	23,214
Increase in unrealized value of marketable securities	695	1,082
Other comprehensive (loss) income	(24,657)	24,296
Comprehensive (loss) income	(46,202)	42,685
Net loss attributable to noncontrolling interests	4,897	1,294
Other comprehensive income (loss) attributable to noncontrolling interests	1,619	(1,622)
Comprehensive (loss) income attributable to SLGOP	$(39,686)	$42,357

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$3,711,172	$18,196	$118,651	$4,069,951
Net loss			(18,802)		(4,897)	(23,699)
Net income attributable to partnership units			1,465			1,465
Other comprehensive loss				(23,038)		(23,038)
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		1	75			75
Conversion of common units		4				—
Measurement adjustment for redeemable noncontrolling interest			(12,940)			(12,940)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		(86)	(2,525)			(2,525)
Proceeds from issuance of common stock		—	(871)			(871)
Contributions to consolidated joint venture interests					3,437	3,437
Cash distributions to noncontrolling interests					(221)	(221)
Cash distributions declared ($0.773 per common unit, none of which represented a return of capital for federal income tax purposes)			(54,469)			(54,469)
Balance at March 31, 2025	$221,932	71,016	$3,619,367	$(4,842)	$116,970	$3,953,427

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2023	$221,932	64,726	$3,546,906	$17,477	$69,610	$3,855,925
Net income			16,879		(1,294)	15,585
Acquisition of subsidiary interest from noncontrolling interest			—		(5,674)	(5,674)
Other comprehensive income				22,674		22,674
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		2	77			77
Reallocation of noncontrolling interest in the Operating Partnership			(42,841)			(42,841)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		78	4,601			4,601
Contributions to consolidated joint venture interests					6,678	6,678
Cash distributions to noncontrolling interests					(1,283)	(1,283)
Cash distributions declared ($0.750 per common unit, none of which represented a return of capital for federal income tax purposes)			(48,356)			(48,356)
Balance at March 31, 2024	$221,932	64,806	$3,473,528	$40,151	$68,037	$3,803,648

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net (loss) income	$(21,545)	$18,389
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,185	50,123
Equity in net income from unconsolidated joint ventures	(1,170)	(111,160)
Distributions of cumulative earnings from unconsolidated joint ventures	122	68
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	(26,764)
Purchase price and other fair value adjustments	9,611	50,492
Depreciable real estate reserves and impairment	8,546	52,118
Loss on sale of real estate, net	482	—
Loan loss reserves and other investment reserves, net of recoveries	(25,039)	—
Deferred rents receivable	3,586	(3,721)
Non-cash lease expense	5,191	5,003
Other non-cash adjustments	9,499	11,166
Changes in operating assets and liabilities:
Tenant and other receivables	(6,046)	(3,174)
Related party receivables	8,334	245
Deferred lease costs	(4,469)	(3,735)
Other assets	(28,978)	(12,644)
Accounts payable, accrued expenses, other liabilities and security deposits	(8,182)	(50,003)
Deferred revenue	(5,097)	3,017
Lease liability - operating leases	(4,320)	(4,097)
Net cash provided by (used in) operating activities	6,710	(24,677)
Investing Activities
Acquisitions of real estate property	(112,440)	—
Additions to land, buildings and improvements	(74,239)	(55,316)
Acquisition deposits and deferred purchase price	—	(12,817)
Investments in unconsolidated joint ventures	(36,786)	(23,830)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	9,460	71,545
Net proceeds from disposition of real estate/joint venture interest	93,520	26,420
Proceeds from sale or redemption of marketable securities	10,973	—
Investments in real estate loans held by consolidated securitization vehicles	(49,296)	—
Other investments	(5,679)	(2,770)
Origination of debt and preferred equity investments	(11,786)	(6,945)
Net cash used in investing activities	(176,273)	(3,713)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Financing Activities
Proceeds from mortgages and other loans payable	89,253	493
Repayments of mortgages and other loans payable	(3,550)	(1,501)
Proceeds from revolving credit facility, term loans and unsecured notes	420,000	130,000
Repayments of revolving credit facility, term loans and unsecured notes	(250,000)	(40,000)
Proceeds from stock options exercised and DRSPP issuance	75	77
Proceeds from issuance of common stock	(871)	—
Redemption of OP units	(11,267)	(18,608)
Distributions to noncontrolling interests in other partnerships	(221)	(1,283)
Contributions from noncontrolling interests in other partnerships	3,386	—
Distributions paid on common and preferred units	(64,351)	(57,751)
Tax withholdings related to restricted share awards	(6,850)	—
Deferred loan costs	(651)	(60)
Net cash provided by financing activities	174,953	11,367
Net decrease in cash, cash equivalents, and restricted cash	5,390	(17,023)
Cash, cash equivalents, and restricted cash at beginning of year	331,638	335,519
Cash, cash equivalents, and restricted cash at end of period	$337,028	$318,496

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Measurement adjustment for redeemable noncontrolling interest	$12,940	$42,841
Consolidation of a subsidiary	—	6,678
Consolidation of mortgage loan payable	—	205,000
Acquisition of subsidiary interest from noncontrolling interest	—	5,674
Contribution to consolidated joint venture interest	51	—
Removal of fully depreciated commercial real estate properties	1,095	3,354
Share repurchase or redemption payable	—	5,012
Consolidation of securitization vehicle assets	828,143	—
Consolidation of securitization vehicle liabilities	828,143	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$180,133	$196,035
Restricted cash	156,895	122,461
Total cash, cash equivalents, and restricted cash	$337,028	$318,496
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2025
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2025, noncontrolling investors held, in the aggregate, a 6.59% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On March 31, 2025, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office	16		9,788,852	9	12,175,149	25	21,964,001	91.9%
	Retail	2		30,496	1	12,946	3	43,442	100.0%
	Development/Redevelopment	2	(2)	844,845	1	1,385,484	3	2,230,329	N/A
		20		10,664,193	11	13,573,579	31	24,237,772	92.0%
Suburban	Office	7		862,800	—	—	7	862,800	73.2%
Total commercial properties		27		11,526,993	11	13,573,579	38	25,100,572	91.3%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.6%
Total core portfolio		28		11,667,375	12	13,795,463	40	25,462,838	91.4%

	Alternative Strategy Portfolio	—		—	7	2,567,025	7	2,567,025	63.0%
(1)The weighted average leased occupancy for commercial properties represents the total leased square feet divided by the total square footage at acquisition. The weighted average leased occupancy for residential properties represents the total leased units divided by the total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.
(2)As of March 31, 2025, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
As of March 31, 2025, we also managed one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet (unaudited), and held debt and preferred equity investments with a book value of $318.2 million, excluding debt and preferred equity investments and other financing receivables totaling $24.8 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2025 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Subsequent Events
In April 2025, the Company closed on the acquisition of its joint venture partner's 49.9% interest in 100 Park Avenue, pursuant to a purchase option, for cash consideration of $14.9 million.
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
March 31, 2025
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
The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if (i) the lease transfers ownership of the asset at the end of the lease term, (ii) the lease grants an option to purchase the asset that we are reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement the Company records a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. The Company applies a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is known, the Company uses that rate. If the rate implicit in the lease is not known, the Company uses a discount rate reflective of the Company's collateralized borrowing rate given the term of the lease. To determine the discount rate, the Company employs a third party specialist to develop an analysis based primarily on the observable borrowing rates of the Company, other REITs, and other corporate borrowers with long-term borrowings. On the consolidated statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense. When applicable, the Company combines the consideration for lease and non-lease components in the calculation of the value of the lease obligation and right-of-use asset.
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
During the three months ended March 31, 2025, the Company recorded a $8.5 million charge to reduce the carrying value of the residential condominium units at 760 Madison Avenue based on the total of the sales contracts that the Company entered into for these units. This charge is included in Depreciable real estate reserves and impairments in the consolidated statements of operations.
For the three months ended March 31, 2025 and March 31, 2024, we recognized a reduction of rental revenues of ($1.6 million) and ($0.1 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Identified intangible assets (included in other assets):
Gross amount	$406,394	$378,277
Accumulated amortization	(205,706)	(197,211)
Net	$200,688	$181,066
Identified intangible liabilities (included in deferred revenue):
Gross amount	$(249,716)	$243,703
Accumulated amortization	205,458	(204,092)
Net	$(44,258)	$39,611
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of March 31, 2025, we did not have any debt securities designated as trading. We account for our available-for-sale securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. We account for held-to-maturity securities at amortized cost basis. Credit losses for our debt securities are recognized in accordance with ASC 326. No allowance for loan losses were recognized for the three months ended March 31, 2025 and 2024. We account for equity marketable securities at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported in net income.
As of March 31, 2025 and December 31, 2024, we held the following marketable securities (in thousands):

	March 31, 2025	December 31, 2024
Commercial mortgage-backed securities - available-for-sale	$12,295	$17,323
Commercial mortgage-backed securities - held-to-maturity	$—	$5,489
Total investment in marketable securities	$12,295	$22,812
The cost basis of the available-for-sale commercial mortgage-backed securities ("CMBS") was $12.9 million and $18.3 million as of March 31, 2025 and December 31, 2024, respectively. These securities mature at various times through 2030. As of March 31, 2025, one security was in an unrealized gain position of $0.1 million with a fair market value of $6.2 million, and one security was in an unrealized loss position of $0.7 million with a fair market value of $6.0 million. This marketable security was in a continuous unrealized loss position for less than 12 months. As of December 31, 2024 one security was in an unrealized gain position of $0.2 million with a fair market value of $5.5 million, and two securities were in an unrealized loss position of $1.5 million and fair market value of $11.8 million with one of the securities being in a continuous unrealized loss position for more than 12 months. We do not intend to sell our other securities, and it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis.
The cost basis of the held-to-maturity CMBS was $5.5 million as of December 31, 2024 and was purchased at a $0.2 million discount. During the three months ended March 31, 2025, we received aggregate net proceeds of $5.7 million from the repayment of this security.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
During the three months ended March 31, 2025, we received aggregate net proceeds of $5.3 million from the repayment of one debt marketable security. We did not dispose of any debt marketable securities during the three months ended December 31, 2024.
We held no equity marketable securities as of March 31, 2025 and December 31, 2024.
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
As of March 31, 2025 and December 31, 2024, we consolidated the following CMBS securitization trusts (in thousands):

	March 31, 2025		December 31, 2024		Maturity
Type	Fair Value (1)	Principal Value	Fair Value (2)	Principal Value
Real estate loans held by consolidated securitization vehicles	$1,599,291	$1,821,800	$709,095	$894,000	2023 - 2025	(3)
Senior obligations of consolidated securitization vehicles	1,409,185	1,549,044	590,131	688,346	2023 - 2025	(3)
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	$190,106	$272,756	$118,964	$205,654
(1)Includes a $150.0 million commercial mortgage investment, net of reserves, that is accounted for on an amortized cost basis. The total investment was acquired in a series of transactions consummated at various discounts and was determined to be purchased with credit deterioration ("PCD"). This requires the establishment of an initial credit loss allowance, which is equal to the difference between the price paid for the investment and the par value of the investment. See Note 5, "Debt and Preferred Equity Investments."
(2)Includes $134.8 million and $34.2 million of assets and liabilities, respectively, for a loan that is accounted for on an amortized cost basis.
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
March 31, 2025
(unaudited)
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. Aside from charges noted in Note 6, "Investments in Unconsolidated Joint Ventures," we do not believe that the values of any of our equity investments were impaired at March 31, 2025.
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
March 31, 2025
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
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of March 31, 2025 and December 31, 2024 was $4.3 million and $3.1 million, respectively, and is included in Deferred revenue on the consolidated balance sheets.
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
March 31, 2025
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
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state and local corporate tax liability for these entities. During the three months ended March 31, 2025 and 2024, we recorded Federal, state, and local tax provisions totaling $0.5 million and $0.7 million, respectively, for these entities.
SUMMIT is held in a TRS and pays Federal, state and local taxes. During the three months ended March 31, 2025 and 2024, we recorded Federal, state and local tax benefits for SUMMIT of less than $0.1 million and $1.3 million, respectively.
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
March 31, 2025
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Paramount Global, which accounted for 5.4% of our share of annualized cash rent as of March 31, 2025, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, for the three months ended March 31, 2025.
For the three months ended March 31, 2025, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended March 31, 2025
One Vanderbilt Avenue	14.4%
11 Madison Avenue	8.7%
420 Lexington Ave	7.0%
245 Park Avenue	6.8%
1515 Broadway	6.6%
1185 Avenue of the Americas	5.8%
280 Park Avenue	5.0%
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
Accounting Standards Updates
In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The objective of this amendment is to help investors better understand a public entity's performance, better assess the entity's prospect for future cash flows, and compare the entity's performance over time and with that of other entities. The amendment will require public business entities to include a footnote disclosure about specific expenses by requiring them to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization. For any remaining items within each relevant expense caption, a qualitative disclosure is required for the amounts that are not separately disaggregated quantitatively. Additionally, the amendment provides guidance on the definition of selling expenses along with a requirement to disclose the total amount of selling expenses. The amendment does not change the requirements for the presentation of expenses on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements and will adopt this standard for the year ended December 31, 2027.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The objective of the amendments in ASU 2023-09 related to the rate reconciliation and income taxes paid disclosures are to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The amendment will require that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment will require that all entities disclose on an annual basis the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes as well as disaggregated by individual jurisdictions that meet a quantitative threshold. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024. We adopted this guidance on January 1, 2025 and do not believe it will have a material impact on our consolidated financial statements.
In August 2023, the FASB issued ASU No. 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement. ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and reduce diversity in practice. The amendments require that a joint venture apply the following key adaptations from the business combinations guidance upon formation: (i) a joint venture is the formation of a new entity without an accounting acquirer, (ii) a joint venture measures its identifiable net assets and goodwill, if any, at the formation date, (iii) initial measurement of a joint venture's total net assets is equal to the fair value of 100 percent of the joint venture's equity, and (iv) a joint venture provides relevant disclosures. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted this guidance on January 1, 2025 and do not believe it will have a material impact on our consolidated financial statements.
3. Property Acquisitions and Consolidations
Property Acquisitions
The following table summarizes the properties acquired during the three months ended March 31, 2025:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions) (1)
500 Park Avenue	January 2025	Fee Interest	201,411	$127.0
(1)Represents the gross asset valuation of the property net of closing costs and adjustments.
Property Consolidations
During the three months ended March 31, 2025, we did not consolidate any existing unconsolidated joint venture properties.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
As of March 31, 2025, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the three months ended March 31, 2025:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet	Sales Price (1) (in millions)	Gain on Sale (in millions)
Giorgio Armani Residences at 760 Madison Avenue (6 Condominium Units)	Multiple	Fee Interest	19,185	$99.3	$0.2
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
5. Debt and Preferred Equity Investments
Below is a summary of the activity in our consolidated debt and preferred equity investments for the three months ended March 31, 2025 and the twelve months ended December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Balance at beginning of year (1)	$303,726	$346,745
Debt investment originations/fundings/accretion (2)	12,230	12,890
Preferred equity investment originations/accretion (2) (3)	2,233	8,720
Redemptions/sales/syndications/equity ownership/amortization	—	(64,629)
Net change in loan loss reserves	—	—
Balance at end of period (1) (4)	$318,189	$303,726
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Excludes a $219.4 million preferred equity investment that is included in Investment in unconsolidated joint ventures in our consolidated balance sheet. See Note 6, "Investments in Unconsolidated Joint Ventures."
(4)Includes two investments with a total carrying value of $53.5 million that are included in the Company's alternative strategy portfolio.
Below is a summary of our consolidated debt and preferred equity investments as of March 31, 2025 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value		Senior Financing	Maturity (2)
Type	Carrying Value	Face Value	Interest Rate (1)	Carrying Value	Face Value	Interest Rate
Mezzanine Debt	$129,235	$130,003	S + 5.06% - 11.63%	$50,000	$50,000	8.00% - 14.10%	$179,235	(3)	$812,021	2024 - 2029
Preferred Equity (4)	—	—	—	138,954	138,954	6.5%	138,954		250,000	2027
Balance at end of period	$129,235	$130,003		$188,954	$188,954		$318,189		$1,062,021
(1)Floating interest rates are presented with the stated spread over Term SOFR ("S").
(2)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
(3)Includes two investments with a total carrying value of $53.5 million that are included in the Company's alternative strategy portfolio.
(4)Excludes a $219.4 million preferred equity investment that is included in Investment in unconsolidated joint ventures in our consolidated balance sheet. See Note 6, "Investments in Unconsolidated Joint Ventures."
The following table is a roll forward of our total allowance for loan losses for the three months ended March 31, 2025 and the twelve months ended December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Balance at beginning of year	$13,520	$13,520
Initial allowance for credit losses on PCD loans (1)	99,039	—
Writeoffs (1)	(24,000)	—
Current period recoveries (1)	(25,039)	—
Balance at end of period (2)	$63,520	$13,520
(1)During the three months ended March 31, 2025, we completed a series of transactions to acquire 100% of a commercial mortgage investment that was in maturity default. These transactions were consummated at various discounts. Once the commercial mortgage investment was wholly-owned, an initial allowance of $99.0 million was established, which is equal to the difference between the price paid for the investment and the par value of the investment. Subsequent to the final transaction, we entered into a modification with the borrower to reduce the loan principal by $24.0 million with the remaining principal to be repaid by a specified date. As a result of the modification and the collection of $10.0 million, we recognized a $25.0 million reversal of the established allowance during the three months ended March 31, 2025.
(2)As of March 31, 2025, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $53.5 million, which is included in the Company's alternative strategy portfolio.

As of March 31, 2025 and December 31, 2024, one investment, which is fully reserved, was not performing in accordance with its respective terms. This is further discussed in the Debt Investments table below.
No other financing receivables were 90 days past due as of March 31, 2025 and December 31, 2024.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
The following table sets forth the carrying value of our consolidated debt and preferred equity investment portfolio by risk rating as of March 31, 2025 and December 31, 2024 (dollars in thousands):

Risk Rating	March 31, 2025	December 31, 2024
1 - Low Risk Assets - Low probability of loss	$158,954	$156,720
2 - Watch List Assets - Higher potential for loss (1)	159,235	147,006
3 - High Risk Assets - Loss more likely than not	—	—
	$318,189	$303,726
(1)Includes two investments with a total carrying value of $53.5 million that are included in the Company's alternative strategy portfolio.
The following table sets forth the carrying value of our consolidated debt and preferred equity investment portfolio by year of origination and risk rating as of March 31, 2025 (dollars in thousands):

	As of March 31, 2025
Risk Rating	2024 (1)	2023 (1)	2022 (1)	Prior (1)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$158,954		$158,954
2 - Watch List Assets - Higher potential for loss	—	—	—	159,235	(2)	159,235
3 - High Risk Assets - Loss more likely than not	—	—	—	—		—
	$—	$—	$—	$318,189		$318,189
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)Includes two investments with a total carrying value of $53.5 million that are included in the Company's alternative strategy portfolio.
We have determined that we have one portfolio segment of financing receivables as of March 31, 2025 and December 31, 2024 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $27.6 million and $23.7 million as of March 31, 2025 and December 31, 2024, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the three months ended March 31, 2025 and 2024. All of the loans with a carrying value as of March 31, 2025 have a risk rating of 2 and were performing in accordance with their respective terms.
Debt Investments
    As of March 31, 2025 and December 31, 2024, we held the following consolidated debt investments with an aggregate weighted average current yield of 6.68% as of March 31, 2025 (dollars in thousands):

Loan Type	March 31, 2025 Future Funding Obligations	March 31, 2025 Senior Financing	March 31, 2025 Carrying Value (1)	December 31, 2024 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3) (4)	$—	$105,000	$13,366	$13,366	June 2024
Mezzanine Loan (5)	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Total fixed rate	$—	$285,000	$63,366	$63,366
Floating Rate Investments:
Mezzanine Loan (6)	$—	$54,000	$9,268	$8,991	July 2025
Mezzanine Loan (4) (7)	—	283,000	53,687	53,687	December 2025
Mezzanine Loan	4,286	190,021	66,434	54,482	January 2026
Total floating rate	$4,286	$527,021	$129,389	$117,160
Allowance for loan loss	$—	$—	$(13,520)	$(13,520)
Total	$4,286	$812,021	$179,235	$167,006
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
(2)Represents contractual maturity, excluding any extension options to the extent they have not been exercised as of the date of this filing.
(3)This loan went into default and was put on non-accrual in June 2020 and remains on non-accrual as of March 31, 2025. No investment income has been recognized subsequent to it being put on non-accrual. In the first quarter of 2023, the Company fully reserved the balance of the investment. Additionally, we determined the borrower entity to be a VIE, in which we are not the primary beneficiary.
(4)Included in the Company's alternative strategy portfolio.
(5)In April 2025, the maturity date of the loan was extended to July 2027.
(6)This loan went into default and was put on non-accrual in January 2025 and remains on non-accrual as of March 31, 2025. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower with respect to the loan.
(7)This loan went into default and was put on non-accrual in January 2023 and remains on non-accrual as of March 31, 2025. No investment income has been recognized subsequent to it being put on non-accrual. In December 2024, the maturity date of the loan was extended to December 2025. Additionally, we determined the borrower entity to be a VIE in which we are not the primary beneficiary.
Preferred Equity Investments
As of March 31, 2025 and December 31, 2024, we held the following consolidated preferred equity investment with an aggregate weighted average current yield of 6.55% as of March 31, 2025 (dollars in thousands), excluding a $219.4 million preferred equity investment that is included in Investment in unconsolidated joint ventures in our consolidated balance sheet:

Type	March 31, 2025 Future Funding Obligations	March 31, 2025 Senior Financing	March 31, 2025 Carrying Value (1)	December 31, 2024 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$250,000	$138,954	$136,720	February 2027
Total	$—	$250,000	$138,954	$136,720
(1)Carrying value is net of deferred origination fees.
(2)Represents contractual redemption, excluding any unexercised extension options.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various third-party partners. As of March 31, 2025, the book value of these investments was $2.7 billion, net of investments with negative book values totaling $135.9 million for which we have an implicit commitment to fund future capital needs.
As of March 31, 2025 and December 31, 2024, 800 Third Avenue and our preferred equity investment in 625 Madison Avenue are VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $267.4 million and $263.8 million as of March 31, 2025 and December 31, 2024, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we have the ability to exercise significant influence over, but do not control, the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
The table below provides general information on each of our joint ventures as of March 31, 2025:

Property	Partner	Economic Interest (1)	Unaudited Approximate Square Feet
800 Third Avenue	Private Investors	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	1,454,000
11 West 34th Street (2)	Private Investor / Wharton Properties	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	1,219,158
1552-1560 Broadway (2) (3)	Wharton Properties	50.00%	57,718
650 Fifth Avenue (2) (4)	Wharton Properties	50.00%	69,214
11 Madison Avenue	PGIM Real Estate	60.00%	2,314,000
One Vanderbilt Avenue (5)	National Pension Service of Korea / Hines Interest LP	60.01%	1,657,198
Worldwide Plaza (2)	RXR Realty / New York REIT	24.95%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	1,750,000
2 Herald Square (2)	Israeli Institutional Investor	95.00%	369,000
115 Spring Street (2)	Private Investor	51.00%	5,218
15 Beekman (5)	A fund managed by Meritz Alternative Investment Management	20.00%	221,884
85 Fifth Avenue (6)	Wells Fargo	36.27%	12,946
One Madison Avenue (7)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	1,135,000
450 Park Avenue (8)	Korean Institutional Investor / Israeli Institutional Investor	25.10%	337,000
245 Park Avenue	U.S. Affiliate of Mori Trust Co., Ltd	50.10%	1,782,793
625 Madison Avenue (9)	Private Investor	90.93%	563,000
(1)Economic interest represent the Company's interests in the joint venture as of March 31, 2025. Changes in ownership or economic interests within the current year are disclosed in the notes below.
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
(6)In March 2025, following an assessment of the investment for recoverability, the Company recorded a charge of $1.8 million, which is included in Equity in net loss from unconsolidated joint ventures in the consolidated statements of operations. In April 2025, the Company, together with its joint venture partner, sold the property for a gross asset valuation of $47.0 million.
(7)In 2021, the Company admitted an additional partner to the development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at March 31, 2025 and December 31, 2024.
(8)The 25.1% economic interest reflected in this table excludes a 25.0% economic interest held by a third party. The third-party's economic interest is held in a joint venture that we consolidate as a 50.1% ownership interest. The third-party's 25.0% economic interest is recognized in Noncontrolling interests in other partnerships on our consolidated balance sheet. A separate third-party owns the remaining 49.9% economic interest in the property.
(9)In connection with the sale of the fee ownership in the property, which closed in May 2024, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. The Company's share, net of unamortized discounts, is $219.4 million with an aggregate weighted average current yield of 8.81% as of March 31, 2025.
Disposition of Joint Venture Interests or Properties
We did not dispose of any investments in unconsolidated joint ventures during the three months ended March 31, 2025.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases, we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of March 31, 2025 and December 31, 2024, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)

						Principal Outstanding		Principal Outstanding
	Economic	Current Maturity	Final Maturity	Interest		March 31, 2025		December 31, 2024
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:
115 Spring Street (4)	51.00%	March 2025 (5)	March 2025 (5)		5.50%	$65,550	$33,431	$65,550	$33,431
450 Park Avenue	25.10%	June 2025	June 2027		6.10%	287,893	72,261	284,835	71,494
650 Fifth Avenue (4)	50.00%	July 2025	July 2025		5.45%	65,000	32,500	65,000	32,500
11 Madison Avenue	60.00%	September 2025	September 2025		3.84%	1,400,000	840,000	1,400,000	840,000
15 Beekman	20.00%	January 2026	January 2028		5.99%	120,000	24,000	120,000	24,000
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	107,120	177,000	107,120
1515 Broadway	56.87%	March 2026	March 2028		3.93%	735,429	418,231	740,947	421,369
919 Third Avenue	51.00%	April 2026	April 2028		6.11%	500,000	255,000	500,000	255,000
280 Park Avenue	50.00%	September 2026	September 2028		5.84%	1,075,000	537,500	1,075,000	537,500
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	885,768	1,768,000	885,768
One Madison Avenue (6)	25.50%	November 2027	November 2027		7.10%	679,536	173,282	658,357	167,881
Worldwide Plaza (4)	24.95%	November 2027	November 2027		3.98%	1,200,000	299,400	1,200,000	299,400
220 East 42nd Street	51.00%	December 2027	December 2027		6.77%	496,412	253,170	496,412	253,170
One Vanderbilt Avenue	60.01%	July 2031	July 2031		2.95%	3,000,000	1,800,300	3,000,000	1,800,300
Total fixed rate debt						$11,569,820	$5,731,963	$11,551,101	$5,728,933
Floating Rate Debt:
11 West 34th Street (4)	30.00%	February 2023 (7)	February 2023 (7)	L+	1.45%	$23,000	$6,900	$23,000	$6,900
1552 Broadway (4)	50.00%	February 2024 (8)	February 2024 (8)	S+	2.75%	193,132	96,566	193,132	96,566
650 Fifth Avenue (4)	50.00%	July 2025	July 2025	S+	2.25%	210,000	105,000	210,000	105,000
One Madison Avenue (6)	25.50%	November 2027	November 2027	S+	3.10%	366,625	93,489	354,757	90,463
Total floating rate debt						$792,757	$301,955	$780,889	$298,929
Total joint venture mortgages and other loans payable						$12,362,577	$6,033,918	$12,331,990	$6,027,862
Deferred financing costs, net						(91,632)	(46,097)	(97,729)	(49,058)
Total joint venture mortgages and other loans payable, net						$12,270,945	$5,987,821	$12,234,261	$5,978,804
(1)Economic interest represents the Company's interests in the joint venture as of March 31, 2025. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(3)Interest rates as of March 31, 2025, taking into account interest rate hedges at the joint venture. Corporate interest rate hedges are not taken into consideration. Floating rate debt is presented with the stated spread over Term SOFR ("S").
(4)Included in the Company's alternative strategy portfolio.
(5)In April 2025, the maturity date of the loan was extended to July 2025.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $2.6 million and $4.9 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2025, and 2024 respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets (1)
Commercial real estate property, net	$15,304,874	$15,327,542
Cash and restricted cash	633,725	649,426
Tenant and other receivables, related party receivables, and deferred rents receivable	652,409	621,748
Debt and preferred equity investments, net	241,921	236,512
Right-of-use assets	913,639	919,658
Other assets	1,684,051	1,739,549
Total assets	$19,430,619	$19,494,435
Liabilities and equity (1)
Mortgages and other loans payable, net	$12,270,945	$12,234,261
Deferred revenue	945,454	956,217
Lease liabilities	1,004,846	1,008,085
Other liabilities	434,038	519,582
Equity	4,775,336	4,776,290
Total liabilities and equity	$19,430,619	$19,494,435
Company's investments in unconsolidated joint ventures	$2,712,582	$2,690,138
(1)At March 31, 2025, $466.5 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2025 and 2024, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenues	$371,925	$365,339
Operating expenses	68,015	65,750
Real estate taxes	71,504	75,632
Operating lease rent	6,581	9,025
Interest expense, net of interest income	128,896	149,854
Amortization of deferred financing costs	6,019	6,072
Depreciation and amortization	121,305	134,178
Total expenses	402,320	440,511
Gain on early extinguishment of debt	—	172,519
Net (loss) income before gain on sale	$(30,395)	$97,347
Company's equity in net income from unconsolidated joint ventures	$1,170	$111,160

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
7. Deferred Costs
Deferred costs as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Deferred leasing costs	$285,033	$426,055
Less: accumulated amortization	(170,716)	(308,923)
Deferred costs, net	$114,317	$117,132
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments as of March 31, 2025 and December 31, 2024, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		March 31, 2025	December 31, 2024
Fixed Rate Debt:
10 East 53rd Street	May 2025	May 2028		5.37%	$204,888	$205,000
100 Church Street	June 2025	June 2027		5.89%	370,000	370,000
7 Dey / 185 Broadway	November 2025	November 2026		6.65%	190,148	190,148
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
500 Park Avenue	January 2028	January 2030		6.57%	80,000	—
420 Lexington Avenue	October 2040	October 2040		8.24%	272,325	272,326
Total fixed rate debt					$1,667,361	$1,587,474
Floating Rate Debt:
100 Park Avenue	June 2025	December 2027	S+	2.32%	$369,366	$360,000
CMBS Repurchase Facility					—	3,550
Total floating rate debt					$369,366	$363,550
Total mortgages and other loans payable					$2,036,727	$1,951,024
Deferred financing costs, net of amortization					(8,175)	(6,389)
Total mortgages and other loans payable, net					$2,028,552	$1,944,635
(1)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(2)Interest rate as of March 31, 2025, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term SOFR ("S"), unless otherwise specified.
As of March 31, 2025 and December 31, 2024, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $2.3 billion and $2.2 billion, respectively.
CMBS Securities Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS securities (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of March 31, 2025, there have been no margin calls on the CMBS Repurchase Facility. At March 31, 2025, there was no outstanding balance on the facility.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of March 31, 2025, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $100.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 19, 2025, respectively. Term Loan B has two six-month, as-of-right extension options to November 19, 2026. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2025, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of March 31, 2025, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 180 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2025, the facility fee was 30 basis points.
As of March 31, 2025, we had $7.5 million of outstanding letters of credit, $490.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $752.5 million under the 2021 credit facility. As of March 31, 2025 and December 31, 2024, the revolving credit facility had a carrying value of $486.6 million and $316.2 million, respectively, net of deferred financing costs. As of March 31, 2025 and December 31, 2024, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2025 and December 31, 2024, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2025 Unpaid Principal Balance	March 31, 2025 Accreted Balance	December 31, 2024 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$100,000	$100,000	$100,000	4.27%	10	December 2025
	$100,000	$100,000	$100,000
Deferred financing costs, net	—	(77)	(103)
	$100,000	$99,923	$99,897
(1)Interest rate as of March 31, 2025.
(2)Issued by the Company and the Operating Partnership as co-obligors in a private placement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2025 and December 31, 2024, we were in compliance with all such covenants.
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2025, including as-of-right extension options but excluding other extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2025	$—	$370,000	$—	$—	$—	$100,000	$470,000	$1,196,030
2026	—	190,148	—	100,000	—	—	290,148	936,639
2027	—	919,366	490,000	1,050,000	—	—	2,459,366	1,718,655
2028	—	284,888	—	—	—	—	284,888	382,294
2029	—	—	—	—	—	—	—	—
Thereafter	—	272,325	—	—	100,000	—	372,325	1,800,300
	$—	$2,036,727	$490,000	$1,150,000	$100,000	$100,000	$3,876,727	$6,033,918
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense before capitalized interest	$52,048	$48,869
Interest on financing leases	1,134	1,120
Capitalized interest	(6,470)	(17,949)
Amortization of discount on assumed debt	160	—
Interest income	(1,191)	(867)
Interest expense, net	$45,681	$31,173

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
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
As of March 31, 2025, Messrs. Holiday's and Mathias's remaining interests in the One Vanderbilt project are included in Preferred units and redeemable equity in the mezzanine equity section of the Company's consolidated financial statements.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three months ended March 31, 2025 and 2024, we recorded $0.9 million and $0.7 million, respectively, of rent expense under the lease.
Additionally, in June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. For the three months ended March 31, 2025 and 2024, we recorded $6.3 million and $6.3 million, respectively, of rent expense under the lease, including percentage rent, of which $3.5 million and $4.1 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations.
760 Madison Avenue Giorgio Armani Residence Condominium Unit
In July 2024, the Company entered into an agreement to sell one of the Giorgio Armani Residence condominium units located at 760 Madison Avenue to an entity owned by a trust of which the beneficiaries are the family members of our Chairman, CEO and Interim President, Marc Holliday, for $8.4 million. The transaction closed in February 2025.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
Other
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures, inclusive of our ownership share of the joint ventures, and related parties as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Due from joint ventures	$16,742	$19,199
Other	1,888	7,666
Related party receivables	$18,630	$26,865
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2025 and December 31, 2024, the noncontrolling interest unit holders owned 6.59%, or 5,009,991 units, and 5.97%, or 4,509,953 units, of the Operating Partnership, respectively. As of March 31, 2025, 5,009,991 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2025 and the twelve months ended December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Balance at beginning of period	$288,941	$238,051
Distributions	(4,155)	(13,915)
Issuance of common units	5,896	20,790
Redemption and conversion of common units	(11,267)	(28,663)
Net income (loss)	(1,465)	497
Accumulated other comprehensive (loss) income allocation	(1,619)	151
Fair value adjustment	12,371	72,030
Balance at end of period	$288,702	$288,941

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of March 31, 2025:

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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the three months ended March 31, 2025 and the twelve months ended December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Balance at beginning of period	$164,210	$166,501
Issuance of preferred units	—	—
Redemption of preferred units	—	(2,503)
Dividends paid on preferred units	(1,892)	(4,453)
Accrued dividends on preferred units	1,895	4,665
Balance at end of period	$164,213	$164,210
12. Stockholders' Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2025, 71,016,448 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
Share Repurchase Program
Our Board of Directors approved a $3.5 billion share repurchase program under which we can buy shares of our common stock.
As of March 31, 2025, 36,107,719 shares have been repurchased under the program, excluding the redemption of OP units. We did not repurchase any shares under the program during the three months ended March 31, 2025.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Shares of common stock issued	1,221	1,662
Dividend reinvestments/stock purchases under the DRSPP	$75	$77
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
SL Green's earnings per share for the three months ended March 31, 2025 and 2024 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2025	2024
Basic (Loss) Earnings:
(Loss) income attributable to SL Green common stockholders	$(21,075)	$13,141
Less: distributed earnings allocated to participating securities	(362)	(434)
Net (loss) income attributable to SL Green common stockholders (numerator for basic earnings per share)	$(21,437)	$12,707
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	434
Add back: effect of dilutive securities (redemption of units to common shares)	—	901
(Loss) income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$(21,437)	$14,042

	Three Months Ended March 31,
Denominator	2025	2024
Basic Shares:
Weighted average common stock outstanding	70,424	64,328
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	—	4,439
Stock-based compensation plans	—	1,328
Diluted weighted average common stock outstanding	70,424	70,095
The Company has excluded 6,262,427 and 135,000 common stock equivalents from the calculation of diluted shares outstanding for the three months ended March 31, 2025 and 2024, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at March 31, 2025 owned 71,016,448 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
Limited Partner Units
As of March 31, 2025, limited partners, other than SL Green, owned 6.59%, or 5,009,991 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company's Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2025 and 2024, respectively, are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2025	2024
Basic (Loss) Earnings:
Net (loss) income attributable to SLGOP common unitholders	$(22,540)	$14,042
Less: distributed earnings allocated to participating securities	(1,243)	(434)
Net (loss) income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$(23,783)	$13,608
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	434
(Loss) income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(23,783)	$14,042

	Three Months Ended March 31,
Denominator	2025	2024
Basic units:
Weighted average common units outstanding	74,527	68,767
Effect of Dilutive Securities:
Stock-based compensation plans	—	1,328
Diluted weighted average common units outstanding	74,527	70,095
The Operating Partnership has excluded 2,159,695 and 135,000 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2025 and 2024, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.59 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.84 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the fifth amendment and restatement in June 2022 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 32,210,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 1, 2032, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2025, 1.5 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
In December 2024, our Chairman, CEO and Interim President, Marc Holliday, received a grant of 217,917 Class O LTIP Units in connection with his new employment agreement, that are subject to both time-based vesting conditions and performance-based vesting conditions. The performance-based vesting conditions are satisfied if the average share price of the Company's common stock equals or exceeds $100.00 as of any trailing twenty trading day period between the grant date and the fifth anniversary thereafter. Subject to achievement of the performance hurdle and continued employment, the Class O LTIP Units vest ratably on December 31, 2025, December 31, 2026, and December 31, 2027.
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2025 and the year ended December 31, 2024.

	March 31, 2025	December 31, 2024
Dividend yield	none	5.5%
Expected life	zero	7.5 years
Risk-free interest rate	none	4.45%
Expected stock price volatility	none	45.0%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
A summary of the status of the Company's stock options as of March 31, 2025 and December 31, 2024, and changes during the three months ended March 31, 2025 and year ended December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	333,897	$81.63	115,980	$103.52
Granted	—	—	217,917	68.07
Lapsed or canceled	—	—	—	—
Balance at end of period	333,897	$81.63	333,897	$81.63
Options exercisable at end of period	115,980	$103.52	115,980	$103.52
The remaining weighted average contractual life of the options outstanding was 6.7 years and the remaining average contractual life of the options exercisable was 1.7 years.
During the three months ended March 31, 2025, we recognized $0.4 million compensation expense related to options. As of March 31, 2025, there was $4.1 million unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares may be granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of March 31, 2025 and December 31, 2024 and changes during the three months ended March 31, 2025 and the year ended December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Balance at beginning of period	4,449,709	4,089,174
Granted	—	371,285
Canceled	(1,060)	(10,750)
Balance at end of period	4,448,649	4,449,709
Vested during the period	226,806	143,453
Compensation expense recorded	$3,797,376	$10,939,602
Total fair value of restricted stock granted during the period	$—	$24,676,422
The fair value of restricted stock that vested during the three months ended March 31, 2025 and the year ended December 31, 2024 was $10.9 million and $7.4 million, respectively. As of March 31, 2025, there was $28.7 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $16.6 million and $34.1 million as of March 31, 2025 and December 31, 2024, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2025, there was $35.9 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.6 years.
During the three months ended March 31, 2025, and 2024 we recorded compensation expense related to bonus, time-based and performance-based awards of $5.1 million and $6.2 million, respectively.
For the three months ended March 31, 2025, and 2024 $0.5 million and $0.3 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
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
During the three months ended March 31, 2025, 14,393 phantom stock units and 10,311 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $1.9 million and $2.1 million during the three months ended March 31, 2025, and 2024 respectively, related to the Deferred Compensation Plan.
As of March 31, 2025, there were 92,698 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2025, 250,924 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of March 31, 2025 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Total
Balance at December 31, 2024	$29,330	$(9,868)	$(1,266)	$18,196
Other comprehensive (loss) income before reclassifications	(11,497)	(6,036)	649	(16,884)
Amounts reclassified from accumulated other comprehensive (loss) income	(5,338)	(816)	—	(6,154)
Balance at March 31, 2025	$12,495	$(16,720)	$(617)	$(4,842)
(1)Amount reclassified from accumulated other comprehensive (loss) income is included in interest expense in the respective consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive (loss) income relating to net unrealized gain (loss) on derivative instruments, was ($0.2 million) and ($0.2 million), respectively.
(2)Amount reclassified from accumulated other comprehensive (loss) income is included in equity in net (loss) income from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
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
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$12,295	$—	$12,295	$—
Interest rate cap and swap agreements (included in Other assets)	$17,907	$—	$17,907	$—
Real estate loans held by consolidated securitization vehicles	$1,449,291	$—	$1,021,586	$427,705
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$13,592	$—	$13,592	$—
Senior obligations of consolidated securitization vehicles	$1,409,185	$—	$985,982	$423,203
Secured borrowing (1)	$254,447	$—	$—	$254,447
(1)The Company admitted an additional partner to the One Madison Avenue development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$17,323	$—	$17,323	$—
Interest rate cap and swap agreements (included in Other assets)	$31,860	$—	$31,860	$—
Real estate loans held by consolidated securitization vehicles	$584,134	$—	$584,134	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$6,469	$—	$6,469	$—
Senior obligations of consolidated securitization vehicles	$567,487	$—	$567,487	$—
Secured borrowing	$251,096	$—	$—	$251,096

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
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
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$318,189	(2)	$303,726	(2)

Fixed rate debt	$3,367,361	$3,372,590	$3,257,474	$3,225,767
Variable rate debt	509,366	508,160	363,550	355,364
Total Debt	$3,876,727	$3,880,750	$3,621,024	$3,581,131
(1)Amounts exclude net deferred financing costs.
(2)As of March 31, 2025, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion. As of December 31, 2024, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion.

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of March 31, 2025 and December 31, 2024.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of March 31, 2025 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$370,000	3.250%	June 2024	June 2025	Other Assets	$796
Interest Rate Cap	370,000	3.250%	June 2024	June 2025	Other Liabilities	(794)
Interest Rate Cap	68,678	4.000%	August 2024	July 2025	Other Liabilities	(54)
Interest Rate Swap	150,000	2.621%	December 2021	January 2026	Other Assets	1,566
Interest Rate Swap	200,000	2.662%	December 2021	January 2026	Other Assets	2,027
Interest Rate Swap	125,000	3.667%	August 2024	December 2026	Other Assets	84
Interest Rate Swap	125,000	3.670%	August 2024	December 2026	Other Assets	74
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	1,407
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	1,712
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	1,098
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	3,934
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	4,804
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Assets	405
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Liabilities	(1,869)
Interest Rate Swap	68,678	4.466%	August 2024	June 2027	Other Liabilities	(1,214)
Interest Rate Swap	300,000	4.487%	November 2024	November 2027	Other Liabilities	(6,417)
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Liabilities	(351)
Interest Rate Swap	80,000	4.174%	February 2025	February 2028	Other Liabilities	(1,204)
Interest Rate Swap	204,963	3.915%	February 2025	May 2028	Other Liabilities	(1,689)
						$4,315

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
During the three months ended March 31, 2025, we recorded a loss of $3.1 million based on the changes in the fair value of mark-to-market interest rate swaps, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During the three months ended March 31, 2024, we recorded a gain of $5.2 million, based on the changes in fair value of a forward-starting interest rate swap, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. During the three months ended March 31, 2025, we recorded a loss of less than $0.1 million on the changes in fair value, which is included in interest expense in the consolidated statements of operations. During the three months ended March 31, 2024, we recorded a loss of less than $0.1 million on the changes in fair value, which is included in interest expense in the consolidated statements of operations.
Certain agreements the Company has with each of its derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2025, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was ($13.8 million). As of March 31, 2025, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $14.4 million as of March 31, 2025.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($39.1 million) of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and ($0.1 million) of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effects of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2025	2024		2025	2024
Interest Rate Swaps/Caps	$(12,314)	$31,156	Interest expense	$5,718	$9,763
Share of unconsolidated joint ventures' derivative instruments	(6,448)	5,705	Equity in net (loss) income from unconsolidated joint ventures	872	3,884
	$(18,762)	$36,861		$6,590	$13,647
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of March 31, 2025 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$618,406	4.000%	November 2024	May 2025	Asset	$229
Interest Rate Cap	285,000	4.000%	August 2024	July 2025	Asset	230
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	753
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	753
Interest Rate Swap	177,000	1.555%	December 2022	February 2026	Asset	3,706
Interest Rate Swap	268,750	4.039%	July 2024	September 2028	Liability	(3,891)
Interest Rate Swap	268,750	4.058%	July 2024	September 2028	Liability	(4,058)
Interest Rate Swap	537,500	4.065%	July 2024	September 2028	Liability	(8,345)
						$(10,623)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
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
The components of lease income from operating leases in our consolidated statements of operations during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed lease payments	$146,127	$128,252
Variable lease payments	18,501	13,301
Total lease payments (1)	$164,628	$141,553
Amortization of acquired above and below-market leases	(1,609)	(49)
Total rental revenue	$163,019	$141,504
(1)Amounts include $46.1 million and $48.4 million of sublease income during the three months ended March 31, 2025, and 2024 respectively,
The components of lease income from sales-type leases during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income (1)	$1,134	$1,120
(1)These amounts are included in Interest expense, net of interest income in our consolidated statements of operations.

19. Commitments and Contingencies
Legal Proceedings
As of March 31, 2025, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
March 31, 2025
(unaudited)
20. Segment Information
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
As a result, our CODM now evaluates real estate performance and allocates resources based on net operating income ("NOI"), which serves as the profit or loss measure for the real estate operating segment. For our debt and preferred equity investments and SUMMIT operating segment performance, our CODM evaluates and allocates resources based on net income. The CODM does not review asset information, by segment, as a measure to assess performance

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)
The reportable segment profit or loss measures for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	March 31, 2025
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$185,217	$22,534	$32,095	$239,846
Expenses:
SUMMIT Operator expenses	—	21,764	—
SUMMIT Operator tax expense	—	(45)	—
Operating Expenses	56,062	—	—
Real Estate Taxes	37,217	—	—
Operating lease rent	6,106	—	—

Net operating income from unconsolidated joint ventures	$50,184

Real Estate segment Net operating income	$136,016			$136,016

Equity in net income from unconsolidated joint ventures		—	4,918
Loan loss and other investment reserves, net of recoveries		—	25,039
Depreciation and amortization		(760)	—
Interest expense, net of interest income		—	(7,045)
Interest expense on senior obligations of consolidated securitization vehicles		—	(13,972)

SUMMIT Net income and DPE Net income		$55	$41,035	$41,090

Non-operating net loss from unconsolidated joint ventures				(52,152)
Marketing, general and administrative expense				(21,724)
Transaction related costs				(295)
Depreciable real estate reserves				(8,546)
Depreciable real estate reserves in unconsolidated joint venture				(1,780)
Loss on sale of real estate, net				(482)
Purchase price and other fair value adjustments				(9,611)
Depreciation and amortization				(63,738)
Amortization of deferred financing costs				(1,687)
Interest expense, net of interest income				(38,636)

Net Loss				$(21,545)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2025
(unaudited)

	March 31, 2024
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$154,875	$25,604	$7,403	$187,882
Expenses:
SUMMIT Operator expenses	—	21,858	—
SUMMIT Operator tax benefit	—	(1,295)	—
Operating Expenses	43,608	—	—
Real Estate Taxes	31,606	—	—
Operating lease rent	6,405	—	—

Net operating income from unconsolidated joint ventures	$184,468

Real Estate segment Net operating income	$257,724			$257,724

Depreciation and amortization		(588)	—
Interest expense, net of interest income		—	(6,194)

SUMMIT Net income and DPE Net income		$4,453	$1,209	$5,662

Non-operating net loss from unconsolidated joint ventures				(73,308)
Marketing, general and administrative expense				(21,313)
Transaction related costs				(16)
Depreciable real estate reserves				(52,118)
Purchase price and other fair value adjustments				(50,492)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				26,764
Depreciation and amortization				(47,996)
Amortization of deferred financing costs				(1,539)
Interest expense, net of interest income				(24,979)
Net Income				$18,389
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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.
As of March 31, 2025, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet	Number of Buildings	Approximate Square Feet	Number of Buildings	Approximate Square Feet	Weighted Average Leased Occupancy (1)
Commercial:
Manhattan	Office	16		9,788,852	9	12,175,149	25	21,964,001	91.9%
	Retail	2		30,496	1	12,946	3	43,442	100.0%
	Development/Redevelopment	2	(2)	844,845	1	1,385,484	3	2,230,329	N/A
		20		10,664,193	11	13,573,579	31	24,237,772	92.0%
Suburban	Office	7		862,800	—	—	7	862,800	73.2%
Total commercial properties		27		11,526,993	11	13,573,579	38	25,100,572	91.3%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.6%
Total core portfolio		28		11,667,375	12	13,795,463	40	25,462,838	91.4%

	Alternative Strategy Portfolio	—		—	7	2,567,025	7	2,567,025	63.0%
(1)The weighted average leased occupancy for commercial properties represents the total leased square feet divided by the total square footage at acquisition.  The weighted average leased occupancy for residential properties represents the total leased units divided by the total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.
(2)As of March 31, 2025, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet of residential space and approximately 50,206 square feet of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of March 31, 2025, we also managed one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet, and held debt and preferred equity investments with a book value of $318.2 million, excluding credit losses and approximately $24.8 million of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and preferred equity investments line item.
Critical Accounting Estimates
Refer to the 2024 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting estimates, which include investment in commercial real estate properties and investment in unconsolidated joint ventures. During the three months ended March 31, 2025, there were no material changes to these estimates.

Results of Operations
Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024
The following comparison for the three months ended March 31, 2025, or 2025, to the three months ended March 31, 2024, or 2024, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2024 and still owned by us in the same manner as of March 31, 2025 (Same-Store Properties totaled 21 of our 28 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2025 and 2024 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2025 and 2024,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	$ Change	% Change

Rental revenue	$149.2	$137.4	$11.8	8.6%	$—	$0.5	$13.8	$3.6	$163.0	$141.5	$21.5	15.2%
SUMMIT Operator revenue	—	—	—	—%	—	—	22.5	25.6	22.5	25.6	(3.1)	(12.1)%
Investment income	—	—	—	—%	—	—	16.1	7.4	16.1	7.4	8.7	117.6%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	16.0	—	16.0	—	16.0	100.0%
Other income	4.5	1.2	3.3	275.0%	—	—	17.7	12.2	22.2	13.4	8.8	65.7%
Total revenues	153.7	138.6	15.1	10.9%	—	0.5	86.1	48.8	239.8	187.9	51.9	27.6%

Property operating expenses	83.3	71.4	11.9	16.7%	—	0.4	15.9	9.9	99.2	81.7	17.5	21.4%
SUMMIT Operator expenses	—	—	—	—%	—	—	21.8	21.9	21.8	21.9	(0.1)	(0.5)%
Transaction related costs	—	—	—	—%	—	—	0.3	—	0.3	—	0.3	100.0%
Marketing, general and administrative	—	—	—	—%	—	—	21.7	21.3	21.7	21.3	0.4	1.9%
	83.3	71.4	11.9	16.7%	—	0.4	59.7	53.1	143.0	124.9	18.1	14.5%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest									(47.4)	(32.7)	(14.7)	45.0%
SUMMIT Operator tax benefit									—	1.3	(1.3)	(100.0)%
Interest expense on senior obligations of consolidated securitization vehicles									(14.0)	—	(14.0)	100.0%
Depreciation and amortization									(64.5)	(48.6)	(15.9)	32.7%
Equity in net income from unconsolidated joint ventures									1.2	111.2	(110.0)	(98.9)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									—	26.8	(26.8)	(100.0)%
Purchase price and other fair value adjustments									(9.6)	(50.5)	40.9	(81.0)%
Loss on sale of real estate, net									(0.5)	—	(0.5)	100.0%
Depreciable real estate reserves and impairment									(8.5)	(52.1)	43.6	(83.7)%
Loan loss and other investment reserves, net of recoveries									25.0	—	25.0	100.0%
Net (loss) income									$(21.5)	$18.4	$(39.9)	(216.8)%

Rental Revenue
Rental revenues increased due primarily to the consolidation of 100 Park Avenue ($10.0 million) at the end of the fourth quarter of 2024 and 10 East 53rd Street ($8.1 million) at the end of the first quarter of 2024 and the acquisition of 500 Park Avenue ($3.8 million) in the first quarter of 2025.
The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2025 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	2,628,302
Acquired vacancies	11,118
Space which became available during the period (3)
• Office	340,177
• Retail	17,188
• Storage	1,653
	359,018
Total space available	2,998,438
Leased space commenced during the period:
• Office(4)	476,509	515,650	$79.18	$107.23	$125.16	10.5	9.2
• Retail	8,341	8,534	$107.90	$267.30	$62.28	8.7	18.5
• Storage	3,260	4,695	$61.17	$75.95	$28.86	7.5	7.9
Total leased space commenced	488,110	528,879	$79.49	$111.84	$123.29	10.5	9.3

Total available space at end of period	2,510,328

Early renewals
• Office	149,942	155,891	$73.08	$72.90	$57.12	6.2	8.6
• Storage	885	939	$32.50	$20.96	$—	4.0	10.8
Total early renewals	150,827	156,830	$72.84	$72.59	$56.78	6.2	8.6

Total commenced leases, including replaced previous vacancy
• Office		671,541	$77.77	$88.34	$109.37	9.5	9.1
• Retail		8,534	$107.90	$267.30	$62.28	8.7	18.5
• Storage		5,634	$56.39	$28.88	$24.05	7.0	8.4
Total commenced leases		685,709	$77.97	$90.48	$108.08	9.5	9.2
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $99.16 per rentable square feet for 127,345 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $84.80 per rentable square feet for 283,236 rentable square feet.
SUMMIT Operator Revenue
SUMMIT Operator revenues were lower for the three months ended March 31, 2025 as compared to the same period in 2024 primarily due to the timing of insurance proceeds received in 2024.

Investment Income
Investment income increased primarily due to interest payments received on one CMBS investment ($10.0 million). This increase was partially offset by a lower weighted average debt and preferred equity investment balance and weighted average yield for the three months ended March 31, 2025 as compared to the same period in 2024. For the three months ended March 31, 2025, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $333.3 million and 6.4%, respectively, as compared to $366.8 million and 7.8%, respectively, for the three months ended March 31, 2024.
Interest Income from Real Estate Loans Held by Consolidated Securitization Vehicles
During the three months ended September 2024 and the three months ended March 31, 2025, we acquired securities in CMBS securitization trusts that resulted in consolidation of the trusts on our financial statements. The amounts recorded include our interest income as well as the interest income associated with CMBS positions owned by third parties, which is offset by the amounts recorded in Interest expense on senior obligations of consolidated securitization vehicles. As a result, the net impact is limited to the interest income on the CMBS securities we own directly and not the consolidated interest income and interest expense. We did not hold any investments in CMBS securitization trusts that resulted in consolidation during the three months ended March 31, 2024.
Other Income
Other income increased due primarily to lease termination income ($3.8 million) and management fees earned from third-party investors of the SLG Opportunistic Debt Fund ($1.8 million) during the three months ended March 31, 2025. Special servicing income increased for the three months ended March 31, 2025 ($1.3 million), as compared to the three months ended March 31, 2024 ($0.4 million).
Property Operating Expenses
Property operating expenses increased due primarily to the consolidation of 100 Park Avenue ($6.9 million) at the end of the fourth quarter of 2024 and 10 East 53rd Street ($4.0 million) at the end of the first quarter of 2024, variable expenses increased at our Same-Store properties ($4.5 million) and we acquired 500 Park Avenue ($2.2 million) in the first quarter of 2025.
SUMMIT Operator Expenses
SUMMIT Operator expenses were lower for the three months ended March 31, 2025 as compared to the same period in 2024 due to decreased variable expenses.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased due primarily to a decrease in interest capitalization at properties that are under development or redevelopment ($10.2 million) and the consolidation of 100 Park Avenue ($6.1 million) and 10 East 53rd Street ($3.1 million) as a result of the agreement to acquire the partners' interests in the joint ventures during the fourth and first quarters of 2024, respectively. These increases were offset by decreased interest expense from the revolving credit facility ($4.4 million) due to a lower outstanding balance, and the repayment of unsecured corporate term loans ($2.0 million) in the fourth quarter of 2024. The weighted average consolidated debt balance outstanding was $3.8 billion for the three months ended March 31, 2025, compared to $3.6 billion for the three months ended March 31, 2024. The consolidated weighted average interest rate was 5.38% for the three months ended March 31, 2025, as compared to 5.19% for the three months ended March 31, 2024.
SUMMIT Operator Tax Benefit
The decrease in SUMMIT Operator tax benefit for the three months ended March 31, 2025 as compared to the same period in 2024 is attributable to a 2023 tax reduction adjustment recorded in the first quarter of 2024.
Interest Expense on Senior Obligations of Consolidated Securitization Vehicles
During the three months ended September 30, 2024 and the three months ended March 31, 2025, we acquired securities in CMBS securitization trusts that resulted in consolidation of the trusts on our financial statements. The amounts include the interest expense associated with CMBS positions owned by third parties, which is an offset to the third party interest income recognized in Interest income from real estate loans held by consolidated securitization vehicles. As a result, the impact is limited to interest income on the CMBS securities we own directly and not the consolidated interest income and interest expense. We did not hold any investments in CMBS securitization trusts that resulted in consolidation during the three months ended March 31, 2024.

Depreciation and Amortization
Depreciation and amortization increased due primarily to the consolidation of 100 Park Avenue at the end of the fourth quarter of 2024 ($4.7 million) and 10 East 53rd Street at the end of the first quarter of 2024 ($3.8 million). Depreciation and amortization also increased due to tenant improvements placed into service at 485 Lexington Avenue ($3.0 million) and the acquisition of 500 Park Avenue ($1.0 million) during the first quarter of 2025.
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily due to higher income at 2 Herald Square ($121.4 million) as a result of a gain on discounted debt extinguishment at the property during the three months ended March 31, 2024. This was partially offset by increased income recognized during the three months ended March 31, 2025 at 280 Park Avenue ($3.8 million) and 919 Third Avenue ($3.3 million) due to increased occupancy.
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Venture/Real Estate
During the three months ended March 31, 2025, we did not dispose of any interests in our unconsolidated joint ventures. During the three months ended March 31, 2024, we recognized a gain on the sale of our interest in 717 Fifth Avenue ($26.9 million).
Purchase Price and Other Fair Value Adjustments
During the three months ended March 31, 2025, we recorded a $5.9 million negative fair value adjustment for the secured borrowing related to the previous sale of an interest in One Madison Avenue and a $3.1 million negative fair value adjustment related to derivatives that are not designated as hedges for accounting purposes. During the three months ended March 31, 2024, we recorded a $55.7 million negative fair value adjustment relating to the consolidation of 10 East 53rd Street, partially offset by a $5.2 million positive fair value adjustment related to a derivative that was not designated as a hedge.
Depreciable Real Estate Reserves and Impairment
During the three months ended March 31, 2025, we recognized depreciable real estate reserves and impairments at 760 Madison Avenue ($8.5 million) to reduce the carrying value of our investment. During the three months ended March 31, 2024, we recognized depreciable real estate reserves and impairments at 719 Seventh Avenue ($46.3 million) to reduce the carrying value of our investment to the sale price per the contract that was entered into in April 2024. In addition, we recognized depreciable real estate reserves and impairments related to our investment at 625 Madison Avenue ($5.9 million), which remained under contract for sale as of March 31, 2024, prior to the sale closing in the second quarter of 2024.
Loan Loss and Other Investment Reserves, Net of Recoveries
During the three months ended March 31, 2025, we recognized a loan loss recovery of $25.0 million related to the expected resolution of a commercial mortgage investment. During the three months ended March 31, 2024, we did not recognize any loan loss and other investment reserves.
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

The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our financing and operating leases, as of March 31, 2025 are as follows (in thousands):

	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Property mortgages and other loans	$370,000	$190,148	$919,366	$284,888	$—	$272,325	$2,036,727
Revolving credit facility	—	—	490,000	—	—	—	490,000
Unsecured term loans	—	100,000	1,050,000	—	—	—	1,150,000
Senior unsecured notes	100,000	—	—	—	—	—	100,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	2,424	3,276	3,325	3,375	3,426	193,368	209,194
Operating leases	40,205	53,734	53,746	54,211	54,443	1,154,422	1,410,761
Estimated interest expense	138,283	167,087	88,941	31,797	27,959	275,487	729,554
Joint venture debt	1,196,030	936,639	1,718,655	382,294	—	1,800,300	6,033,918
Total	$1,846,942	$1,450,884	$4,324,033	$756,565	$85,828	$3,795,902	$12,260,154
We estimate that for the remainder of the year ending December 31, 2025, we expect to incur $113.7 million of leasing capital expenditures and $20.9 million of recurring capital expenditures on existing consolidated properties, of which $24.6 million will be funded by loan reserves. In addition, we expect to incur $20.8 million of development or redevelopment expenditures on existing consolidated properties, none of which will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $113.5 million, of which $42.2 million will be funded by construction financing facilities or loan reserves. We expect to fund capital expenditures from operating cash flow, existing liquidity, and borrowings from construction financing facilities. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of March 31, 2025, we had liquidity of $0.9 billion, comprised of $752.5 million of availability under our revolving credit facility and $192.4 million of consolidated cash on hand, inclusive of $12.3 million of available-for-sale marketable securities. This liquidity excludes $129.5 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $337.0 million and $318.5 million as of March 31, 2025 and 2024, respectively, representing a decrease of $18.5 million. The decrease was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024	(Decrease) Increase
Net cash provided by (used in) operating activities	$6,710	$(24,677)	$31,387
Net cash used in investing activities	(176,273)	(3,713)	(172,560)
Net cash provided by financing activities	174,953	11,367	163,586
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third-party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(112,440)
Capital expenditures and capitalized interest	(18,923)
Acquisition deposits and deferred purchase price	12,817
Joint venture investments	(12,956)
Distributions from joint ventures	(62,085)
Proceeds from sales of real estate/partial interest in property	67,100
Debt and preferred equity and other investments	(46,073)
Increase in net cash used in investing activities	$(172,560)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $55.3 million for the three months ended March 31, 2024 to $74.2 million for the three months ended March 31, 2025 due to increased spending on development and redevelopment properties.
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
During the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, cash was provided by the following financing activities (in thousands):

Proceeds from our debt obligations	$378,760
Repayments of our debt obligations	(212,049)
Net distribution to noncontrolling interests	3,902
Other financing activities	(100)
Proceeds from stock options exercised and DRSPP issuance	(2)
Proceeds from issuance of common stock	(871)
Dividends and distributions paid	(6,054)
Increase in net cash provided by financing activities	$163,586
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2025, 71,016,448 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
Our Board of Directors approved a $3.5 billion share repurchase program under which we can buy shares of our common stock.
As of March 31, 2025, 36,107,719 shares have been repurchased under the program, excluding the redemption of OP units. We did not repurchase any shares under the program during the three months ended March 31, 2025.

Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2024, the Company filed a new registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Shares of common stock issued	1,221	1,662
Dividend reinvestments/stock purchases under the DRSPP	$75	$77
Fifth Amended and Restated 2005 Stock Option and Incentive Plan
The Fifth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2022 and its stockholders in June 2022 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 32,210,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of March 31, 2025, 1.5 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, and phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the three months ended March 31, 2025, 14,393 phantom stock units and 10,311 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $1.9 million and $2.1 million during the three months ended March 31, 2025, and 2024 respectively, related to the Deferred Compensation Plan.
As of March 31, 2025, there were 92,698 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, 2022 term loan, senior unsecured notes and trust preferred securities outstanding as of March 31, 2025 and December 31, 2024, (amounts in thousands).

Debt Summary:	March 31, 2025	December 31, 2024
Balance
Fixed rate	$1,112,473	$1,182,474
Variable rate—hedged	2,254,888	2,075,000
Total fixed rate	3,367,361	3,257,474
Total variable rate	509,366	363,550
Total debt	$3,876,727	$3,621,024

Debt, preferred equity, and other investments subject to variable rate	$129,235	$117,006
Net exposure to variable rate debt	380,131	246,544

Percent of Total Debt:
Fixed rate	86.9%	90.0%
Variable rate (1)	13.1%	10.0%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	5.21%	5.18%
Variable rate	6.32%	5.17%
Effective interest rate	5.38%	5.17%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 10.1% and 7.0% as of March 31, 2025 and December 31, 2024, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on adjusted Term SOFR (4.32% and 4.33% as of March 31, 2025 and December 31, 2024, respectively). Our consolidated debt as of March 31, 2025 had a weighted average term to maturity of 2.46 years.
Certain of our debt and equity investments and other investments, with carrying values of $129.2 million as of March 31, 2025 and $117.0 million as of December 31, 2024, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our consolidated variable rate debt to total debt was 10.1% and 7.0% as of March 31, 2025 and December 31, 2024, respectively.

Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of March 31, 2025, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $100.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 19, 2025, respectively. Term Loan B has two six-month, as-of-right extension options to November 19, 2026. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2025, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of March 31, 2025, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 180 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2025, the facility fee was 30 basis points.
As of March 31, 2025, we had $7.5 million of outstanding letters of credit, $490.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $752.5 million under the 2021 credit facility. As of March 31, 2025 and December 31, 2024, the revolving credit facility had a carrying value of $486.6 million and $316.2 million, respectively, net of deferred financing costs. As of March 31, 2025 and December 31, 2024, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
CMBS Securities Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS securities (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of March 31, 2025, there have been no margin calls on the CMBS Repurchase Facility. At March 31, 2025, there was no outstanding balance on the facility.
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2025 and December 31, 2024, we were in compliance with all such covenants.

Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. As of March 31, 2025, $3.4 billion of our consolidated long-term debt and $5.7 billion of our share of joint venture long-term debt bears interest at fixed rates. Our variable rate debt and variable rate joint venture debt as of March 31, 2025 bore interest based on a spread to LIBOR of 145 basis points and Term SOFR of 148 basis points to 275 basis points. Based on the debt outstanding as of March 31, 2025, a hypothetical 100 basis point increase in the applicable floating interest rate curve would increase our share of consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $1.8 million and would increase our share of joint venture annual interest cost by $1.9 million. As of March 31, 2025, $0.1 billion of our debt and preferred equity portfolio was indexed to SOFR.
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
FFO for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net (loss) income attributable to SL Green common stockholders	$(21,075)	$13,141
Add:
Depreciation and amortization	64,498	48,584
Joint venture depreciation and noncontrolling interest adjustments	53,361	74,258
Net loss attributable to noncontrolling interests	(6,362)	(393)
Less:
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	26,764
Purchase price and other fair value adjustments	(6,544)	(55,652)
Loss on sale of real estate, net	(482)	—
Depreciable real estate reserves and impairment	(8,546)	(52,118)
Depreciable real estate reserves in unconsolidated joint venture	(1,780)	—
Depreciation on non-rental real estate assets	1,263	1,153
Funds from Operations attributable to SL Green common stockholders and unit holders	$106,511	$215,443
Seasonality
Our business at SUMMIT is subject to tourism trends and weather conditions, resulting in seasonal fluctuation. In 2024, approximately 19.0% of our annual SUMMIT revenue was realized in the first quarter, 26.0% was realized in the second quarter, 28.0% was realized in the third quarter, and 27.0% was realized in the fourth quarter. We do not consider any other components of our business to be subject to material seasonal fluctuations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2024 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2025, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A. RISK FACTORS
As of March 31, 2025, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors approved a $3.5 billion share repurchase program under which we can buy shares of our common stock.
The following table summarizes share repurchases executed under the program, excluding the redemption of OP units, during the three months ended March 31, 2025:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
January 1-31	—	$—	36,107,719
February 1-28	—	$—	36,107,719
March 1-31	—	$—	36,107,719

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
101
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: May 1, 2025	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: May 1, 2025		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)