Form 10-Q
period 2025-09-30
SL GREEN REALTY CORP
filed 2025-11-03
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
As of October 30, 2025, 71,025,886 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of October 30, 2025, 301,668 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of September 30, 2025, the Company owns 93.61% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2025, noncontrolling investors held, in aggregate, a 6.39% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2025	December 31, 2024
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,627,895	$1,357,041
Building and improvements	4,082,434	3,862,224
Building leasehold and improvements	1,424,907	1,388,476
	7,135,236	6,607,741
Less: accumulated depreciation	(2,266,042)	(2,126,081)
	4,869,194	4,481,660
Cash and cash equivalents	187,039	184,294
Restricted cash	170,004	147,344
Investments in marketable securities	16,099	22,812
Tenant and other receivables	136,787	44,055
Related party receivables	15,287	26,865
Deferred rents receivable	268,770	266,428
Debt and preferred equity investments, net of discounts and deferred origination fees of $209 and $1,618 and allowances of $454 and $13,520 in 2025 and 2024, respectively	171,412	303,726
Investments in unconsolidated joint ventures	2,627,443	2,690,138
Debt fund investments, at fair value	73,402	—
Deferred costs, net of amortization of $180,831 and $308,923, respectively	117,054	117,132
Right-of-use assets - operating leases	869,929	865,639
Real estate loans held by consolidated securitization vehicles (includes $1,013,273 and $584,134 at fair value as of September 30, 2025 and December 31, 2024, respectively)	1,013,273	709,095
Other assets	608,444	610,911
Total assets (1)	$11,144,137	$10,470,099
Liabilities
Mortgages and other loans payable, net	$2,280,095	$1,944,635
Revolving credit facility, net	387,407	316,240
Unsecured term loans, net	1,147,274	1,146,010
Unsecured notes, net	99,974	99,897
Accrued interest payable	17,803	16,527
Senior obligations of consolidated securitization vehicles (includes $1,013,273 and $567,487 at fair value as of September 30, 2025 and December 31, 2024, respectively)	1,013,273	590,131
Other liabilities	387,641	414,153
Accounts payable and accrued expenses	140,232	122,674
Deferred revenue	164,132	164,887
Lease liability - financing leases	107,846	106,853
Lease liability - operating leases	809,665	810,989
Dividend and distributions payable	21,942	21,816
Security deposits	65,356	60,331
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,742,640	5,915,143

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2025	December 31, 2024
Commitments and contingencies (See Note 19)
Noncontrolling interests in Operating Partnership	280,873	288,941
Preferred units and redeemable equity	194,392	196,064

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2025 and December 31, 2024	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 71,028 and 71,097 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	710	711
Additional paid-in-capital	4,205,443	4,159,562
Accumulated other comprehensive (loss) income	(19,784)	18,196
Retained deficit	(634,653)	(449,101)
Total SL Green stockholders' equity	3,773,648	3,951,300
Noncontrolling interests in other partnerships	152,584	118,651
Total equity	3,926,232	4,069,951
Total liabilities and equity	$11,144,137	$10,470,099

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $416.1 million and $236.7 million of land, $357.7 million and $159.1 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $11.9 million and $4.1 million of accumulated depreciation, $73.4 million and $— of debt fund investments, $1,013.3 million and $709.1 million of real estate loans held by consolidated securitization vehicles, $879.3 million and $830.3 million of other assets included in other line items, $632.3 million and $357.9 million of real estate debt, net, $1.5 million and $1.1 million of accrued interest payable, $— million and $— million of lease liabilities, $1,013.3 million and $590.1 million of senior obligations of consolidated securitization vehicles and $304.4 million and $324.8 million of other liabilities included in other line items as of September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue, net	$168,536	$156,933	$496,792	$449,069
SUMMIT Operator revenue	32,883	36,437	86,424	94,643
Investment income	4,356	5,344	26,809	18,938
Interest income from real estate loans held by consolidated securitization vehicles	10,838	4,771	47,868	4,771
Other income	28,204	26,206	68,686	72,972
Total revenues	244,817	229,691	726,579	640,393
Expenses
Operating expenses, including related party expenses of $6 and $9 in 2025, and $0 and $2 in 2024	57,673	49,507	164,840	139,448
Real estate taxes	37,627	30,831	112,594	94,495
Operating lease rent	6,106	6,363	18,317	19,136
SUMMIT Operator expenses	35,959	37,901	82,570	82,947
Interest expense, net of interest income	47,235	42,091	138,234	109,067
Amortization of deferred financing costs	1,724	1,669	5,153	4,885
SUMMIT Operator tax expense (benefit)	1,279	(1,779)	2,781	(1,219)
Interest expense on senior obligations of consolidated securitization vehicles	10,838	3,330	45,827	3,330
Depreciation and amortization	63,216	53,176	187,874	154,007
Loan loss and other investment reserves, net of recoveries	—	—	(71,326)	—
Transaction related costs	13,129	171	13,601	263
Marketing, general and administrative	23,701	21,015	67,004	62,360
Total expenses	298,487	244,275	767,469	668,719

Equity in net (loss) income from unconsolidated joint ventures	(9,287)	(15,428)	(30,892)	100,057
Income from debt fund investments, net	1,176	—	1,776	—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	86,872	371	84,926	19,006
Purchase price and other fair value adjustments	11,138	12,906	(8,090)	(36,321)
(Loss) gain on sale of real estate, net	(1,068)	7,471	(1,717)	4,730
Depreciable real estate reserves and impairment	—	—	(8,546)	(65,839)
Gain on sale of marketable securities	—	—	10,232	—
Gain on early extinguishment of debt	—	—	—	17,777
Net income (loss)	35,161	(9,264)	6,799	11,084
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(1,737)	914	503	166
Noncontrolling interests in other partnerships	(2,658)	985	3,079	4,150
Preferred units distributions	(2,154)	(2,176)	(6,461)	(6,485)
Net income (loss) attributable to SL Green	28,612	(9,541)	3,920	8,915
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net income (loss) attributable to SL Green common stockholders	$24,874	$(13,279)	$(7,293)	$(2,298)

Basic earnings (loss) per share	$0.35	$(0.21)	$(0.12)	$(0.06)
Diluted earnings (loss) per share	$0.34	$(0.21)	$(0.12)	$(0.06)

Basic weighted average common shares outstanding	70,443	64,388	70,434	64,355
Diluted weighted average common shares and common share equivalents outstanding	71,148	64,388	70,434	64,355
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$35,161	$(9,264)	$6,799	$11,084
Other comprehensive loss:
Decrease in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(3,781)	(72,168)	(41,717)	(49,052)
Increase (decrease) in unrealized value of marketable securities	92	(228)	1,091	1,170
Other comprehensive loss	(3,689)	(72,396)	(40,626)	(47,882)
Comprehensive income (loss)	31,472	(81,660)	(33,827)	(36,798)
Net income attributable to noncontrolling interests and preferred units distributions	(6,549)	(277)	(2,879)	(2,169)
Other comprehensive loss attributable to noncontrolling interests	229	4,717	2,646	3,097
Comprehensive income (loss) attributable to SL Green	$25,152	$(77,220)	$(34,060)	$(35,870)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total
Balance at June 30, 2025	$221,932	71,025	$710	$4,198,303	$—	$(16,324)	$(613,117)	$88,599	$3,880,103
Net income							28,612	2,658	31,270
Acquisition of subsidiary interest from noncontrolling interest								—	—
Other comprehensive loss						(3,460)			(3,460)
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		1		58					58
Conversion of units in the Operating Partnership for common stock		—							—
Measurement adjustment for redeemable noncontrolling interest							8,081		8,081
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		2		7,082				698	7,780
Distributions from consolidated joint venture interests								(61)	(61)
Contributions to debt fund investments								60,907	60,907
Cash distributions to noncontrolling interests								(217)	(217)
Cash distributions declared ($0.773 per common share, none of which represented a return of capital for federal income tax purposes)							(54,491)		(54,491)
Balance at September 30, 2025	$221,932	71,028	$710	$4,205,443	$—	$(19,784)	$(634,653)	$152,584	$3,926,232

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at June 30, 2024	$221,932	64,814	$660	$3,836,751	$(128,655)	$40,371	$(279,763)	$66,465	$3,757,761
Net loss							(9,541)	(985)	(10,526)
Other comprehensive loss						(67,679)			(67,679)
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		340	3	23,630					23,633
Conversion of units in the Operating Partnership for common stock		77							—
Reallocation of noncontrolling interest in the Operating Partnership							(34,923)		(34,923)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		4		5,707					5,707
Cash distributions to noncontrolling interests								(1,760)	(1,760)
Cash distributions declared ($0.750 per common share, none of which represented a return of capital for federal income tax purposes)							(48,470)		(48,470)
Balance at September 30, 2024	$221,932	65,235	$663	$3,866,088	$(128,655)	$(27,308)	$(376,435)	$63,720	$3,620,005

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$711	$4,159,562	$—	$18,196	$(449,101)	$118,651	$4,069,951
Net income							3,920	(3,079)	841
Acquisition of subsidiary interest from noncontrolling interest				36,023				(51,654)	(15,631)
Other comprehensive loss						(37,980)			(37,980)
Perpetual preferred stock dividends							(11,213)		(11,213)
DRSPP proceeds		3		189					189
Conversion of units in the Operating Partnership for common stock		5							—
Measurement adjustment for redeemable noncontrolling interest							(14,814)		(14,814)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(77)	(1)	10,540				698	11,237
Proceeds from issuance of common stock				(871)					(871)
Contributions to consolidated joint venture interests								4,686	4,686
Contributions to debt fund investments								85,100	85,100
Distributions from debt fund investments									—
Cash distributions to noncontrolling interests								(1,818)	(1,818)
Cash distributions declared ($2.318 per common share, none of which represented a return of capital for federal income tax purposes)							(163,445)		(163,445)
Balance at September 30, 2025	$221,932	71,028	$710	$4,205,443	$—	$(19,784)	$(634,653)	$152,584	$3,926,232

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2023	$221,932	64,726	$660	$3,826,452	$(128,655)	$17,477	$(151,551)	$69,610	$3,855,925
Net income							8,915	(4,150)	4,765
Acquisition of subsidiary interest from noncontrolling interest								(5,674)	(5,674)
Other comprehensive loss						(44,785)			(44,785)
Perpetual preferred stock dividends							(11,213)		(11,213)
DRSPP proceeds		342	3	23,750					23,753
Conversion of units in the Operating Partnership for common stock		77							—
Reallocation of noncontrolling interest in the Operating Partnership							(77,400)		(77,400)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		90		15,886					15,886
Contributions to consolidated joint venture interests								1,823	1,823
Consolidation of joint venture interest								6,678	6,678
Cash distributions to noncontrolling interests								(4,567)	(4,567)
Cash distributions declared ($2.250 per common share, none of which represented a return of capital for federal income tax purposes)							(145,186)		(145,186)
Balance at September 30, 2024	$221,932	65,235	$663	$3,866,088	$(128,655)	$(27,308)	$(376,435)	$63,720	$3,620,005

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$6,799	$11,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,027	158,892
Equity in net loss (income) from unconsolidated joint ventures	30,892	(100,057)
Distributions of cumulative earnings from unconsolidated joint ventures	437	306
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(84,926)	(19,006)
Purchase price and other fair value adjustments	8,090	36,321
Depreciable real estate reserves and impairment	8,546	65,839
Loss (gain) on sale of real estate, net	1,717	(4,730)
Loan loss reserves and other investment reserves, net of recoveries	(71,326)	—
Gain on sale of investments in marketable securities	(10,232)	—
Gain on early extinguishment of debt	—	(17,777)
Deferred rents receivable	520	(2,166)
Non-cash lease expense	15,879	15,147
Other non-cash adjustments	33,126	31,460
Changes in operating assets and liabilities:
Tenant and other receivables	(4,551)	(12,693)
Related party receivables	11,677	181
Deferred lease costs	(18,649)	(11,920)
Other assets	(27,202)	(11,332)
Accounts payable, accrued expenses, other liabilities and security deposits	(10,940)	(57,291)
Deferred revenue	(6,971)	1,616
Lease liability - operating leases	(21,493)	(12,454)
Net cash provided by operating activities	54,420	71,420
Investing Activities
Acquisitions of real estate property	(110,380)	—
Additions to land, buildings and improvements	(182,952)	(162,691)
Acquisition deposits and deferred purchase price	(10,050)	(12,817)
Investments in unconsolidated joint ventures	(145,583)	(371,948)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	93,722	99,307
Net proceeds from disposition of real estate/joint venture interest	212,168	478,151
Cash and restricted cash assumed from consolidation of real estate investment	4,163	—
Proceeds from sale or redemption of marketable securities	60,107	—
Investments in marketable securities	(41,413)	(5,604)
Investments in real estate loans held by consolidated securitization vehicles	(49,296)	(108,893)
Repayment of real estate loans held by consolidated securitization vehicles	(231,704)	—
Proceeds from sale or redemption of real estate loans held by consolidated securitization vehicles	430,000
Other investments	(36,515)	(7,350)
Origination or purchase of debt fund investments	(49,509)	—
Repayment or redemption of debt fund investments	20,000	—
Origination of debt and preferred equity investments	(13,073)	(9,126)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,
	2025	2024
Repayments or redemption of debt and preferred equity investments	9,214	63,496
Net cash used in investing activities	(41,101)	(37,475)

Financing Activities
Proceeds from mortgages and other loans payable	104,403	900
Repayments of mortgages and other loans payable	(17,046)	(36,488)
Proceeds from revolving credit facility, term loans and unsecured notes	660,000	920,000
Repayments of revolving credit facility, term loans and unsecured notes	(590,000)	(745,000)
Proceeds from stock options exercised and DRSPP issuance	189	14,291
Proceeds from issuance of common stock	(871)	—
Redemption of OP units	(21,558)	(31,491)
Distributions to noncontrolling interests in other partnerships	(1,818)	(4,567)
Contributions from noncontrolling interests in other partnerships	4,635	1,823
Distributions to noncontrolling interests in the Operating Partnership	(11,687)	(10,545)
Contributions from noncontrolling interests to debt fund investments	85,100	—
Dividends paid on common and preferred stock	(180,982)	(162,787)
Tax withholdings related to restricted share awards	(13,744)	—
Deferred loan costs	(4,535)	(475)
Net cash provided by (used in) financing activities	12,086	(54,339)
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,405	(20,394)
Cash, cash equivalents, and restricted cash at beginning of year	331,638	335,519
Cash, cash equivalents, and restricted cash at end of period	$357,043	$315,125

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exchange of preferred equity investment for real estate	$138,954	$—
Measurement adjustment for redeemable noncontrolling interest	14,815	77,400
Conversion of partner loan	15,632	—
Investment in joint venture	—	10,639
Consolidation of a subsidiary	—	6,678
Consolidation of mortgage loan payable	—	205,000
Acquisition of subsidiary interest from noncontrolling interest	51,654	5,674
Transfer of investments to debt fund	38,422	—
Contribution to consolidated joint venture interest	51	—
Extinguishment of debt	—	18,000
Debt and preferred equity investments	—	1,133
Removal of fully depreciated commercial real estate properties	5,157	4,774
Receivable from sale of unconsolidated joint venture assets	86,635	—
Share repurchase or redemption payable	—	9,514
Share issuance receivable	—	9,462
Recognition of lease liabilities arising from obtaining right-of-use assets	20,169	—
Consolidation of securitization vehicle assets	828,143	600,521
Consolidation of securitization vehicle liabilities	828,143	600,521

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)
    The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$187,039	$188,216
Restricted cash	170,004	126,909
Total cash, cash equivalents, and restricted cash	$357,043	$315,125

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2025	December 31, 2024
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,627,895	$1,357,041
Building and improvements	4,082,434	3,862,224
Building leasehold and improvements	1,424,907	1,388,476
	7,135,236	6,607,741
Less: accumulated depreciation	(2,266,042)	(2,126,081)
	4,869,194	4,481,660
Cash and cash equivalents	187,039	184,294
Restricted cash	170,004	147,344
Investments in marketable securities	16,099	22,812
Tenant and other receivables	136,787	44,055
Related party receivables	15,287	26,865
Deferred rents receivable	268,770	266,428
Debt and preferred equity investments, net of discounts and deferred origination fees of $209 and $1,618 and allowances of $454 and $13,520 in 2025 and 2024, respectively	171,412	303,726
Investments in unconsolidated joint ventures	2,627,443	2,690,138
Debt fund investments, at fair value	73,402	—
Deferred costs, net of amortization of $180,831 and $308,923, respectively	117,054	117,132
Right-of-use assets - operating leases	869,929	865,639
Real estate loans held by consolidated securitization vehicles (includes $1,013,273 and $584,134 at fair value as of September 30, 2025 and December 31, 2024, respectively)	1,013,273	709,095
Other assets	608,444	610,911
Total assets (1)	$11,144,137	$10,470,099
Liabilities
Mortgages and other loans payable, net	$2,280,095	$1,944,635
Revolving credit facility, net	387,407	316,240
Unsecured term loans, net	1,147,274	1,146,010
Unsecured notes, net	99,974	99,897
Accrued interest payable	17,803	16,527
Senior obligations of consolidated securitization vehicles (includes $1,013,273 and $567,487 at fair value as of September 30, 2025 and December 31, 2024, respectively)	1,013,273	590,131
Other liabilities	387,641	414,153
Accounts payable and accrued expenses	140,232	122,674
Deferred revenue	164,132	164,887
Lease liability - financing leases	107,846	106,853
Lease liability - operating leases	809,665	810,989
Dividend and distributions payable	21,942	21,816
Security deposits	65,356	60,331
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,742,640	5,915,143

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2025	December 31, 2024
Commitments and contingencies (See Note 19)
Limited partner interests in SLGOP (4,509 and 4,510 limited partner common units outstanding at September 30, 2025 and December 31, 2024, respectively)	280,873	288,941
Preferred units and redeemable equity	194,392	196,064
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2025 and December 31, 2024	221,932	221,932
SL Green partners' capital (755 and 756 general partner common units and 70,273 and 70,341 limited partner common units outstanding at September 30, 2025 and December 31, 2024, respectively)	3,571,500	3,711,172
Accumulated other comprehensive (loss) income	(19,784)	18,196
Total SLGOP partners' capital	3,773,648	3,951,300
Noncontrolling interests in other partnerships	152,584	118,651
Total capital	3,926,232	4,069,951
Total liabilities and capital	$11,144,137	$10,470,099

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $416.1 million and $236.7 million of land, $357.7 million and $159.1 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $11.9 million and $4.1 million of accumulated depreciation, $73.4 million and $— of debt fund investments, $1,013.3 million and $709.1 million of real estate loans held by consolidated securitization vehicles, $879.3 million and $830.3 million of other assets included in other line items, $632.3 million and $357.9 million of real estate debt, net, $1.5 million and $1.1 million of accrued interest payable, $— million and $— million of lease liabilities, $1,013.3 million and $590.1 million of senior obligations of consolidated securitization vehicles and $304.4 million and $324.8 million of other liabilities included in other line items as of September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental revenue, net	$168,536	$156,933	$496,792	$449,069
SUMMIT Operator revenue	32,883	36,437	86,424	94,643
Investment income	4,356	5,344	26,809	18,938
Interest income from real estate loans held by consolidated securitization vehicles	10,838	4,771	47,868	4,771
Other income	28,204	26,206	68,686	72,972
Total revenues	244,817	229,691	726,579	640,393
Expenses
Operating expenses, including related party expenses of $6 and $9 in 2025, and $0 and $2 in 2024	57,673	49,507	164,840	139,448
Real estate taxes	37,627	30,831	112,594	94,495
Operating lease rent	6,106	6,363	18,317	19,136
SUMMIT Operator expenses	35,959	37,901	82,570	82,947
Interest expense, net of interest income	47,235	42,091	138,234	109,067
Amortization of deferred financing costs	1,724	1,669	5,153	4,885
SUMMIT Operator tax expense (benefit)	1,279	(1,779)	2,781	(1,219)
Interest expense on senior obligations of consolidated securitization vehicles	10,838	3,330	45,827	3,330
Depreciation and amortization	63,216	53,176	187,874	154,007
Loan loss and other investment reserves, net of recoveries	—	—	(71,326)	—
Transaction related costs	13,129	171	13,601	263
Marketing, general and administrative	23,701	21,015	67,004	62,360
Total expenses	298,487	244,275	767,469	668,719

Equity in net (loss) income from unconsolidated joint ventures	(9,287)	(15,428)	(30,892)	100,057
Income from debt fund investments, net	1,176	—	1,776	—
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	86,872	371	84,926	19,006
Purchase price and other fair value adjustments	11,138	12,906	(8,090)	(36,321)
(Loss) gain on sale of real estate, net	(1,068)	7,471	(1,717)	4,730
Depreciable real estate reserves and impairment	—	—	(8,546)	(65,839)
Gain on sale of investment in marketable securities	—	—	10,232	—
Gain on early extinguishment of debt	—	—	—	17,777
Net income (loss)	35,161	(9,264)	6,799	11,084
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	(2,658)	985	3,079	4,150
Preferred units distributions	(2,154)	(2,176)	(6,461)	(6,485)
Net income (loss) attributable to SLGOP	30,349	(10,455)	3,417	8,749
Perpetual preferred unit dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net income (loss) attributable to SLGOP common unitholders	$26,611	$(14,193)	$(7,796)	$(2,464)

Basic earnings (loss) per unit	$0.34	$(0.23)	$(0.15)	$(0.09)
Diluted earnings (loss) per unit	$0.34	$(0.23)	$(0.15)	$(0.09)

Basic weighted average common units outstanding	74,318	67,999	74,433	68,092
Diluted weighted average common units and common unit equivalents outstanding	75,635	67,999	74,433	68,092
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$35,161	$(9,264)	$6,799	$11,084
Other comprehensive loss:
Decrease in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(3,781)	(72,168)	(41,717)	(49,052)
Increase (decrease) in unrealized value of marketable securities	92	(228)	1,091	1,170
Other comprehensive loss	(3,689)	(72,396)	(40,626)	(47,882)
Comprehensive income (loss)	31,472	(81,660)	(33,827)	(36,798)
Net (income) loss attributable to noncontrolling interests	(2,658)	985	3,079	4,150
Other comprehensive loss attributable to noncontrolling interests	229	4,717	2,646	3,097
Comprehensive income (loss) attributable to SLGOP	$29,043	$(75,958)	$(28,102)	$(29,551)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at June 30, 2025	$221,932	71,025	$3,585,896	$(16,324)	$88,599	$3,880,103
Net income			30,349		2,658	33,007
Net income attributable to partnership units			(1,737)			(1,737)
Other comprehensive loss				(3,460)		(3,460)
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		1	58			58
Conversion of common units		—				—
Measurement adjustment for redeemable noncontrolling interest			8,081			8,081
Reallocation of noncontrolling interest in the Operating Partnership			—			—
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		2	7,082		698	7,780
Distributions from consolidated joint venture interests					(61)	(61)
Contributions to debt fund investments					60,907	60,907
Cash distributions to noncontrolling interests					(217)	(217)
Cash distributions declared ($0.773 per common unit, none of which represented a return of capital for federal income tax purposes)			(54,491)			(54,491)
Balance at September 30, 2025	$221,932	71,028	$3,571,500	$(19,784)	$152,584	$3,926,232

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at June 30, 2024	$221,932	64,814	$3,428,993	$40,371	$66,465	$3,757,761
Net loss			(10,455)		(985)	(11,440)
Net loss attributable to partnership units			914			914
Other comprehensive loss				(67,679)		(67,679)
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		340	23,633			23,633
Conversion of common units		77				—
Reallocation of noncontrolling interest in the Operating Partnership			(34,923)			(34,923)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		4	5,707			5,707
Cash distributions to noncontrolling interests					(1,760)	(1,760)
Cash distributions declared ($0.750 per common unit, none of which represented a return of capital for federal income tax purposes)			(48,470)			(48,470)
Balance at September 30, 2024	$221,932	65,235	$3,361,661	$(27,308)	$63,720	$3,620,005

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$3,711,172	$18,196	$118,651	$4,069,951
Net income			3,417		(3,079)	338
Net income attributable to partnership units			503			503
Acquisition of subsidiary interest from noncontrolling interest			36,023		(51,654)	(15,631)
Other comprehensive loss				(37,980)		(37,980)
Perpetual preferred unit dividends			(11,213)			(11,213)
DRSPP proceeds		3	189			189
Conversion of common units		5				—
Measurement adjustment for redeemable noncontrolling interest			(14,814)			(14,814)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		(77)	10,539		698	11,237
Proceeds from issuance of common stock		—	(871)			(871)
Contributions to consolidated joint venture interests					4,686	4,686
Contributions to debt fund investments					85,100	85,100
Cash distributions to noncontrolling interests					(1,818)	(1,818)
Cash distributions declared ($2.318 per common unit, none of which represented a return of capital for federal income tax purposes)			(163,445)			(163,445)
Balance at September 30, 2025	$221,932	71,028	$3,571,500	$(19,784)	$152,584	$3,926,232

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2023	$221,932	64,726	$3,546,906	$17,477	$69,610	$3,855,925
Net income			8,749		(4,150)	4,599
Net income attributable to partnership units			166			166
Acquisition of subsidiary interest from noncontrolling interest					(5,674)	(5,674)
Other comprehensive loss				(44,785)		(44,785)
Perpetual preferred unit dividends			(11,213)			(11,213)
DRSPP proceeds		342	23,753			23,753
Conversion of common units		77				—
Reallocation of noncontrolling interest in the Operating Partnership			(77,400)			(77,400)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		90	15,886			15,886
Contributions to consolidated joint venture interests					1,823	1,823
Consolidation of joint venture interest					6,678	6,678
Cash distributions to noncontrolling interests					(4,567)	(4,567)
Cash distributions declared ($2.250 per common unit, none of which represented a return of capital for federal income tax purposes)			(145,186)			(145,186)
Balance at September 30, 2024	$221,932	65,235	$3,361,661	$(27,308)	$63,720	$3,620,005

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$6,799	$11,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,027	158,892
Equity in net loss (income) from unconsolidated joint ventures	30,892	(100,057)
Distributions of cumulative earnings from unconsolidated joint ventures	437	306
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(84,926)	(19,006)
Purchase price and other fair value adjustments	8,090	36,321
Depreciable real estate reserves and impairment	8,546	65,839
Loss (gain) on sale of real estate, net	1,717	(4,730)
Loan loss reserves and other investment reserves, net of recoveries	(71,326)	—
Gain on sale of investments in marketable securities	(10,232)	—
Gain on early extinguishment of debt	—	(17,777)
Deferred rents receivable	520	(2,166)
Non-cash lease expense	15,879	15,147
Other non-cash adjustments	33,126	31,460
Changes in operating assets and liabilities:
Tenant and other receivables	(4,551)	(12,693)
Related party receivables	11,677	181
Deferred lease costs	(18,649)	(11,920)
Other assets	(27,202)	(11,332)
Accounts payable, accrued expenses, other liabilities and security deposits	(10,940)	(57,291)
Deferred revenue	(6,971)	1,616
Lease liability - operating leases	(21,493)	(12,454)
Net cash provided by operating activities	54,420	71,420
Investing Activities
Acquisitions of real estate property	(110,380)	—
Additions to land, buildings and improvements	(182,952)	(162,691)
Acquisition deposits and deferred purchase price	(10,050)	(12,817)
Investments in unconsolidated joint ventures	(145,583)	(371,948)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	93,722	99,307
Net proceeds from disposition of real estate/joint venture interest	212,168	478,151
Cash and restricted cash assumed from consolidation of real estate investment	4,163	—
Proceeds from sale or redemption of marketable securities	60,107	—
Investments in marketable securities	(41,413)	(5,604)
Investments in real estate loans held by consolidated securitization vehicles	(49,296)	(108,893)
Repayment of real estate loans held by consolidated securitization vehicles	(231,704)	—
Proceeds from sale or redemption of real estate loans held by consolidated securitization vehicles	430,000	—
Other investments	(36,515)	(7,350)
Origination or purchase of debt fund investments	(49,509)	—
Repayment or redemption of debt fund investments	20,000	—

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Origination of debt and preferred equity investments	(13,073)	(9,126)
Repayments or redemption of debt and preferred equity investments	9,214	63,496
Net cash used in investing activities	(41,101)	(37,475)

Financing Activities
Proceeds from mortgages and other loans payable	104,403	900
Repayments of mortgages and other loans payable	(17,046)	(36,488)
Proceeds from revolving credit facility, term loans and unsecured notes	660,000	920,000
Repayments of revolving credit facility, term loans and unsecured notes	(590,000)	(745,000)
Proceeds from stock options exercised and DRSPP issuance	189	14,291
Proceeds from issuance of common stock	(871)	—
Redemption of OP units	(21,558)	(31,491)
Distributions to noncontrolling interests in other partnerships	(1,818)	(4,567)
Contributions from noncontrolling interests in other partnerships	4,635	1,823
Contributions from noncontrolling interests to debt fund investments	85,100	—
Distributions paid on common and preferred units	(192,669)	(173,332)
Tax withholdings related to restricted share awards	(13,744)	—
Deferred loan costs	(4,535)	(475)
Net cash provided by (used in) financing activities	12,086	(54,339)
Net increase (decrease) in cash, cash equivalents, and restricted cash	25,405	(20,394)
Cash, cash equivalents, and restricted cash at beginning of year	331,638	335,519
Cash, cash equivalents, and restricted cash at end of period	$357,043	$315,125

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exchange of preferred equity investment for real estate	$138,954	$—
Measurement adjustment for redeemable noncontrolling interest	14,815	77,400
Conversion of partner loan	15,632	—
Investment in joint venture	—	10,639
Consolidation of a subsidiary	—	6,678
Consolidation of mortgage loan payable	—	205,000
Acquisition of subsidiary interest from noncontrolling interest	51,654	5,674
Transfer of investments to debt fund	38,422	—
Contribution to consolidated joint venture interest	51	—
Extinguishment of debt	—	18,000
Debt and preferred equity investments	—	1,133
Removal of fully depreciated commercial real estate properties	5,157	4,774
Receivable from sale of unconsolidated joint venture assets	86,635	—
Share repurchase or redemption payable	—	9,514
Share issuance receivable	—	9,462
Recognition of lease liabilities arising from obtaining right-of-use assets	20,169	—
Consolidation of securitization vehicle assets	828,143	600,521
Consolidation of securitization vehicle liabilities	828,143	600,521

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$187,039	$188,216
Restricted cash	170,004	126,909
Total cash, cash equivalents, and restricted cash	$357,043	$315,125
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2025
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
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2025, noncontrolling investors held, in the aggregate, a 6.39% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On September 30, 2025, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office	16		9,788,852	10	13,560,633	26	23,349,485	91.9%
	Retail	2		30,496	—	—	2	30,496	100.0%
	Development/Redevelopment	2	(2)	844,845	—	—	2	844,845	N/A
		20		10,664,193	10	13,560,633	30	24,224,826	91.9%
Suburban	Office	7		862,800	—	—	7	862,800	68.7%
Total commercial properties		27		11,526,993	10	13,560,633	37	25,087,626	91.1%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.6%
Total core portfolio		28		11,667,375	11	13,782,517	39	25,449,892	91.2%

	Alternative Strategy Portfolio	—		—	7	2,522,026	7	2,522,026	59.5%
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
(2)As of September 30, 2025, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
As of September 30, 2025, we also managed one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet (unaudited), and held consolidated debt and preferred equity investments with a book value of $171.4 million, excluding debt and preferred equity investments and other financing receivables totaling $130.5 million that are included in balance sheet line items other than the Debt and preferred equity investments line item.
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2025 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2024 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Subsequent Events
In October 2025, the Company closed on the acquisitions of 346 Madison Avenue and the adjacent site at 11 East 44th Street, which together comprise a single development site. The gross asset valuation for the combined site was $160.0 million.
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
September 30, 2025
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
Properties are individually evaluated for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) and terminal value to be generated by the property is less than the carrying value of the property taking into account the appropriate capitalization rate in determining the future terminal value. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with Accounting Standards Codification, or ASC Topic 820, Fair Value Measurement ("ASC 820"). We also evaluate our real estate consolidated properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded.
During the nine months ended September 30, 2025, the Company recorded a $8.5 million charge to reduce the carrying value of the residential condominium units at 760 Madison Avenue based on the total of the sales contracts that the Company entered into for these units. This charge is included in "Depreciable real estate reserves and impairments" in the consolidated statements of operations.
For the three and nine months ended September 30, 2025, we recognized a reduction of rental revenues of ($1.5 million) and ($4.6 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the three and nine months ended September 30, 2024, we recognized a reduction of rental revenue of ($0.8 million) and ($1.7 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Identified intangible assets (included in other assets):
Gross amount	$433,336	$378,277
Accumulated amortization	(225,676)	(197,211)
Net	$207,660	$181,066
Identified intangible liabilities (included in deferred revenue):
Gross amount	$254,210	$243,703
Accumulated amortization	(208,488)	(204,092)
Net	$45,722	$39,611
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
Investment in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of September 30, 2025, we did not have any debt securities designated as trading. We account for our available-for-sale securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. We account for held-to-maturity securities at amortized cost basis. Credit losses for our debt securities are recognized in accordance with ASC Topic 326, Financial Instruments — Credit Losses ("ASC 326"). No allowance for loan losses were recognized for the nine months ended September 30, 2025 and 2024. We account for marketable equity securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported in net income.
As of September 30, 2025 and December 31, 2024, we held the following marketable securities (in thousands):

	September 30, 2025	December 31, 2024
Commercial mortgage-backed securities - available-for-sale	$16,099	$17,323
Commercial mortgage-backed securities - held-to-maturity	$—	$5,489
Total investment in marketable securities	$16,099	$22,812
The cost basis of the available-for-sale commercial mortgage-backed securities ("CMBS") was $16.4 million and $18.3 million as of September 30, 2025 and December 31, 2024, respectively. These securities mature at various times through 2030. As of September 30, 2025, three securities were in an unrealized gain position of $0.1 million with a fair market value of $7.2 million, and three securities were in an unrealized loss position of $0.4 million with a fair market value of $8.9 million. These marketable securities were in a continuous unrealized loss position for less than 12 months. As of December 31, 2024, one security was in an unrealized gain position of $0.2 million with a fair market value of $5.5 million, and two securities were

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
in an unrealized loss position of $1.5 million and fair market value of $11.8 million with one of the securities being in a continuous unrealized loss position for more than 12 months.
During the three and nine months ended September 30, 2025, we received aggregate net proceeds of $7.0 million from the sale of one available-for-sale CMBS and $20.4 million from the sale of three available-for-sale CMBS, respectively. We did not dispose of any CMBS during the nine months ended September 30, 2024.
The cost basis of the held-to-maturity CMBS was $5.5 million as of December 31, 2024 and was purchased at a $0.2 million discount. During the nine months ended September 30, 2025, we received aggregate net proceeds of $5.7 million from the repayment of this security.
During the nine months ended September 30, 2025, we acquired marketable equity securities totaling $25.1 million and received aggregate net proceeds of $34.0 million from the sale of these marketable equity securities.
Investment in CMBS Securitization Trusts
We may be contracted to provide special servicing activities for CMBS securitization trusts and, in certain cases, we may also acquire securities in these trusts either directly or indirectly through the Fund. In certain cases, we may acquire the controlling class of the trust and we may have the right to designate, and remove, the special servicer for these trusts. These circumstances may result in our consolidating of the securitization trusts in our financial statements. We evaluate all of our positions and special servicer appointments for consolidation, which are considered to be VIEs to the Company.
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
As of September 30, 2025 and December 31, 2024, we consolidated the following CMBS securitization trusts (in thousands):

	September 30, 2025		December 31, 2024		Maturity
Type	Fair Value	Principal Value	Fair Value (2)	Principal Value
Real estate loans held by consolidated securitization vehicles (1)	$1,013,273	$1,119,044	$709,095	$894,000	2023 - 2025	(3)
Senior obligations of consolidated securitization vehicles	1,013,273	1,119,044	590,131	688,346	2023 - 2025	(3)
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	$—	$—	$118,964	$205,654
(1)Excludes real estate loans held by the Fund.
(2)Includes $134.8 million and $34.2 million of assets and liabilities, respectively, for a loan that is accounted for on an amortized cost basis.
(3)The Company is in discussions with the respective borrowers on the resolution of the past maturities.
We have elected to record the associated interest income and interest expense for these investments as separate line items on our consolidated statements of operations. The amounts recorded in "Interest income from real estate loans held by

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
consolidated securitization vehicles" on our consolidated statements of operations include the Company's interest income as well as the interest income associated with CMBS positions owned by third parties, which is offset by the amounts recorded in "Interest expense on senior obligations of consolidated securitization vehicles" on our consolidated statements of operations. As a result, the net impact is limited to the interest income on the CMBS we own directly and not the gross consolidated interest income and interest expense. For CMBS positions held by the Fund the interest income allocated to noncontrolling interests in the Fund is a component of "Net loss (income) attributable to noncontrolling interests in other partnerships" in our consolidated statements of operations.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint venture's actual and projected cash flows. Aside from charges noted in Note 6, "Investments in Unconsolidated Joint Ventures," we do not believe that the values of any of our equity investments were impaired at September 30, 2025.
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
September 30, 2025
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
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of September 30, 2025 and December 31, 2024 was $3.9 million and $3.1 million, respectively, and is included in Deferred revenue on the consolidated balance sheets.
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
September 30, 2025
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
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state and local corporate tax liability for these entities. During the three months ended September 30, 2025, we recorded Federal, state, and local tax benefits totaling $0.1 million and during the nine months ended September 30, 2025, we recorded Federal, state, and local tax provisions totaling $1.6 million, for these entities. During the three and nine months ended September 30, 2024, we recorded Federal, state, and local tax provisions totaling $1.1 million and $2.7 million, respectively, for these entities.
SUMMIT is held in a TRS and pays Federal, state and local taxes. During the three and nine months ended September 30, 2025, we recorded Federal, state and local tax expense for SUMMIT of $1.3 million and $2.8 million, respectively. During the three and nine months ended September 30, 2024, we recorded Federal, state and local tax benefit for SUMMIT of $1.8 million and $1.2 million, respectively
We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is more-likely-than-not to be realized upon settlement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Paramount Global, which accounted for 5.3% of our share of annualized cash rent as of September 30, 2025, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, for the three months ended September 30, 2025.
For the three months ended September 30, 2025, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended September 30, 2025
One Vanderbilt Avenue	12.5%
11 Madison Avenue	7.9%
420 Lexington Ave	6.9%
245 Park Avenue	6.8%
1515 Broadway	6.3%
1185 Avenue of the Americas	6.2%
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
September 30, 2025
(unaudited)
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
3. Property Acquisitions and Consolidations
Property Acquisitions
The following table summarizes the properties acquired during the nine months ended September 30, 2025:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions) (1)
500 Park Avenue	January 2025	Fee Interest	201,411	$127.0
(1)Represents the gross asset valuation of the property net of closing costs and adjustments.
Property Consolidations
The following table summarizes the properties consolidated during the nine months ended September 30, 2025:

Property	Consolidation Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions) (2)
315 West 33rd Street (1)	September 2025	Fee Interest	435,349	$384.5
(1)In September 2025, the Company, as the holder of the preferred equity interest in the entity, took control over the management of the underlying property. As a result, it was concluded that the entity is a VIE in which the Company is the primary beneficiary, and the entity was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. See Note 16, "Fair Value Measurements". Prior to September 2025, the preferred equity interest was included in "Debt and preferred equity investments" in our consolidated balance sheet.
(2)Represents the gross asset valuation of the property net of closing costs and adjustments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
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
As of September 30, 2025, no properties were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the nine months ended September 30, 2025:

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

5. Debt and Preferred Equity Investments
Below is a summary of the activity in our consolidated debt and preferred equity investments for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Balance at beginning of year (1)	$303,726	$346,745
Debt investment originations/fundings/accretion (2)	13,921	12,890
Preferred equity investment originations/accretion (2) (3)	2,233	8,720
Redemptions/sales/syndications/equity ownership/amortization	(148,168)	(64,629)
Net change in loan loss reserves	(300)	—
Balance at end of period (1) (4)	$171,412	$303,726
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Excludes a $118.3 million preferred equity investment that is included in "Investment in unconsolidated joint ventures" in our consolidated balance sheet. See Note 6, "Investments in Unconsolidated Joint Ventures". Also excludes a preferred equity investment in an entity in which the Company is the primary beneficiary, and the underlying property is consolidated in our financial statements. See Note 3, "Property Acquisitions and Consolidations".
(4)Includes one investment with a total carrying value of $53.5 million that is included in the Company's alternative strategy portfolio.
Below is a summary of our consolidated debt and preferred equity investments as of September 30, 2025 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value		Senior Financing	Maturity (2)
Type (4)	Carrying Value	Face Value	Interest Rate (1)	Carrying Value	Face Value	Interest Rate
Mezzanine Debt	$130,926	$131,290	S + 5.06% - 11.63%	$40,486	$40,786	0.00% - 11.63%	$171,412	(3)	$713,528	2025 - 2029
Balance at end of period	$130,926	$131,290		$40,486	$40,786		$171,412		$713,528
(1)Floating interest rates are presented with the stated spread over Term SOFR ("S").
(2)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
(3)Includes one investment with a total carrying value of $53.5 million that is included in the Company's alternative strategy portfolio.
(4)Excludes a $118.3 million preferred equity investment that is included in "Investment in unconsolidated joint ventures" in our consolidated balance

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
sheet. See Note 6, "Investments in Unconsolidated Joint Ventures." Also excludes a preferred equity investment in an entity in which the Company is the primary beneficiary, and the underlying property is consolidated in our financial statements. See Note 3, "Property Acquisitions and Consolidations".
The following table is a roll forward of our total allowance for loan losses for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Balance at beginning of year	$13,520	$13,520
Current period provision for loan loss	300	—
Initial allowance for credit losses on loans purchased with credit deterioration ("PCD") (1)	99,039	—
Writeoffs (1)(2)	(40,779)	—
Current period recoveries (1)	(71,626)	—
Balance at end of period (3)	$454	$13,520
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
(2)The Company held a debt investment which was on non-accrual status and fully reserved. During the nine months ended September 30, 2025, the Company wrote off the balance of $13.4 million.
(3)As of September 30, 2025, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $53.5 million, which is included in the Company's alternative strategy portfolio.

As of September 30, 2025 and December 31, 2024, one investment, which is fully reserved, was not performing in accordance with its respective terms. This is further discussed in the Debt Investments table below.
No other financing receivables were 90 days past due as of September 30, 2025 and December 31, 2024.
The following table sets forth the carrying value of our consolidated debt and preferred equity investment portfolio by risk rating as of September 30, 2025 and December 31, 2024 (dollars in thousands):

Risk Rating	September 30, 2025	December 31, 2024
1 - Low Risk Assets - Low probability of loss	$20,000	$156,720
2 - Watch List Assets - Higher potential for loss (1)	151,412	147,006
3 - High Risk Assets - Loss more likely than not	—	—
	$171,412	$303,726
(1)Includes one investment with a total carrying value of $53.5 million that is included in the Company's alternative strategy portfolio.
The following table sets forth the carrying value of our consolidated debt and preferred equity investment portfolio by year of origination and risk rating as of September 30, 2025 (dollars in thousands):

	As of September 30, 2025
Risk Rating	2024 (1)	2023 (1)	2022 (1)	Prior (1)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$20,000		$20,000
2 - Watch List Assets - Higher potential for loss	—	—	—	151,412	(2)	151,412
3 - High Risk Assets - Loss more likely than not	—	—	—	—		—
	$—	$—	$—	$171,412		$171,412
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)Includes one investment with a total carrying value of $53.5 million that is included in the Company's alternative strategy portfolio.
We have determined that we have one portfolio segment of financing receivables as of September 30, 2025 and December 31, 2024 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in Other assets is an additional amount of financing receivables representing loans to joint venture partners totaling $15.4 million and $23.7 million as of September 30, 2025 and December 31, 2024, respectively. The Company

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
recorded no provisions for loan losses related to these financing receivables for the nine months ended September 30, 2025 and 2024. All of the loans with a carrying value as of September 30, 2025 have a risk rating of 2 and were performing in accordance with their respective terms.
Debt Investments
    As of September 30, 2025 and December 31, 2024, we held the following consolidated debt investments with an aggregate weighted average current yield of 5.13% as of September 30, 2025 (dollars in thousands):

Loan Type	September 30, 2025 Future Funding Obligations	September 30, 2025 Senior Financing	September 30, 2025 Carrying Value (1)	December 31, 2024 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3)	$—	$—	$—	$13,366
Mezzanine Loan	—	95,000	20,786	30,000	July 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Total fixed rate	$—	$180,000	$40,786	$63,366
Floating Rate Investments:
Mezzanine Loan (4)	$—	$54,000	$9,268	$8,991	August 2025
Mezzanine Loan (5) (6)	—	283,000	53,687	53,687	December 2025
Mezzanine Loan	2,999	196,528	68,125	54,482	January 2026
Total floating rate	$2,999	$533,528	$131,080	$117,160
Allowance for loan loss	N/A	N/A	$(454)	$(13,520)
Total	$2,999	$713,528	$171,412	$167,006
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any extension options to the extent they have not been exercised as of the date of this filing.
(3)This loan went into default and was put on non-accrual in June 2020. In the first quarter of 2023, the Company fully reserved the balance of the investment. As of September 30, 2025, the loan was written off.
(4)This loan was put on non-accrual in January 2025 and went into default in August 2025. It remains on non-accrual as of September 30, 2025. No investment income has been recognized subsequent to it being put on non-accrual.
(5)Included in the Company's alternative strategy portfolio.
(6)This loan went into default and was put on non-accrual in January 2023 and remains on non-accrual as of September 30, 2025. No investment income has been recognized subsequent to it being put on non-accrual. In December 2024, the maturity date of the loan was extended to December 2025. The Company is in discussions with the borrower with respect to the loan.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various third-party partners. As of September 30, 2025, the book value of these investments was $2.6 billion, net of investments with negative book values totaling $191.2 million for which we have an implicit commitment to fund future capital needs.
As of September 30, 2025, 800 Third Avenue is a VIE in which we are not the primary beneficiary. As of December 31, 2024, 800 Third Avenue and our preferred equity investment in 625 Madison Avenue were VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $45.0 million and $263.8 million as of September 30, 2025 and December 31, 2024, respectively. Our maximum loss is limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we have the ability to exercise significant influence over, but do not control, the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
The table below provides general information on each of our joint ventures as of September 30, 2025:

Property	Partner	Economic Interest (1)	Unaudited Approximate Square Feet
800 Third Avenue	Private Investors	60.52%	526,000
919 Third Avenue	New York State Teacher's Retirement System	51.00%	1,454,000
11 West 34th Street (2)	Private Investor / Wharton Properties	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	1,219,158
1552-1560 Broadway (2) (3)	Wharton Properties	50.00%	57,718
650 Fifth Avenue (2) (4)	Wharton Properties	50.00%	69,214
11 Madison Avenue	PGIM Real Estate	60.00%	2,314,000
One Vanderbilt Avenue (5)(6)	National Pension Service of Korea / Hines Interest LP	55.01%	1,657,198
Worldwide Plaza (2)	RXR Realty / New York REIT	25.05%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	1,750,000
2 Herald Square (2)	Israeli Institutional Investor	95.00%	369,000
115 Spring Street (2)	Private Investor	51.00%	5,218
15 Beekman (5)	A fund managed by Meritz Alternative Investment Management	20.00%	221,884
One Madison Avenue (7)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	1,135,000
450 Park Avenue (8)	Korean Institutional Investor / Israeli Institutional Investor	25.10%	337,000
245 Park Avenue	U.S. Affiliate of Mori Trust Co., Ltd	50.10%	1,782,793
625 Madison Avenue (9)	Private Investor	50.00%	563,000
(1)Economic interest represent the Company's interests in the joint venture as of September 30, 2025. Changes in ownership or economic interests within the current year are disclosed in the notes below.
(2)Included in the Company's alternative strategy portfolio.
(3)In September 2025, the leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway, was terminated. Subsequently, a sign bracing agreement was entered into at 1560 Broadway.
(4)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(5)In 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(6)In September 2025, the Company sold a 5% interest in the joint venture, retaining a 55.01% ownership interest in the investment. As a result of the transaction, the Company recognized a $87.3 million gain in "Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate". The sale resulted in a receivable from the buyer, which is included in "Tenant and other receivables" on our consolidated balance sheet.
(7)In 2021, the Company admitted an additional partner to the development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC Topic 860, Transfers and Servicing ("ASC 860") and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets at September 30, 2025 and December 31, 2024.
(8)The 25.1% economic interest reflected in this table is net of a 25.0% economic interest held by a third party. The third-party's economic interest is held in a joint venture that we consolidate as a 50.1% ownership interest. The third-party's 25.0% economic interest is recognized in "Noncontrolling interests in other partnerships" on our consolidated balance sheet. A separate third-party owns the remaining 49.9% economic interest in the property.
(9)In connection with the sale of the fee ownership in the property, which closed in May 2024, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. In July 2025, the Company sold 50.0% of the joint venture entity that originated the preferred equity investment for $104.9 million. In conjunction with this transaction, the Company also acquired the remaining interest in the joint venture for $23.7 million and sold 50.0% of that interest for $10.9 million. The Company's share of the investment, net of unamortized discounts and loan loss reserves, is $118.3 million with an aggregate weighted average current yield of 14.07% as of September 30, 2025.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the nine months ended September 30, 2025.

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in millions)	(Loss) Gain on Sale (in millions) (1) (2)
85 Fifth Avenue	36.27%	April 2025	$46.8	$(1.9)
625 Madison Avenue	50.00%	July 2025	235.0	—
One Vanderbilt Avenue	5.00%	September 2025	4,700.0	87.3
(1)Represents the Company's share of the loss.
(2)For the nine months ended September 30, 2025, the gain on sale is net of $11.0 million of employee compensation recognized in connection with the investment dispositions. Amounts do not include adjustments for expenses recorded in subsequent periods.
Acquisition of Joint Venture Interests or Properties
We did not acquire any investments in unconsolidated joint ventures during the nine months ended September 30, 2025.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases, we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of September 30, 2025 and December 31, 2024, respectively, are as follows (dollars in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)

						Principal Outstanding		Principal Outstanding
	Economic	Current Maturity	Final Maturity	Interest		September 30, 2025		December 31, 2024
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:
650 Fifth Avenue ⁽⁴⁾	50.00%	January 2026 ⁽⁴⁾	July 2026 ⁽⁴⁾		5.45%	$65,000	$32,500	$65,000	$32,500
15 Beekman	20.00%	January 2026	January 2028		5.99%	120,000	24,000	120,000	24,000
115 Spring Street ⁽⁴⁾	51.00%	March 2026	March 2026		5.50%	65,550	33,431	65,550	33,431
800 Third Avenue	60.52%	February 2026	February 2026		3.37%	177,000	107,120	177,000	107,120
1515 Broadway	56.87%	March 2026	March 2028		3.93%	724,550	412,044	740,947	421,369
919 Third Avenue	51.00%	April 2026	April 2028		6.11%	500,000	255,000	500,000	255,000
450 Park Avenue	25.10%	June 2026	June 2027		6.10%	289,256	72,604	284,835	71,494
280 Park Avenue	50.00%	September 2026	September 2028		5.84%	1,075,000	537,500	1,075,000	537,500
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	885,768	1,768,000	885,768
One Madison Avenue ⁽⁵⁾	25.50%	November 2027	November 2027		7.10%	685,455	174,791	658,357	167,881
Worldwide Plaza ⁽⁴⁾	25.05%	November 2027	November 2027		3.98%	1,200,000	300,600	1,200,000	299,400
220 East 42nd Street	51.00%	December 2027	December 2027		6.77%	496,412	253,170	496,412	253,170
11 Madison Avenue	60.00%	October 2030	October 2030		5.62%	1,400,000	840,000	1,400,000	840,000
One Vanderbilt Avenue	55.01%	July 2031	July 2031		2.95%	3,000,000	1,650,300	3,000,000	1,800,300
Total fixed rate debt						$11,566,223	$5,578,828	$11,551,101	$5,728,933
Floating Rate Debt:
11 West 34th Street ⁽⁴⁾	30.00%	February 2023 ⁽⁶⁾	February 2023 ⁽⁶⁾	L+	1.45%	$23,000	$6,900	$23,000	$6,900
650 Fifth Avenue ⁽⁴⁾	50.00%	July 2026	July 2026	S+	2.25%	210,000	105,000	210,000	105,000
One Madison Avenue ⁽⁵⁾	25.50%	November 2027	November 2027	S+	3.10%	448,808	114,446	354,757	90,463
1552 Broadway ⁽⁴⁾⁽⁷⁾						—	—	193,132	96,566
Total floating rate debt						$681,808	$226,346	$780,889	$298,929
Total joint venture mortgages and other loans payable						$12,248,031	$5,805,174	$12,331,990	$6,027,862
Deferred financing costs, net						(102,961)	(51,791)	(97,729)	(49,058)
Total joint venture mortgages and other loans payable, net						$12,145,070	$5,753,383	$12,234,261	$5,978,804
(1)Economic interest represents the Company's interests in the joint venture as of September 30, 2025. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(3)Interest rates as of September 30, 2025, taking into account interest rate hedges at the joint venture. Corporate interest rate hedges are not taken into consideration. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S").
(4)Included in the Company's alternative strategy portfolio.
(5)The loan is a $1.25 billion construction facility, which was fully extended to November 2027. Advances under the loan are subject to costs incurred. In conjunction with the loan, the Company provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.
(6)The Company's joint venture partner is in discussions with the lender on resolution of the past maturity.
(7)In September, an affiliate of the Company and a joint venture partner extinguished the outstanding mortgage loan at 1552 Broadway.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We recognized $4.3 million and $9.8 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2025, respectively. We recognized $6.1 million and $12.7 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2024, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets (1)
Commercial real estate property, net	$15,251,863	$15,327,542
Cash and restricted cash	601,748	649,426
Tenant and other receivables, related party receivables, and deferred rents receivable	735,504	621,748
Debt and preferred equity investments, net	253,983	236,512
Right-of-use assets	828,181	919,658
Other assets	1,611,396	1,739,549
Total assets	$19,282,675	$19,494,435
Liabilities and equity (1)
Mortgages and other loans payable, net	$12,145,070	$12,234,261
Deferred revenue	879,137	956,217
Lease liabilities	910,160	1,008,085
Other liabilities	434,761	519,582
Equity	4,913,547	4,776,290
Total liabilities and equity	$19,282,675	$19,494,435
Company's investments in unconsolidated joint ventures	$2,627,443	$2,690,138
(1)At September 30, 2025, $435.6 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$405,636	$376,949	$1,159,738	$1,107,295
Operating expenses	71,447	67,104	202,659	192,587
Real estate taxes	71,117	73,686	214,279	222,797
Operating lease rent	(3,065)	8,487	9,458	25,990
Loan loss and other investment reserves, net of recoveries	—	—	1,438	—
Transaction related costs	695	—	695	—
Interest expense, net of interest income	111,539	141,067	370,771	433,117
Amortization of deferred financing costs	6,693	4,487	18,590	14,718
Depreciation and amortization	128,565	137,640	375,405	407,429
Total expenses	386,991	432,471	1,193,295	1,296,638
Gain on early extinguishment of debt	129,068	—	129,068	233,704
Net income (loss)	$147,713	$(55,522)	$95,511	$44,361
Company's equity in net (loss) income from unconsolidated joint ventures	$(9,287)	$(15,428)	$(30,892)	$100,057

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
7. Debt Fund
As of September 30, 2025, total capital committed to the Fund was $1.0 billion, of which $93.3 million had been contributed. As of September 30, 2025, the Company's share of the total capital committed to the Fund was $100.0 million, of which $8.5 million had been contributed.
During the nine months ended September 30, 2025, the Fund acquired CMBS investments with an aggregate fair value of $87.7 million. During the nine months ended September 30, 2025, one investment was repaid.
The Fund has a term of 7 years from its initial closing in November 2024. The term may be extended for up to three consecutive one-year periods. The Fund has an investment period of 3.5 years from its initial closing, which may be extended for one year. During the investment period, the Fund is our primary investment vehicle for all investments that fit within the Fund's investment parameters, as set forth in the Fund's operating agreements.
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases, debt investments or the Fund's investor capital commitments as of September 30, 2025 and December 31, 2024, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		September 30, 2025	December 31, 2024
Fixed Rate Debt:
7 Dey / 185 Broadway	November 2025	November 2026		6.65%	$190,148	$190,148
10 East 53rd Street	May 2026	May 2028		5.37%	204,663	205,000
100 Church Street	December 2026	June 2028		5.89%	365,000	370,000
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
315 W 33rd St	February 2027	February 2027		4.24%	250,000	—
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
500 Park Avenue	January 2028	January 2030		6.57%	80,000	—
420 Lexington Avenue	October 2040	October 2040		8.24%	264,055	272,326
Total fixed rate debt					$1,903,866	$1,587,474
Floating Rate Debt:
100 Park Avenue	December 2025	December 2027	S+	2.41%	$382,872	$360,000
Fund subscription line ⁽³⁾	August 2027	August 2028	S+	2.20%	1,644	—
CMBS Repurchase Facility					—	3,550
Total floating rate debt					$384,516	$363,550
Total mortgages and other loans payable					$2,288,382	$1,951,024
Deferred financing costs, net of amortization					(8,287)	(6,389)
Total mortgages and other loans payable, net					$2,280,095	$1,944,635
(1)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(2)Interest rate as of September 30, 2025, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S"), unless otherwise specified.
(3)The Fund has access to a subscription line of credit with a maximum commitment of $100 million, secured by investor capital commitments. The facility is used to fund acquisitions prior to capital calls and is repaid through capital contributions. The subscription line of credit is non-recourse to the Company.
As of September 30, 2025 and December 31, 2024, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $2.7 billion and $2.2 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of September 30, 2025, there have been no margin calls on the CMBS Repurchase Facility. At September 30, 2025, there was no outstanding balance on the facility.
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of September 30, 2025, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $100.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 19, 2025, respectively. Term Loan B has two six-month, as-of-right extension options to November 19, 2026. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2025, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of September 30, 2025, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 180 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2025, the facility fee was 30 basis points.
As of September 30, 2025, we had $7.5 million of outstanding letters of credit, $390.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $852.5 million under the 2021 credit facility. As of September 30, 2025 and December 31, 2024, the revolving credit facility had a carrying value of $387.4 million and $316.2 million, respectively, net of deferred financing costs. As of September 30, 2025 and December 31, 2024, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2025 and December 31, 2024, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2025 Unpaid Principal Balance	September 30, 2025 Accreted Balance	December 31, 2024 Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 ⁽²⁾	$100,000	$100,000	$100,000	4.27%	10	December 2025
	$100,000	$100,000	$100,000
Deferred financing costs, net	—	(26)	(103)
	$100,000	$99,974	$99,897
(1)Interest rate as of September 30, 2025.
(2)Issued by the Company and the Operating Partnership as co-obligors in a private placement.

Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2025 and December 31, 2024, we were in compliance with all such covenants.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2025, including as-of-right extension options but excluding other extension options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2025	$—	$—	$—	$—	$—	$100,000	$100,000	$10,085
2026	—	555,148	—	100,000	—	—	655,148	1,180,172
2027	—	1,184,516	390,000	1,050,000	—	—	2,624,516	1,742,323
2028	—	284,663	—	—	—	—	284,663	382,294
2029	—	—	—	—	—	—	—	—
Thereafter	—	264,055	—	—	100,000	—	364,055	2,490,300
	$—	$2,288,382	$390,000	$1,150,000	$100,000	$100,000	$4,028,382	$5,805,174
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense before capitalized interest	$54,122	$51,342	$158,762	$149,713
Interest on financing leases	1,141	1,127	3,413	3,371
Capitalized interest	(6,841)	(9,492)	(19,948)	(41,226)
Amortization of discount on assumed debt	310	167	634	331
Interest income	(1,497)	(1,053)	(4,627)	(3,122)
Interest expense, net	$47,235	$42,091	$138,234	$109,067

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
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
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three and nine months ended September 30, 2025, we recorded $0.9 million and $2.7 million, respectively, of rent expense under the lease. For the three and nine months ended September 30, 2024, we recorded $0.7 million and $2.2 million, respectively, of rent expense under the lease.
In June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. In June 2025, we, through a consolidated subsidiary, entered into a second lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt for special event space. For the three and nine months ended September 30, 2025, we recorded $17.7 million and $30.3 million, respectively, of rent expense under the leases, including percentage rent, of which $10.1 million and $17.1 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. For the three and nine months ended September 30, 2024, we recorded $20.8 million and $33.4 million, respectively, of rent expense under the lease, including percentage rent, of which $14.4 million and $22.7 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
Other
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures, inclusive of our ownership share of the joint ventures, and related parties as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Due from joint ventures	$14,802	$19,199
Other	485	7,666
Related party receivables	$15,287	$26,865
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2025 and December 31, 2024, the noncontrolling interest unit holders owned 6.39%, or 4,849,771 units, and 5.97%, or 4,509,953 units, of the Operating Partnership, respectively. As of September 30, 2025, 4,849,771 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Balance at beginning of period	$288,941	$238,051
Distributions	(11,687)	(13,915)
Issuance of common units	14,083	20,790
Redemption and conversion of common units	(21,558)	(28,663)
Net (loss) income	(503)	497
Accumulated other comprehensive (loss) income allocation	(2,646)	151
Fair value adjustment	14,243	72,030
Balance at end of period	$280,873	$288,941

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of September 30, 2025:

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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Balance at beginning of period	$164,210	$166,501
Issuance of preferred units	—	—
Redemption of preferred units	—	(2,503)
Dividends paid on preferred units	(4,299)	(4,453)
Accrued dividends on preferred units	4,308	4,665
Balance at end of period	$164,219	$164,210
12. Stockholders' Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2025, 71,028,166 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of September 30, 2025, 36,107,719 shares have been repurchased under the program, excluding the redemption of OP units. We did not repurchase any shares under the program during the nine months ended September 30, 2025.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock issued	984	338,704	3,187	341,180
Dividend reinvestments/stock purchases under the DRSPP	$58	$23,633	$189	$23,754
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
SL Green's earnings per share for the three and nine months ended September 30, 2025 and 2024 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2025	2024	2025	2024
Basic Earnings (Loss):
Income (loss) attributable to SL Green common stockholders	$24,874	$(13,279)	$(7,293)	$(2,298)
Less: distributed earnings allocated to participating securities	(519)	(435)	(1,561)	(1,309)
Net income (loss) attributable to SL Green common stockholders (numerator for basic earnings per share)	$24,355	$(13,714)	$(8,854)	$(3,607)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—	—	—
Add back: effect of dilutive securities (redemption of units to common shares)	—	—	—	—
Income (loss) attributable to SL Green common stockholders (numerator for diluted earnings per share)	$24,355	$(13,714)	$(8,854)	$(3,607)

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2025	2024	2025	2024
Basic Shares:
Weighted average common stock outstanding	70,443	64,388	70,434	64,355
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	—	—	—	—
Stock-based compensation plans	705	—	—	—
Diluted weighted average common stock outstanding	71,148	64,388	70,434	64,355
The Company has excluded 5,633,308 and 6,358,175 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2025, respectively, as they were anti-dilutive. The Company has excluded 5,345,430 and 5,155,662 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2024, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and at September 30, 2025 owned 71,028,166 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
Limited Partner Units
As of September 30, 2025, limited partners, other than SL Green, owned 6.39%, or 4,849,771 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company's Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2025 and 2024, respectively, are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2025	2024	2025	2024
Basic Earnings (Loss):
Net income (loss) attributable to SLGOP common unitholders	$26,611	$(14,193)	$(7,796)	$(2,464)
Less: distributed earnings allocated to participating securities	(1,239)	(1,147)	(3,725)	(3,415)
Net income (loss) attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$25,372	$(15,340)	$(11,521)	$(5,879)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	213	—	—	—
Income (loss) attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$25,585	$(15,340)	$(11,521)	$(5,879)

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2025	2024	2025	2024
Basic units:
Weighted average common units outstanding	74,318	67,999	74,433	68,092
Effect of Dilutive Securities:
Stock-based compensation plans	798	—	—	—
Contingently issuable units	519	—	—	—
Diluted weighted average common units outstanding	75,635	67,999	74,433	68,092
The Operating Partnership has excluded 1,145,802 and 2,360,021 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2025, respectively, as they were anti-dilutive. The Operating Partnership has excluded 1,734,283 and 1,418,306 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2024, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Sixth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2025 and its stockholders in June 2025 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 39,890,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.20 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights, Class O LTIP units and other awards that do not deliver full value of the underlying shares and expire five years from the date of grant counting as 0.87 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the sixth amendment and restatement in June 2025 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 39,890,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 3, 2035, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2025, 9.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2025 and the year ended December 31, 2024.

	September 30, 2025	December 31, 2024
Dividend yield	none	5.5%
Expected life	zero	7.5 years
Risk-free interest rate	none	4.45%
Expected stock price volatility	none	45.0%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
A summary of the status of the Company's stock options as of September 30, 2025 and December 31, 2024, and changes during the nine months ended September 30, 2025 and year ended December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	333,897	$81.63	115,980	$103.52
Granted	—	—	217,917	68.07
Lapsed or canceled	—	—	—	—
Balance at end of period	333,897	$81.63	333,897	$81.63
Options exercisable at end of period	115,980	$103.52	115,980	$103.52
The remaining weighted average contractual life of the options outstanding was 6.2 years and the remaining average contractual life of the options exercisable was 1.2 years.
During the three and nine months ended September 30, 2025, we recognized $0.4 million and $1.1 million compensation expense related to options. As of September 30, 2025, there was $3.4 million unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares may be granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of September 30, 2025 and December 31, 2024 and changes during the nine months ended September 30, 2025 and the year ended December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Balance at beginning of period	4,449,709	4,089,174
Granted	7,300	371,285
Canceled	(9,635)	(10,750)
Balance at end of period	4,447,374	4,449,709
Vested during the period	226,806	143,453
Compensation expense recorded	$11,170,088	$10,939,602
Total fair value of restricted stock granted during the period	$453,532	$24,676,422
The fair value of restricted stock that vested during the nine months ended September 30, 2025 and the year ended December 31, 2024 was $11.0 million and $7.4 million, respectively. As of September 30, 2025, there was $19.6 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $24.5 million and $34.1 million as of September 30, 2025 and December 31, 2024, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2025, there was $31.0 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.6 years.
During the three and nine months ended September 30, 2025, we recorded compensation expense related to bonus, time-based and performance-based awards of $6.8 million and $17.9 million, respectively. During the three and nine months ended September 30, 2024, we recorded compensation expense related to bonus, time-based and performance-based awards of $6.7 million and $19.7 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
For the three and nine months ended September 30, 2025, $0.4 million and $1.3 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and nine months ended September 30, 2024, $0.4 million and $1.3 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the nine months ended September 30, 2025, 14,501 phantom stock units and 10,311 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.3 million during the three and nine months ended September 30, 2025 respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.6 million during the three and nine months ended September 30, 2024, respectively, related to the Deferred Compensation Plan.
As of September 30, 2025, there were 92,805 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2025, 262,757 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of September 30, 2025 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Total
Balance at December 31, 2024	$29,330	$(9,868)	$(1,266)	$18,196
Other comprehensive (loss) income before reclassifications	(11,798)	(7,992)	1,019	(18,771)
Amounts reclassified from accumulated other comprehensive (loss) income	(16,438)	(2,771)	—	(19,209)
Balance at September 30, 2025	$1,094	$(20,631)	$(247)	$(19,784)
(1)Amount reclassified from accumulated other comprehensive (loss) income is included in interest expense in the respective consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive (loss) income relating to net unrealized gain (loss) on derivative instruments, was ($0.1 million) and ($0.2 million), respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by their levels in the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$16,099	$—	$16,099	$—
Interest rate cap and swap agreements (included in Other assets)	$8,964	$—	$8,964	$—
Real estate loans held by consolidated securitization vehicles	$1,013,273	$—	$995,054	$18,219
Debt fund investments(1)	$73,402	$—	$67,975	$5,427
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$17,544	$—	$17,544	$—
Senior obligations of consolidated securitization vehicles	$1,013,273	$—	$995,054	$18,219
Secured borrowing (included in Other liabilities) (2)	$236,886	$—	$—	$236,886
(1)During the nine months ended September 30, 2025 the Fund purchased $5.3 million of investments classified as Level 3 and recognized $0.1 million of unrealized gains on those investments.
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
September 30, 2025
(unaudited)
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
In September 2025, the Company, as the holder of the preferred equity interest in the entity that owns 315 West 33rd Street, took control over the management of the entity and the underlying property. As a result, it was concluded that the entity is a VIE in which the Company is the primary beneficiary, and the entity was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts, all of which are classified as Level 3 inputs. Prior to September 2025, the preferred equity interest was included in "Debt and preferred equity investments" in our consolidated balance sheet.
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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt and preferred equity investments	$171,412	(2)	$303,726	(2)
Liabilities:
Fixed rate debt	$3,603,866	$3,508,294	$3,257,474	$3,225,767
Variable rate debt	424,516	523,448	363,550	355,364
Total Debt	$4,028,382	$4,031,742	$3,621,024	$3,581,131
(1)Amounts exclude net deferred financing costs.
(2)As of September 30, 2025, debt and preferred equity investments had an estimated fair value range of approximately $0.1 billion to $0.2 billion. As of December 31, 2024, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of September 30, 2025 and December 31, 2024.
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
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of September 30, 2025 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$150,000	2.621%	December 2021	January 2026	Other Assets	$514
Interest Rate Swap	200,000	2.662%	December 2021	January 2026	Other Assets	665
Interest Rate Cap	72,314	4.000%	July 2025	June 2026	Other Liabilities	(19)
Interest Rate Swap	125,000	3.667%	August 2024	December 2026	Other Liabilities	(265)
Interest Rate Swap	125,000	3.670%	August 2024	December 2026	Other Liabilities	(273)
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	741
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	965
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	661
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	2,307
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	2,526
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Liabilities	(288)
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Liabilities	(3,068)
Interest Rate Swap	68,678	4.466%	August 2024	June 2027	Other Liabilities	(1,259)
Interest Rate Swap	300,000	4.487%	November 2024	November 2027	Other Liabilities	(6,974)
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Liabilities	(940)
Interest Rate Swap	80,000	4.174%	February 2025	February 2028	Other Liabilities	(1,497)
Interest Rate Swap	204,663	3.915%	February 2025	May 2028	Other Liabilities	(2,961)
Interest Rate Swap	357,500	2.982%	June 2027	June 2028	Other Assets	585
						$(8,580)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
During the three and nine months ended September 30, 2025, we recorded gains of $0.3 million and losses of $4.0 million based on the changes in the fair value of mark-to-market interest rate swaps, which is included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three and nine months ended September 30, 2024, we recorded a loss of $9.2 million and $2.8 million, respectively, based on the changes in the fair value of forward-starting interest rate swaps, which is included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three and nine months ended September 30, 2025, we recorded gains of $1.3 million and $1.3 million on the changes in fair value, which is included in interest expense in the consolidated statements of operations. During the three and nine months ended September 30, 2024, we recorded a gain of $0.2 million and $0.1 million, respectively, on the changes in fair value, which is included in interest expense in the consolidated statements of operations.
Certain agreements the Company has with each of its derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2025, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was ($17.6 million). As of September 30, 2025, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $18.1 million as of September 30, 2025.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $27.0 million of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $18.5 million of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net (loss) income from unconsolidated joint ventures within the next 12 months.
The following table presents the effects of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2025	2024		2025	2024
Interest Rate Swaps/Caps	$2,760	$(38,205)	Interest expense	$5,967	$10,248
Share of unconsolidated joint ventures' derivative instruments	516	(19,493)	Equity in net (loss) income from unconsolidated joint ventures	1,091	4,222
	$3,276	$(57,698)		$7,058	$14,470

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2025	2024		2025	2024
Interest Rate Swaps/Caps	$(12,636)	$4,143	Interest expense	$17,590	$29,746
Share of unconsolidated joint ventures' derivative instruments	(8,554)	(11,951)	Equity in net income (loss) from unconsolidated joint ventures	2,938	11,498
	$(21,190)	$(7,808)		$20,528	$41,244
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of September 30, 2025 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$685,455	4.000%	May 2025	November 2025	Asset	$87
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	245
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	245
Interest Rate Swap	177,000	1.555%	December 2022	February 2026	Asset	1,562
Interest Rate Cap	289,257	4.000%	July 2025	June 2026	Asset	75
Interest Rate Swap	268,750	4.039%	July 2024	September 2028	Liability	(5,579)
Interest Rate Swap	268,750	4.058%	July 2024	September 2028	Liability	(5,722)
Interest Rate Swap	537,500	4.065%	July 2024	September 2028	Liability	(11,681)
						$(20,768)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
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
The components of lease income from operating leases in our consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease payments	$151,178	$140,450	$446,343	$405,130
Variable lease payments	18,863	17,317	55,067	45,687
Total lease payments (1)	$170,041	$157,767	$501,410	$450,817
Amortization of acquired above and below-market leases	(1,505)	(834)	(4,618)	(1,748)
Total rental revenue	$168,536	$156,933	$496,792	$449,069
(1)Amounts include $45.7 million and $136.8 million of sublease income during the three and nine months ended September 30, 2025, respectively, and $47.4 million and $141.6 million of sublease income during the three and nine months ended September 30, 2024 respectively.
The components of lease income from sales-type leases during the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income (1)	$1,141	$1,127	$3,411	$3,369
(1)These amounts are included in "Other income" in our consolidated statements of operations.

19. Commitments and Contingencies
Legal Proceedings
As of September 30, 2025, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
September 30, 2025
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
The reportable segment profit or loss measures for the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	September 30, 2025
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$565,478	$86,424	$74,677	$726,579
Expenses:
SUMMIT Operator expenses	—	82,570	—
SUMMIT Operator tax expense	—	2,781	—
Operating Expenses	164,840	—	—
Real Estate Taxes	112,594	—	—
Operating lease rent	18,317	—	—

Net operating income from unconsolidated joint ventures	$204,823

Real Estate segment Net operating income	$474,550			$474,550

Equity in net income from unconsolidated joint ventures		—	13,940
Income from debt fund investments, net		—	1,776
Loan loss and other investment reserves, net of recoveries		—	71,326
Depreciation and amortization		(2,737)	—
Interest expense, net of interest income		—	(19,312)
Interest expense on senior obligations of consolidated securitization vehicles		—	(45,827)

SUMMIT Net income (loss) and DPE Net income (loss)		$(1,664)	$96,580	$94,916

Non-operating net loss from unconsolidated joint ventures				(247,875)
Marketing, general and administrative expense				(67,004)
Transaction related costs				(13,601)
Depreciable real estate reserves				(8,546)
Depreciable real estate reserves in unconsolidated joint venture				(1,780)
Loss on sale of real estate, net				(1,717)
Purchase price and other fair value adjustments				(8,090)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				84,926
Gain on sale of marketable securities				10,232
Depreciation and amortization				(185,137)
Amortization of deferred financing costs				(5,153)
Interest expense, net of interest income				(118,922)

Net Income				$6,799

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)

	September 30, 2024
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$522,041	$94,643	$23,709	$640,393
Expenses:
SUMMIT Operator expenses	—	82,947	—
SUMMIT Operator tax benefit	—	(1,219)	—
Operating Expenses	139,448	—	—
Real Estate Taxes	94,495	—	—
Operating lease rent	19,136	—	—

Net operating income from unconsolidated joint ventures	$314,663

Real Estate segment Net operating income	$583,625			$583,625

Equity in net income from unconsolidated joint ventures		—	6,465
Depreciation and amortization		(1,713)	—
Interest expense, net of interest income		—	(21,399)
Interest expense on senior obligations of consolidated securitization vehicles		—	(3,330)

SUMMIT Net income and DPE Net income		$11,202	$5,445	$16,647

Non-operating net loss from unconsolidated joint ventures				(221,071)
Marketing, general and administrative expense				(62,360)
Transaction related costs				(263)
Gain on early extinguishment of debt				17,777
Depreciable real estate reserves				(65,839)
Gain on sale of real estate, net				4,730
Purchase price and other fair value adjustments				(36,321)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				19,006
Depreciation and amortization				(152,294)
Amortization of deferred financing costs				(4,885)
Interest expense, net of interest income				(87,668)

Net Income				$11,084

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)
The reportable segment profit or loss measures for the three months ended September 30, 2025 and 2024 are as follows (in thousands):

	September 30, 2025
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$196,740	$32,883	$15,194	$244,817
Expenses:
SUMMIT Operator expenses	—	35,959	—
SUMMIT Operator tax expense	—	1,279	—
Operating Expenses	57,673	—	—
Real Estate Taxes	37,627	—	—
Operating lease rent	6,106	—	—

Net operating income from unconsolidated joint ventures	$113,920

Real Estate segment Net operating income	$209,254			$209,254

Equity in net income from unconsolidated joint ventures		—	3,963
Income from debt fund investments, net		—	1,176
Depreciation and amortization		(1,094)	—
Interest expense, net of interest income		—	(5,294)
Interest expense on senior obligations of consolidated securitization vehicles		—	(10,838)

SUMMIT Net income (loss) and DPE Net income (loss)		$(5,449)	$4,201	$(1,248)

Non-operating net loss from unconsolidated joint ventures				(127,170)
Marketing, general and administrative expense				(23,701)
Transaction related costs				(13,129)
Loss on sale of real estate, net				(1,068)
Purchase price and other fair value adjustments				11,138
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				86,872
Depreciation and amortization				(62,122)
Amortization of deferred financing costs				(1,724)
Interest expense, net of interest income				(41,941)

Net Income				$35,161

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2025
(unaudited)

	September 30, 2024
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$183,139	$36,437	$10,115	$229,691
Expenses:
SUMMIT Operator expenses	—	37,901	—
SUMMIT Operator tax benefit	—	(1,779)	—
Operating Expenses	49,507	—	—
Real Estate Taxes	30,831	—	—
Operating lease rent	6,363	—	—

Net operating income from unconsolidated joint ventures	$53,001

Real Estate segment Net operating income	$149,439			$149,439

Equity in net income from unconsolidated joint ventures		—	4,745
Depreciation and amortization		(677)	—
Interest expense, net of interest income		—	(8,288)
Interest expense on senior obligations of consolidated securitization vehicles		—	(3,330)

SUMMIT and DPE Net income (loss)		$(362)	$3,242	$2,880

Non-operating net loss from unconsolidated joint ventures				(73,174)
Marketing, general and administrative expense				(21,015)
Transaction related costs				(171)
Gain on sale of real estate, net				7,471
Purchase price and other fair value adjustments				12,906
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				371
Depreciation and amortization				(52,499)
Amortization of deferred financing costs				(1,669)
Interest expense, net of interest income				(33,803)

Net Loss				$(9,264)
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
As of September 30, 2025, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet	Number of Buildings	Approximate Square Feet	Number of Buildings	Approximate Square Feet	Weighted Average Leased Occupancy (1)
Commercial:
Manhattan	Office	16		9,788,852	10	13,560,633	26	23,349,485	91.9%
	Retail	2		30,496	—	—	2	30,496	100.0%
	Development/Redevelopment	2	(2)	844,845	—	—	2	844,845	N/A
		20		10,664,193	10	13,560,633	30	24,224,826	91.9%
Suburban	Office	7		862,800	—	—	7	862,800	68.7%
Total commercial properties		27		11,526,993	10	13,560,633	37	25,087,626	91.1%
Residential:
Manhattan	Residential	1	(2)	140,382	1	221,884	2	362,266	99.6%
Total core portfolio		28		11,667,375	11	13,782,517	39	25,449,892	91.2%

	Alternative Strategy Portfolio	—		—	7	2,522,026	7	2,522,026	59.5%
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
(2)As of September 30, 2025, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet of residential space and approximately 50,206 square feet of office and retail space that is under development. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of September 30, 2025, we also managed one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet, and held consolidated debt and preferred equity investments with a book value of $171.4 million, excluding credit losses and approximately $130.5 million of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and preferred equity investments line item.
Critical Accounting Estimates
Refer to the 2024 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting estimates, which include investment in commercial real estate properties and investment in unconsolidated joint ventures. During the three and nine months ended September 30, 2025, there were no material changes to these estimates.

Results of Operations
Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024
The following comparison for the three months ended September 30, 2025, or 2025, to the three months ended September 30, 2024, or 2024, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents properties in service and operating during both the current and prior year reporting periods. (Same-Store Properties totaled 22 of our 28 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2025 and 2024 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2025 and 2024,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	$ Change	% Change

Rental revenue	$150.5	$144.2	$6.3	4.4%	$—	$0.2	$18.0	$12.5	$168.5	$156.9	$11.6	7.4%
SUMMIT Operator revenue	—	—	—	—%	—	—	32.9	36.4	32.9	36.4	(3.5)	(9.6)%
Investment income	—	—	—	—%	—	—	4.4	5.3	4.4	5.3	(0.9)	(17.0)%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	10.8	4.8	10.8	4.8	6.0	125.0%
Other income	0.5	1.9	(1.4)	(73.7)%	—	—	27.7	24.3	28.2	26.2	2.0	7.6%
Total revenues	151.0	146.1	4.9	3.4%	—	0.2	93.8	83.3	244.8	229.6	15.2	6.6%

Property operating expenses	82.6	72.3	10.3	14.2%	—	0.1	18.7	14.3	101.3	86.7	14.6	16.8%
SUMMIT Operator expenses	—	—	—	—%	—	—	36.0	37.9	36.0	37.9	(1.9)	(5.0)%
Transaction related costs	—	—	—	—%	—	—	13.1	0.2	13.1	0.2	12.9	6,450.0%
Marketing, general and administrative	—	—	—	—%	—	—	23.7	21.0	23.7	21.0	2.7	12.9%
	82.6	72.3	10.3	14.2%	—	0.1	91.5	73.4	174.1	145.8	28.3	19.4%

Other income (expenses):
Interest expense, net of interest income									(49.0)	(43.8)	(5.2)	11.9%
SUMMIT Operator tax (expense) benefit									(1.3)	1.8	(3.1)	(172.2)%
Interest expense on senior obligations of consolidated securitization vehicles									(10.8)	(3.3)	(7.5)	227.3%
Depreciation and amortization									(63.2)	(53.2)	(10.0)	18.8%
Equity in net (loss) income from unconsolidated joint ventures									(9.3)	(15.4)	6.1	(39.6)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									86.9	0.4	86.5	21,625.0%
Income from debt fund investments, net									1.2	—	1.2	100.0%
Purchase price and other fair value adjustments									11.1	12.9	(1.8)	(14.0)%
(Loss) gain on sale of real estate, net									(1.1)	7.5	(8.6)	(114.7)%
Net income (loss)									$35.2	$(9.3)	$44.5	(478.5)%

Rental revenue
Rental revenues increased due primarily to the consolidation of 100 Park Avenue ($11.3 million) at the end of the fourth quarter of 2024 and the acquisition of 500 Park Avenue ($4.4 million) in the first quarter of 2025.
The following table presents a summary of the commenced leasing activity for the three months ended September 30, 2025 in our Manhattan portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	2,777,676
Space which became available during the period (3)
• Office	147,611
• Retail	1,850
• Storage	2,955
	152,416
Total space available	2,930,092
Leased space commenced during the period:
• Office(4)	579,083	610,570	$89.54	$92.34	$127.31	10.2	11.7
• Retail	21,582	20,724	$107.74	$212.05	$42.95	10.6	14.1
• Storage	5,508	5,646	$45.87	$—	$55.70	2.9	9.3
Total leased space commenced	606,173	636,940	$89.75	$94.99	$123.93	10.1	11.8

Total available space at end of period	2,323,919

Early renewals
• Office	152,169	164,690	$93.03	$88.67	$38.18	5.1	5.7
Total early renewals	152,169	164,690	$93.03	$88.67	$38.18	5.1	5.7

Total commenced leases, including replaced previous vacancy
• Office		775,260	$90.28	$90.77	$108.39	9.1	10.5
• Retail		20,724	$107.74	$212.05	$42.95	10.6	14.1
• Storage		5,646	$45.87	$—	$55.70	2.9	9.3
Total commenced leases		801,630	$90.42	$92.32	$106.32	9.1	10.5
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $97.21 per rentable square feet for 220,110 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $95.42 per rentable square feet for 384,800 rentable square feet.

SUMMIT Operator revenue
SUMMIT Operator revenues were lower for the three months ended September 30, 2025 as compared to the same period in 2024 due primarily to taking the Ascent experience offline for maintenance, which is a premium ticket that generates incremental revenue.
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
Other income
Other income increased due primarily to management fees earned from the Fund ($2.6 million).
Property operating expenses
Property operating expenses increased due primarily to the consolidation of 100 Park Avenue ($3.4 million) at the end of the fourth quarter of 2024, the acquisition of 500 Park Avenue ($1.4 million) in the first quarter of 2025 and an increase in real estate taxes at our Acquisition Properties ($1.9 million) and Same-Store Properties ($4.9 million).
SUMMIT Operator expenses
SUMMIT Operator expenses were lower for the three months ended September 30, 2025 as compared to the same period in 2024 due to decreased variable expenses.
Transaction related costs
Transaction related costs increased for the three months ended September 30, 2025 as compared to the same period in 2024 due primarily to the write off of expenses related to the Company's pursuit of a gaming license.
Marketing, general and administrative
Marketing, general, and administrative expenses increased to $23.7 million for the three months ended September 30, 2025, as compared to $21.0 million for the same period in 2024 due primarily to higher compensation expenses.
Interest expense, net of interest income
Interest expense, net of interest income, increased due primarily to the consolidation of 100 Park Avenue ($6.6 million) at the end of the fourth quarter of 2024 and an increase in the interest rate on the mortgage at 420 Lexington Avenue ($2.8 million) in the third quarter of 2024. These increases were offset by decreased interest expense from the revolving credit facility ($5.9 million) due to a lower outstanding balance, and the repayment of unsecured corporate term loans ($1.5 million) in the fourth quarter of 2024. The consolidated weighted average interest rate was 5.37% for the three months ended September 30, 2025, as compared to 5.05% for the three months ended September 30, 2024.
SUMMIT Operator tax (expense) benefit
SUMMIT Operator tax expense increased for the three months ended September 30, 2025 as compared to the same period in 2024 due to an adjustment made in the third quarter of 2024 related to 2023 projected tax expense being more than 2023 actual tax expense.
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

Depreciation and amortization
Depreciation and amortization increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due primarily to the consolidation of 100 Park Avenue ($5.2 million) at the end of the fourth quarter of 2024, the consolidation of 315 West 33rd Street ($1.8 million) at the end of the third quarter of 2025 and the acquisition of 500 Park Avenue ($1.4 million) in the first quarter of 2025.
Equity in net (loss) income from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures decreased due primarily to the consolidation of 100 Park Avenue ($3.8 million) at the end of the fourth quarter of 2024.
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the three months ended September 30, 2025, we recognized a gain on the sale of a 5.0% interest in One Vanderbilt Avenue ($87.3 million). During the three months ended September 30, 2024, we did not dispose any interests in unconsolidated joint ventures.
Purchase price and other fair value adjustments
Purchase price and other fair value adjustments decreased due primarily to a decrease ($2.4 million) in the fair value adjustment for the secured borrowing related to the previous sale of an interest at One Madison Avenue during the three months ended September 30, 2025 compared to the same period in the prior year.
(Loss) gain on sale of real estate, net
(Loss) gain on sale of real estate, net decreased due primarily to a recognized gain on the sale of Palisades Premier Conference Center ($7.3 million) during the three months ended September 30, 2024. We did not dispose of any consolidated properties during the three months ended September 30, 2025.
Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024
The following comparison for the nine months ended September 30, 2025, or 2025, to the nine months ended September 30, 2024, or 2024, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents properties in service and operating during both the current and prior year reporting periods. (Same-Store Properties totaled 22 of our 28 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2025 and 2024 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2025 and 2024,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	$ Change	% Change

Rental revenue	$449.0	$419.0	$30.0	7.2%	$—	$0.9	$47.8	$29.2	$496.8	$449.1	$47.7	10.6%
SUMMIT Operator revenue	—	—	—	—%	—	—	86.4	94.6	86.4	94.6	(8.2)	(8.7)%
Investment income	—	—	—	—%	—	—	26.8	18.9	26.8	18.9	7.9	41.8%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	47.9	4.8	47.9	4.8	43.1	897.9%
Other income	5.8	4.4	1.4	31.8%	—	—	62.9	68.6	68.7	73.0	(4.3)	(5.9)%
Total revenues	454.8	423.4	31.4	7.4%	—	0.9	271.8	216.1	726.6	640.4	86.2	13.5%

Property operating expenses	243.9	213.6	30.3	14.2%	—	0.7	51.8	38.8	295.7	253.1	42.6	16.8%
SUMMIT Operator expenses	—	—	—	—%	—	—	82.6	82.9	82.6	82.9	(0.3)	(0.4)%
Transaction related costs	—	—	—	—%	—	—	13.6	0.3	13.6	0.3	13.3	4,433.3%
Marketing, general and administrative	—	—	—	—%	—	—	67.0	62.4	67.0	62.4	4.6	7.4%
	243.9	213.6	30.3	14.2%	—	0.7	215.0	184.4	458.9	398.7	60.2	15.1%

Other income (expenses):
Interest expense, net of interest income									(143.4)	(114.0)	(29.4)	25.8%
SUMMIT Operator tax (expense) benefit									(2.8)	1.2	(4.0)	(333.3)%
Interest expense on senior obligations of consolidated securitization vehicles									(45.8)	(3.3)	(42.5)	1,287.9%
Depreciation and amortization									(187.9)	(154.0)	(33.9)	22.0%
Equity in net (loss) income from unconsolidated joint ventures									(30.9)	100.1	(131.0)	(130.9)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									84.9	19.0	65.9	346.8%
Income from debt fund investments, net									1.8	—	1.8	100.0%
Purchase price and other fair value adjustments									(8.1)	(36.3)	28.2	(77.7)%
(Loss) gain on sale of real estate, net									(1.7)	4.7	(6.4)	(136.2)%
Depreciable real estate reserves and impairment									(8.5)	(65.8)	57.3	(87.1)%
Gain on early extinguishment of debt									—	17.8	(17.8)	(100.0)%
Loan loss and other investment reserves, net of recoveries									71.3	—	71.3	100.0%
Gain on sale of marketable securities									10.2	—	10.2	100.0%
Net income (loss)									6.8	11.1	(4.3)	(38.7)%

Rental revenue
Rental revenues increased due primarily to the consolidation of 100 Park Avenue ($31.4 million) at the end of the fourth quarter of 2024 and 10 East 53rd Street ($7.4 million) at the end of the first quarter of 2024 and the acquisition of 500 Park Avenue ($12.5 million) in the first quarter of 2025.
The following table presents a summary of the commenced leasing activity for the nine months ended September 30, 2025 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	2,628,302
Property out of redevelopment	392,845
Acquired vacancies	11,118
Space which became available during the period (3)
• Office	919,462
• Retail	20,264
• Storage	6,066
	945,792
Total space available	3,978,057
Leased space commenced during the period:
• Office(4)	1,604,311	1,731,771	$79.39	$95.26	$126.86	11.2	10.7
• Retail	37,886	36,176	$101.55	$162.49	$47.59	9.6	16.4
• Storage	11,941	13,393	$46.44	$23.36	$34.08	5.9	9.4
Total leased space commenced	1,654,138	1,781,340	$79.60	$96.89	$124.55	11.2	10.8

Total available space at end of period	2,323,919

Early renewals
• Office	397,374	421,785	$83.48	$81.30	$39.35	4.8	6.4
• Retail	2,133	2,346	$191.76	$175.47	$—	6.0	5.0
• Storage	885	939	$32.50	$20.96	$—	4.0	10.8
Total early renewals	400,392	425,070	$83.97	$81.69	$39.05	4.8	6.4

Total commenced leases, including replaced previous vacancy
• Office		2,153,556	$80.20	$89.38	$109.72	10.0	9.9
• Retail		38,522	$107.04	$164.17	$44.69	9.4	15.7
• Storage		14,332	$45.53	$22.28	$31.85	5.8	9.5
Total commenced leases		2,206,410	$80.44	$90.57	$108.08	9.9	10.0
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $97.21 per rentable square feet for 220,110 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $95.42 per rentable square feet for 384,800 rentable square feet.
SUMMIT Operator revenue
SUMMIT Operator revenues were lower for the nine months ended September 30, 2025 as compared to the same period in 2024 due primarily to taking the Ascent experience offline for maintenance, which is a premium ticket that generates incremental revenue.

Investment income
Investment income increased due primarily to interest payments received on one CMBS investment ($10.0 million) during the nine months ended September 30, 2025. This increase was partially offset by a lower weighted average debt and preferred equity investment balance and weighted average yield for the nine months ended September 30, 2025 as compared to the same period in 2024. For the nine months ended September 30, 2025, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $308.4 million and 5.9%, respectively, as compared to $334.6 million and 7.1%, respectively, for the nine months ended September 30, 2024.
Interest income from real estate loans held by consolidated securitization vehicles
During the three months ended September 2024 and the nine months ended September 30, 2025, we acquired securities in CMBS securitization trusts that resulted in consolidation of the trusts on our financial statements. The amounts recorded include our interest income as well as the interest income associated with CMBS positions owned by third parties, which is offset by the amounts recorded in "Interest expense on senior obligations of consolidated securitization vehicles". As a result, the net impact is limited to the interest income on the CMBS we own directly and not the consolidated interest income and interest expense.
Other income
Other income decreased due primarily to fee income recognized during the nine months ended September 30, 2024 related to the sales of 625 Madison Avenue ($11.5 million) and 719 Seventh Avenue ($3.5 million). This is offset by management fees earned from the Fund ($5.2 million) and increased lease termination income ($3.9 million) during the nine months ended September 30, 2025.
Property operating expenses
Property operating expenses increased due primarily to the consolidation of 100 Park Avenue ($20.5 million) and 10 East 53rd Street ($4.4 million), the acquisition of 500 Park Avenue ($6.9 million) and an increase in real estate taxes at our Acquisition Properties ($4.5 million) and Same-Store Properties ($13.9 million).
SUMMIT Operator expenses
SUMMIT Operator expenses were lower for the nine months ended September 30, 2025 as compared to the same period in 2024 due to decreased variable expenses.
Transaction related costs
Transaction related costs increased for the nine months ended September 30, 2025 as compared to the same period in 2024 due primarily to the write off of expenses related to the Company's pursuit of a gaming license.
Marketing, general and administrative
Marketing, general, and administrative expenses increased to $67.0 million for the nine months ended September 30, 2025, as compared to $62.4 million for the same period in 2024 due primarily to higher compensation expenses.
Interest expense, net of interest income
Interest expense, net of interest income, increased due primarily to the consolidation of 100 Park Avenue ($18.7 million), a decrease in interest capitalization at properties that are under development or redevelopment ($17.2 million) and an increase in the interest rate on the mortgage at 420 Lexington Avenue ($7.5 million). These increases were offset by decreased interest expense from the revolving credit facility ($15.9 million) due to a lower outstanding balance, and the repayment of unsecured corporate term loans ($5.4 million) in the fourth quarter of 2024. The consolidated weighted average interest rate was 5.37% for the nine months ended September 30, 2025, as compared to 5.15% for the nine months ended September 30, 2024.
SUMMIT Operator tax (expense) benefit
SUMMIT Operator tax expense increased for the nine months ended September 30, 2025 as compared to the same period in 2024 due to an adjustment made in the third quarter of 2024 related to 2023 projected tax expense being more than 2023 actual tax expense.
Interest expense on senior obligations of consolidated securitization vehicles
During the three months ended September 30, 2024 and the nine months ended September 30, 2025, we acquired securities in CMBS securitization trusts that resulted in consolidation of the trusts on our financial statements. The amounts include the interest expense associated with CMBS positions owned by third parties, which is an offset to the third party interest income recognized in "Interest income from real estate loans held by consolidated securitization vehicles". As a result, the impact is limited to interest income on the CMBS we own directly and not the consolidated interest income and interest expense.
Depreciation and amortization
Depreciation and amortization increased primarily due to the consolidation of 100 Park Avenue ($14.8 million) and 10 East 53rd Street ($4.2 million) and the acquisition of 500 Park Avenue ($3.7 million) in the first quarter of 2025.
Equity in net (loss) income from unconsolidated joint ventures
Equity in net (loss) income from unconsolidated joint ventures decreased primarily due to gains on discounted debt extinguishments at 2 Herald Square ($126.6 million) and 280 Park Avenue ($22.9 million) during the nine months ended September 30, 2024. This was partially offset by the consolidation of 100 Park Avenue ($12.1 million) at the end of the fourth quarter of 2024.
Equity in net gain on sale of interest in unconsolidated joint venture/real estate
During the nine months ended September 30, 2025, we recognized a gain on the sale of our interest in One Vanderbilt Avenue ($87.3 million) offset by a loss on the sale of our interest in 85 Fifth Avenue ($2.3 million). During the nine months ended September 30, 2024, we recognized a gain on the sale of our interest in 717 Fifth Avenue ($24.9 million) offset by a loss on the sale of our interest in 625 Madison Avenue ($7.3 million).
Purchase price and other fair value adjustments
During the nine months ended September 30, 2025, we recorded a $13.0 million negative fair value adjustment related to the initial valuation of Palisades Conference Center and a $4.0 million negative fair value adjustment related to derivatives that are not designated as hedges for accounting purposes, partially offset by a $14.2 million positive fair value adjustment for the secured borrowing related to the previous sale of an interest at One Madison Avenue. During the nine months ended September 30, 2024, we recorded a $55.7 million negative fair value adjustment relating to the consolidation of 10 East 53rd Street and a $2.6 million negative fair value adjustment related to derivatives that are not designated as hedges for accounting purposes, partially offset by a $21.9 million positive fair value adjustment for the secured borrowing related to the previous sale of an interest at One Madison Avenue.
(Loss) gain on sale of real estate, net
During the nine months ended September 30, 2024, we recognized a gain on the sale of Palisades Premier Conference Center ($7.3 million) and a loss on the sale of 719 Seventh Avenue ($2.1 million).
Depreciable real estate reserves and impairment
During the nine months ended September 30, 2025, we recognized depreciable real estate reserves and impairments at 760 Madison Avenue ($8.5 million). During the nine months ended September 30, 2024, we recognized depreciable real estate reserves and impairments at 719 Seventh Avenue ($46.3 million) and 760 Madison Avenue ($13.7 million), reflective of $13.2 million of capitalized interest. In addition, during the nine months ended September 30, 2024, we recognized depreciable real estate reserves and impairments related to our investment at 625 Madison Avenue ($5.9 million), prior to the sale closing in the second quarter of 2024.
Gain on early extinguishment of debt
During the nine months ended September 30, 2024, we recognized a ($17.8 million) gain on discounted debt extinguishment at 719 Seventh Avenue.
Loan loss and other investment reserves, net of recoveries
During the nine months ended September 30, 2025, we recognized a loan loss recovery of $71.6 million related to the repayment of the mortgage investment at 522 Fifth Avenue.
Gain on sale of marketable securities
During the nine months ended September 30, 2025, we recognized a gain on marketable securities sold during the period ($10.2 million).
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
The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our financing and operating leases, as of September 30, 2025 are as follows (in thousands):

	Remaining 2025	2026	2027	2028	2029	Thereafter	Total
Property mortgages and other loans	$—	$555,148	$1,184,516	$284,663	$—	$264,055	$2,288,382
Revolving credit facility	—	—	390,000	—	—	—	390,000
Unsecured term loans	—	100,000	1,050,000	—	—	—	1,150,000
Senior unsecured notes	100,000	—	—	—	—	—	100,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	808	3,276	3,325	3,375	3,426	193,368	207,578
Operating leases	13,735	54,634	54,796	55,311	55,543	1,172,848	1,406,867
Estimated interest expense	50,193	186,204	85,488	30,605	27,018	268,034	647,542
Joint venture debt	10,085	1,180,172	1,742,323	382,294	—	2,490,300	5,805,174
Total	$174,821	$2,079,434	$4,510,448	$756,248	$85,987	$4,488,605	$12,095,543
We estimate that for the remainder of the year ending December 31, 2025, we expect to incur $39.4 million of leasing capital expenditures and $19.4 million of recurring capital expenditures on existing consolidated properties, of which $12.1 million will be funded by loan reserves. In addition, we expect to incur $22.9 million of development or redevelopment expenditures on existing consolidated properties, none of which will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $34.7 million, of which $18.3 million will be funded by construction financing facilities or loan reserves. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of September 30, 2025, we had liquidity of $1.1 billion, comprised of $852.5 million of availability under our revolving credit facility and $203.1 million of consolidated cash on hand, inclusive of $16.1 million of available-for-sale marketable securities. This liquidity excludes $94.6 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties or debt and preferred equity investments or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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

Cash, restricted cash, and cash equivalents were $357.0 million and $315.1 million as of September 30, 2025 and 2024, respectively, representing an increase of $41.9 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024	(Decrease) Increase
Net cash provided by operating activities	$54,420	$71,420	$(17,000)
Net cash used in investing activities	(41,101)	(37,475)	(3,626)
Net cash provided by (used in) financing activities	12,086	(54,339)	66,425
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third-party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(110,380)
Capital expenditures and capitalized interest	(20,261)
Acquisition deposits and deferred purchase price	2,767
Joint venture investments	226,365
Distributions from joint ventures	(5,585)
Proceeds from sales of real estate/partial interest in property	(265,983)
Cash and restricted cash assumed from consolidation of real estate investment	4,163
Debt and preferred equity and other investments	165,288
Increase in net cash used in investing activities	$(3,626)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $162.7 million for the nine months ended September 30, 2024 to $183.0 million for the nine months ended September 30, 2025 due to increased spending on development and redevelopment properties.
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
During the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, we used cash primarily for the following financing activities (in thousands):

Proceeds from our debt obligations	$(156,497)
Repayments of our debt obligations	174,442
Net distribution to noncontrolling interests	89,519
Other financing activities	(7,871)
Proceeds from stock options exercised and DRSPP issuance	(14,102)
Proceeds from issuance of common stock	(871)
Dividends and distributions paid	(18,195)
Increase in net cash provided by financing activities	$66,425
Capitalization
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2025, 71,028,166 shares of common stock and no shares of excess stock were issued and outstanding.

Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of September 30, 2025, 36,107,719 shares have been repurchased under the program, excluding the redemption of OP units. We did not repurchase any shares under the program during the nine months ended September 30, 2025.
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2024, the Company filed a new registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2025 and 2024, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock issued	984	338,704	3,187	341,180
Dividend reinvestments/stock purchases under the DRSPP	$58	$23,633	$189	$23,754
Sixth Amended and Restated 2005 Stock Option and Incentive Plan
The Sixth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2025 and its stockholders in June 2025 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 39,890,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of September 30, 2025, 9.3 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, and phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Deferred Compensation Plan for Directors
During the nine months ended September 30, 2025, 14,501 phantom stock units and 10,311 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.3 million during the three and nine months ended September 30, 2025, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.6 million during the three and nine months ended September 30, 2024, respectively, related to the Deferred Compensation Plan.
As of September 30, 2025, there were 92,805 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, 2022 term loan, senior unsecured notes and trust preferred securities outstanding as of September 30, 2025 and December 31, 2024, (amounts in thousands).

Debt Summary:	September 30, 2025	December 31, 2024
Balance
Fixed rate	$1,354,203	$1,182,474
Variable rate—hedged	2,249,663	2,075,000
Total fixed rate	3,603,866	3,257,474
Total variable rate	424,516	363,550
Total debt	$4,028,382	$3,621,024

Debt, preferred equity, and other investments subject to variable rate	$131,653	$117,006
Net exposure to variable rate debt	292,863	246,544

Percent of Total Debt:
Fixed rate	89.5%	90.0%
Variable rate (1)	10.5%	10.0%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	5.20%	5.18%
Variable rate	6.40%	5.17%
Effective interest rate	5.37%	5.17%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 7.5% and 7.0% as of September 30, 2025 and December 31, 2024, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on adjusted Term SOFR (4.13% and 4.33% as of September 30, 2025 and December 31, 2024, respectively). Our consolidated debt as of September 30, 2025 had a weighted average term to maturity of 2.70 years.
Certain of our debt and equity investments and other investments, with carrying values of $131.7 million as of September 30, 2025 and $117.0 million as of December 31, 2024, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our consolidated variable rate debt to total debt was 7.5% and 7.0% as of September 30, 2025 and December 31, 2024, respectively.

Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of September 30, 2025, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $100.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and November 19, 2025, respectively. Term Loan B has 2 six-month, as-of-right extension options to November 19, 2026. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2025, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of September 30, 2025, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 180 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2025, the facility fee was 30 basis points.
As of September 30, 2025, we had $7.5 million of outstanding letters of credit, $390.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $852.5 million under the 2021 credit facility. As of September 30, 2025 and December 31, 2024, the revolving credit facility had a carrying value of $387.4 million and $316.2 million, respectively, net of deferred financing costs. As of September 30, 2025 and December 31, 2024, the term loans had a carrying value of $1,147.3 million and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility.
The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of September 30, 2025, there have been no margin calls on the CMBS Repurchase Facility. At September 30, 2025, there was no outstanding balance on the facility.
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2025 and December 31, 2024, we were in compliance with all such covenants.

Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. As of September 30, 2025, $3.6 billion of our consolidated long-term debt and $5.6 billion of our share of joint venture long-term debt bears interest at fixed rates. Our variable rate debt and variable rate joint venture debt as of September 30, 2025 bore interest based on a spread to LIBOR of 145 basis points and Term SOFR of 148 basis points to 241 basis points. Based on the debt outstanding as of September 30, 2025, a hypothetical 100 basis point increase in the applicable floating interest rate curve would increase our share of consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $2.7 million and would increase our share of joint venture annual interest cost by $1.0 million. As of September 30, 2025, $0.1 billion of our debt and preferred equity portfolio was indexed to SOFR.
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
FFO for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to SL Green common stockholders	$24,874	$(13,279)	$(7,293)	$(2,298)
Add:
Depreciation and amortization	63,216	53,176	187,874	154,007
Joint venture depreciation and noncontrolling interest adjustments	124,984	71,539	246,348	218,035
Net income (loss) attributable to noncontrolling interests	4,395	(1,899)	(3,582)	(4,316)
Less:
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	86,872	371	84,926	19,006
Purchase price and other fair value adjustments	9,652	21,937	(5,291)	(33,765)
(Loss) gain on sale of real estate, net	(1,068)	7,471	(1,717)	4,730
Depreciable real estate reserves and impairment	—	—	(8,546)	(65,839)
Depreciable real estate reserves in unconsolidated joint venture	—	—	(1,780)	—
Depreciation on non-rental real estate assets	1,628	1,204	4,312	3,357
Funds from Operations attributable to SL Green common stockholders and unit holders	$120,385	$78,554	$351,443	$437,939
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2024 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2025, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A. RISK FACTORS
As of September 30, 2025, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
The following table summarizes share repurchases executed under the program, excluding the redemption of OP units, during the three months ended September 30, 2025:

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
101
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: October 31, 2025	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: October 31, 2025		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)