Form 10-Q
period 2026-03-31
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2026-05-01
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
As of April 29, 2026, 71,124,483 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of April 29, 2026, 301,545 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of March 31, 2026, the Company owns 92.37% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of March 31, 2026, noncontrolling investors held, in aggregate, a 7.63% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,848,531	$1,699,215
Building and improvements	4,298,249	4,012,305
Building leasehold and improvements	1,465,411	1,448,112
	7,612,191	7,159,632
Less: accumulated depreciation	(2,321,290)	(2,306,377)
	5,290,901	4,853,255
Assets held for sale	211,222	—
Cash and cash equivalents	143,867	155,747
Restricted cash	194,772	180,748
Investments in marketable securities	25,330	23,666
Tenant and other receivables	56,724	45,524
Related party receivables	25,161	16,293
Deferred rents receivable	262,730	266,678
Debt and preferred equity investments, net of discounts and deferred origination fees of $5 and $14 and allowances of $300 and $454 in 2026 and 2025, respectively	118,083	168,358
Investments in unconsolidated joint ventures	2,500,573	2,624,755
Debt fund investments, at fair value	293,243	152,958
Deferred costs, net of amortization of $178,841 and $174,617, respectively	129,428	129,019
Right-of-use assets - operating leases	909,377	864,430
Real estate loans held by consolidated securitization vehicles, at fair value	1,027,164	1,023,877
Other assets	570,175	577,299
Total assets (1)	$11,758,750	$11,082,607
Liabilities
Mortgages and other loans payable, net	$2,491,849	$2,146,049
Revolving credit facility, net	813,953	637,796
Unsecured term loans, net	1,142,660	1,147,591
Accrued interest payable	19,791	15,221
Senior obligations of consolidated securitization vehicles, at fair value	1,027,164	1,023,877
Other liabilities	241,392	392,756
Accounts payable and accrued expenses	118,912	134,621
Deferred revenue	168,980	147,419
Lease liability - financing leases	108,515	108,183
Lease liability - operating leases	851,142	805,192
Dividend and distributions payable	49,380	2,536
Security deposits	73,638	68,276
Liabilities related to assets held for sale	189,842	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,397,218	6,729,517

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2026	December 31, 2025
Commitments and contingencies (See Note 19)
Noncontrolling interests in Operating Partnership	259,415	241,371
Preferred units and redeemable equity	204,319	199,271

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2026 and December 31, 2025	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 71,124 and 71,159 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	711	711
Additional paid-in-capital	4,213,856	4,212,590
Accumulated other comprehensive loss	(7,287)	(22,198)
Retained deficit	(892,890)	(741,880)
Total SL Green stockholders' equity	3,536,322	3,671,155
Noncontrolling interests in other partnerships	361,476	241,293
Total equity	3,897,798	3,912,448
Total liabilities and equity	$11,758,750	$11,082,607

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $369.9 million and $185.2 million of land, $685.5 million and $207.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $8.0 million and $6.3 million of accumulated depreciation, $293.2 million and $153.0 million of debt fund investments, $1,027.2 million and $1,023.9 million of real estate loans held by consolidated securitization vehicles, $628.7 million and $862.5 million of other assets included in other line items, $856.1 million and $328.6 million of real estate debt, net, $2.3 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, $1,027.2 million and $1,023.9 million of senior obligations of consolidated securitization vehicles and $230.5 million and $287.5 million of other liabilities included in other line items as of March 31, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue, net	$186,876	$163,019
SUMMIT Operator revenue	24,142	22,534
Investment income	2,346	16,114
Interest income from real estate loans held by consolidated securitization vehicles	14,649	15,981
Fee income	20,006	12,275
Other income	5,061	9,923
Total revenues	253,080	239,846
Expenses
Operating expenses, including related party expenses of $2 in 2026 and $3 in 2025	61,457	56,062
Real estate taxes	41,912	37,217
Operating lease rent	6,944	6,106
SUMMIT Operator expenses	24,942	21,764
Interest expense, net of interest income	50,909	45,681
Amortization of deferred financing costs	2,802	1,687
SUMMIT Operator tax expense (benefit)	585	(45)
Interest expense on senior obligations of consolidated securitization vehicles	14,649	13,972
Depreciation and amortization	69,751	64,498
Loan loss and other investment reserves, net of recoveries	—	(25,039)
Transaction related costs	284	295
Marketing, general and administrative	22,786	21,724
Total expenses	297,021	243,922

Equity in net (loss) income from unconsolidated joint ventures	(20,780)	1,170
Income from debt fund investments, net	2,478	—
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(814)	—
Purchase price and other fair value adjustments	4,183	(9,611)
Gain (loss) on sale of real estate, net	16,636	(482)
Depreciable real estate reserves and impairments	(35,160)	(8,546)
Net loss	(77,398)	(21,545)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	6,678	1,465
Noncontrolling interests in other partnerships	(7,734)	4,897
Preferred units distributions	(2,199)	(2,154)
Net loss attributable to SL Green	(80,653)	(17,337)
Perpetual preferred stock dividends	(3,738)	(3,738)
Net loss attributable to SL Green common stockholders	$(84,391)	$(21,075)

Basic loss per share	$(1.20)	$(0.30)
Diluted loss per share	$(1.20)	$(0.30)

Basic weighted average common shares outstanding	70,687	70,424
Diluted weighted average common shares and common share equivalents outstanding	70,687	70,424
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(77,398)	$(21,545)
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	13,833	(25,352)
Increase in unrealized value of marketable securities	1,663	695
Foreign currency translation adjustments	361	—
Other comprehensive income (loss)	15,857	(24,657)
Comprehensive loss	(61,541)	(46,202)
Net (loss) income attributable to noncontrolling interests and preferred units distributions	(3,255)	4,208
Other comprehensive (loss) income attributable to noncontrolling interests	(946)	1,619
Comprehensive loss attributable to SL Green	$(65,742)	$(40,375)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2025	$221,932	71,159	$711	$4,212,590	$—	$(22,198)	$(741,880)	$241,293	$3,912,448
Net loss							(80,653)	7,734	(72,919)
Other comprehensive income						14,911			14,911
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		1		62					62
Conversion of units in the Operating Partnership for common stock		1							—
Measurement adjustment for redeemable noncontrolling interest							(22,901)		(22,901)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(37)		1,204				466	1,670
Contributions to consolidated joint venture interests								40,399	40,399
Contributions to debt fund investments								81,725	81,725
Distributions from debt fund investments								(1,821)	(1,821)
Cash distributions to noncontrolling interests								(8,320)	(8,320)
Cash distributions declared ($0.618 per common share, none of which represented a return of capital for federal income tax purposes)							(43,718)		(43,718)
Balance at March 31, 2026	$221,932	71,124	$711	$4,213,856	$—	$(7,287)	$(892,890)	$361,476	$3,897,798

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$711	$4,159,562	$—	$18,196	$(449,101)	$118,651	$4,069,951
Net loss							(17,337)	(4,897)	(22,234)
Other comprehensive loss						(23,038)			(23,038)
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		1		75					75
Conversion of units in the Operating Partnership for common stock		4							—
Measurement adjustment for redeemable noncontrolling interest							(12,940)		(12,940)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(86)	(1)	(2,524)					(2,525)
Repurchases of common stock				(871)					(871)
Contributions to consolidated joint venture interests								3,437	3,437
Cash distributions to noncontrolling interests								(221)	(221)
Cash distributions declared ($0.773 per common share, none of which represented a return of capital for federal income tax purposes)							(54,469)		(54,469)
Balance at March 31, 2025	$221,932	71,016	$710	$4,156,242	$—	$(4,842)	$(537,585)	$116,970	$3,953,427

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(77,398)	$(21,545)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	69,751	64,498
Amortization of deferred financing costs	2,802	1,687
Equity in net loss (income) from unconsolidated joint ventures	20,780	(1,170)
Distributions of cumulative earnings from unconsolidated joint ventures	159	122
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	814	—
Purchase price and other fair value adjustments	(4,183)	9,611
Depreciable real estate reserves and impairments	35,160	8,546
(Gain) loss on sale of real estate, net	(16,636)	482
Loan loss reserves and other investment reserves, net of recoveries	—	(25,039)
Deferred rents receivable	(2,606)	3,586
Non-cash lease expense	5,549	5,191
Other non-cash adjustments	13,588	9,499
Changes in operating assets and liabilities:
Tenant and other receivables	(12,031)	(6,046)
Related party receivables	(9,020)	8,334
Deferred lease costs	(9,629)	(4,469)
Other assets	(37,022)	(28,978)
Accounts payable, accrued expenses, other liabilities and security deposits	476	(8,182)
Deferred revenue	6,404	(5,097)
Lease liability - operating leases	(4,546)	(4,320)
Net cash (used in) provided by operating activities	(17,588)	6,710
Investing Activities
Acquisitions of real estate property	(664,131)	(112,440)
Additions to land, buildings and improvements	(103,614)	(74,239)
Investments in unconsolidated joint ventures	(45,924)	(36,786)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	177,610	9,460
Net proceeds from disposition of real estate/joint venture interest	53,714	93,520
Proceeds from sale or redemption of marketable securities	—	10,973
Investments in real estate loans held by consolidated securitization vehicles	—	(49,296)
Other investments	614	(5,679)
Origination or purchase of debt fund investments	(139,161)	(11,786)
Repayments or redemption of debt and preferred equity investments	28,500	—
Net cash used in investing activities	(692,392)	(176,273)

Financing Activities
Proceeds from mortgages and other loans payable	620,418	89,253
Repayments of mortgages and other loans payable	(87,401)	(3,550)
Proceeds from revolving credit facility, term loans and unsecured notes	670,410	420,000

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Repayments of revolving credit facility, term loans and unsecured notes	(485,410)	(250,000)
Proceeds from stock options exercised and DRSPP issuance	62	75
Proceeds from issuance of common stock	—	(871)
Redemption of OP units	(4,595)	(11,267)
Distributions to noncontrolling interests in other partnerships	(8,320)	(221)
Contributions from noncontrolling interests in other partnerships	40,399	3,386
Distributions to noncontrolling interests in the Operating Partnership	(3,614)	(4,155)
Contributions from noncontrolling interests to debt fund investments	81,725	—
Distributions from debt fund investments	(1,821)	—
Dividends paid on common and preferred stock	(2,811)	(60,196)
Other obligations related to secured borrowing	(75,294)	—
Tax withholdings related to restricted share awards	(6,283)	(6,850)
Deferred loan costs	(25,341)	(651)
Net cash provided by financing activities	712,124	174,953
Net increase in cash, cash equivalents, and restricted cash	2,144	5,390
Cash, cash equivalents, and restricted cash at beginning of year	336,495	331,638
Cash, cash equivalents, and restricted cash at end of period	$338,639	$337,028

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of preferred units relating to a real estate acquisition	$5,800	$—
Assumption of mortgage loans	12,200	—
Measurement adjustment for redeemable noncontrolling interest	22,901	12,940
Contribution to consolidated joint venture interest	—	51
Transfer of assets related to assets held for sale	211,222	—
Transfer of liabilities related to assets held for sale	189,842	—
Removal of fully depreciated commercial real estate properties	—	1,095
Consolidation of securitization vehicle assets	—	828,143
Consolidation of securitization vehicle liabilities	—	828,143
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$143,867	$180,133
Restricted cash	194,772	156,895
Total cash, cash equivalents, and restricted cash	$338,639	$337,028

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,848,531	$1,699,215
Building and improvements	4,298,249	4,012,305
Building leasehold and improvements	1,465,411	1,448,112
	7,612,191	7,159,632
Less: accumulated depreciation	(2,321,290)	(2,306,377)
	5,290,901	4,853,255
Assets held for sale	211,222	—
Cash and cash equivalents	143,867	155,747
Restricted cash	194,772	180,748
Investments in marketable securities	25,330	23,666
Tenant and other receivables	56,724	45,524
Related party receivables	25,161	16,293
Deferred rents receivable	262,730	266,678
Debt and preferred equity investments, net of discounts and deferred origination fees of $5 and $14 and allowances of $300 and $454 in 2026 and 2025, respectively	118,083	168,358
Investments in unconsolidated joint ventures	2,500,573	2,624,755
Debt fund investments, at fair value	293,243	152,958
Deferred costs, net of amortization of $178,841 and $174,617, respectively	129,428	129,019
Right-of-use assets - operating leases	909,377	864,430
Real estate loans held by consolidated securitization vehicles, at fair value	1,027,164	1,023,877
Other assets	570,175	577,299
Total assets (1)	$11,758,750	$11,082,607
Liabilities
Mortgages and other loans payable, net	$2,491,849	$2,146,049
Revolving credit facility, net	813,953	637,796
Unsecured term loans, net	1,142,660	1,147,591
Accrued interest payable	19,791	15,221
Senior obligations of consolidated securitization vehicles, at fair value	1,027,164	1,023,877
Other liabilities	241,392	392,756
Accounts payable and accrued expenses	118,912	134,621
Deferred revenue	168,980	147,419
Lease liability - financing leases	108,515	108,183
Lease liability - operating leases	851,142	805,192
Dividend and distributions payable	49,380	2,536
Security deposits	73,638	68,276
Liabilities related to assets held for sale	189,842	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,397,218	6,729,517

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2026	December 31, 2025
Commitments and contingencies (See Note 19)
Limited partner interests in SLGOP (5,704 and 4,538 limited partner common units outstanding at March 31, 2026 and December 31, 2025, respectively)	259,415	241,371
Preferred units and redeemable equity	204,319	199,271
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both March 31, 2026 and December 31, 2025	221,932	221,932
SL Green partners' capital (768 and 757 general partner common units and 70,356 and 70,402 limited partner common units outstanding at March 31, 2026 and December 31, 2025, respectively)	3,321,677	3,471,421
Accumulated other comprehensive loss	(7,287)	(22,198)
Total SLGOP partners' capital	3,536,322	3,671,155
Noncontrolling interests in other partnerships	361,476	241,293
Total capital	3,897,798	3,912,448
Total liabilities and capital	$11,758,750	$11,082,607

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $369.9 million and $185.2 million of land, $685.5 million and $207.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $8.0 million and $6.3 million of accumulated depreciation, $293.2 million and $153.0 million of debt fund investments, $1,027.2 million and $1,023.9 million of real estate loans held by consolidated securitization vehicles, $628.7 million and $862.5 million of other assets included in other line items, $856.1 million and $328.6 million of real estate debt, net, $2.3 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, $1,027.2 million and $1,023.9 million of senior obligations of consolidated securitization vehicles and $230.5 million and $287.5 million of other liabilities included in other line items as of March 31, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue, net	$186,876	$163,019
SUMMIT Operator revenue	24,142	22,534
Investment income	2,346	16,114
Interest income from real estate loans held by consolidated securitization vehicles	14,649	15,981
Fee income	20,006	12,275
Other income	5,061	9,923
Total revenues	253,080	239,846
Expenses
Operating expenses, including related party expenses of $2 in 2026, and $3 in 2025	61,457	56,062
Real estate taxes	41,912	37,217
Operating lease rent	6,944	6,106
SUMMIT Operator expenses	24,942	21,764
Interest expense, net of interest income	50,909	45,681
Amortization of deferred financing costs	2,802	1,687
SUMMIT Operator tax expense (benefit)	585	(45)
Interest expense on senior obligations of consolidated securitization vehicles	14,649	13,972
Depreciation and amortization	69,751	64,498
Loan loss and other investment reserves, net of recoveries	—	(25,039)
Transaction related costs	284	295
Marketing, general and administrative	22,786	21,724
Total expenses	297,021	243,922

Equity in net (loss) income from unconsolidated joint ventures	(20,780)	1,170
Income from debt fund investments, net	2,478	—
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(814)	—
Purchase price and other fair value adjustments	4,183	(9,611)
Gain (loss) on sale of real estate, net	16,636	(482)
Depreciable real estate reserves and impairments	(35,160)	(8,546)
Gain on sale of marketable securities	—	—
Gain on early extinguishment of debt	—	—
Net loss	(77,398)	(21,545)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	(7,734)	4,897
Preferred units distributions	(2,199)	(2,154)
Net loss attributable to SLGOP	(87,331)	(18,802)
Perpetual preferred unit dividends	(3,738)	(3,738)
Net loss attributable to SLGOP common unitholders	$(91,069)	$(22,540)

Basic loss per unit	$(1.21)	$(0.32)
Diluted loss per unit	$(1.21)	$(0.32)

Basic weighted average common units outstanding	75,667	74,527
Diluted weighted average common units and common unit equivalents outstanding	75,667	74,527
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(77,398)	$(21,545)
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	13,833	(25,352)
Increase in unrealized value of marketable securities	1,663	695
Foreign currency translation adjustments	361	—
Other comprehensive income (loss)	15,857	(24,657)
Comprehensive loss	(61,541)	(46,202)
Net (income) loss attributable to noncontrolling interests	(7,734)	4,897
Other comprehensive (loss) income attributable to noncontrolling interests	(946)	1,619
Comprehensive loss attributable to SLGOP	$(70,221)	$(39,686)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2025	$221,932	71,159	$3,471,421	$(22,198)	$241,293	$3,912,448
Net loss			(87,331)		7,734	(79,597)
Net loss attributable to partnership units			6,678			6,678
Other comprehensive income				14,911		14,911
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		1	62			62
Conversion of common units		1				—
Measurement adjustment for redeemable noncontrolling interest			(22,901)			(22,901)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		(37)	1,204		466	1,670
Contributions to consolidated joint venture interests					40,399	40,399
Contributions to debt fund investments					81,725	81,725
Distributions from debt fund investments					(1,821)	(1,821)
Cash distributions to noncontrolling interests					(8,320)	(8,320)
Cash distributions declared ($0.618 per common unit, none of which represented a return of capital for federal income tax purposes)			(43,718)			(43,718)
Balance at March 31, 2026	$221,932	71,124	$3,321,677	$(7,287)	$361,476	$3,897,798

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$3,711,172	$18,196	$118,651	$4,069,951
Net loss			(18,802)		(4,897)	(23,699)
Net income attributable to partnership units			1,465			1,465
Other comprehensive loss				(23,038)		(23,038)
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		1	75			75
Conversion of common units		4				—
Measurement adjustment for redeemable noncontrolling interest			(12,940)			(12,940)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		(86)	(2,525)			(2,525)
Proceeds from issuance of common stock			(871)			(871)
Contributions to consolidated joint venture interests					3,437	3,437
Cash distributions to noncontrolling interests					(221)	(221)
Cash distributions declared ($0.773 per common unit, none of which represented a return of capital for federal income tax purposes)			(54,469)			(54,469)
Balance at March 31, 2025	$221,932	71,016	$3,619,367	$(4,842)	$116,970	$3,953,427

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(77,398)	$(21,545)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	69,751	64,498
Amortization of deferred financing costs	2,802	1,687
Equity in net loss (income) from unconsolidated joint ventures	20,780	(1,170)
Distributions of cumulative earnings from unconsolidated joint ventures	159	122
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	814	—
Purchase price and other fair value adjustments	(4,183)	9,611
Depreciable real estate reserves and impairments	35,160	8,546
(Gain) loss on sale of real estate, net	(16,636)	482
Loan loss reserves and other investment reserves, net of recoveries	—	(25,039)
Deferred rents receivable	(2,606)	3,586
Non-cash lease expense	5,549	5,191
Other non-cash adjustments	13,588	9,499
Changes in operating assets and liabilities:
Tenant and other receivables	(12,031)	(6,046)
Related party receivables	(9,020)	8,334
Deferred lease costs	(9,629)	(4,469)
Other assets	(37,022)	(28,978)
Accounts payable, accrued expenses, other liabilities and security deposits	476	(8,182)
Deferred revenue	6,404	(5,097)
Lease liability - operating leases	(4,546)	(4,320)
Net cash (used in) provided by operating activities	(17,588)	6,710
Investing Activities
Acquisitions of real estate property	(664,131)	(112,440)
Additions to land, buildings and improvements	(103,614)	(74,239)
Investments in unconsolidated joint ventures	(45,924)	(36,786)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	177,610	9,460
Net proceeds from disposition of real estate/joint venture interest	53,714	93,520
Proceeds from sale or redemption of marketable securities	—	10,973
Investments in real estate loans held by consolidated securitization vehicles	—	(49,296)
Other investments	614	(5,679)
Origination or purchase of debt fund investments	(139,161)	(11,786)
Repayments or redemption of debt and preferred equity investments	28,500	—
Net cash used in investing activities	(692,392)	(176,273)

Financing Activities
Proceeds from mortgages and other loans payable	620,418	89,253
Repayments of mortgages and other loans payable	(87,401)	(3,550)
Proceeds from revolving credit facility, term loans and unsecured notes	670,410	420,000
Repayments of revolving credit facility, term loans and unsecured notes	(485,410)	(250,000)
Proceeds from stock options exercised and DRSPP issuance	62	75

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Proceeds from issuance of common stock	—	(871)
Redemption of OP units	(4,595)	(11,267)
Distributions to noncontrolling interests in other partnerships	(8,320)	(221)
Contributions from noncontrolling interests in other partnerships	40,399	3,386
Acquisition of subsidiary interest from noncontrolling interest	—	—
Contributions from noncontrolling interests to debt fund investments	81,725	—
Distributions from debt fund investments	(1,821)	—
Dividends paid on common and preferred stock	(6,425)	(64,351)
Other obligations related to secured borrowing	(75,294)	—
Tax withholdings related to restricted share awards	(6,283)	(6,850)
Deferred loan costs	(25,341)	(651)
Principal payments on financing lease liabilities	—	—
Net cash provided by financing activities	712,124	174,953
Net increase in cash, cash equivalents, and restricted cash	2,144	5,390
Cash, cash equivalents, and restricted cash at beginning of year	336,495	331,638
Cash, cash equivalents, and restricted cash at end of period	$338,639	$337,028

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of preferred units relating to a real estate acquisition	$5,800	$—
Assumption of mortgage loans	12,200	—
Measurement adjustment for redeemable noncontrolling interest	22,901	12,940
Contribution to consolidated joint venture interest	—	51
Transfer of assets related to assets held for sale	211,222	—
Transfer of liabilities related to assets held for sale	189,842	—
Removal of fully depreciated commercial real estate properties	—	1,095
Consolidation of securitization vehicle assets	—	828,143
Consolidation of securitization vehicle liabilities	—	828,143
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$143,867	$180,133
Restricted cash	194,772	156,895
Total cash, cash equivalents, and restricted cash	$338,639	$337,028
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2026
(unaudited)
1. Organization and Basis of Presentation
SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership provides services to properties that are wholly-owned by us, certain joint ventures, and third parties. The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2026, noncontrolling investors held, in the aggregate, a 7.63% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On March 31, 2026, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office	17		10,102,852	10	13,868,633	27	23,971,485	94.4%
	Retail	3	(2)	338,545	1	12,719	4	351,264	86.5%
	Development/Redevelopment	5	(3)	1,249,983	—	—	5	1,249,983	N/A
		25		11,691,380	11	13,881,352	36	25,572,732	94.3%
Suburban	Office	6		732,800	—	—	6	732,800	79.6%
Total commercial properties		31		12,424,180	11	13,881,352	42	26,305,532	93.9%
Residential:
Manhattan	Residential	2	(2) (3)	363,237	1	221,884	3	585,121	99.2%
Total core portfolio		33		12,787,417	12	14,103,236	45	26,890,653	94.0%

	Alternative Strategy Portfolio	—		—	5	2,509,307	5	2,509,307	59.2%
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
(2)As of March 31, 2026, we consolidated a building at 315 West 33rd Street that was comprised of approximately 222,855 square feet (unaudited) of residential space and approximately 270,132 square feet (unaudited) of retail space. For the purpose of this report, we have included this building in the number of residential properties we own. We have included only the residential square footage in total residential square footage, and have included the retail square footage in total retail square footage.
(3)As of March 31, 2026, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office, which is under redevelopment, and retail space. For the purpose of this report, we have included this building in the number of residential properties we own. We have included only the residential square footage in total residential square footage and have included the balance of the square footage as development square footage. As of March 31, 2026, the residential and retail condominium units were classified as held for sale following the execution of an agreement to sell those units for $220.5 million. See Note 4, "Property Dispositions and Properties Held for Sale."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
As of March 31, 2026, we also managed three properties owned by third parties encompassing approximately 0.8 million square feet (unaudited).
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at March 31, 2026 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 of the Company and the Operating Partnership.
The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Reclassification
In accordance with Accounting Standards Codification ("ASC") Topic 205, Presentation of Financial Statements, certain prior period balances have been reclassified to conform to our current year presentation.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we have significant influence, but do not control, through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. See Note 5, "Investments in Unconsolidated Joint Ventures." and Note 7, "Debt and Preferred Equity Investments." All significant intercompany balances and transactions have been eliminated.
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
March 31, 2026
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
Properties are individually evaluated for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) and terminal value to be generated by the property is less than the carrying value of the property taking into account the appropriate capitalization rate in determining the future terminal value. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with ASC Topic 820, Fair Value Measurement ("ASC 820"). We also evaluate our real estate consolidated properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded.
For the three months ended March 31, 2026, and 2025 we recognized a reduction of rental revenues of ($0.5 million) and ($1.6 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Identified intangible assets (included in other assets):
Gross amount	$459,362	$365,454
Accumulated amortization	(237,276)	(224,360)
Total, net	$222,086	$141,094
Identified intangible liabilities (included in deferred revenue):
Gross amount	$259,386	$242,136
Accumulated amortization	(209,890)	(207,798)
Total, net	$49,496	$34,338

Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Debt Fund Investments
Through wholly-owned subsidiaries, we are the general partner and investment manager of SLG Opportunistic Debt Fund LP and SLG Opportunistic Debt Parallel Fund LP (collectively, the "Fund"). The Fund is accounted for under ASC Topic 946, Financial Services - Investment Companies ("ASC 946") and its investments are reported on our balance sheet at fair value, with changes in value each period recognized on the income statement. We consolidate the balances of the Fund into our consolidated financial statements because the Fund is a VIE in which we are considered the primary beneficiary, retaining the fair value basis of accounting. See Note 6, "Debt Fund."
Investments in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of March 31, 2026, we did not have any debt securities designated as trading. We account for our available-for-sale securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method.
We account for our held-to-maturity securities at amortized cost basis. Credit losses for our held-to-maturity debt securities are recognized in accordance with ASC Topic 326, Financial Instruments — Credit Losses ("ASC 326"). No allowance for loan losses were recognized for the three months ended March 31, 2026 and 2025.
We account for marketable equity securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported in net income.
As of March 31, 2026 and December 31, 2025, we held the following commercial mortgage-backed securities ("CMBS") (in thousands):

	March 31, 2026	December 31, 2025
Commercial mortgage-backed securities - available-for-sale	$25,330	$23,666
Commercial mortgage-backed securities - held-to-maturity	$—	$—
Total investment in marketable securities	$25,330	$23,666

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
The cost basis of the available-for-sale CMBS was $24.4 million and $24.4 million as of March 31, 2026 and December 31, 2025, respectively. These securities mature at various times through 2045. As of March 31, 2026, six securities were in an unrealized gain position of $1.0 million with a fair market value of $16.5 million, and two securities were in an unrealized loss position of $0.1 million with a fair market value of $8.9 million. As of December 31, 2025, five securities were in an unrealized gain position of $0.3 million with a fair market value of $12.5 million, and four securities were in an unrealized loss position of $1.0 million and fair market value of $11.2 million.
During the three months ended March 31, 2026 and March 31, 2025, we did not dispose of any CMBS.
During the three months ended March 31, 2026, we did not receive repayments of any CMBS. During the three months ended March 31, 2025, we received aggregate net proceeds of $5.3 million from the repayment of CMBS.
We held no equity marketable securities as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, we consolidated the following CMBS securitization trusts (in thousands):

	March 31, 2026		December 31, 2025		Maturity (2)
Type	Fair Value	Principal Value	Fair Value	Principal Value
Real estate loans held by consolidated securitization vehicles (1)	$1,027,164	$1,119,044	$1,023,877	$1,119,044	2023 - 2027
Senior obligations of consolidated securitization vehicles	1,027,164	1,119,044	1,023,877	1,119,044	2023 - 2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	$—	$—	$—	$—
(1)Excludes real estate loans held by the Fund.
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
March 31, 2026
(unaudited)
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
Through the Fund we hold an investment in a CMBS securitization trust that qualifies as a VIE. We evaluated our involvement with the securitization trust and determined that we are not the primary beneficiary. Accordingly, the securitization trust is not consolidated in our financial statements. The maximum exposure to loss is limited to the carrying amount of the Fund's investment in the trust.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint venture's actual and projected cash flows. Aside from charges noted in Note 5, "Investments in Unconsolidated Joint Ventures," or Note 16, "Fair Value Measurements," we do not believe that the values of any of our equity investments were impaired at March 31, 2026.
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
March 31, 2026
(unaudited)
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
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of March 31, 2026 and December 31, 2025 was $4.2 million and $3.1 million, respectively, and is included in "Deferred revenue" on the consolidated balance sheets.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
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
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state and local corporate tax liability for these entities. During the three months ended March 31, 2026 we recorded Federal, state, and local tax benefits of $1.2 million for these entities, excluding SUMMIT. During the three months ended March 31, 2025, we recorded Federal, state, and local tax expense of $0.5 million, for these entities, excluding SUMMIT.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
SUMMIT is held in a TRS and pays Federal, state and local taxes. During the three months ended March 31, 2026, we recorded Federal, state, and local tax expense for SUMMIT of $0.6 million. During the three months ended March 31, 2025 we recorded Federal, state and local tax benefits for SUMMIT of $0.1 million.
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
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. No tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, for the three months ended March 31, 2026.
For the three months ended March 31, 2026, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended March 31, 2026
One Vanderbilt Avenue	12.0%
11 Madison Avenue	8.1%
245 Park Avenue	7.0%
420 Lexington Avenue	6.7%
1515 Broadway	5.8%
Accounting Standards Updates
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of ASU 2025-11 on our consolidated financial statements.
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
March 31, 2026
(unaudited)
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
3. Property Acquisitions and Consolidations
Property Acquisitions
The following table summarizes the properties acquired during the three months ended March 31, 2026:

Property	Acquisition Date	Property Type	Unaudited Approximate Square Feet	Gross Asset Valuation (in millions) (1)
65 East 55th Street (Park Avenue Tower)	January 2026	Fee Interest	622,000	$768.4
Commercial Condominium at 610 Park Avenue	March 2026	Fee Interest	18,000	$18.5
(1)Represents the gross asset valuation of the property before closing costs and adjustments.
Property Consolidations
During the three months ended March 31, 2026, we did not consolidate any unconsolidated joint venture properties.
4. Property Dispositions and Properties Held for Sale
Property Dispositions
The following table summarizes the properties sold during the three months ended March 31, 2026:

Property	Disposition Date	Property Type	Unaudited Approximate Square Feet	Sales Price (1) (in millions)	Gain on Sale(2) (in millions)
690 Madison Avenue	February 2026	Fee Interest	7,850	$54.5	$15.3
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The gain on sale is net of $3.9 million of employee compensation recognized in connection with the property disposition. Amounts do not include adjustments for expenses recorded in subsequent periods.

Properties Held for Sale
As of March 31, 2026, the residential and retail condominium units at 7 Dey Street were classified as held for sale following the execution of an agreement to sell the units for $220.5 million. The transaction is subject to customary closing conditions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
5. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various third-party partners. As of March 31, 2026, the book value of these investments was $2.5 billion, net of investments with negative book values totaling $223.0 million for which we have an implicit commitment to fund future capital needs.
As of March 31, 2026, we have one unconsolidated joint venture that is a VIE with a carrying value of $22.3 million. Our maximum loss is limited to the amount of our equity investment in this VIE. As of December 31, 2025, there were no unconsolidated joint ventures that were VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies."
As we have the ability to exercise significant influence over, but do not control, the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of March 31, 2026:

Property	Partner	Economic Interest (1)	Unaudited Approximate Square Feet
919 Third Avenue	New York State Teacher's Retirement System	51.00%	1,454,000
11 West 34th Street (2)	Private Investor / Wharton Properties	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	1,219,158
1552 Broadway	Wharton Properties	50.00%	57,718
650 Fifth Avenue (2) (3)	Wharton Properties	50.00%	69,214
11 Madison Avenue	PGIM Real Estate	60.00%	2,314,000
One Vanderbilt Avenue	National Pension Service of Korea / Hines Interest LP / Mori Building Co., Ltd	55.01%	1,657,198
Worldwide Plaza (2)	RXR Realty / New York REIT	25.05%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	1,750,000
2 Herald Square (2)	Israeli Institutional Investor	95.00%	369,000
115 Spring Street (2)	Private Investor	51.00%	5,218
15 Beekman	A fund managed by Meritz Alternative Investment Management	20.00%	221,884
One Madison Avenue (4)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	1,135,000
450 Park Avenue (5)	Korean Institutional Investor / Israeli Institutional Investor	25.10%	337,000
245 Park Avenue	U.S. Affiliate of Mori Trust Co., Ltd	50.10%	1,782,793
625 Madison Avenue (6)	Private Investor	50.00%	563,000
100 Park Avenue	Rockpoint Capital	50.80%	834,000
(1)Economic interest represents the Company's interests in the joint venture as of March 31, 2026. Changes in economic interests within the current year are disclosed in the notes below.
(2)Included in the Company's alternative strategy portfolio.
(3)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(4)In 2021, the Company admitted an additional partner with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC Topic 860, Transfers and Servicing ("ASC 860") and, as a result, was treated as a secured borrowing for accounting purposes and is included in "Other liabilities" on our consolidated balance sheets at March 31, 2026 and December 31, 2025.
(5)The Company's 25.1% economic interest is net of a 25.0% economic interest held by a third party. The third-party's economic interest is held in a joint venture that we consolidate as a 50.1% ownership interest. The third party's 25.0% economic interest is recognized in "Noncontrolling interests in other partnerships" on our consolidated balance sheet. A separate third-party owns the remaining 49.9% economic interest in the property.
(6)In connection with the sale of the fee ownership in the property, which closed in May 2024, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. In July 2025, the Company sold 50.0% of the joint venture entity that originated the preferred equity investment for $104.9 million. In conjunction with this transaction, the Company also acquired the remaining interest in the joint venture for $23.7 million and sold 50.0% of that interest for $10.9 million. In October 2025, the Company sold its interest in the joint venture to the Fund. The sale did not meet sale accounting under ASC 860 and, as a result, the investment in the joint venture is still presented within "Investments in unconsolidated joint ventures" on our consolidated balance sheet. The investment has a balance of $127.1 million, net of unamortized discounts and loan loss reserves, with an aggregate weighted average current yield of 15.13% as of March 31, 2026.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
Disposition of Joint Venture Interests or Properties
We did not dispose of any investments in unconsolidated joint ventures during the three months ended March 31, 2026.
Acquisition of Joint Venture Interests or Properties
We did not acquire any investments in unconsolidated joint ventures during the three months ended March 31, 2026.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases, we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of March 31, 2026 and December 31, 2025, respectively, are as follows (dollars in thousands):

						Principal Outstanding		Principal Outstanding
	Economic	Current Maturity	Final Maturity	Interest		March 31, 2026		December 31, 2025
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:
919 Third Avenue	51.00%	April 2026 ⁽⁴⁾	April 2028 ⁽⁴⁾		6.16%	$500,000	$255,000	$500,000	$255,000
650 Fifth Avenue ⁽⁵⁾	50.00%	July 2026	July 2026		5.45%	65,000	32,500	65,000	32,500
115 Spring Street ⁽⁵⁾	51.00%	September 2026	September 2026		5.50%	65,550	33,431	65,550	33,431
280 Park Avenue	50.00%	September 2026	September 2028		5.84%	1,075,000	537,500	1,075,000	537,500
1515 Broadway	56.87%	March 2027	March 2028		3.93%	678,215	385,694	718,949	408,859
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	885,768	1,768,000	885,768
Worldwide Plaza ⁽⁵⁾	25.05%	November 2027	November 2027		3.98%	1,200,000	300,600	1,200,000	300,600
220 East 42nd Street	51.00%	December 2027	December 2027		6.77%	496,412	253,170	496,412	253,170
100 Park Avenue	50.80%	January 2028	January 2029		5.73%	382,872	194,499	382,872	194,499
15 Beekman	20.00%	January 2028	January 2028		4.83%	117,000	23,400	120,000	24,000
11 Madison Avenue	60.00%	October 2030	October 2030		5.62%	1,400,000	840,000	1,400,000	840,000
One Madison Avenue	25.50%	April 2031	April 2031		5.81%	1,650,000	420,750	—	—
One Vanderbilt Avenue	55.01%	July 2031	July 2031		2.95%	3,000,000	1,650,300	3,000,000	1,650,300
Total fixed rate debt						$12,398,049	$5,812,612	$10,791,783	$5,415,627
Floating Rate Debt:
11 West 34th Street ⁽⁵⁾	30.00%	February 2023 ⁽⁶⁾	February 2023 ⁽⁶⁾	L+	1.45%	$23,000	$6,900	$23,000	$6,900
450 Park Avenue	25.10%	June 2026	June 2027	S+	2.10%	290,435	72,899	290,435	72,899
650 Fifth Avenue ⁽⁵⁾	50.00%	July 2026	July 2026	S+	2.25%	210,000	105,000	210,000	105,000
One Madison Avenue						—	—	1,163,814	296,772
Total floating rate debt						$523,435	$184,799	$1,687,249	$481,571
Total joint venture mortgages and other loans payable						$12,921,484	$5,997,411	$12,479,032	$5,897,198
Deferred financing costs, net						(110,972)	(53,333)	(100,882)	(50,476)
Total joint venture mortgages and other loans payable, net						$12,810,512	$5,944,078	$12,378,150	$5,846,722
(1)Economic interest represents the Company's interests in the joint venture as of March 31, 2026. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(3)Interest rates as of March 31, 2026, taking into account interest rate hedges at the joint venture. Corporate interest rate hedges are not taken into consideration. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S").
(4)In April 2026, the maturity date of the loan was extended to April 2027.
(5)Included in the Company's alternative strategy portfolio.
(6)In April 2026, the lender foreclosed on the property. As a result, the joint venture no longer owns the property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We recognized $4.3 million and $2.6 million from these services, net of our ownership share of the joint ventures, for the three months ended March 31, 2026, and 2025, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets (1)
Commercial real estate property, net	$15,428,309	$15,434,243
Cash and restricted cash	777,366	647,413
Tenant and other receivables, related party receivables, and deferred rents receivable	813,157	771,123
Debt and preferred equity investments, net	270,986	262,506
Right-of-use assets	820,104	824,088
Other assets	1,636,392	1,685,360
Total assets	$19,746,314	$19,624,733
Liabilities and equity (1)
Mortgages and other loans payable, net	$12,810,512	$12,378,150
Deferred revenue	841,807	852,035
Lease liabilities	907,808	908,988
Other liabilities	471,370	484,801
Equity	4,714,817	5,000,759
Total liabilities and equity	$19,746,314	$19,624,733
Company's investments in unconsolidated joint ventures	$2,500,573	$2,624,755
(1)At March 31, 2026, $443.4 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2026 and 2025, are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenues	$410,378	$371,925
Operating expenses	75,836	68,015
Real estate taxes	76,755	71,504
Operating lease rent	2,995	6,581
Interest expense, net of interest income	139,898	128,896
Amortization of deferred financing costs	8,491	6,019
Depreciation and amortization	132,612	121,305
Total expenses	436,587	402,320
Loss on early extinguishment of debt	(9,497)	—
Net loss	$(35,706)	$(30,395)
Company's equity in net (loss) income from unconsolidated joint ventures	$(20,780)	$1,170

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
6. Debt Fund
As of March 31, 2026, total capital committed to the Fund by all investors was $1.3 billion, of which $303.6 million had been funded. As of March 31, 2026, the Company's share of the total capital committed to the Fund was $118.6 million, of which $26.6 million had been funded.
During the three months ended March 31, 2026, the Fund made additional investments with an aggregate fair value of $139.8 million. During the three months ended March 31, 2026, no investments were repaid.
The Fund has a term of 7 years from its initial closing in November 2024. The term may be extended for up to three consecutive one-year periods. The Fund has an investment period of 3.5 years from its initial closing in November 2024, which may be extended for one year. During the investment period, the Fund is our primary investment vehicle for investments that fit within the Fund's investment parameters, as set forth in the Fund's operating agreements.
7. Debt and Preferred Equity Investments
Below is a summary of the activity in our consolidated debt and preferred equity investments for the three months ended March 31, 2026 and the twelve months ended December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Balance at beginning of year (1)	$168,358	$303,726
Debt investment originations/fundings/accretion (2)	8	14,118
Preferred equity investment originations/accretion (2)	—	2,233
Repayment/sales/syndications/equity ownership/amortization (3)	(50,283)	(151,419)
Net change in loan loss reserves	—	(300)
Balance at end of period (1) (4)	$118,083	$168,358
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)In December 2025, a restructuring agreement was executed for one of our loans, and a $3.25 million partial loan repayment was received, followed by an additional $2.50 million partial loan repayment received in January 2026 which extended the loan to March 2026. Pursuant to the restructuring agreement, a final loan repayment of $26.0 million was received in February 2026, at which point the remaining loan balance was converted into a participation interest in the underlying property, which is included in "Investments in unconsolidated joint ventures" on our consolidated balance sheet.
(4)Excludes a preferred equity investment with a carrying value of $127.1 million as of March 31, 2026 and $122.4 million as of December 31, 2025, which the Company sold to the Fund in October 2025. The sale did not meet sale accounting under ASC 860 and, as a result, the investment is still presented within "Investments in unconsolidated joint ventures" on our consolidated balance sheet. See Note 5, "Investments in Unconsolidated Joint Ventures." Also excludes a preferred equity investment in an entity in which the Company is the primary beneficiary. The underlying property, 315 West 33rd Street, is consolidated in our financial statements.
The table below summarizes our consolidated debt and preferred equity investments, which had an aggregate weighted average current yield of 7.04% as of March 31, 2026 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value (1)	Future Funding Obligations	Senior Financing	Maturity (3)
Type	Carrying Value (1)	Face Value	Interest Rate (2)	Carrying Value (1)	Face Value	Interest Rate
Mezzanine Debt	$77,597	$77,602	S + 4.95% - 11.63%	$40,486	$40,786	0.00% - 8.00%	$118,083	$2,999	$430,528	2025 - 2029
Balance at end of period	$77,597	$77,602		$40,486	$40,786		$118,083	$2,999	$430,528
(1)Net of unamortized fees, discounts, and premiums.
(2)Floating interest rates are presented with the stated spread over Term SOFR ("S").
(3)Excludes available extension options to the extent they have not been exercised as of the date of this filing. One loan with a carrying value of $9.27 million as of March 31, 2026 and December 31, 2025 was put on non-accrual in January 2025 and went into default in August 2025. It remains on non-accrual as of March 31, 2026. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower on resolution of the past maturity.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
The following table is a roll forward of our total allowance for loan losses for the three months ended March 31, 2026 and the twelve months ended December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Balance at beginning of year	$454	$13,520
Current period provision for loan loss	—	300
Initial allowance for credit losses on loans purchased with credit deterioration ("PCD")	—	99,039
Write-offs of the allowance	(154)	(40,779)
Current period recoveries	—	(71,626)
Balance at end of period	$300	$454
Aside from the loan described above, no financing receivables were 90 days past due as of March 31, 2026 and December 31, 2025.
The following table sets forth the carrying value of our consolidated debt and preferred equity investment portfolio by year of origination and risk rating as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	As of March 31, 2026
Risk Rating	2026 (1)	2025 (1)	2024 (1)	2023 (1)	2022 (1)	Prior (1)	Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$—	$—	$20,000	$20,000
2 - Watch List Assets - Higher potential for loss	—	—	—	—	—	98,083	98,083
3 - High Risk Assets - Loss more likely than not	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$118,083	$118,083
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.

	As of December 31, 2025
Risk Rating	2025 (1)	2024 (1)	2023 (1)	2022 (1)	2021 (1)	Prior (1)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$—	$—	$20,000		$20,000
2 - Watch List Assets - Higher potential for loss	—	—	—	—	—	148,358	(2)	148,358
3 - High Risk Assets - Loss more likely than not	—	—	—	—	—	—		—
	$—	$—	$—	$—	$—	$168,358		$168,358
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)Includes one investment with a total carrying value of $50.3 million as of December 31, 2025, that was included in the Company's alternative strategy portfolio.

We have determined that we have one portfolio segment of financing receivables as of March 31, 2026 and December 31, 2025 comprised of commercial real estate in the New York metropolitan area, which is primarily recorded in debt and preferred equity investments.
Included in "Other assets" is an additional amount of financing receivables representing loans to joint venture partners totaling $16.5 million and $15.9 million as of March 31, 2026 and December 31, 2025, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the three months ended March 31, 2026 and 2025. All of the loans with a carrying value as of March 31, 2026 have a risk rating of 2 and were performing in accordance with their respective terms.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
8. Mortgages and Other Loans Payable
The mortgages and other loans payable as of March 31, 2026 and December 31, 2025, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		March 31, 2026	December 31, 2025
Fixed Rate Debt:
10 East 53rd Street	May 2026	May 2028		5.37%	$204,438	$204,550
7 Dey Street	November 2026	November 2026		6.35%	190,148	190,149
100 Church Street	December 2026	June 2028		5.89%	365,000	365,000
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
315 West 33rd Street	February 2027	February 2027		4.24%	250,000	250,000
500 Park Avenue	January 2028	January 2030		6.57%	80,000	80,000
800 Third Avenue	February 2029	February 2031		5.15%	177,000	177,000
610 Park Avenue	November 2029	November 2029		4.65%	12,200	—
Park Avenue Tower	February 2031	February 2031		5.30%	480,000	—
420 Lexington Avenue	October 2040	October 2040		8.24%	254,107	258,523
Total fixed rate debt					$2,562,893	$2,075,222
Floating Rate Debt:
Fund subscription line ⁽³⁾	August 2027	August 2028	S+	2.20%	$136,390	$79,277
Total floating rate debt					$136,390	$79,277
Total fixed rate and floating rate debt					$2,699,283	$2,154,499
Mortgages reclassed to liabilities related to assets held for sale					(190,148)	—
Total mortgages and other loans payable					$2,509,135	$2,154,499
Deferred financing costs, net of amortization					(17,286)	(8,450)
Total mortgages and other loans payable, net					$2,491,849	$2,146,049
(1)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(2)Interest rate as of March 31, 2026, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S"), unless otherwise specified.
(3)The Fund has access to a subscription line of credit with a maximum commitment of $200 million as of March 31, 2026, which is secured by investor capital commitments. The facility is used to provide short term funding for acquisitions prior to capital calls and is repaid through capital contributions. The subscription line of credit is non-recourse to the Company.
As of March 31, 2026 and December 31, 2025, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $3.2 billion and $2.5 billion, respectively.
CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of March 31, 2026, there have been no margin calls on the CMBS Repurchase Facility. At March 31, 2026, there was no outstanding balance on the facility.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
9. Corporate Indebtedness
2026 Credit Facility
On March 18, 2026, the Company entered into an amended and restated credit facility (the "2026 Credit Facility"), which was previously amended in December 2021 and November 2017, and was originally entered into in November 2012. As of March 31, 2026, the 2026 Credit Facility consisted of a:
•$1.25 billion revolving credit facility with a maturity of June 2030 and two six-month, as-of-right extension options to June 2031.
•$300.0 million term loan (or the "Term A Loans") with a maturity of May 2027.
•$100.0 million term loan (or the "Term B Loans") with a maturity of May 2026 and one six-month, as-of right extension option to November 2026.
•$750.0 million term loan (or the "Term C Loans") with a maturity of June 2031.
We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity date of the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2026, the 2026 Credit Facility bore interest at a spread over Term SOFR with an interest period of one or three months, as we may elect, ranging from (i) 85 basis points to 185 basis points for loans under the revolving credit facility, (ii) 90 basis points to 170 basis points for the Term A Loans, (iii) 100 basis points to 180 basis points for the Term B Loans, and (iv) 95 basis points to 220 basis points for the Term C Loans, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category. The revolving credit facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. The 2026 Credit Facility provide for the ability to amend the 2026 Credit Facility to include a sustainability component whereby the revolving credit facility and Term C Loans pricing may improve by up to 3 basis points (depending on the sustainability rating achieved) upon the Company’s achievement of certain sustainability ratings, determined via an independent third-party evaluation.
As of March 31, 2026, the applicable spread over Term SOFR for the 2026 Credit Facility was 125 basis points for the revolving credit facility, 170 basis points for the Term A Loans, 180 basis points for the Term B Loans and 145 basis points for the Term C loans. We are required to pay quarterly in arrears a 20 to 45 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2026, the facility fee was 30 basis points.
As of March 31, 2026, we had $7.0 million of outstanding letters of credit, $825.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $418.0 million under the 2026 Credit Facility. As of March 31, 2026 and December 31, 2025, the revolving credit facility had a carrying value of $814.0 million and $637.8 million, respectively, net of deferred financing costs. As of March 31, 2026 and December 31, 2025, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2026 Credit Facility.
The 2026 Credit Facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2026 Credit Facility include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of Adjusted EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2026 and December 31, 2025, we were in compliance with all such covenants.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
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
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2026 Credit Facility, trust preferred securities and our share of joint venture debt as of March 31, 2026, including as-of-right extension options but excluding other extension options, were as follows (in thousands):

	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Total	Company's Share of Joint Venture Debt
Remaining 2026 (1)	$555,148	$—	$100,000	$—	$655,148	$1,076,993
2027	936,390	—	300,000	—	1,236,390	1,453,918
2028	284,438	—	—	—	284,438	555,449
2029	189,200	—	—	—	189,200	—
2030	—	—	—	—	—	840,000
Thereafter	734,107	825,000	750,000	100,000	2,409,107	2,071,051
	$2,699,283	$825,000	$1,150,000	$100,000	$4,774,283	$5,997,411
(1)Includes $255.0 million representing the Company's share of the mortgage at 919 Third Avenue, which was extended to 2027 in April 2026.
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense before capitalized interest	$58,755	$52,048
Interest on financing leases	1,148	1,134
Capitalized interest	(8,668)	(6,470)
Amortization of discount on assumed debt	684	160
Interest income	(1,010)	(1,191)
Interest expense, net	$50,909	$45,681

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
10. Related Party Transactions
One Vanderbilt Avenue Investment
In December 2016, we entered into agreements with entities owned and controlled by our Chairman and Chief Executive Officer ("CEO"), Marc Holliday, and our former President, Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project (inclusive of the property and SUMMIT One Vanderbilt) at the appraised fair market value for the interests acquired. This investment entitles these entities to receive a percentage of any profits realized by the Company from its One Vanderbilt project in excess of the Company's capital contributions, of approximately 1.27% and 0.85%, respectively, on account of the property and 1.92% and 1.28%, respectively, on account of SUMMIT One Vanderbilt. The entities had no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests had no value and these entities were not entitled to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company received distributions from the One Vanderbilt project in excess of the Company's aggregate investment in the project. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equaled the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third party appraisal that we obtained.
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
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three months ended March 31, 2026 and 2025, we recorded $0.9 million and $0.9 million, respectively, of rent expense under the lease.
In June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. In June 2025, we, through a consolidated subsidiary, entered into a second lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt to lease special event space. For the three months ended March 31, 2026 and 2025, we recorded $6.7 million and $6.3 million, respectively, of rent expense under the leases, including percentage rent, of which $3.2 million and $3.5 million, respectively, was recognized as income as a component of "Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations.
Other
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 5, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures, inclusive of our ownership share of the joint ventures, and related parties as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Due from joint ventures	$25,066	$15,863
Other	95	430
Related party receivables	$25,161	$16,293

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of March 31, 2026 and December 31, 2025, the noncontrolling interest unit holders owned 7.63%, or 5,878,318 units, and 6.42%, or 4,877,891 units, of the Operating Partnership, respectively. As of March 31, 2026, 5,878,318 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the three months ended March 31, 2026 and the twelve months ended December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Balance at beginning of period	$241,371	$288,941
Distributions	(3,614)	(14,162)
Issuance of common units	9,084	19,531
Redemption and conversion of common units	(4,595)	(22,302)
Net loss	(6,678)	(7,673)
Accumulated other comprehensive (loss) income allocation	946	(2,804)
Fair value adjustment	22,901	(20,160)
Balance at end of period	$259,415	$241,371

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of March 31, 2026:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	6.00%	109,161	109,161	109,161	$60.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	70.0000	1,000.00	29.12	January 2007
Series K	3.50%	700,000	563,954	341,677	0.8750	25.00	134.67	August 2014
Series L	4.00%	500,000	378,634	272,783	1.0000	25.00	—	August 2014
Series R	3.50%	400,000	400,000	400,000	0.8750	25.00	154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	1.0000	25.00	—	August 2015
Series V (5)	5.00%	40,000	40,000	40,000	1.2500	25.00	—	May 2019
Series W (6)	(6)	1	1	1	(6)	(6)	(6)	January 2020
Series X	3.00%	172,809	172,809	172,809	0.7500	25.00	80.00	October 2025
Series Y	5.00%	252,000	232,000	232,000	1.2500	25.00	—	March 2026
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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the three months ended March 31, 2026 and the twelve months ended December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Balance at beginning of period	$168,560	$164,210
Issuance of preferred units	5,800	4,320
Redemption of preferred units	—	—
Dividends paid on preferred units	(1,922)	(6,200)
Accrued dividends on preferred units	1,944	6,230
Balance at end of period	$174,382	$168,560
12. Stockholders' Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2026, 71,123,984 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of March 31, 2026, 36,107,719 shares have been repurchased under the program. This amount excludes the redemption of OP units. We did not repurchase any shares under the program during the three months ended March 31, 2026.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three months ended March 31, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Shares of common stock issued	1,464	1,221
Dividend reinvestments/stock purchases under the DRSPP	$62	$75
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
SL Green's earnings per share for the three months ended March 31, 2026 and 2025 are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2026	2025
Basic Loss:
Loss attributable to SL Green common stockholders	$(84,391)	$(21,075)
Less: distributed earnings allocated to participating securities	(326)	(362)
Net loss attributable to SL Green common stockholders (numerator for basic earnings per share)	$(84,717)	$(21,437)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—
Add back: effect of dilutive securities (redemption of units to common shares)	—	—
Loss attributable to SL Green common stockholders (numerator for diluted earnings per share)	$(84,717)	$(21,437)

	Three Months Ended March 31,
Denominator	2026	2025
Basic Shares:
Weighted average common stock outstanding	70,687	70,424
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	—	—
Stock-based compensation plans	—	—
Diluted weighted average common stock outstanding	70,687	70,424
The Company has excluded 7,375,635 and 6,262,427 common stock equivalents from the calculation of diluted shares outstanding for the three months ended March 31, 2026, and 2025 respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and, as of March 31, 2026, owned 71,123,984 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
Limited Partner Units
As of March 31, 2026, limited partners, other than SL Green, owned 7.63%, or 5,878,318 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company's Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2026 and 2025, respectively, are computed as follows (in thousands):

	Three Months Ended March 31,
Numerator	2026	2025
Basic Loss:
Net loss attributable to SLGOP common unitholders	$(91,069)	$(22,540)
Less: distributed earnings allocated to participating securities	(861)	(1,243)
Less: undistributed earnings allocated to participating securities	—	—
Net loss attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$(91,930)	$(23,783)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—
Add back: undistributed earnings allocated to participating securities	—	—
Loss attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(91,930)	$(23,783)

	Three Months Ended March 31,
Denominator	2026	2025
Basic units:
Weighted average common units outstanding	75,667	74,527
Effect of Dilutive Securities:
Stock-based compensation plans	—	—
Contingently issuable units	—	—
Diluted weighted average common units outstanding	75,667	74,527
The Operating Partnership has excluded 2,395,646 and 2,159,695 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2026, and 2025 respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Sixth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2025 and its stockholders in June 2025 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 39,890,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.20 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights, Class O LTIP units and other awards that do not deliver full value of the underlying shares and expire five years from the date of grant counting as 0.87 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the sixth amendment and restatement in June 2025 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 39,890,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 3, 2035, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of March 31, 2026, 6.2 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
In December 2024, our Chairman and CEO, Marc Holliday, received a grant of 217,917 Class O LTIP Units in connection with his new employment agreement, that are subject to both time-based vesting conditions and performance-based vesting conditions. The performance-based vesting conditions are satisfied if the average share price of the Company's common stock equals or exceeds $100.00 as of any trailing twenty trading day period between the grant date and the fifth anniversary thereafter. Subject to achievement of the performance hurdle and continued employment, the Class O LTIP Units vest ratably on December 31, 2026, and December 31, 2027, following the tranche that vested on December 31, 2025.
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2026 and the year ended December 31, 2025.

	March 31, 2026	December 31, 2025
Dividend yield	6.7%	7.1%
Expected life	6.0 years	3.6 years
Risk-free interest rate	3.84%	3.58%
Expected stock price volatility	51.0%	46.0%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
A summary of the status of the Company's stock options as of March 31, 2026 and December 31, 2025, and changes during the three months ended March 31, 2026 and year ended December 31, 2025 are as follows:

	March 31, 2026		December 31, 2025
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	740,897	$61.66	333,897	$81.63
Granted	100,000	40.49	407,000	44.35
Lapsed or canceled	—	—	—	—
Balance at end of period	840,897	$59.20	740,897	$61.66
Options exercisable at end of period	207,639	$91.12	188,619	$91.12
The remaining weighted average contractual life of the options outstanding was 5.7 years and the remaining average contractual life of the options exercisable was 3.5 years.
During the three months ended March 31, 2026, we recognized $0.7 million compensation expense related to options. As of March 31, 2026, there was $7.7 million unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares may be granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of March 31, 2026 and December 31, 2025 and changes during the three months ended March 31, 2026 and the year ended December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Balance at beginning of period	4,532,000	4,449,709
Granted	88,292	91,926
Canceled	(10,834)	(9,635)
Balance at end of period	4,609,458	4,532,000
Vested during the period	305,156	236,139
Compensation expense recorded	$2,782,432	$15,077,198
Total fair value of restricted stock granted during the period	$3,256,248	$4,206,695
The fair value of restricted stock that vested during the three months ended March 31, 2026 and the year ended December 31, 2025 was $18.1 million and $11.3 million, respectively. As of March 31, 2026, there was $18.5 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $28.2 million and $27.6 million as of March 31, 2026 and December 31, 2025, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of March 31, 2026, there was $42.9 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.9 years.
During the three months ended March 31, 2026, and 2025, we recorded compensation expense related to bonus, time-based and performance-based awards of $5.0 million and $5.1 million, respectively.
For the three months ended March 31, 2026 and 2025, $0.5 million and $0.5 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
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
During the three months ended March 31, 2026, 20,017 phantom stock units and 15,012 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $1.9 million and $1.9 million during the three months ended March 31, 2026, and 2025, respectively, related to the Deferred Compensation Plan.
As of March 31, 2026, there were 101,237 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of March 31, 2026, 275,249 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of March 31, 2026 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Foreign currency translation adjustments	Total
Balance at December 31, 2025	$(936)	$(20,585)	$(677)	$—	$(22,198)
Other comprehensive income (loss) before reclassifications	9,628	3,663	1,548	335	15,174
Amounts reclassified from accumulated other comprehensive income (loss)	(1,272)	1,009	—	—	(263)
Balance at March 31, 2026	$7,420	$(15,913)	$871	$335	$(7,287)
(1)Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive income (loss) relating to net unrealized gain (loss) on derivative instruments, was ($1.1 million) and ($0.1 million), respectively.
(2)Amount reclassified from accumulated other comprehensive (loss) income is included in equity in net (loss) income from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by their levels in the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands)

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$25,330	$—	$25,330	$—
Derivative instruments (included in Other assets)	$9,386	$—	$9,386	$—
Real estate loans held by consolidated securitization vehicles	$1,027,164	$—	$903,859	$123,305
Debt fund investments(1)	$293,243	$—	$—	$293,243
Liabilities:
Derivative instruments (included in Other liabilities)	$8,799	$—	$8,799	$—
Senior obligations of consolidated securitization vehicles	$1,027,164	$—	$903,859	$123,305
Secured borrowing (included in Other liabilities) (2)	$167,423	$—	$—	$167,423
(1)During the three months ended March 31, 2026 the Fund invested $139.3 million in investments classified as Level 3 and recognized $0.5 million of unrealized gains on those investments included within "Income from debt fund investments, net" in the consolidated statements of operations.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$23,666	$—	$23,666	$—
Derivative instruments (included in Other assets)	$8,000	$—	$8,000	$—
Real estate loans held by consolidated securitization vehicles	$1,023,877	$—	$895,998	$127,879
Debt fund investments(1)	$152,958	$—	$—	$152,958
Liabilities:
Derivative instruments (included in Other liabilities)	$17,360	$—	$17,360	$—
Senior obligations of consolidated securitization vehicles	$1,023,877	$—	$895,998	$127,879
Secured borrowing (included in Other liabilities) (2)	$244,941	$—	$—	$244,941

(1)During the year ended December 31, 2025, the Fund purchased $146.9 million of investments classified as Level 3 and recognized $6.0 million of unrealized gains on those investments included within "Income from debt fund investments, net" in the consolidated statements of operations.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
Nonrecurring Fair Value Measurements
During the three months ended March 31, 2026, the Company acquired Park Avenue Tower and the retail condominium located at 610 Park Avenue. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values were determined using third-party valuations which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts, all of which are classified as Level 3 inputs.
As of March 31, 2026, the residential and retail condominium units at 7 Dey Street were classified as held for sale following the execution of an agreement to sell the units for $220.5 million. The Company recorded a $35.2 million charge in connection with the classification of 7 Dey Street as held for sale, which is included in "Depreciable real estate reserves and impairments" in the consolidated statements of operations. The fair value of the property was determined by the terms of the purchase and sale agreement.
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
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt and preferred equity investments	$118,083	(2)	$168,358	(2)
Liabilities:
Fixed rate debt	$4,108,672	$4,073,706	$3,675,222	$3,679,095
Variable rate debt	665,611	665,563	369,277	369,440
Total Debt	$4,774,283	$4,739,269	$4,044,499	$4,048,535
(1)Amounts exclude net deferred financing costs.
(2)As of March 31, 2026, debt and preferred equity investments had an estimated fair value of approximately $0.1 billion. As of December 31, 2025, debt and preferred equity investments had an estimated fair value of approximately $0.2 billion.

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of March 31, 2026 and December 31, 2025.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
17. Financial Instruments: Derivatives and Hedging
In the normal course of business, our operations are exposed to market risks, including the effect of changes in interest rates and foreign exchange rates. We use a variety of commonly used derivative instruments, including, but not limited to, interest rate swaps, caps, collars and floors, and foreign currency forward contracts, to manage these underlying market risks. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates, currency exchange rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
Interest Rate Derivatives
The following table summarizes the notional value at inception and fair value of our consolidated interest rate derivatives as of March 31, 2026 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$300,000	2.866%	July 2023	May 2027	Other Assets	$2,491
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	625
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	767
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	496
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	1,771
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Liabilities	(291)
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Liabilities	(1,132)
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Assets	184
Interest Rate Swap	300,000	4.487%	November 2024	November 2027	Other Liabilities	(4,169)
Interest Rate Swap	68,678	4.466%	August 2024	June 2027	Other Liabilities	(701)
Interest Rate Swap	204,438	3.915%	February 2025	May 2028	Other Liabilities	(1,400)
Interest Rate Swap	125,000	3.667%	August 2024	December 2026	Other Liabilities	(11)
Interest Rate Swap	125,000	3.670%	August 2024	December 2026	Other Liabilities	(14)
Interest Rate Swap	80,000	4.174%	February 2025	February 2028	Other Liabilities	(854)
Interest Rate Sold Cap	72,314	4.000%	July 2025	June 2026	Other Liabilities	(2)
Interest Rate Swap	357,500	2.982%	June 2027	June 2028	Other Assets	1,668
Interest Rate Cap	190,148	3.500%	November 2025	November 2026	Other Assets	289
Interest Rate Swap	177,000	3.331%	February 2026	February 2029	Other Assets	985
						$702

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
During the three months ended March 31, 2026, we recorded unrealized gains of $2.1 million based on changes in the fair value of interest rate derivatives not designated as hedges, which are included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three months ended March 31, 2025 we recorded unrealized losses of $3.1 million based on changes in the fair value of interest rate derivatives not designated as hedges, which are included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three months ended March 31, 2026, we recorded realized gains of $5.4 million on settled contracts, which are included in interest expense in the consolidated statements of operations. During the three months ended March 31, 2025, we recorded a loss of $0.1 million on the changes in fair value, which is included in interest expense in the consolidated statements of operations.
Certain agreements the Company has with each of its interest rate derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its interest rate derivative obligations. As of March 31, 2026, the fair value of interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was ($8.9 million). As of March 31, 2026, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $9.1 million as of March 31, 2026.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($4.8 million) of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $4.3 million of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net (loss) income from unconsolidated joint ventures within the next 12 months.

The following table presents the effect of our interest derivatives and our share of our unconsolidated joint ventures' interest derivatives that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2026	2025		2026	2025
Interest Rate Swaps/Caps	$10,379	$(12,314)	Interest expense	$1,371	$5,718
Share of unconsolidated joint ventures' derivative instruments	3,783	(6,448)	Equity in net income (loss) from unconsolidated joint ventures	(1,042)	872
	$14,162	$(18,762)		$329	$6,590

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
The following table summarizes the notional value at inception and fair value of our unconsolidated joint ventures' interest derivatives as of March 31, 2026 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Swap	$268,750	4.039%	July 2024	September 2028	Liability	$(3,157)
Interest Rate Swap	268,750	4.058%	July 2024	September 2028	Liability	(3,279)
Interest Rate Swap	537,500	4.065%	July 2024	September 2028	Liability	(6,673)
Interest Rate Cap	289,257	4.000%	July 2025	June 2026	Asset	7
Interest Rate Cap	500,000	5.250%	February 2026	April 2027	Asset	82
						$(13,020)
Foreign Exchange Derivatives
We are also exposed to fluctuations in foreign exchange rates on financial instruments which are denominated in foreign currencies, primarily in euro. We use foreign exchange forward contracts to manage our exposure to changes in foreign exchange rates on certain euro-denominated assets and liabilities. Foreign exchange forward contracts involve fixing the U.S. dollar to euro exchange rate for delivery of a specified amount of foreign currency on a specified date. Our foreign exchange forward contracts are settled on a gross basis through the exchange of U.S. dollars and the contracted foreign currency on the settlement date.
The following table summarizes the notional value at inception and fair value of our consolidated foreign exchange derivatives as of March 31, 2026 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, foreign exchange rates or market risks (dollars in thousands).

	Notional Value	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts	$44,384	March 2026	April 2026 - June 2027	Other assets	$109
Foreign Exchange Forward Contracts	30,492	March 2026	October 2027 - June 2032	Other liabilities	(224)
					$(115)
During the three months ended March 31, 2026, we recorded an unrealized loss of $0.1 million based on changes in the fair value of foreign exchange derivatives not designated as hedges, which are included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three months ended March 31, 2025, we did not record any unrealized gains or losses on foreign exchange derivatives, as we did not have any outstanding during that period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
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
The components of lease income from operating leases in our consolidated statements of operations during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed lease payments	$166,509	$146,127
Variable lease payments	20,881	18,501
Total lease payments (1)	$187,390	$164,628
Amortization of acquired above and below-market leases	(514)	(1,609)
Total rental revenue	$186,876	$163,019
(1)Amounts include $43.7 million and $46.1 million of sublease income for the three months ended March 31, 2026, and 2025 respectively.
The components of lease income from sales-type leases during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income (1)	$1,148	$1,134
(1)These amounts are included in "Other income" in our consolidated statements of operations.

19. Commitments and Contingencies
Legal Proceedings
As of March 31, 2026, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
March 31, 2026
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
Our CODM evaluates real estate performance and allocates resources based on net operating income, which serves as the profit or loss measure for the real estate operating segment. For our debt and preferred equity investments and SUMMIT operating segment performance, our CODM evaluates and allocates resources based on net income. The CODM does not review asset information, by segment, as a measure to assess performance.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)
The reportable segment profit or loss measures for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	March 31, 2026
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$211,943	$24,142	$16,995	$253,080
Expenses:
SUMMIT Operator expenses	—	24,942	—
SUMMIT Operator tax expense	—	585	—
Operating Expenses	61,457	—	—
Real Estate Taxes	41,912	—	—
Operating lease rent	6,944	—	—

Net operating income from unconsolidated joint ventures	43,640

Real Estate segment Net operating income	$145,270			$145,270

Equity in net income from unconsolidated joint ventures		—	5,136
Income from debt fund investments, net		—	2,478
Depreciation and amortization		(964)	—
Interest expense, net of interest income		—	(1,520)
Interest expense on senior obligations of consolidated securitization vehicles		—	(14,649)

SUMMIT Net income (loss) and DPE Net income (loss)		$(2,349)	$8,440	$6,091

Non-operating net loss from unconsolidated joint ventures				(69,556)
Marketing, general and administrative expense				(22,786)
Transaction related costs				(284)
Depreciable real estate reserves				(35,160)
Gain on sale of real estate, net				16,636
Purchase price and other fair value adjustments				4,183
Equity in net loss on sale of interest in unconsolidated joint venture/real estate				(814)
Depreciation and amortization				(68,787)
Amortization of deferred financing costs				(2,802)
Interest expense, net of interest income				(49,389)

Net Loss				$(77,398)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2026
(unaudited)

	March 31, 2025
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$185,217	$22,534	$32,095	$239,846
Expenses:
SUMMIT Operator expenses	—	21,764	—
SUMMIT Operator tax benefit	—	(45)	—
Operating Expenses	56,062	—	—
Real Estate Taxes	37,217	—	—
Operating lease rent	6,106	—	—

Net operating income from unconsolidated joint ventures	50,184

Real Estate segment Net operating income	$136,016			$136,016

Equity in net income from unconsolidated joint ventures		—	4,918
Loan loss and other investment reserves, net of recoveries		—	25,039
Depreciation and amortization		(760)	—
Interest expense, net of interest income		—	(7,045)
Interest expense on senior obligations of consolidated securitization vehicles		—	(13,972)

SUMMIT Net income and DPE Net income		$55	$41,035	$41,090

Non-operating net loss from unconsolidated joint ventures				(52,152)
Marketing, general and administrative expense				(21,724)
Transaction related costs				(295)
Depreciable real estate reserves				(8,546)
Depreciable real estate reserves in unconsolidated joint venture				(1,780)
Loss on sale of real estate, net				(482)
Purchase price and other fair value adjustments				(9,611)
Depreciation and amortization				(63,738)
Amortization of deferred financing costs				(1,687)
Interest expense, net of interest income				(38,636)

Net Loss				$(21,545)
For the real estate segment, the primary sources of revenue are tenant rents and escalations and reimbursement revenue. See Note 7, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments. We allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. SUMMIT currently operates one location at One Vanderbilt Avenue in midtown Manhattan with the primary source of revenue generated from ticket sales.
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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on this Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.
As of March 31, 2026, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet	Number of Buildings	Approximate Square Feet	Number of Buildings	Approximate Square Feet	Weighted Average Leased Occupancy (1)
Commercial:
Manhattan	Office	17		10,102,852	10	13,868,633	27	23,971,485	94.4%
	Retail	3		338,545	1	12,719	4	351,264	86.5%
	Development/Redevelopment	5	(2)	1,249,983	—	—	5	1,249,983	N/A
		25		11,691,380	11	13,881,352	36	25,572,732	94.3%
Suburban	Office	6		732,800	—	—	6	732,800	79.6%
Total commercial properties		31		12,424,180	11	13,881,352	42	26,305,532	93.9%
Residential:
Manhattan	Residential	2	(2) (3)	363,237	1	221,884	3	585,121	99.2%
Total core portfolio		33		12,787,417	12	14,103,236	45	26,890,653	94.0%

	Alternative Strategy Portfolio	—		—	5	2,509,307	5	2,509,307	59.2%
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
(2)As of March 31, 2026, we consolidated a building at 315 West 33rd Street that was comprised of approximately 222,855 square feet (unaudited) of residential space and approximately 270,132 square feet (unaudited) of retail space. For the purpose of this report, we have included this building in the number of residential properties we own. We have included only the residential square footage in total residential square footage, and have included the retail square footage in total retail square footage.
(3)As of March 31, 2026, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office, which is under redevelopment, and retail space. For the purpose of this report, we have included this building in the number of residential properties we own. We have included only the residential square footage in total residential square footage and have included the balance of the square footage as development square footage. As of March 31, 2026 the residential and retail condominium units were classified as held for sale following the execution of an agreement to sell those units for $220.5 million. See Note 4, "Property Dispositions and Properties Held for Sale."

As of March 31, 2026, we also managed three properties owned by third parties encompassing approximately 0.8 million square feet (unaudited).
Critical Accounting Estimates
Refer to the 2025 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting estimates, which include investment in commercial real estate properties and investment in unconsolidated joint ventures. During the three months ended March 31, 2026, there were no material changes to these estimates.

Results of Operations
Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025
The following comparison for the three months ended March 31, 2026, or 2026, to the three months ended March 31, 2025, or 2025, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents properties in service and operating during both the current and prior year reporting periods that are located in Manhattan (Same-Store Properties totaled 18 of our 33 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2026 and 2025 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2026 and 2025,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	$ Change	% Change

Rental revenue	$142.8	$152.9	$(10.1)	(6.6)%	$—	$—	$44.1	$10.1	$186.9	$163.0	$23.9	14.7%
SUMMIT Operator revenue	—	—	—	—%	—	—	24.1	22.5	24.1	22.5	1.6	7.1%
Investment income	—	—	—	—%	—	—	2.3	16.1	2.3	16.1	(13.8)	(85.7)%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	14.6	16.0	14.6	16.0	(1.4)	(8.8)%
Fee income	—	—	—	—%		—	20.0	12.3	20.0	12.3	7.7	62.6%
Other income	(0.3)	4.5	(4.8)	(106.7)%	—	—	5.4	5.4	5.1	9.9	(4.8)	(48.5)%
Total revenues	142.5	157.4	(14.9)	(9.5)%	—	—	110.5	82.4	253.0	239.8	13.2	5.5%

Property operating expenses	79.3	85.5	(6.2)	(7.3)%		—	30.9	13.7	110.2	99.2	11.0	11.1%
SUMMIT Operator expenses	—	—	—	—%	—	—	24.9	21.8	24.9	21.8	3.1	14.2%
Marketing, general and administrative	—	—	—	—%	—	—	22.8	21.7	22.8	21.7	1.1	5.1%
	79.3	85.5	(6.2)	(7.3)%	—	—	78.9	57.5	158.2	143.0	15.2	10.6%

Operating income (loss) before equity in net income from unconsolidated joint ventures	$63.2	$71.9	$(8.7)	(12.1)%	$—	$—	$31.6	$24.9	$94.8	$96.8	$(2.0)	(2.1)%

Other income (expenses):
Interest expense, net of interest income									(53.7)	(47.4)	(6.3)	13.3%
SUMMIT Operator tax (expense) benefit									(0.6)	—	(0.6)	100.0%
Interest expense on senior obligations of consolidated securitization vehicles									(14.6)	(14.0)	(0.6)	4.3%
Depreciation and amortization									(69.8)	(64.5)	(5.3)	8.2%
Equity in net (loss) income from unconsolidated joint ventures									(20.8)	1.2	(22.0)	(1,833.3)%
Income from debt fund investments, net									2.5	—	2.5	100.0%
Purchase price and other fair value adjustments									4.2	(9.6)	13.8	(143.8)%
Gain (loss) on sale of real estate, net									16.6	(0.5)	17.1	(3,420.0)%
Depreciable real estate reserves and impairments									(35.2)	(8.5)	(26.7)	314.1%
Loan loss and other investment reserves, net of recoveries									—	25.0	(25.0)	(100.0)%
Net loss									(77.4)	(21.5)	(55.9)	260.0%

Rental revenue
Rental revenues increased due primarily to the acquisition of Park Avenue Tower ($15.6 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($8.6 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($9.0 million) during the third quarter of 2025. This increase is partially offset by the deconsolidation of 100 Park Avenue ($10.0 million) at the end of the fourth quarter of 2025.
The following table presents a summary of the commenced leasing activity for the three months ended March 31, 2026 in our Manhattan and Suburban portfolio:

	Usable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	2,402,166
Property out of redevelopment	—
Acquired vacancies	32,474
Space which became available during the period (3)
• Office	184,949
• Retail	27,426
• Storage	—
	212,375
Total space available	2,647,015
Leased space commenced during the period:
• Office(4)	465,845	488,642	$103.28	$101.67	$120.32	11.9	10.5
• Retail	20,982	21,258	$97.13	$123.53	$308.59	8.1	11.6
• Storage	592	727	$31.80	$—	$—	1.9	9.0
Total leased space commenced	487,419	510,627	$102.92	$102.66	$127.99	11.8	10.6

Total available space at end of period	2,159,596

Early renewals
• Office	42,610	51,385	$103.98	$90.25	$38.15	2.5	7.0
• Retail	9,848	9,848	$73.61	$68.01	$—	3.0	15.0
• Storage	—	—	$—	$—	$—	—	—
Total early renewals	52,458	61,233	$99.09	$86.68	$32.02	2.6	8.3

Total commenced leases, including replaced previous vacancy
• Office		540,027	$103.35	$99.44	$112.51	11.0	10.2
• Retail		31,106	$89.68	$95.90	$210.89	6.5	12.7
• Storage		727	$31.80	$—	$—	1.9	9.0
Total commenced leases		571,860	$102.51	$99.19	$117.71	10.8	10.3
(1)Annual initial base rent.
(2)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(3)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)Average starting office rent excluding new tenants replacing vacancies was $104.92 per rentable square foot for 211,307 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $104.74 per rentable square foot for 262,692 rentable square feet.

SUMMIT Operator revenue
SUMMIT Operator revenues were higher due primarily to the Ascent experience coming back online during the fourth quarter of 2025, which is a premium ticket that generates incremental revenue.

Investment income
Investment income decreased due primarily to interest payments received on one CMBS investment ($10.0 million) during the three months ended March 31, 2025. Investment income also decreased due to a lower weighted average debt and preferred equity investment balance for the three months ended March 31, 2026 as compared to the same period in 2025. For the three months ended March 31, 2026, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $118.3 million and 6.9%, respectively, as compared to $333.3 million and 6.4%, respectively, for the three months ended March 31, 2025.

Interest income from real estate loans held by consolidated securitization vehicles
From time to time we own securities in CMBS securitization trusts that result in the consolidation of the trusts on our financial statements. The amounts recorded include our interest income as well as the interest income associated with CMBS positions owned by third parties, which is offset by the amounts recorded in "Interest expense on senior obligations of consolidated securitization vehicles." As a result, the net impact is limited to the interest income on the CMBS we own directly and not the consolidated interest income and interest expense.

Fee income
Fee income increased due primarily to an increase in management fees ($6.5 million) and special servicing fees of ($1.2 million).

Other income
Other income decreased due primarily to lease termination income ($3.8 million) recognized during the three months ended March 31, 2025.
Property operating expenses
Property operating expenses increased due primarily to the acquisition of Park Avenue Tower ($6.3 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($5.1 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($4.1 million) during the third quarter of 2025. This increase is partially offset by the deconsolidation of 100 Park Avenue ($6.7 million) at the end of the fourth quarter of 2025.
SUMMIT Operator expenses
SUMMIT Operator expenses were higher due to increased variable expenses as a result of increased operating hours and the Ascent premium experience coming back online.
Marketing, general and administrative
Marketing, general, and administrative expenses increased due primarily to higher stock based compensation expenses.
Interest expense, net of interest income
Interest expense, net of interest income, increased due primarily to the acquisition of Park Avenue Tower during the first quarter of 2026 ($5.5 million), the consolidation of 800 Third Avenue ($2.7 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($3.1 million) during the third quarter of 2025. These increases were offset by decreased interest expense from the deconsolidation of 100 Park Avenue, ($6.2 million) at the end of the fourth quarter of 2025, and an increase in interest capitalization at properties that are under development or redevelopment ($7.1 million). The weighted average consolidated debt balance outstanding was $4.7 billion for the three months ended March 31, 2026, compared to $3.8 billion for the three months ended March 31, 2025. The consolidated weighted average interest rate was 5.25% for the three months ended March 31, 2026, as compared to 5.38% for the three months ended March 31, 2025.
SUMMIT Operator tax (expense) benefit
SUMMIT Operator tax expense increased for the three months ended March 31, 2026 as compared to the same period in 2025 due primarily to a 2024 tax reduction adjustment that was recorded in the first quarter of 2025.

Interest expense on senior obligations of consolidated securitization vehicles
From time to time we own securities in CMBS securitization trusts that result in the consolidation of the trusts on our financial statements. The amounts include the interest expense associated with CMBS positions owned by third parties, which is an offset to the third party interest income recognized in "Interest income from real estate loans held by consolidated securitization vehicles." As a result, the impact is limited to interest income on the CMBS we own directly and not the consolidated interest income and interest expense.
Depreciation and amortization
Depreciation and amortization increased primarily due to the acquisition of Park Avenue Tower ($8.3 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($2.9 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($4.4 million) during the third quarter of 2025. This increase is partially offset by the deconsolidation of 100 Park Avenue ($4.7 million) at the end of the fourth quarter of 2025 and decrease at our Same-Store Properties ($6.8 million).
Equity in net (loss) income from unconsolidated joint ventures
During the three months ended March 31, 2025, we recognized $18.3 million of income related to the write-off of a negative carrying value associated with an unconsolidated joint venture after we were no longer obligated or otherwise committed to provide additional financial support to the entity.
Purchase price and other fair value adjustments
During the three months ended March 31, 2026, we recorded a $2.2 million positive fair value adjustment related to the previous sale of an interest in One Madison Avenue, which did not meet sale accounting under ASC 860, and a $2.0 million positive fair value adjustment related to derivatives that are not designated as hedges for accounting purposes. During the three months ended March 31, 2025, we recorded a $5.9 million negative fair value adjustment related to the previous sale of an interest in One Madison Avenue and a $3.1 million negative fair value adjustment related to derivatives that are not designated as hedges for accounting purposes.
Gain (loss) on sale of real estate, net
During the three months ended March 31, 2026, we recognized a $15.3 million gain on the sale of 690 Madison Avenue.
Depreciable real estate reserves and impairments
During the three months ended March 31, 2026, we recognized depreciable real estate reserves and impairments in connection with the classification of 7 Dey Street as held for sale ($35.2 million). During the three months ended March 31, 2025, we recognized depreciable real estate reserves and impairments related to the sale of residential condominium units at 760 Madison Avenue ($8.5 million).
Loan loss and other investment reserves, net of recoveries
During the three months ended March 31, 2026, we did not recognize any loan loss and other investment reserves. During the three months ended March 31, 2025 we recognized a loan loss recovery of $25.0 million related to the resolution of a commercial mortgage investment.
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
The combined aggregate principal maturities of mortgages and other loans payable, the 2026 Credit Facility, trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our financing and operating leases, as of March 31, 2026 are as follows (in thousands):

	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Property mortgages and other loans	$555,148	$936,390	$284,438	$189,200	$—	$734,107	$2,699,283
Revolving credit facility	—	—	—	—	—	825,000	825,000
Unsecured term loans	100,000	300,000	—	—	—	750,000	1,150,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	2,460	3,325	3,375	3,426	3,477	189,891	205,954
Operating leases	44,059	58,151	58,666	58,898	60,000	1,176,592	1,456,366
Estimated interest expense	194,892	172,991	142,140	131,334	111,390	255,844	1,008,591
Joint venture debt	1,076,993	1,453,918	555,449	—	840,000	2,071,051	5,997,411
Total	$1,973,552	$2,924,775	$1,044,068	$382,858	$1,014,867	$6,102,485	$13,442,605
We estimate that for the remainder of the year ending December 31, 2026, we expect to incur $75.8 million of leasing capital expenditures and $31.7 million of recurring capital expenditures on existing consolidated properties, of which $22.4 million will be funded by construction financing facilities or loan reserves. In addition, we expect to incur $22.5 million of development or redevelopment expenditures on existing consolidated properties, of which $2.8 million will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $131.3 million, of which $33.9 million will be funded by construction financing facilities or loan reserves. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of March 31, 2026, we had liquidity of $0.6 billion, comprised of $418.0 million of availability under our revolving credit facility and $169.2 million of consolidated cash on hand, inclusive of $25.3 million of available-for-sale marketable securities. This liquidity excludes $111.4 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties, or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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

Cash, restricted cash, and cash equivalents were $338.6 million and $337.0 million as of March 31, 2026 and 2025, respectively, representing an increase of $1.6 million. The increase was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025	(Decrease) Increase
Net cash (used in) provided by operating activities	$(17,588)	$6,710	$(24,298)
Net cash used in investing activities	(692,392)	(176,273)	(516,119)
Net cash provided by financing activities	712,124	174,953	537,171
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third-party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(551,691)
Capital expenditures and capitalized interest	(29,375)
Acquisition deposits and deferred purchase price	—
Joint venture investments	(9,138)
Distributions from joint ventures	168,150
Proceeds from sales of real estate/partial interest in property	(39,806)
Cash and restricted cash assumed from acquisition of real estate investment	—
Debt and preferred equity and other investments	(54,259)
Increase in net cash used in investing activities	$(516,119)
Capital expenditures, which are comprised of building and tenant improvements, increased from $74.2 million for the three months ended March 31, 2025 to $103.6 million for the three months ended March 31, 2026 due to increased leasing related costs as portfolio occupancy increases.
We generally fund our investment activity through the sale of real estate, property-level financing, corporate credit facilities, the sale or repayment of debt and preferred equity investments, or construction loan facilities. From time to time, the Company may issue common or preferred stock or equity-linked securities, or the Operating Partnership may issue common or preferred units of limited partnership interest.
During the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, we used cash primarily for the following financing activities (in thousands):

Proceeds from our debt obligations	$781,575
Repayments of our debt obligations	(319,261)
Net distribution to noncontrolling interests	109,359
Other financing activities	(16,593)
Other obligations related to secured borrowing	(75,294)
Dividends and distributions paid	57,385
Increase in net cash provided by financing activities	$537,171

Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.

As of March 31, 2026, 36,107,719 shares have been repurchased under the program. This amount excludes the redemption of OP units. We did not repurchase any shares under the program during the three months ended March 31, 2026.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, the 2026 Credit Facility, and trust preferred securities outstanding as of March 31, 2026 and December 31, 2025, (amounts in thousands).

Debt Summary:	March 31, 2026	December 31, 2025
Balance
Fixed rate	$1,992,086	$1,058,524
Variable rate—hedged	2,116,586	2,616,698
Total fixed rate	4,108,672	3,675,222
Total variable rate	665,611	369,277
Total debt	$4,774,283	$4,044,499

Debt, preferred equity, and other investments subject to variable rate	$78,594	$128,619
Net exposure to variable rate debt	587,017	240,658

Percent of Total Debt:
Fixed rate	86.1%	90.9%
Variable rate (1)	13.9%	9.1%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	5.35%	5.17%
Variable rate	5.11%	6.29%
Effective interest rate	5.25%	5.34%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 12.5% and 6.1% as of March 31, 2026 and December 31, 2025, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on Term SOFR (3.66% and 3.69% as of March 31, 2026 and December 31, 2025, respectively). Our consolidated debt as of March 31, 2026 had a weighted average term to maturity of 3.21 years.
Certain of our debt and equity investments and other investments, with carrying values of $78.6 million as of March 31, 2026 and $128.6 million as of December 31, 2025, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our consolidated variable rate debt to total debt was 12.5% and 6.1% as of March 31, 2026 and December 31, 2025, respectively.

Corporate Indebtedness
2026 Credit Facility
On March 18, 2026, the Company entered into an amended and restated credit facility (the "2026 Credit Facility"), which was previously amended in December 2021 and November 2017, and was originally entered into in November 2012. As of March 31, 2026, the 2026 Credit Facility consisted of a:
•$1.25 billion revolving credit facility with a maturity of June 2030 and two six-month, as-of-right extension options to June 2031.
•$300.0 million term loan (or the "Term A Loans") with a maturity of May 2027.
•$100.0 million term loan (or the "Term B Loans") with a maturity of May 2026 and one six -month, as-of right extension option to November 2026.
•$750.0 million term loan (or the "Term C Loans") with a maturity of June 2031.
We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity date of the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2026, the 2026 Credit Facility bore interest at a spread over Term SOFR with an interest period of one or three months, as we may elect, ranging from (i) 85 basis points to 185 basis points for loans under the revolving credit facility, (ii) 90 basis points to 170 basis points for the Term A Loans, (iii) 100 basis points to 180 basis points for the Term B Loans, and (iv) 95 basis points to 220 basis points for the Term C Loans, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category. The revolving credit facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. The 2026 Credit Facility provide for the ability to amend the 2026 Credit Facility to include a sustainability component whereby the revolving credit facility and Term C Loans pricing may improve by up to 3 basis points (depending on the sustainability rating achieved) upon the Company’s achievement of certain sustainability ratings, determined via an independent third-party evaluation.
As of March 31, 2026, the applicable spread over Term SOFR for the 2026 Credit Facility was 125 basis points for the revolving credit facility, 170 basis points for the Term A Loans, 180 basis points for the Term B Loans and 145 basis points for the Term C loans. We are required to pay quarterly in arrears a 20 to 45 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of March 31, 2026, the facility fee was 30 basis points.
As of March 31, 2026, we had $7.0 million of outstanding letters of credit, $825.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $418.0 million under the 2026 Credit Facility. As of March 31, 2026 and December 31, 2025, the revolving credit facility had a carrying value of $814.0 million and $637.8 million, respectively, net of deferred financing costs. As of March 31, 2026 and December 31, 2025, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2026 Credit Facility. The lending group for the Term C Loans consists of Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC, BofA Securities, Inc., BMO Capital Markets Corp. and Manufacturers and Traders Trust Company, as joint lead arrangers, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC and BofA Securities, Inc., as joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, TD Bank, N.A., Bank of America, N.A., Bank of Montreal and Manufacturers and Traders Trust Company, as documentation agents, and the other lenders party thereto. The lending group for the Term B Loans consists of Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, BofA Securities, Inc. and BMO Capital Markets Corp., as joint lead arrangers and joint bookrunners, and Bank of America, N.A. and Bank of Montreal, as syndication agents, and the other lenders party thereto. The lending group for the revolving credit facility consists of Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC and BofA Securities, Inc., as joint lead arrangers and joint bookrunners for the revolving credit facility, BMO Capital Markets Corp. and Manufacturers and Traders Trust Company, as joint lead arrangers for the revolving credit facility, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as joint lead arrangers and joint bookrunners for the Term A Loans, BofA Securities, Inc,. BMO Capital Markets Corp. and The Bank of New York Mellon, as joint lead arrangers for the Term A Loans, JPMorgan Chase Bank, N.A., as syndication agent for the revolving credit facility and Term A Loans, TD Bank, N.A., Bank of America, N.A., Bank of Montreal and Manufacturers and Traders Trust Company, as documentation agents for the revolving credit facility, Deutsche Bank Securities Inc., TD Bank, N.A., Bank of America, N.A., Bank of Montreal and The Bank of New York Mellon, as documentation agents for the Term A Loans, Wells Fargo Bank, National Association, as sustainability structuring agent, and the other lenders party thereto.
Members of the lending group and their affiliates have performed commercial banking, investment banking, corporate trust and advisory services for the Company and its affiliates from time to time for which they have received customary fees and expenses. Members of the lending group and their affiliates may, from time to time, engage in transactions with and perform services for the Company in the ordinary course of their business.
The 2026 Credit Facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2026 Credit Facility include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of Adjusted EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2026 and December 31, 2025, we were in compliance with all such covenants.
CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of March 31, 2026, there have been no margin calls on the CMBS Repurchase Facility. At March 31, 2026, there was no outstanding balance on the facility.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. Based on the debt outstanding as of March 31, 2026, a hypothetical 100 basis point increase in the applicable floating interest rate curve would increase our share of consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $5.5 million and would increase our share of joint venture annual interest cost by $4.1 million. As of March 31, 2026, $77.6 million, or 65.7%, of our $118.1 million debt and preferred equity portfolio was indexed to SOFR.
We recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through income. If a derivative is designated as a hedge for accounting purposes, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. A majority of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence over, but not control, the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Investments in Unconsolidated Joint Ventures" and Note 7, "Debt and Preferred Equity Investments" in the accompanying consolidated financial statements.
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
Before we pay any cash dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2026 credit facility, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
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

FFO for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to SL Green common stockholders	$(84,391)	$(21,075)
Add:
Depreciation and amortization	69,751	64,498
Joint venture depreciation and noncontrolling interest adjustments	62,596	53,361
Net income (loss) attributable to noncontrolling interests	1,056	(6,362)
Less:
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	(814)	—
Purchase price and other fair value adjustments	2,224	(6,544)
Gain (loss) on sale of real estate, net	16,636	(482)
Depreciable real estate reserves and impairments	(35,160)	(8,546)
Depreciable real estate reserves in unconsolidated joint venture	—	(1,780)
Depreciation on non-rental real estate assets	1,503	1,263
Funds from Operations attributable to SL Green common stockholders and unit holders	$64,623	$106,511
Seasonality
Our business at SUMMIT is subject to, among other things, tourism trends and weather conditions, resulting in seasonal fluctuation. The table below shows SUMMIT's revenue for each quarter during 2025. We do not consider any other components of our business to be subject to material seasonal fluctuations.

Year Ended December 31, 2025
1st Quarter	18.0%
2nd Quarter	26.0%
3rd Quarter	27.0%
4th Quarter	29.0%
Total	100.0%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2025 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership's internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2026, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A. RISK FACTORS
As of March 31, 2026, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of March 31, 2026, 36,107,719 shares have been repurchased under the program. This amount excludes the redemption of OP units. We did not repurchase any shares under the program during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
The description of the 2026 Credit Facility contained in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Indebtedness” of this report is incorporated herein by reference and is qualified in its entirety by reference to the complete texts of the 2026 Credit Facility, copies of which are filed as Exhibits 10.2, 10.3 and 10.4 to this report and incorporated herein by reference.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

Exhibit No.	Description
10.1	Thirty-Second Amendment, dated March 4, 2026, to the First Amended and Restated Agreement of Limited Partnership of
SL Green Operating Partnership, L.P., incorporated by reference to the Company's Form 8-K, dated as of March 4, 2026, filed with the SEC on March 6, 2026.
10.2	Term Loan Agreement, dated as of March 18, 2026, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC, BofA Securities, Inc., BMO Capital Markets Corp. and Manufacturers and Traders Trust Company, as joint lead arrangers, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC and BofA Securities, Inc., as joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, TD Bank, N.A., Bank of America, N.A., Bank of Montreal and Manufacturers and Traders Trust Company, as documentation agents, and the other lenders party thereto.
10.3	First Amendment to Term Loan Agreement, dated as of March 18, 2026, which amends that certain Term Loan Agreement, dated as of November 19, 2024, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the financial institutions initially a signatory thereto together with their successors and assignees, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, BofA Securities, Inc. and BMO Capital Markets Corp., as joint Lead Arrangers and Joint Bookrunners, and Bank of America, N.A. and Bank of Montreal, as Syndication Agents.
10.4	First Amendment to Third Amended and Restated Credit Agreement, dated as of March 18, 2026, which amends that certain Third Amended and Restated Credit Agreement, dated as of December 6, 2021, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC and BofA Securities, Inc., as joint lead arrangers and joint bookrunners for the Revolving Credit Facility, BMO Capital Markets Corp. and Manufacturers and Traders Trust Company, as joint lead arrangers for the Revolving Credit Facility, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as joint lead arrangers and joint bookrunners for the Term A Loans, BofA Securities, Inc,. BMO Capital Markets Corp. and The Bank of New York Mellon, as joint lead arrangers for the Term A Loans, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term A Loans, TD Bank, N.A., Bank of America, N.A., Bank of Montreal and Manufacturers and Traders Trust Company, as documentation agents for the Revolving Credit Facility, Deutsche Bank Securities Inc., TD Bank, N.A., Bank of America, N.A., Bank of Montreal and The Bank of New York Mellon, as documentation agents for the Term A Loans, Wells Fargo Bank, National Association, as sustainability structuring agent, and the other lenders party thereto.
31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: April 30, 2026	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: April 30, 2026		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)