Form 10-Q
period 2026-06-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2026-08-06
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
As of August 5, 2026, 70,849,907 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of August 5, 2026, 298,263 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2026 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of June 30, 2026, the Company owns 92.74% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of June 30, 2026, noncontrolling investors held, in aggregate, a 7.26% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,579,973	$1,699,215
Building and improvements	4,272,142	4,012,305
Building leasehold and improvements	1,478,991	1,448,112
	7,331,106	7,159,632
Less: accumulated depreciation	(2,359,905)	(2,306,377)
	4,971,201	4,853,255
Assets held for sale	214,586	—
Cash and cash equivalents	180,788	155,747
Restricted cash	200,961	180,748
Investments in marketable securities	21,273	23,666
Tenant and other receivables	60,180	45,524
Related party receivables	13,867	16,293
Deferred rents receivable	262,008	266,678
Debt and preferred equity investments, net of discounts and deferred origination fees of $3 and $14 and allowances of $300 and $454 in 2026 and 2025, respectively	113,085	168,358
Investments in unconsolidated joint ventures	2,849,912	2,624,755
Debt fund investments, at fair value	379,004	152,958
Deferred costs, net of amortization of $184,525 and $174,617, respectively	126,621	129,019
Right-of-use assets - operating leases	902,113	864,430
Real estate loans held by consolidated securitization vehicles, at fair value	1,031,212	1,023,877
Other assets	482,190	577,299
Total assets (1)	$11,809,001	$11,082,607
Liabilities
Mortgages and other loans payable, net	$2,229,405	$2,146,049
Revolving credit facility, net	839,670	637,796
Unsecured term loans, net	1,143,344	1,147,591
Accrued interest payable	17,637	15,221
Senior obligations of consolidated securitization vehicles, at fair value	1,031,212	1,023,877
Other liabilities	453,851	392,756
Accounts payable and accrued expenses	129,346	134,621
Deferred revenue	154,999	147,419
Lease liability - financing leases	108,847	108,183
Lease liability - operating leases	844,823	805,192
Dividend and distributions payable	49,009	2,536
Security deposits	70,515	68,276
Liabilities related to assets held for sale	218,333	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,390,991	6,729,517

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2026	December 31, 2025
Commitments and contingencies (See Note 19)
Noncontrolling interests in Operating Partnership	297,076	241,371
Preferred units and redeemable equity	204,344	199,271

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2026 and December 31, 2025	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 70,853 and 71,159 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	705	711
Additional paid-in-capital	4,206,490	4,212,590
Accumulated other comprehensive loss	5,353	(22,198)
Retained deficit	(1,016,905)	(741,880)
Total SL Green stockholders' equity	3,417,575	3,671,155
Noncontrolling interests in other partnerships	499,015	241,293
Total equity	3,916,590	3,912,448
Total liabilities and equity	$11,809,001	$11,082,607

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $369.9 million and $185.2 million of land, $686.2 million and $207.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $14.4 million and $6.3 million of accumulated depreciation, $379.0 million and $153.0 million of debt fund investments, $1,031.2 million and $1,023.9 million of real estate loans held by consolidated securitization vehicles, $649.7 million and $862.5 million of other assets included in other line items, $799.8 million and $328.6 million of real estate debt, net, $2.2 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, $1,031.2 million and $1,023.9 million of senior obligations of consolidated securitization vehicles and $261.2 million and $287.5 million of other liabilities included in other line items as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue, net	$191,882	$165,237	$378,758	$328,256
SUMMIT Operator revenue	31,509	31,007	55,651	53,541
Investment income	2,657	6,339	5,003	22,453
Interest income from real estate loans held by consolidated securitization vehicles	14,743	21,049	29,392	37,030
Fee income	19,435	12,216	39,441	24,491
Other income	3,775	6,068	8,836	15,991
Total revenues	264,001	241,916	517,081	481,762
Expenses
Operating expenses, including related party expenses of $4 and $6 in 2026, and $0 and $3 in 2025	60,250	51,105	121,707	107,167
Real estate taxes	42,435	37,750	84,347	74,967
Operating lease rent	6,898	6,105	13,842	12,211
SUMMIT Operator expenses	25,520	24,847	50,462	46,611
Interest expense, net of interest income	54,011	45,318	104,920	90,999
Amortization of deferred financing costs	2,156	1,742	4,958	3,429
SUMMIT Operator tax expense	1,223	1,547	1,808	1,502
Interest expense on senior obligations of consolidated securitization vehicles	14,743	21,017	29,392	34,989
Depreciation and amortization	67,279	60,160	137,030	124,658
Loan loss and other investment reserves, net of recoveries	—	(46,287)	—	(71,326)
Transaction related costs	17	177	301	472
Marketing, general and administrative	22,781	21,579	45,567	43,303
Total expenses	297,313	225,060	594,334	468,982

Equity in net income (loss) from unconsolidated joint ventures	14,948	(22,775)	(5,832)	(21,605)
Income from debt fund investments, net	5,990	600	8,468	600
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(1,946)	(814)	(1,946)
Purchase price and other fair value adjustments	5,662	(9,617)	9,845	(19,228)
(Loss) gain on sale of real estate, net	(4,179)	(167)	12,457	(649)
Depreciable real estate reserves and impairments	—	—	(35,160)	(8,546)
Gain on sale of marketable securities	—	10,232	—	10,232
Net loss	(10,891)	(6,817)	(88,289)	(28,362)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	2,155	775	8,833	2,240
Noncontrolling interests in other partnerships	(11,772)	840	(19,506)	5,737
Preferred units distributions	(2,258)	(2,153)	(4,457)	(4,307)
Net loss attributable to SL Green	(22,766)	(7,355)	(103,419)	(24,692)
Perpetual preferred stock dividends	(3,737)	(3,737)	(7,475)	(7,475)
Net loss attributable to SL Green common stockholders	$(26,503)	$(11,092)	$(110,894)	$(32,167)

Basic loss per share	$(0.38)	$(0.16)	$(1.58)	$(0.47)
Diluted loss per share	$(0.38)	$(0.16)	$(1.58)	$(0.47)

Basic weighted average common shares outstanding	70,669	70,436	70,678	70,430
Diluted weighted average common shares and common share equivalents outstanding	70,669	70,436	70,678	70,430
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(10,891)	$(6,817)	$(88,289)	$(28,362)
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	13,631	(12,584)	27,464	(37,936)
Increase in unrealized value of marketable securities	368	303	2,031	998
Foreign currency translation adjustments	(357)	—	4	—
Other comprehensive income (loss)	13,642	(12,281)	29,499	(36,938)
Comprehensive income (loss)	2,751	(19,098)	(58,790)	(65,300)
Net (income) loss attributable to noncontrolling interests and preferred units distributions	(11,875)	(538)	(15,130)	3,670
Other comprehensive (income) loss attributable to noncontrolling interests	(1,002)	799	(1,948)	2,418
Comprehensive loss attributable to SL Green	$(10,126)	$(18,837)	$(75,868)	$(59,212)
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total
Balance at March 31, 2026	$221,932	71,124	$711	$4,213,857	$—	$(7,287)	$(892,890)	$361,475	$3,897,798
Net loss							(22,766)	11,772	(10,994)
Other comprehensive income						12,640			12,640
Perpetual preferred stock dividends							(3,737)		(3,737)
DRSPP proceeds		2	—	83					83
Conversion of units in the Operating Partnership for common stock		3	—	—					—
Measurement adjustment for redeemable noncontrolling interest							(53,962)		(53,962)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		7	(2)	6,614				467	7,079
Proceeds from issuance of common stock		—	—	—					—
Repurchases of common stock		(283)	(4)	(14,064)					(14,068)
Contributions to consolidated joint venture interests								1,109	1,109
Contributions to debt fund investments								127,367	127,367
Distributions from debt fund investments								(2,962)	(2,962)
Cash distributions to noncontrolling interests								(213)	(213)
Cash distributions declared ($0.618 per common share, none of which represented a return of capital for federal income tax purposes)							(43,550)		(43,550)
Balance at June 30, 2026	$221,932	70,853	$705	$4,206,490	$—	$5,353	$(1,016,905)	$499,015	$3,916,590

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance at March 31, 2025	$221,932	71,016	$710	$4,156,242	$—	$(4,842)	$(537,585)	$116,970	$3,953,427
Net loss							(7,355)	(840)	(8,195)
Acquisition of subsidiary interest from noncontrolling interest				36,023				(51,654)	(15,631)
Other comprehensive loss						(11,482)			(11,482)
Perpetual preferred stock dividends							(3,737)		(3,737)
DRSPP proceeds		1		56					56
Conversion of units in the Operating Partnership for common stock		1							—
Measurement adjustment for redeemable noncontrolling interest							(9,955)		(9,955)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		7		5,982					5,982
Contributions to consolidated joint venture interests								1,310	1,310
Contributions to debt fund investments								24,193	24,193
Cash distributions to noncontrolling interests								(1,380)	(1,380)
Cash distributions declared ($0.773 per common share, none of which represented a return of capital for federal income tax purposes)							(54,485)		(54,485)
Balance at June 30, 2025	$221,932	71,025	$710	$4,198,303	$—	$(16,324)	$(613,117)	$88,599	$3,880,103

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2025	$221,932	71,159	$711	$4,212,590	$—	$(22,198)	$(741,880)	$241,293	$3,912,448
Net loss							(103,419)	19,506	(83,913)
Other comprehensive income						27,551			27,551
Perpetual preferred stock dividends							(7,475)		(7,475)
DRSPP proceeds		3		145					145
Conversion of units in the Operating Partnership for common stock		4							—
Measurement adjustment for redeemable noncontrolling interest							(76,863)		(76,863)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(30)	(2)	7,819				933	8,750
Repurchases of common stock		(283)	(4)	(14,064)					(14,068)
Contributions to consolidated joint venture interests								3,087	3,087
Consolidation of joint venture interest								38,421	38,421
Cash distributions to noncontrolling interests								(8,533)	(8,533)
Contributions to debt fund investments								209,092	209,092
Distributions from debt fund investments								(4,784)	(4,784)
Cash distributions declared ($1.235 per common share, none of which represented a return of capital for federal income tax purposes)							(87,268)		(87,268)
Balance at June 30, 2026	$221,932	70,853	$705	$4,206,490	$—	$5,353	$(1,016,905)	$499,015	$3,916,590

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$711	$4,159,562	$—	$18,196	$(449,101)	$118,651	$4,069,951
Net loss							(24,692)	(5,737)	(30,429)
Acquisition of subsidiary interest from noncontrolling interest				36,023				(51,654)	(15,631)
Other comprehensive loss						(34,520)			(34,520)
Perpetual preferred stock dividends							(7,475)		(7,475)
DRSPP proceeds		2		131					131
Conversion of units in the Operating Partnership for common stock		5							—
Measurement adjustment for redeemable noncontrolling interest							(22,895)		(22,895)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(79)	(1)	3,458					3,457
Proceeds from issuance of common stock				(871)					(871)
Contributions to consolidated joint venture interests								4,747	4,747
Contributions to debt fund investments								24,193	24,193
Cash distributions to noncontrolling interests								(1,601)	(1,601)
Cash distributions declared ($1.545 per common share, none of which represented a return of capital for federal income tax purposes)							(108,954)		(108,954)
Balance at June 30, 2025	$221,932	71,025	$710	$4,198,303	$—	$(16,324)	$(613,117)	$88,599	$3,880,103

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(88,289)	$(28,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137,030	124,658
Amortization of deferred financing costs	4,958	3,429
Equity in net loss from unconsolidated joint ventures	5,832	21,605
Distributions of cumulative earnings from unconsolidated joint ventures	2,259	280
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	814	1,946
Purchase price and other fair value adjustments	(9,845)	19,228
Depreciable real estate reserves and impairments	35,160	8,546
(Gain) loss on sale of real estate, net	(12,457)	649
Loan loss reserves and other investment reserves, net of recoveries	—	(71,326)
Gain on sale of investments in marketable securities	—	(10,232)
Deferred rents receivable	(7,862)	2,247
Non-cash lease expense	11,464	10,430
Other non-cash adjustments	16,360	23,054
Changes in operating assets and liabilities:
Tenant and other receivables	(17,160)	(513)
Related party receivables	9,784	14,934
Deferred lease costs	(15,540)	(13,850)
Other assets	(7,738)	(15,242)
Accounts payable, accrued expenses, other liabilities and security deposits	8,544	(3,375)
Deferred revenue	6,646	(9,838)
Lease liability - operating leases	(9,516)	(17,070)
Net cash provided by operating activities	70,444	61,198
Investing Activities
Acquisitions of real estate property	(664,131)	(112,440)
Additions to land, buildings and improvements	(129,004)	(136,058)
Investments in unconsolidated joint ventures	(80,259)	(57,123)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	183,148	45,214
Net proceeds from disposition of real estate/joint venture interest	352,427	95,930
Proceeds from sale or redemption of marketable securities	4,525	53,107
Investments in marketable securities	—	(36,368)
Investments in real estate loans held by consolidated securitization vehicles	—	(49,296)
Repayment of real estate loans held by consolidated securitization vehicles	—	198,296
Other investments	(2,100)	(36,369)
Origination or purchase of debt fund investments	(219,499)	—
Origination of debt and preferred equity investments	(5,000)	(12,595)
Repayments or redemption of debt and preferred equity investments	38,500	3,214
Net cash used in investing activities	(521,393)	(44,488)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Financing Activities
Proceeds from mortgages and other loans payable	707,154	96,040
Repayments of mortgages and other loans payable	(424,289)	(3,663)
Proceeds from revolving credit facility, term loans and unsecured notes	870,410	480,000
Repayments of revolving credit facility, term loans and unsecured notes	(660,410)	(440,000)
Proceeds from stock options exercised and DRSPP issuance	145	131
Proceeds from issuance of common stock	—	(871)
Repurchase of common stock	(14,068)	—
Redemption of OP units	(15,934)	(21,491)
Distributions to noncontrolling interests in other partnerships	(8,533)	(1,601)
Contributions from noncontrolling interests in other partnerships	3,087	4,696
Distributions to noncontrolling interests in the Operating Partnership	(6,446)	(7,962)
Contributions from noncontrolling interests to debt fund investments	209,092	24,193
Distributions from debt fund investments	(4,784)	—
Dividends paid on common and preferred stock	(52,727)	(120,396)
Other obligations related to secured borrowing	(75,294)	—
Tax withholdings related to restricted share awards	(6,283)	(13,700)
Deferred loan costs	(24,917)	(907)
Net cash provided by (used in) financing activities	496,203	(5,531)
Net increase in cash, cash equivalents, and restricted cash	45,254	11,179
Cash, cash equivalents, and restricted cash at beginning of year	336,495	331,638
Cash, cash equivalents, and restricted cash at end of period	$381,749	$342,817

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of preferred units relating to a real estate acquisition	$5,800	$—
Assumption of mortgage loans	12,200	—
Measurement adjustment for redeemable noncontrolling interest	76,863	$22,893
Conversion of partner loan	—	15,623
Deconsolidation of a subsidiary	88,891	—
Acquisition of subsidiary interest from noncontrolling interest	—	51,654
Transfer of investments to debt fund	—	38,422
Contribution to consolidated joint venture interest	—	51
Transfer of assets related to assets held for sale	214,586	—
Transfer of liabilities related to assets held for sale	218,333	—
Removal of fully depreciated commercial real estate properties	—	2,747
Consolidation of securitization vehicle assets	—	828,143
Consolidation of securitization vehicle liabilities	—	828,143

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$180,788	$182,912
Restricted cash	200,961	159,905
Total cash, cash equivalents, and restricted cash	$381,749	$342,817

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,579,973	$1,699,215
Building and improvements	4,272,142	4,012,305
Building leasehold and improvements	1,478,991	1,448,112
	7,331,106	7,159,632
Less: accumulated depreciation	(2,359,905)	(2,306,377)
	4,971,201	4,853,255
Assets held for sale	214,586	—
Cash and cash equivalents	180,788	155,747
Restricted cash	200,961	180,748
Investments in marketable securities	21,273	23,666
Tenant and other receivables	60,180	45,524
Related party receivables	13,867	16,293
Deferred rents receivable	262,008	266,678
Debt and preferred equity investments, net of discounts and deferred origination fees of $3 and $14 and allowances of $300 and $454 in 2026 and 2025, respectively	113,085	168,358
Investments in unconsolidated joint ventures	2,849,912	2,624,755
Debt fund investments, at fair value	379,004	152,958
Deferred costs, net of amortization of $184,525 and $174,617, respectively	126,621	129,019
Right-of-use assets - operating leases	902,113	864,430
Real estate loans held by consolidated securitization vehicles, at fair value	1,031,212	1,023,877
Other assets	482,190	577,299
Total assets (1)	$11,809,001	$11,082,607
Liabilities
Mortgages and other loans payable, net	$2,229,405	$2,146,049
Revolving credit facility, net	839,670	637,796
Unsecured term loans, net	1,143,344	1,147,591
Accrued interest payable	17,637	15,221
Senior obligations of consolidated securitization vehicles, at fair value	1,031,212	1,023,877
Other liabilities	453,851	392,756
Accounts payable and accrued expenses	129,346	134,621
Deferred revenue	154,999	147,419
Lease liability - financing leases	108,847	108,183
Lease liability - operating leases	844,823	805,192
Dividend and distributions payable	49,009	2,536
Security deposits	70,515	68,276
Liabilities related to assets held for sale	218,333	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,390,991	6,729,517

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2026	December 31, 2025
Commitments and contingencies (See Note 19)
Limited partner interests in SLGOP (5,374 and 4,538 limited partner common units outstanding at June 30, 2026 and December 31, 2025, respectively)	297,076	241,371
Preferred units and redeemable equity	204,344	199,271
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2026 and December 31, 2025	221,932	221,932
SL Green partners' capital (762 and 757 general partner common units and 70,090 and 70,402 limited partner common units outstanding at June 30, 2026 and December 31, 2025, respectively)	3,190,290	3,471,421
Accumulated other comprehensive loss	5,353	(22,198)
Total SLGOP partners' capital	3,417,575	3,671,155
Noncontrolling interests in other partnerships	499,015	241,293
Total capital	3,916,590	3,912,448
Total liabilities and capital	$11,809,001	$11,082,607

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $369.9 million and $185.2 million of land, $686.2 million and $207.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $14.4 million and $6.3 million of accumulated depreciation, $379.0 million and $153.0 million of debt fund investments, $1,031.2 million and $1,023.9 million of real estate loans held by consolidated securitization vehicles, $649.7 million and $862.5 million of other assets included in other line items, $799.8 million and $328.6 million of real estate debt, net, $2.2 million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, $1,031.2 million and $1,023.9 million of senior obligations of consolidated securitization vehicles and $261.2 million and $287.5 million of other liabilities included in other line items as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue, net	$191,882	$165,237	$378,758	$328,256
SUMMIT Operator revenue	31,509	31,007	55,651	53,541
Investment income	2,657	6,339	5,003	22,453
Interest income from real estate loans held by consolidated securitization vehicles	14,743	21,049	29,392	37,030
Fee income	19,435	12,216	39,441	24,491
Other income	3,775	6,068	8,836	15,991
Total revenues	264,001	241,916	517,081	481,762
Expenses
Operating expenses, including related party expenses of $4 and $6 in 2026, and $0 and $3 in 2025	60,250	51,105	121,707	107,167
Real estate taxes	42,435	37,750	84,347	74,967
Operating lease rent	6,898	6,105	13,842	12,211
SUMMIT Operator expenses	25,520	24,847	50,462	46,611
Interest expense, net of interest income	54,011	45,318	104,920	90,999
Amortization of deferred financing costs	2,156	1,742	4,958	3,429
SUMMIT Operator tax expense	1,223	1,547	1,808	1,502
Interest expense on senior obligations of consolidated securitization vehicles	14,743	21,017	29,392	34,989
Depreciation and amortization	67,279	60,160	137,030	124,658
Loan loss and other investment reserves, net of recoveries	—	(46,287)	—	(71,326)
Transaction related costs	17	177	301	472
Marketing, general and administrative	22,781	21,579	45,567	43,303
Total expenses	297,313	225,060	594,334	468,982

Equity in net income (loss) from unconsolidated joint ventures	14,948	(22,775)	(5,832)	(21,605)
Income from debt fund investments, net	5,990	600	8,468	600
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(1,946)	(814)	(1,946)
Purchase price and other fair value adjustments	5,662	(9,617)	9,845	(19,228)
(Loss) gain on sale of real estate, net	(4,179)	(167)	12,457	(649)
Depreciable real estate reserves and impairments	—	—	(35,160)	(8,546)
Gain on sale of marketable securities	—	10,232	—	10,232
Net loss	(10,891)	(6,817)	(88,289)	(28,362)
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	(11,772)	840	(19,506)	5,737
Preferred units distributions	(2,258)	(2,153)	(4,457)	(4,307)
Net loss attributable to SLGOP	(24,921)	(8,130)	(112,252)	(26,932)
Perpetual preferred unit dividends	(3,737)	(3,737)	(7,475)	(7,475)
Net loss attributable to SLGOP common unitholders	$(28,658)	$(11,867)	$(119,727)	$(34,407)

Basic loss per unit	$(0.39)	$(0.18)	$(1.61)	$(0.50)
Diluted loss per unit	$(0.39)	$(0.18)	$(1.61)	$(0.50)

Basic weighted average common units outstanding	75,525	74,455	75,596	74,491
Diluted weighted average common units and common unit equivalents outstanding	75,525	74,455	75,596	74,491
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(10,891)	$(6,817)	$(88,289)	$(28,362)
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	13,631	(12,584)	27,464	(37,936)
Increase in unrealized value of marketable securities	368	303	2,031	998
Foreign currency translation adjustments	(357)	—	4	—
Other comprehensive income (loss)	13,642	(12,281)	29,499	(36,938)
Comprehensive income (loss)	2,751	(19,098)	(58,790)	(65,300)
Net (income) loss attributable to noncontrolling interests	(11,772)	840	(19,506)	5,737
Other comprehensive (income) loss attributable to noncontrolling interests	(1,002)	799	(1,948)	2,418
Comprehensive loss attributable to SLGOP	$(10,023)	$(17,459)	$(80,244)	$(57,145)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at March 31, 2026	$221,932	71,124	$3,321,678	$(7,287)	$361,475	$3,897,798
Net loss			(24,921)		11,772	(13,149)
Net loss attributable to partnership units			2,155			2,155
Other comprehensive income				12,640		12,640
Perpetual preferred unit dividends			(3,737)			(3,737)
DRSPP proceeds		2	83			83
Conversion of common units		3				—
Measurement adjustment for redeemable noncontrolling interest			(53,962)			(53,962)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		7	6,612		467	7,079
Repurchases of common units		(283)	(14,068)			(14,068)
Contributions to consolidated joint venture interests					1,109	1,109
Contributions to debt fund investments					127,367	127,367
Distributions from debt fund investments					(2,962)	(2,962)
Cash distributions to noncontrolling interests					(213)	(213)
Cash distributions declared ($0.618 per common unit, none of which represented a return of capital for federal income tax purposes)			(43,550)			(43,550)
Balance at June 30, 2026	$221,932	70,853	$3,190,290	$5,353	$499,015	$3,916,590

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at March 31, 2025	$221,932	71,016	$3,619,367	$(4,842)	$116,970	$3,953,427
Net loss			(8,130)		(840)	(8,970)
Net income attributable to partnership units			775			775
Acquisition of subsidiary interest from noncontrolling interest			36,023		(51,654)	(15,631)
Other comprehensive loss				(11,482)		(11,482)
Perpetual preferred unit dividends			(3,737)			(3,737)
DRSPP proceeds		1	56			56
Conversion of common units		1				—
Measurement adjustment for redeemable noncontrolling interest			(9,955)			(9,955)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		7	5,982			5,982
Contributions to consolidated joint venture interests					1,310	1,310
Contributions to debt fund investments					24,193	24,193
Cash distributions to noncontrolling interests					(1,380)	(1,380)
Cash distributions declared ($0.750 per common unit, none of which represented a return of capital for federal income tax purposes)			(54,485)			(54,485)
Balance at June 30, 2025	$221,932	71,025	$3,585,896	$(16,324)	$88,599	$3,880,103

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2025	$221,932	71,159	$3,471,421	$(22,198)	$241,293	$3,912,448
Net loss			(112,252)		19,506	(92,746)
Net loss attributable to partnership units			8,833			8,833
Other comprehensive income				27,551		27,551
Perpetual preferred unit dividends			(7,475)			(7,475)
DRSPP proceeds		3	145			145
Conversion of common units		4				—
Measurement adjustment for redeemable noncontrolling interest			(76,863)			(76,863)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		(30)	7,817		933	8,750
Proceeds from issuance of common stock		—	—			—
Repurchases of common units		(283)	(14,068)			(14,068)
Contributions to consolidated joint venture interests					3,087	3,087
Consolidation of joint venture interest					38,421	38,421
Cash distributions to noncontrolling interests					(8,533)	(8,533)
Contributions to debt fund investments					209,092	209,092
Distributions from debt fund investments					(4,784)	(4,784)
Issuance of special distribution paid in units		—	—			—
Cash distributions declared ($1.235 per common unit, none of which represented a return of capital for federal income tax purposes)			(87,268)			(87,268)
Balance at June 30, 2026	$221,932	70,853	$3,190,290	$5,353	$499,015	$3,916,590

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$3,711,172	$18,196	$118,651	$4,069,951
Net loss			(26,932)		(5,737)	(32,669)
Net income attributable to partnership units			2,240			2,240
Acquisition of subsidiary interest from noncontrolling interest			36,023		(51,654)	(15,631)
Other comprehensive loss				(34,520)		(34,520)
Perpetual preferred unit dividends			(7,475)			(7,475)
DRSPP proceeds		2	131			131
Conversion of common units		5				—
Measurement adjustment for redeemable noncontrolling interest			(22,895)			(22,895)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		(79)	3,457			3,457
Proceeds from issuance of common stock		—	(871)			(871)
Contributions to consolidated joint venture interests					4,747	4,747
Contributions to debt fund investments					24,193	24,193
Cash distributions to noncontrolling interests					(1,601)	(1,601)
Cash distributions declared ($1.545 per common unit, none of which represented a return of capital for federal income tax purposes)			(108,954)			(108,954)
Balance at June 30, 2025	$221,932	71,025	$3,585,896	$(16,324)	$88,599	$3,880,103

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(88,289)	$(28,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137,030	124,658
Amortization of deferred financing costs	4,958	3,429
Equity in net loss from unconsolidated joint ventures	5,832	21,605
Distributions of cumulative earnings from unconsolidated joint ventures	2,259	280
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	814	1,946
Purchase price and other fair value adjustments	(9,845)	19,228
Depreciable real estate reserves and impairments	35,160	8,546
(Gain) loss on sale of real estate, net	(12,457)	649
Loan loss reserves and other investment reserves, net of recoveries	—	(71,326)
Gain on sale of investments in marketable securities	—	(10,232)
Deferred rents receivable	(7,862)	2,247
Non-cash lease expense	11,464	10,430
Other non-cash adjustments	16,360	23,054
Changes in operating assets and liabilities:
Tenant and other receivables	(17,160)	(513)
Related party receivables	9,784	14,934
Deferred lease costs	(15,540)	(13,850)
Other assets	(7,738)	(15,242)
Accounts payable, accrued expenses, other liabilities and security deposits	8,544	(3,375)
Deferred revenue	6,646	(9,838)
Lease liability - operating leases	(9,516)	(17,070)
Net cash provided by operating activities	70,444	61,198
Investing Activities
Acquisitions of real estate property	(664,131)	(112,440)
Additions to land, buildings and improvements	(129,004)	(136,058)
Investments in unconsolidated joint ventures	(80,259)	(57,123)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	183,148	45,214
Net proceeds from disposition of real estate/joint venture interest	352,427	95,930
Proceeds from sale or redemption of marketable securities	4,525	53,107
Investments in marketable securities	—	(36,368)
Investments in real estate loans held by consolidated securitization vehicles	—	(49,296)
Repayment of real estate loans held by consolidated securitization vehicles	—	198,296
Other investments	(2,100)	(36,369)
Origination or purchase of debt fund investments	(219,499)	—
Origination of debt and preferred equity investments	(5,000)	(12,595)
Repayments or redemption of debt and preferred equity investments	38,500	3,214
Net cash used in investing activities	(521,393)	(44,488)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Financing Activities
Proceeds from mortgages and other loans payable	707,154	96,040
Repayments of mortgages and other loans payable	(424,289)	(3,663)
Proceeds from revolving credit facility, term loans and unsecured notes	870,410	480,000
Repayments of revolving credit facility, term loans and unsecured notes	(660,410)	(440,000)
Proceeds from stock options exercised and DRSPP issuance	145	131
Proceeds from issuance of common stock	—	(871)
Repurchase of common units	(14,068)	—
Redemption of OP units	(15,934)	(21,491)
Distributions to noncontrolling interests in other partnerships	(8,533)	(1,601)
Contributions from noncontrolling interests in other partnerships	3,087	4,696
Contributions from noncontrolling interests to debt fund investments	209,092	24,193
Distributions from debt fund investments	(4,784)	—
Dividends paid on common and preferred stock	(59,173)	(128,358)
Other obligations related to secured borrowing	(75,294)	—
Tax withholdings related to restricted share awards	(6,283)	(13,700)
Deferred loan costs	(24,917)	(907)
Net cash provided by (used in) financing activities	496,203	(5,531)
Net increase in cash, cash equivalents, and restricted cash	45,254	11,179
Cash, cash equivalents, and restricted cash at beginning of year	336,495	331,638
Cash, cash equivalents, and restricted cash at end of period	$381,749	$342,817

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of preferred units relating to a real estate acquisition	$5,800	$—
Assumption of mortgage loans	12,200	—
Measurement adjustment for redeemable noncontrolling interest	76,863	22,893
Conversion of partner loan	—	15,623
Deconsolidation of a subsidiary	88,891	—
Acquisition of subsidiary interest from noncontrolling interest	—	51,654
Transfer of investments to debt fund	—	38,422
Contribution to consolidated joint venture interest	—	51
Transfer of assets related to assets held for sale	214,586	—
Transfer of liabilities related to assets held for sale	218,333	—
Removal of fully depreciated commercial real estate properties	—	2,747
Consolidation of securitization vehicle assets	—	828,143
Consolidation of securitization vehicle liabilities	—	828,143

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$180,788	$182,912
Restricted cash	200,961	159,905
Total cash, cash equivalents, and restricted cash	$381,749	$342,817
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2026
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
Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2026, noncontrolling investors held, in the aggregate, a 7.26% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On June 30, 2026, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office	17		10,102,852	10	13,868,633	27	23,971,485	94.8%
	Retail	3	(2)	338,545	1	12,719	4	351,264	86.5%
	Development/Redevelopment	5		1,220,951	—	—	5	1,220,951	N/A
		25		11,662,348	11	13,881,352	36	25,543,700	94.7%
Suburban	Office	6		732,800	—	—	6	732,800	79.9%
Total commercial properties		31		12,395,148	11	13,881,352	42	26,276,500	94.2%
Residential:
Manhattan	Residential	1	(2)	222,855	1	221,884	2	444,739	99.4%
Total core portfolio		32		12,618,003	12	14,103,236	44	26,721,239	94.3%

	Alternative Strategy Portfolio	—		—	4	2,492,157	4	2,492,157	58.7%
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
(2)As of June 30, 2026, we consolidated a building at 315 West 33rd Street that was comprised of approximately 222,855 square feet (unaudited) of residential space and approximately 270,132 square feet (unaudited) of retail space. For the purpose of this report, we have included this building in the number of residential properties we own. We have included only the residential square footage in total residential square footage, and have included the retail square footage in total retail square footage.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
As of June 30, 2026, we also managed four properties owned by third parties encompassing approximately 0.9 million square feet (unaudited).
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at June 30, 2026 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 of the Company and the Operating Partnership.
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
June 30, 2026
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
For the three and six months ended June 30, 2026, we recognized a net reduction of rental revenues of ($0.7 million) and ($1.2 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the three and six months ended June 30, 2025, we recognized a reduction of rental revenues of ($1.5 million) and ($3.1 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Identified intangible assets (included in other assets):
Gross amount	$376,033	$365,454
Accumulated amortization	(216,800)	(224,360)
Total, net	$159,233	$141,094
Identified intangible liabilities (included in deferred revenue):
Gross amount	$238,746	$242,136
Accumulated amortization	(206,887)	(207,798)
Total, net	$31,859	$34,338

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
Investments in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of June 30, 2026, we did not have any debt securities designated as trading. We account for our available-for-sale securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method.
We account for our held-to-maturity securities at amortized cost basis. Credit losses for our held-to-maturity debt securities are recognized in accordance with ASC Topic 326, Financial Instruments — Credit Losses ("ASC 326"). No allowance for loan losses were recognized for the six months ended June 30, 2026 and 2025.
We account for marketable equity securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported in net income.
As of June 30, 2026 and December 31, 2025, we held the following commercial mortgage-backed securities ("CMBS") (in thousands):

	June 30, 2026	December 31, 2025
Commercial mortgage-backed securities - available-for-sale	$21,273	$23,666
Commercial mortgage-backed securities - held-to-maturity	$—	$—
Total investment in marketable securities	$21,273	$23,666

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
The cost basis of the available-for-sale CMBS was $20.0 million and $24.4 million as of June 30, 2026 and December 31, 2025, respectively. These securities mature at various times through 2045. As of June 30, 2026, seven securities were in an unrealized gain position of $1.3 million with a fair market value of $21.3 million, and no securities were in an unrealized loss position. As of December 31, 2025, five securities were in an unrealized gain position of $0.3 million with a fair market value of $12.5 million, and four securities were in an unrealized loss position of $1.0 million and fair market value of $11.2 million.
During the three and six months ended June 30, 2026, we received aggregate net proceeds of $4.5 from the sale of one available-for-sale CMBS. During the three and six months ended June 30, 2025, we received aggregate net proceeds of $8.1 million from the sale of one available-for-sale CMBS and $13.4 million from the sale of two available-for-sale CMBS, respectively.
During the six months ended June 30, 2026, we did not receive repayments of any CMBS. During the six months ended June 30, 2025, we received aggregate net proceeds of $5.7 million from the repayment of a CMBS.
We held no equity marketable securities as of June 30, 2026 and December 31, 2025. During the six months ended June 30, 2025, we acquired equity marketable securities totaling $25.1 million and received aggregate net proceeds of $34.0 million from the sale of these equity marketable securities.
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
As of June 30, 2026 and December 31, 2025, we consolidated the following CMBS securitization trusts (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)

	June 30, 2026		December 31, 2025		Maturity (2)
Type	Fair Value	Principal Value	Fair Value	Principal Value
Real estate loans held by consolidated securitization vehicles (1)	$1,031,212	$1,119,044	$1,023,877	$1,119,044	2023 - 2027
Senior obligations of consolidated securitization vehicles	1,031,212	1,119,044	1,023,877	1,119,044	2023 - 2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	$—	$—	$—	$—
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
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint venture's actual and projected cash flows. Aside from charges noted in Note 5, "Investments in Unconsolidated Joint Ventures," or Note 16, "Fair Value Measurements," we do not believe that the values of any of our equity investments were impaired at June 30, 2026.
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
June 30, 2026
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
June 30, 2026
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
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of June 30, 2026 and December 31, 2025 was $4.0 million and $3.1 million, respectively, and is included in "Deferred revenue" on the consolidated balance sheets.
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
June 30, 2026
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
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state and local corporate tax liability for these entities. During the three and six months ended June 30, 2026 we recorded Federal, state, and local tax expense of $1.6 million and $0.4 million, respectively, for these entities, excluding SUMMIT. During the three and six months ended June 30, 2025, we recorded Federal, state, and local tax expense of $1.2 million and $1.7 million, respectively, for these entities, excluding SUMMIT.
SUMMIT is held in a TRS and pays Federal, state and local taxes. During the three and six months ended June 30, 2026, we recorded Federal, state, and local tax expense for SUMMIT of $1.2 million and $1.8 million, respectively. During the three and six months ended June 30, 2025 we recorded Federal, state and local tax expense for SUMMIT of $1.5 million and $1.5 million, respectively.
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
June 30, 2026
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
For the three months ended June 30, 2026, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended June 30, 2026
One Vanderbilt Avenue	11.9%
11 Madison Avenue	8.0%
245 Park Avenue	7.2%
420 Lexington Avenue	6.7%
1515 Broadway	6.2%
280 Park Avenue	5.1%
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
June 30, 2026
(unaudited)
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
June 30, 2026
(unaudited)
3. Property Acquisitions and Consolidations
Property Acquisitions
The following table summarizes the properties acquired during the six months ended June 30, 2026:

Property	Acquisition Date	Property Type	Unaudited Approximate Square Feet	Gross Asset Valuation (in millions) (1)
65 East 55th Street (Park Avenue Tower)	January 2026	Fee Interest	622,000	$768.4
Commercial Condominium at 610 Park Avenue	March 2026	Fee Interest	18,000	$18.5
(1)Represents the gross asset valuation of the property before closing costs and adjustments.
Property Consolidations
During the six months ended June 30, 2026, we did not consolidate any previously unconsolidated joint venture properties.
4. Property Dispositions and Properties Held for Sale
Property Dispositions
The following table summarizes the consolidated properties or joint venture interests sold during the six months ended June 30, 2026:

Property	Disposition Date	Interest Sold	Property Type	Unaudited Approximate Square Feet	Sales Price (1) (in millions)	Gain (Loss) on Sale (2) (in millions)
7 Dey Street (3)	May 2026	100.0%	Fee Interest	199,521	$220.5	$(4.2)
346 Madison Avenue (4)(5)	May 2026	49.0%	Fee Interest	275,138	$175.0	$1.3
690 Madison Avenue	February 2026	100.0%	Fee Interest	7,850	$54.5	$15.3
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The gain (loss) on sale is net of $9.9 million of employee compensation recognized in connection with the property dispositions. Amounts do not include adjustments for expenses recorded in subsequent periods.
(3)During the first quarter of 2026, the Company recognized a charge of $35.2 million to reduce the carrying value of the property to its fair value determined by the terms of the purchase and sale agreement. The charge is reflected in the Company's consolidated statements of operations within "Depreciable real estate reserves and impairments."
(4)In May 2026, the Company sold a 49.0% interest in the property, which resulted in the Company no longer retaining a controlling financial interest in the entity, as defined in ASC 810, and as a result the Company deconsolidated the entity. The retained investment is accounted for under the equity method of accounting and was recorded at fair value which resulted in the recognition of a positive fair value adjustment of $5.0 million that is reflected in the Company's consolidated statements of operations within "Purchase price and other fair value adjustments." See Note 16, " Fair Value Measurements."
(5)The sales price excludes $10.8 million of reimbursable predevelopment costs incurred subsequent to the acquisition of the property in October 2025.

Properties Held for Sale
As of June 30, 2026, 10 East 53rd Street was classified as held for sale following the execution of an agreement to sell the property for $310.0 million. The transaction closed in August 2026.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
5. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various third-party partners. As of June 30, 2026, investments with positive carrying values totaled $2.8 billion and are included in "Investments in unconsolidated joint ventures" on our consolidated balance sheets. As of June 30, 2026, two joint venture investments had negative carrying values totaling $206.9 million, which are included in "Other liabilities" on our consolidated balance sheets. For one of these joint ventures, we have reached the maximum negative carrying value based on related tenant obligations. Beginning in the second quarter of 2026, this negative carrying value will be reduced and recognized through earnings over the term of those tenant obligations.
As of June 30, 2026, we have two unconsolidated joint ventures that are VIEs with a carrying value of $125.8 million. Our maximum loss is limited to the amount of our equity investment in these VIEs. As of December 31, 2025, there were no unconsolidated joint ventures that were VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies."
As we have the ability to exercise significant influence over, but do not control, the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of June 30, 2026:

Property	Economic Interest (1)	Unaudited Approximate Square Feet
919 Third Avenue	51.00%	1,454,000
280 Park Avenue	50.00%	1,219,158
1552 Broadway	50.00%	57,718
650 Fifth Avenue (2) (3)	50.00%	69,214
11 Madison Avenue	60.00%	2,314,000
One Vanderbilt Avenue	55.01%	1,657,198
Worldwide Plaza (2)	25.05%	2,048,725
1515 Broadway	56.87%	1,750,000
2 Herald Square (2)	95.00%	369,000
115 Spring Street (2)	51.00%	5,218
15 Beekman	20.00%	221,884
One Madison Avenue (4)	25.50%	1,048,700
220 East 42nd Street	51.00%	1,135,000
450 Park Avenue (5)	25.10%	337,000
245 Park Avenue	50.10%	1,782,793
625 Madison Avenue (6)	50.00%	563,000
100 Park Avenue	50.80%	834,000
346 Madison Avenue	51.00%	275,138
(1)Economic interest represents the Company's interests in the joint venture as of June 30, 2026. Changes in economic interests within the current year are disclosed in the notes below.
(2)Included in the Company's alternative strategy portfolio.
(3)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(4)In 2021, the Company admitted an additional partner with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC Topic 860, Transfers and Servicing ("ASC 860") and, as a result, was treated as a secured borrowing for accounting purposes and is included in "Other liabilities" on our consolidated balance sheets at June 30, 2026 and December 31, 2025.
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
(6)In connection with the sale of the fee ownership in the property, which closed in May 2024, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. In July 2025, the Company sold 50.0% of the joint venture entity that originated the preferred equity investment for $104.9 million. In conjunction with this transaction, the Company also acquired the remaining interest in the joint venture for $23.7 million and sold 50.0% of that interest for $10.9 million. In October 2025, the Company sold its interest in the joint venture to the Fund. The sale did not meet sale accounting under ASC 860 and, as a result, the investment in the joint venture is still presented within "Investments in unconsolidated joint ventures" on our consolidated balance sheet. The investment has a balance of $133.5 million, net of unamortized discounts and loan loss reserves, with an aggregate weighted average current yield of 16.83% as of June 30, 2026.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
Disposition of Joint Venture Interests or Properties
We did not dispose of any investments in unconsolidated joint ventures during the six months ended June 30, 2026.
Acquisition of Joint Venture Interests or Properties
We did not acquire any investments in unconsolidated joint ventures during the six months ended June 30, 2026.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases, we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of June 30, 2026 and December 31, 2025, respectively, are as follows (dollars in thousands):

						Principal Outstanding		Principal Outstanding
	Economic	Current Maturity	Final Maturity	Interest		June 30, 2026		December 31, 2025
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:
650 Fifth Avenue ⁽⁵⁾	50.00%	July 2026 ⁽⁶⁾	July 2026		5.45%	$65,000	$32,500	$65,000	$32,500
115 Spring Street ⁽⁵⁾	51.00%	September 2026	September 2026		5.50%	66,551	33,941	65,550	33,431
280 Park Avenue	50.00%	September 2026	September 2028		5.84%	1,075,000	537,500	1,075,000	537,500
1515 Broadway	56.87%	March 2027	March 2028		3.93%	672,225	382,288	718,949	408,859
919 Third Avenue	51.00%	April 2027	April 2028		6.15%	500,000	255,000	500,000	255,000
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	885,768	1,768,000	885,768
Worldwide Plaza ⁽⁵⁾	25.05%	November 2027	November 2027		3.98%	1,200,000	300,600	1,200,000	300,600
220 East 42nd Street	51.00%	December 2027	December 2027		6.77%	496,412	253,170	496,412	253,170
100 Park Avenue	50.80%	January 2028	January 2029		5.73%	382,872	194,499	382,872	194,499
15 Beekman	20.00%	January 2028	January 2028		4.83%	117,000	23,400	120,000	24,000
11 Madison Avenue	60.00%	October 2030	October 2030		5.62%	1,400,000	840,000	1,400,000	840,000
One Madison Avenue	25.50%	April 2031	April 2031		5.81%	1,650,000	420,750	—	—
One Vanderbilt Avenue	55.01%	July 2031	July 2031		2.95%	3,000,000	1,650,300	3,000,000	1,650,300
Total fixed rate debt						$12,393,060	$5,809,716	$10,791,783	$5,415,627
Floating Rate Debt:
650 Fifth Avenue ⁽⁵⁾	50.00%	July 2026 ⁽⁶⁾	July 2026	S+	2.25%	$210,000	$105,000	$210,000	$105,000
450 Park Avenue	25.10%	June 2027	June 2027	S+	2.10%	290,435	72,899	290,435	72,899
One Madison Avenue						—	—	1,163,814	296,772
11 West 34th Street ⁽⁴⁾						—	—	23,000	6,900
Total floating rate debt						$500,435	$177,899	$1,687,249	$481,571
Total joint venture mortgages and other loans payable						$12,893,495	$5,987,615	$12,479,032	$5,897,198
Deferred financing costs, net						(104,433)	(50,118)	(100,882)	(50,476)
Total joint venture mortgages and other loans payable, net						$12,789,062	$5,937,497	$12,378,150	$5,846,722
(1)Economic interest represents the Company's interests in the joint venture as of June 30, 2026. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(3)Interest rates as of June 30, 2026, taking into account interest rate hedges at the joint venture. Corporate interest rate hedges are not taken into consideration. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S").
(4)In April 2026, the lender foreclosed on the property. As a result, the joint venture no longer owns the property.
(5)Included in the Company's alternative strategy portfolio.
(6)The Company is in discussions with the lender on resolution of the past maturity.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We recognized $3.3 million and $7.6 million from these services, net of our ownership share of the joint ventures, for the three and six months ended June 30, 2026, respectively. We recognized $2.9 million and $5.5 million from these services, net of our ownership share of the joint ventures, for the three and six months ended June 30, 2025, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets (1)
Commercial real estate property, net	$15,604,483	$15,434,243
Cash and restricted cash	764,498	647,413
Tenant and other receivables, related party receivables, and deferred rents receivable	841,058	771,123
Debt and preferred equity investments, net	282,729	262,506
Right-of-use assets	816,347	824,088
Other assets	1,569,311	1,685,360
Total assets	$19,878,426	$19,624,733
Liabilities and equity (1)
Mortgages and other loans payable, net	$12,789,062	$12,378,150
Deferred revenue	781,877	852,035
Lease liabilities	906,563	908,988
Other liabilities	458,576	484,801
Equity	4,942,348	5,000,759
Total liabilities and equity	$19,878,426	$19,624,733
Company's investments in unconsolidated joint ventures	$2,849,912	$2,624,755
(1)At June 30, 2026, $442.5 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and six months ended June 30, 2026 and 2025, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$422,088	$382,176	$832,466	$754,102
Operating expenses	72,588	63,197	148,424	131,212
Real estate taxes	75,349	71,658	152,104	143,162
Operating lease rent	2,995	5,942	5,990	12,523
Loan loss and other investment reserves, net of recoveries	—	1,438	—	1,438
Interest expense, net of interest income	143,013	130,336	282,911	259,232
Amortization of deferred financing costs	7,518	5,878	16,009	11,897
Depreciation and amortization	138,185	125,535	270,797	246,840
Total expenses	439,648	403,984	876,235	806,304
Loss on early extinguishment of debt	—	—	(9,497)	—
Net loss	$(17,560)	$(21,808)	$(53,266)	$(52,202)
Company's equity in net income (loss) from unconsolidated joint ventures	$14,948	$(22,775)	$(5,832)	$(21,605)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
6. Debt Fund
As of June 30, 2026, total capital committed to the Fund by all investors was $1.3 billion, of which $422.5 million had been funded. As of June 30, 2026, the Company's share of the total capital committed to the Fund was $118.6 million, of which $37.3 million had been funded.
During the six months ended June 30, 2026, the Fund made additional investments with an aggregate fair value of $224.8 million. During the six months ended June 30, 2026, no investments were sold or repaid.
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
7. Debt and Preferred Equity Investments
Below is a summary of the activity in our consolidated debt and preferred equity investments for the six months ended June 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Balance at beginning of year (1)	$168,358	$303,726
Debt investment originations/fundings/accretion (2)	5,010	14,118
Preferred equity investment originations/accretion (2)	—	2,233
Repayment/sales/syndications/equity ownership/amortization (3)	(60,283)	(151,419)
Net change in loan loss reserves	—	(300)
Balance at end of period (1) (4)	$113,085	$168,358
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
(4)Excludes a preferred equity investment with a carrying value of $133.5 million as of June 30, 2026 and $122.4 million as of December 31, 2025, which the Company sold to the Fund in October 2025. The sale did not meet sale accounting under ASC 860 and, as a result, the investment is still presented within "Investments in unconsolidated joint ventures" on our consolidated balance sheet. See Note 5, "Investments in Unconsolidated Joint Ventures." Also excludes a preferred equity investment in an entity in which the Company is the primary beneficiary. The underlying property, 315 West 33rd Street, is consolidated in our financial statements.
The table below summarizes our consolidated debt and preferred equity investments, which had an aggregate weighted average current yield of 7.60% as of June 30, 2026 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value (1)	Future Funding Obligations	Senior Financing	Maturity (3)
Type	Carrying Value (1)	Face Value	Interest Rate (2)	Carrying Value (1)	Face Value	Interest Rate
Mezzanine Debt	$77,599	$77,602	S + 4.95% - 11.63%	$35,486	$35,786	0.00% - 8.75%	$113,085	$2,999	$435,528	2025 - 2029
Balance at end of period	$77,599	$77,602		$35,486	$35,786		$113,085	$2,999	$435,528
(1)Net of unamortized fees, discounts, and premiums.
(2)Floating interest rates are presented with the stated spread over Term SOFR ("S").
(3)Excludes available extension options to the extent they have not been exercised as of the date of this filing. One loan with a carrying value of $9.27 million as of June 30, 2026 and December 31, 2025 was put on non-accrual in January 2025 and went into default in August 2025. It remains on non-accrual as of June 30, 2026. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower on resolution of the past maturity. No other financing receivables were 90 days past due as of June 30, 2026 and December 31, 2025.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
The following table is a roll forward of our total allowance for loan losses for the six months ended June 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Balance at beginning of year	$454	$13,520
Current period provision for loan loss	—	300
Initial allowance for credit losses on loans purchased with credit deterioration ("PCD")	—	99,039
Write-offs of the allowance	(154)	(40,779)
Current period recoveries	—	(71,626)
Balance at end of period	$300	$454
The following table sets forth the carrying value of our consolidated debt and preferred equity investment portfolio by year of origination and risk rating as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	As of June 30, 2026
Risk Rating	2026 (1)	2025 (1)	2024 (1)	2023 (1)	2022 (1)	Prior (1)	Total
1 - Low Risk Assets - Low probability of loss	$5,000	$—	$—	$—	$—	$20,000	$25,000
2 - Watch List Assets - Higher potential for loss	—	—	—	—	—	88,085	88,085
3 - High Risk Assets - Loss more likely than not	—	—	—	—	—	—	—
	$5,000	$—	$—	$—	$—	$108,085	$113,085
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.

	As of December 31, 2025
Risk Rating	2025 (1)	2024 (1)	2023 (1)	2022 (1)	2021 (1)	Prior (1)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$—	$—	$20,000		$20,000
2 - Watch List Assets - Higher potential for loss	—	—	—	—	—	148,358	(2)	148,358
3 - High Risk Assets - Loss more likely than not	—	—	—	—	—	—		—
	$—	$—	$—	$—	$—	$168,358		$168,358
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)Includes one investment with a total carrying value of $50.3 million as of December 31, 2025, that was included in the Company's alternative strategy portfolio.

We have determined that we have one portfolio segment of financing receivables as of June 30, 2026 and December 31, 2025 comprised of commercial real estate in the New York metropolitan area, which is primarily recorded in debt and preferred equity investments.
Included in "Other assets" is an additional amount of financing receivables representing loans to joint venture partners totaling $19.5 million and $15.9 million as of June 30, 2026 and December 31, 2025, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the six months ended June 30, 2026 and 2025. All of the loans with a carrying value as of June 30, 2026 have a risk rating of 2 and were performing in accordance with their respective terms.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
8. Mortgages and Other Loans Payable
The mortgages and other loans payable as of June 30, 2026 and December 31, 2025, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		June 30, 2026	December 31, 2025
Fixed Rate Debt:
100 Church Street	December 2026	June 2028		5.89%	$365,000	$365,000
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
315 West 33rd Street	February 2027	February 2027		4.24%	250,000	250,000
10 East 53rd Street ⁽³⁾	May 2027	May 2028		5.37%	204,325	204,550
500 Park Avenue	January 2028	January 2030		6.57%	80,000	80,000
800 Third Avenue	February 2029	February 2031		5.15%	177,000	177,000
610 Park Avenue	November 2029	November 2029		4.65%	12,200	—
65 East 55th Street- Park Avenue Tower	February 2031	February 2031		5.30%	480,000	—
420 Lexington Avenue	October 2040	October 2040		8.24%	251,183	258,523
7 Dey Street ⁽⁴⁾					—	190,149
Total fixed rate debt					$2,369,708	$2,075,222
Floating Rate Debt:
Fund subscription line ⁽⁵⁾	August 2027	August 2028	S+	2.20%	$79,422	$79,277
Total floating rate debt					$79,422	$79,277
Total fixed rate and floating rate debt					$2,449,130	$2,154,499
Mortgages reclassed to liabilities related to assets held for sale					(204,325)	—
Total mortgages and other loans payable					$2,244,805	$2,154,499
Deferred financing costs, net of amortization					(15,400)	(8,450)
Total mortgages and other loans payable, net					$2,229,405	$2,146,049
(1)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(2)Interest rate as of June 30, 2026, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S"), unless otherwise specified.
(3)The property is classified as held for sale as of June 30, 2026. See Note 4, "Property Dispositions and Properties Held for Sale."
(4)In May 2026, the property was sold. See Note 4, "Property Dispositions and Properties Held for Sale."
(5)The Fund has access to a subscription line with a maximum commitment of $200 million as of June 30, 2026, secured by investor capital commitments. The facility is used to fund investments prior to capital calls and is repaid through capital contributions. The subscription line is non-recourse to the Company.

As of June 30, 2026 and December 31, 2025, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $2.9 billion and $2.5 billion, respectively.
CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of June 30, 2026, there have been no margin calls on the CMBS Repurchase Facility. At June 30, 2026, there was no outstanding balance on the facility.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
9. Corporate Indebtedness
2026 Credit Facility
On March 18, 2026, the Company entered into an amended and restated credit facility (the "2026 Credit Facility"), which was previously amended in December 2021 and November 2017, and was originally entered into in November 2012. As of June 30, 2026, the 2026 Credit Facility consisted of a:
•$1.25 billion revolving credit facility with a maturity of June 2030 and two six-month, as-of-right extension options to June 2031.
•$300.0 million term loan (or the "Term A Loans") with a maturity of May 2027.
•$100.0 million term loan (or the "Term B Loans") with a maturity of November 2026.
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
As of June 30, 2026, the 2026 Credit Facility bore interest at a spread over Term SOFR with an interest period of one or three months, as we may elect, ranging from (i) 85 basis points to 185 basis points for loans under the revolving credit facility, (ii) 90 basis points to 170 basis points for the Term A Loans, (iii) 100 basis points to 180 basis points for the Term B Loans, and (iv) 95 basis points to 220 basis points for the Term C Loans, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category. The revolving credit facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. The 2026 Credit Facility provide for the ability to amend the 2026 Credit Facility to include a sustainability component whereby the revolving credit facility and Term C Loans pricing may improve by up to 3 basis points (depending on the sustainability rating achieved) upon the Company’s achievement of certain sustainability ratings, determined via an independent third-party evaluation.
As of June 30, 2026, the applicable spread over Term SOFR for the 2026 Credit Facility was 125 basis points for the revolving credit facility, 170 basis points for the Term A Loans, 180 basis points for the Term B Loans and 145 basis points for the Term C loans. We are required to pay quarterly in arrears a 20 to 45 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of June 30, 2026, the facility fee was 30 basis points.
As of June 30, 2026, we had $7.0 million of outstanding letters of credit, $850.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $393.0 million under the 2026 Credit Facility. As of June 30, 2026 and December 31, 2025, the revolving credit facility had a carrying value of $839.7 million and $637.8 million, respectively, net of deferred financing costs. As of June 30, 2026 and December 31, 2025, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2026 Credit Facility.
The 2026 Credit Facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2026 Credit Facility include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of Adjusted EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2026 and December 31, 2025, we were in compliance with all such covenants.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
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
Principal Maturities
Combined aggregate principal maturities of consolidated mortgages and other loans payable, the 2026 Credit Facility, trust preferred securities and our share of joint venture debt as of June 30, 2026, including as-of-right extension options but excluding other extension options, were as follows (in thousands):

	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Total	Company's Share of Joint Venture Debt
Remaining 2026	$365,000	$—	$100,000	$—	$465,000	$739,298
2027	1,083,747	—	300,000	—	1,383,747	1,781,817
2028	80,000	—	—	—	80,000	555,449
2029	189,200	—	—	—	189,200	—
2030	—	—	—	—	—	840,000
Thereafter	731,183	850,000	750,000	100,000	2,431,183	2,071,051
	$2,449,130	$850,000	$1,150,000	$100,000	$4,549,130	$5,987,615

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense before capitalized interest	$60,946	$52,592	$119,701	$104,640
Interest on financing leases	1,152	1,138	2,300	2,272
Capitalized interest	(8,211)	(6,637)	(16,879)	(13,107)
Amortization of discount on assumed debt	709	164	1,393	324
Interest income	(585)	(1,939)	(1,595)	(3,130)
Interest expense, net	$54,011	$45,318	$104,920	$90,999

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
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
Messrs. Holliday and Mathias had the right to tender 50% of their interests in the project within three years after stabilization and 100% three years or more after stabilization. The property (excluding SUMMIT One Vanderbilt) achieved stabilization in 2022, and in July of that year, Messrs. Holliday and Mathias exercised their rights to tender 50% of their interests in the property. In 2023, stabilization of SUMMIT One Vanderbilt was achieved. Separate from the tender rights, the agreement provides us with the right to repurchase these interests on the seven-year anniversary of the stabilization of the project. In either event, the price paid will equal the liquidation value of the interests at the time, with the value based on the project's sale price, if applicable, or fair market value as determined by an independent third-party appraiser.
The agreement also requires that we repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company, at a price based on the sale or change of control transaction.
Messrs. Holliday's and Mathias's remaining interests in the One Vanderbilt project are included in Preferred units and redeemable equity in the mezzanine equity section of the Company's consolidated financial statements.
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three and six months ended June 30, 2026, we recorded $1.0 million and $2.0 million, respectively, of rent expense under the lease. For the three and six months ended June 30, 2025, we recorded 0.9 million and $1.8 million, respectively, of rent expense under the lease.
In June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. In June 2025, we, through a consolidated subsidiary, entered into a second lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt to lease special event space. For the three and six months ended June 30, 2026, we recorded $6.7 million and $13.4 million, respectively, of rent expense under the leases, including percentage rent, of which $3.7 million and $7.4 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. For the three and six months ended June 30, 2025, we recorded $6.3 million and $12.6 million, respectively, of rent expense under the lease, including percentage rent, of which $3.5 million and $7.0 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations.
Other
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 5, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures, inclusive of our ownership share of the joint ventures, and related parties as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Due from joint ventures	$13,694	$15,863
Other	173	430
Related party receivables	$13,867	$16,293

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of June 30, 2026 and December 31, 2025, the noncontrolling interest unit holders owned 7.26%, or 5,547,004 units, and 6.42%, or 4,877,891 units, of the Operating Partnership, respectively. As of June 30, 2026, 5,547,004 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the six months ended June 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Balance at beginning of period	$241,371	$288,941
Distributions	(6,446)	(14,162)
Issuance of common units	8,106	19,531
Redemption and conversion of common units	(15,933)	(22,302)
Net loss	(8,833)	(7,673)
Accumulated other comprehensive (loss) income allocation	1,948	(2,804)
Fair value adjustment	76,863	(20,160)
Balance at end of period	$297,076	$241,371

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of June 30, 2026:

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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the six months ended June 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Balance at beginning of period	$168,560	$164,210
Issuance of preferred units	5,800	4,320
Redemption of preferred units	—	—
Dividends paid on preferred units	(3,850)	(6,200)
Accrued dividends on preferred units	3,914	6,230
Balance at end of period	$174,424	$168,560

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
12. Stockholders' Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2026, 70,852,556 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of June 30, 2026, 36,390,839 shares have been repurchased under the program. This amount excludes the redemption of OP units. During the six months ended June 30, 2026, we repurchased 283,120 shares under the program.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and six months ended June 30, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock issued	1,909	982	3,373	2,203
Dividend reinvestments/stock purchases under the DRSPP	$79	$55	$141	$130
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
SL Green's earnings per share for the three and six months ended June 30, 2026 and 2025 are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2026	2025	2026	2025
Basic Loss:
Loss attributable to SL Green common stockholders	$(26,503)	$(11,092)	$(110,894)	$(32,167)
Less: distributed earnings allocated to participating securities	(326)	(521)	(652)	(1,042)
Net loss attributable to SL Green common stockholders (numerator for basic earnings per share)	$(26,829)	$(11,613)	$(111,546)	$(33,209)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—	—	—
Add back: effect of dilutive securities (redemption of units to common shares)	—	—	—	—
Loss attributable to SL Green common stockholders (numerator for diluted earnings per share)	$(26,829)	$(11,613)	$(111,546)	$(33,209)

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2026	2025	2026	2025
Basic Shares:
Weighted average common stock outstanding	70,669	70,436	70,678	70,430
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	—	—	—	—
Stock-based compensation plans	—	—	—	—
Diluted weighted average common stock outstanding	70,669	70,436	70,678	70,430
The Company has excluded 7,056,832 and 7,259,653 common stock equivalents from the calculation of diluted shares outstanding for the three and six months ended June 30, 2026, respectively, as they were anti-dilutive. The Company has excluded 352,917 and 352,917 common stock equivalents from the calculation of diluted shares outstanding for the three and six months ended June 30, 2025, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and, as of June 30, 2026, owned 70,852,556 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
Limited Partner Units
As of June 30, 2026, limited partners, other than SL Green, owned 7.26%, or 5,547,004 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company's Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and six months ended June 30, 2026 and 2025, respectively, are computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2026	2025	2026	2025
Basic Loss:
Net loss attributable to SLGOP common unitholders	$(28,658)	$(11,867)	$(119,727)	$(34,407)
Less: distributed earnings allocated to participating securities	(860)	(1,243)	(1,721)	(2,486)
Less: undistributed earnings allocated to participating securities	—	—	—	—
Net loss attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$(29,518)	$(13,110)	$(121,448)	$(36,893)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—	—	—
Add back: undistributed earnings allocated to participating securities	—	—	—	—
Loss attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(29,518)	$(13,110)	$(121,448)	$(36,893)

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2026	2025	2026	2025
Basic units:
Weighted average common units outstanding	$75,525	$74,455	$75,596	$74,491
Effect of Dilutive Securities:
Stock-based compensation plans	—	—	—	—
Contingently issuable units	$—	$—	$—	$—
Diluted weighted average common units outstanding	$75,525	74,455	$75,596	74,491
The Operating Partnership has excluded 2,200,650 and 2,341,909 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2026, respectively, as they were anti-dilutive. The Operating Partnership has excluded 352,917 and 352,917 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2025, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Sixth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2025 and its stockholders in June 2025 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 39,890,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.20 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights, Class O LTIP units and other awards that do not deliver full value of the underlying shares and expire five years from the date of grant counting as 0.87 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the sixth amendment and restatement in June 2025 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 39,890,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 3, 2035, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of June 30, 2026, 7.6 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the six months ended June 30, 2026 and the year ended December 31, 2025.

	June 30, 2026	December 31, 2025
Dividend yield	6.7%	7.1%
Expected life	6.0 years	3.6 years
Risk-free interest rate	3.84%	3.58%
Expected stock price volatility	51.0%	46.0%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
A summary of the status of the Company's stock options as of June 30, 2026 and December 31, 2025, and changes during the six months ended June 30, 2026 and year ended December 31, 2025 are as follows:

	June 30, 2026		December 31, 2025
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	740,897	$61.66	333,897	$81.63
Granted	100,000	40.49	407,000	44.35
Lapsed or canceled	(52,500)	99.86	—	—
Balance at end of period	788,397	$56.56	740,897	$61.66
Options exercisable at end of period	155,139	$88.16	188,619	$91.12
The remaining weighted average contractual life of the options outstanding was 5.8 years and the remaining average contractual life of the options exercisable was 4.4 years.
During the three and six months ended June 30, 2026, we recognized $0.7 million and $1.5 million compensation expense related to options. As of June 30, 2026, there was $6.9 million unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares may be granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of June 30, 2026 and December 31, 2025 and changes during the six months ended June 30, 2026 and the year ended December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Balance at beginning of period	4,532,000	4,449,709
Granted	88,742	91,926
Canceled	(12,184)	(9,635)
Balance at end of period	4,608,558	4,532,000
Vested during the period	305,156	236,139
Compensation expense recorded	$5,744,402	$15,077,198
Total fair value of restricted stock granted during the period	$3,279,401	$4,206,695
The fair value of restricted stock that vested during the six months ended June 30, 2026 and the year ended December 31, 2025 was $18.1 million and $11.3 million, respectively. As of June 30, 2026, there was $15.3 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $28.2 million and $27.6 million as of June 30, 2026 and December 31, 2025, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of June 30, 2026, there was $38.5 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.8 years.
During the three and six months ended June 30, 2026, we recorded compensation expense related to bonus, time-based and performance-based awards of $6.0 million and $11.0 million, respectively. During the three and six months ended June 30, 2025, we recorded compensation expense related to bonus, time-based and performance-based awards of $6.0 million and $11.1 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
For the three and six months ended June 30, 2026, $0.5 million and $0.9 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and six months ended June 30, 2025, $0.5 million and $1.0 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the six months ended June 30, 2026, 20,154 phantom stock units and 15,012 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.1 million during the three and six months ended June 30, 2026, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.1 million during the three and six months ended June 30, 2025 respectively, related to the Deferred Compensation Plan.
As of June 30, 2026, there were 101,374 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of June 30, 2026, 282,493 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of June 30, 2026 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Foreign currency translation adjustments	Total
Balance at December 31, 2025	$(936)	$(20,585)	$(677)	$—	$(22,198)
Other comprehensive income (loss) before reclassifications	17,566	8,431	1,889	4	27,890
Amounts reclassified from accumulated other comprehensive income (loss)	(2,496)	2,157	—	—	(339)
Balance at June 30, 2026	$14,134	$(9,997)	$1,212	$4	$5,353
(1)Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive income (loss) relating to net unrealized gain (loss) on derivative instruments, was ($1.0 million) and ($0.1 million), respectively.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by their levels in the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands)

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$21,273	$—	$21,273	$—
Derivative instruments (included in Other assets)	$12,930	$—	$12,930	$—
Real estate loans held by consolidated securitization vehicles	$1,031,212	$—	$910,280	$120,932
Debt fund investments(1)	$379,004	$—	$—	$379,004
Liabilities:
Derivative instruments (included in Other liabilities)	$1,581	$—	$1,581	$—
Senior obligations of consolidated securitization vehicles	$1,031,212	$—	$910,280	$120,932
Secured borrowing (included in Other liabilities) (2)	$167,213	$—	$—	$167,213

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
(1)During the six months ended June 30, 2026 the Fund invested $219.7 million in investments classified as Level 3 and recognized $5.1 million of unrealized gains on those investments included within "Income from debt fund investments, net" in the consolidated statements of operations.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
Nonrecurring Fair Value Measurements
In May 2026, the Company sold a 49.0% interest in 346 Madison Avenue, which resulted in the Company no longer retaining a controlling financial interest in the entity, as defined in ASC 810, and as a result the Company deconsolidated the entity. We recorded our retained investment at fair value which resulted in the recognition of a positive fair value adjustment of $5.0 million that is reflected in the Company's consolidated statements of operations within "Purchase price and other fair value adjustments." The fair value of our investment was determined by the terms of the purchase and sale agreement.
During the first quarter of 2026, the Company acquired Park Avenue Tower and the retail condominium located at 610 Park Avenue. The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values were determined using third-party valuations which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts, all of which are classified as Level 3 inputs.
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
The following table provides the carrying value and fair value of these financial instruments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt and preferred equity investments	$113,085	(2)	$168,358	(2)
Liabilities:
Fixed rate debt	$3,619,708	$3,581,658	$3,675,222	$3,679,095
Variable rate debt	929,422	929,799	369,277	369,440
Total Debt	$4,549,130	$4,511,457	$4,044,499	$4,048,535
(1)Amounts exclude net deferred financing costs.
(2)As of June 30, 2026, debt and preferred equity investments had an estimated fair value of approximately $0.1 billion. As of December 31, 2025, debt and preferred equity investments had an estimated fair value of approximately $0.2 billion.

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of June 30, 2026 and December 31, 2025.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
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
Interest Rate Derivatives
The following table summarizes the notional value at inception and fair value of our consolidated interest rate derivatives as of June 30, 2026 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$125,000	3.667%	August 2024	December 2026	Other Assets	$100
Interest Rate Swap	125,000	3.670%	August 2024	December 2026	Other Assets	99
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	1,490
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	561
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	661
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	410
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	2,622
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Assets	514
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Assets	165
Interest Rate Swap	68,678	4.466%	August 2024	June 2027	Other Liabilities	(354)
Interest Rate Sold Cap	73,125	4.000%	June 2026	June 2027	Other Liabilities	(140)
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Assets	317
Interest Rate Swap	80,000	4.174%	February 2025	February 2028	Other Liabilities	(278)
Interest Rate Swap	204,288	3.915%	February 2025	May 2028	Other Assets	114
Interest Rate Swap	357,500	2.982%	June 2027	June 2028	Other Assets	3,349
Interest Rate Swap	225,000	3.920%	February 2027	January 2029	Other Liabilities	—
Interest Rate Swap	177,000	3.331%	February 2026	February 2029	Other Assets	2,510
Interest Rate Swap	225,000	3.865%	February 2027	January 2030	Other Assets	11
Interest Rate Lock	100,000	—%	June 2026	December 2026	Other Liabilities	(34)
Interest Rate Lock	100,000	—%	June 2026	December 2026	Other Liabilities	$(34)
						$12,083

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
During the three and six months ended June 30, 2026, we recorded unrealized gains of $0.1 million and $3.2 million, respectively, based on changes in the fair value of interest rate derivatives not designated as hedges, which are included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three and six months ended June 30, 2025 we recorded unrealized losses of $1.2 million and $4.3 million, respectively, based on changes in the fair value of interest rate derivatives not designated as hedges, which are included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three and six months ended June 30, 2026, we recorded realized gains of $1.0 million and $5.4 million, respectively, on settled contracts, which are included in interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2025, we recorded gains of less than $0.1 million and $0.1 million, respectively, on the changes in fair value, which is included in interest expense in the consolidated statements of operations.
Certain agreements the Company has with each of its interest rate derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its interest rate derivative obligations. As of June 30, 2026, the fair value of interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was ($0.7 million). As of June 30, 2026, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.8 million as of June 30, 2026.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($8.2 million) of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $2.6 million of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net income (loss) from unconsolidated joint ventures within the next 12 months.

The following table presents the effect of our interest derivatives and our share of our unconsolidated joint ventures' interest derivatives that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2026	2025		2026	2025
Interest Rate Swaps/Caps	$8,575	$(3,081)	Interest expense	$1,322	$5,906
Share of unconsolidated joint ventures' derivative instruments	4,428	(2,622)	Equity in net income (loss) from unconsolidated joint ventures	(1,066)	975
	$13,003	$(5,703)		$256	$6,881

The following table presents the effect of our interest derivatives and our share of our unconsolidated joint ventures' interest derivatives that are designated and qualify as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2026	2025		2026	2025
Interest Rate Swaps/Caps	$18,954	$(15,395)	Interest expense	$2,693	$11,623
Share of unconsolidated joint ventures' derivative instruments	8,211	(9,070)	Equity in net income (loss) from unconsolidated joint ventures	(2,108)	1,847
	$27,165	$(24,465)		$585	$13,470

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
The following table summarizes the notional value at inception and fair value of our unconsolidated joint ventures' interest derivatives as of June 30, 2026 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$500,000	5.250%	February 2026	April 2027	Asset	$77
Interest Rate Cap	292,500	4.000%	June 2026	June 2027	Asset	559
Interest Rate Swap	537,500	4.065%	July 2024	September 2028	Liability	(1,662)
Interest Rate Swap	268,750	4.058%	July 2024	September 2028	Liability	(786)
Interest Rate Swap	268,750	4.039%	July 2024	September 2028	Liability	(677)
						$(2,489)
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
The following table summarizes the notional value at inception and fair value of our consolidated foreign exchange derivatives as of June 30, 2026 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, foreign exchange rates or market risks (dollars in thousands).

	Notional Value	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts	$39,878	March 2026	July 2026 - June 2027	Other liabilities	$(451)
Foreign Exchange Forward Contracts	30,492	March 2026	October 2027 - June 2032	Other liabilities	(283)
					$(734)
During the three and six months ended June 30, 2026, we recorded an unrealized loss of $0.6 million and $0.7 million based on changes in the fair value of foreign exchange derivatives not designated as hedges, which are included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three and six months ended June 30, 2025, we did not record any unrealized gains or losses on foreign exchange derivatives, as we did not have any outstanding during that period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
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
The components of lease income from operating leases in our consolidated statements of operations during the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$172,545	$149,038	$339,053	$295,166
Variable lease payments	20,035	17,703	40,917	36,203
Total lease payments (1)	$192,580	$166,741	$379,970	$331,369
Amortization of acquired above and below-market leases	(698)	(1,504)	(1,212)	(3,113)
Total rental revenue	$191,882	$165,237	$378,758	$328,256
(1)Amounts include $45.8 million and $89.5 million of sublease income for the three and six months ended June 30, 2026, respectively. Amounts include $45.0 million and $91.0 million of sublease income during the three and six months ended June 30, 2025, respectively.
The components of lease income from sales-type leases during the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income (1)	$1,151	$1,138	$2,299	$2,272
(1)These amounts are included in "Other income" in our consolidated statements of operations.

19. Commitments and Contingencies
Legal Proceedings
As of June 30, 2026, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
June 30, 2026
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
The reportable segment profit or loss measures for the six months ended June 30, 2026 and 2025 are as follows (in thousands):

	June 30, 2026
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$427,035	$55,651	$34,395	$517,081
Expenses:
SUMMIT Operator expenses	—	50,462	—
SUMMIT Operator tax expense	—	1,808	—
Operating Expenses	121,707	—	—
Real Estate Taxes	84,347	—	—
Operating lease rent	13,842	—	—

Net operating income from unconsolidated joint ventures	98,065

Real Estate segment Net operating income	$305,204			$305,204

Equity in net income from unconsolidated joint ventures		—	14,217
Income from debt fund investments, net		—	8,468
Depreciation and amortization		(1,938)	—
Interest expense, net of interest income		—	(2,911)
Interest expense on senior obligations of consolidated securitization vehicles		—	(29,392)

SUMMIT Net income and DPE Net income		$1,443	$24,777	$26,220

Non-operating net loss from unconsolidated joint ventures				(118,114)
Marketing, general and administrative expense				(45,567)
Transaction related costs				(301)
Depreciable real estate reserves				(35,160)
Gain on sale of real estate, net				12,457
Purchase price and other fair value adjustments				9,845
Equity in net loss on sale of interest in unconsolidated joint venture/real estate				(814)
Depreciation and amortization				(135,092)
Amortization of deferred financing costs				(4,958)
Interest expense, net of interest income				(102,009)

Net Loss				$(88,289)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)

	June 30, 2025
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$368,738	$53,541	$59,483	$481,762
Expenses:
SUMMIT Operator expenses	—	46,611	—
SUMMIT Operator tax benefit	—	1,502	—
Operating Expenses	107,167	—	—
Real Estate Taxes	74,967	—	—
Operating lease rent	12,211	—	—

Net operating income from unconsolidated joint ventures	90,903

Real Estate segment Net operating income	$265,296			$265,296

Equity in net income from unconsolidated joint ventures		—	9,977
Income from debt fund investments, net		—	600
Loan loss and other investment reserves, net of recoveries		—	71,326
Depreciation and amortization		(1,643)	—
Interest expense, net of interest income		—	(14,018)
Interest expense on senior obligations of consolidated securitization vehicles		—	(34,989)

SUMMIT Net income and DPE Net income		$3,785	$92,379	$96,164

Non-operating net loss from unconsolidated joint ventures				(120,705)
Marketing, general and administrative expense				(43,303)
Transaction related costs				(472)
Depreciable real estate reserves				(8,546)
Depreciable real estate reserves in unconsolidated joint venture				(1,780)
Loss on sale of real estate, net				(649)
Purchase price and other fair value adjustments				(19,228)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate				(1,946)
Gain on sale of marketable securities				10,232
Depreciation and amortization				(123,015)
Amortization of deferred financing costs				(3,429)
Interest expense, net of interest income				(76,981)

Net Loss				$(28,362)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)
The reportable segment profit or loss measures for the three months ended June 30, 2026 and 2025 are as follows (in thousands):

	June 30, 2026
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$215,092	$31,509	$17,400	$264,001
Expenses:
SUMMIT Operator expenses	—	25,520	—
SUMMIT Operator tax expense	—	1,223	—
Operating Expenses	60,250	—	—
Real Estate Taxes	42,435	—	—
Operating lease rent	6,898	—	—

Net operating income from unconsolidated joint ventures	$54,425

Real Estate segment Net operating income	$159,934			$159,934

Equity in net income from unconsolidated joint ventures		—	9,081
Income from debt fund investments, net		—	5,990
Depreciation and amortization		(975)	—
Interest expense, net of interest income		—	(1,391)
Interest expense on senior obligations of consolidated securitization vehicles		—	(14,743)

SUMMIT Net income and DPE Net income		$3,791	$16,337	$20,128

Non-operating net loss from unconsolidated joint ventures				(48,558)
Marketing, general and administrative expense				(22,781)
Transaction related costs				(17)
Loss on sale of real estate, net				(4,179)
Purchase price and other fair value adjustments				5,662
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				—
Depreciation and amortization				(66,304)
Amortization of deferred financing costs				(2,156)
Interest expense, net of interest income				(52,620)

Net Loss				$(10,891)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2026
(unaudited)

	June 30, 2025
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$183,521	$31,007	$27,388	$241,916
Expenses:
SUMMIT Operator expenses	—	24,847	—
SUMMIT Operator tax benefit	—	1,547	—
Operating Expenses	51,105	—	—
Real Estate Taxes	37,750	—	—
Operating lease rent	6,105	—	—

Net operating income from unconsolidated joint ventures	$40,719

Real Estate segment Net operating income	$129,280			$129,280

Equity in net income from unconsolidated joint ventures		—	5,059
Income from debt fund investments, net		—	600
Loan loss and other investment reserves, net of recoveries		—	46,287
Depreciation and amortization		(883)	—
Interest expense, net of interest income		—	(6,973)
Interest expense on senior obligations of consolidated securitization vehicles		—	(21,017)

SUMMIT and DPE Net income		$3,730	$51,344	$55,074

Non-operating net loss from unconsolidated joint ventures				(68,553)
Marketing, general and administrative expense				(21,579)
Transaction related costs				(177)
Loss on sale of real estate, net				(167)
Purchase price and other fair value adjustments				(9,617)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate				(1,946)
Gain on sale of marketable securities				10,232
Depreciation and amortization				(59,277)
Amortization of deferred financing costs				(1,742)
Interest expense, net of interest income				(38,345)

Net Loss				$(6,817)
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
As of June 30, 2026, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet	Number of Buildings	Approximate Square Feet	Number of Buildings	Approximate Square Feet	Weighted Average Leased Occupancy (1)
Commercial:
Manhattan	Office	17		10,102,852	10	13,868,633	27	23,971,485	94.8%
	Retail	3		338,545	1	12,719	4	351,264	86.5%
	Development/Redevelopment	5	(2)	1,220,951	—	—	5	1,220,951	N/A
		25		11,662,348	11	13,881,352	36	25,543,700	94.7%
Suburban	Office	6		732,800	—	—	6	732,800	79.9%
Total commercial properties		31		12,395,148	11	13,881,352	42	26,276,500	94.2%
Residential:
Manhattan	Residential	1		222,855	1	221,884	2	444,739	99.4%
Total core portfolio		32		12,618,003	12	14,103,236	44	26,721,239	94.3%

	Alternative Strategy Portfolio	—		—	4	2,492,157	4	2,492,157	58.7%
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
(2)As of June 30, 2026, we consolidated a building at 315 West 33rd Street that was comprised of approximately 222,855 square feet (unaudited) of residential space and approximately 270,132 square feet (unaudited) of retail space. For the purpose of this report, we have included this building in the number of residential properties we own. We have included only the residential square footage in total residential square footage, and have included the retail square footage in total retail square footage.

As of June 30, 2026, we also managed four properties owned by third parties encompassing approximately 0.9 million square feet (unaudited).
Critical Accounting Estimates
Refer to the 2025 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting estimates, which include investment in commercial real estate properties and investment in unconsolidated joint ventures. During the three and six months ended June 30, 2026, there were no material changes to these estimates.

Results of Operations
Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025
The following comparison for the three months ended June 30, 2026, or 2026, to the three months ended June 30, 2025, or 2025, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents properties in service and operating during both the current and prior year reporting periods that are located in Manhattan (Same-Store Properties totaled 17 of our 32 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2026 and 2025 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2026 and 2025,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	$ Change	% Change

Rental revenue	$144.7	$153.6	$(8.9)	(5.8)%	$—	$—	$47.2	$11.6	$191.9	$165.2	$26.7	16.2%
SUMMIT Operator revenue	—	—	—	—%	—	—	31.5	31.0	31.5	31.0	0.5	1.6%
Investment income	—	—	—	—%	—	—	2.7	6.3	2.7	6.3	(3.6)	(57.1)%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	14.7	21.0	14.7	21.0	(6.3)	(30.0)%
Fee income	—	—	—	—%	—	—	19.4	12.2	19.4	12.2	7.2	59.0%
Other income	3.2	0.9	2.3	255.6%	—	—	0.6	5.2	3.8	6.1	(2.3)	(37.7)%
Total revenues	147.9	154.5	(6.6)	(4.3)%	—	—	116.1	87.3	264.0	241.8	22.2	9.2%

Property operating expenses	78.0	80.3	(2.3)	(2.9)%	—	—	31.6	14.5	109.6	94.8	14.8	15.6%
SUMMIT Operator expenses	—	—	—	—%	—	—	25.5	24.8	25.5	24.8	0.7	2.8%
Transaction related costs	—	—	—	—%	—	—	—	0.2	—	0.2	(0.2)	(100.0)%
Marketing, general and administrative	—	—	—	—%	—	—	22.8	21.6	22.8	21.6	1.2	5.6%
	78.0	80.3	(2.3)	(2.9)%	—	—	79.9	61.1	157.9	141.4	16.5	11.7%

Operating income (loss) before equity in net income from unconsolidated joint ventures	$69.9	$74.2	$(4.3)	(5.8)%	$—	$—	$36.2	$26.2	$106.1	$100.4	$5.7	5.7%

Other income (expenses):
Interest expense, net of interest income									(56.2)	(47.1)	(9.1)	19.3%
SUMMIT Operator tax (expense) benefit									(1.2)	(1.5)	0.3	(20.0)%
Interest expense on senior obligations of consolidated securitization vehicles									(14.7)	(21.0)	6.3	(30.0)%
Depreciation and amortization									(67.3)	(60.2)	(7.1)	11.8%
Equity in net income (loss) from unconsolidated joint ventures									14.9	(22.8)	37.7	(165.4)%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									—	(1.9)	1.9	(100.0)%
Income from debt fund investments, net									6.0	0.6	5.4	900.0%
Purchase price and other fair value adjustments									5.7	(9.6)	15.3	(159.4)%
(Loss) gain on sale of real estate, net									(4.2)	(0.2)	(4.0)	2,000.0%
Loan loss and other investment reserves, net of recoveries									—	46.3	(46.3)	(100.0)%
Gain on sale of marketable securities									—	10.2	(10.2)	(100.0)%
Net loss									$(10.9)	$(6.8)	$(4.1)	60.3%

Rental revenue
Rental revenues increased due primarily to the acquisition of Park Avenue Tower ($18.4 million) during the first quarter of 2026, the consolidation of 315 West 33rd Street ($9.1 million) during the third quarter of 2025, and the consolidation of 800 Third Avenue ($8.8 million) during the fourth quarter of 2025. Additionally, there was an increase in rental revenue from our Same-Store Properties, excluding 100 Park Avenue, of $1.2 million due to an increase in economic occupancy. This increase is partially offset by the deconsolidation of 100 Park Avenue ($10.1 million) at the end of the fourth quarter of 2025.
Investment income
Investment income decreased due primarily to a lower weighted average debt and preferred equity investment balance for the three months ended June 30, 2026, as compared to the same period in 2025. For the three months ended June 30, 2026, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $113.1 million and 7.5%, respectively, as compared to $319.9 million and 5.6%, respectively, for the three months ended June 30, 2026.
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
Fee income
Fee income increased due primarily to fees received in conjunction with the partial sale of 346 Madison Avenue ($4.2 million) and the sale of 7 Dey Street ($2.1 million).
Property operating expenses
Property operating expenses increased due primarily to the acquisition of Park Avenue Tower ($6.4 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($5.2 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($4.7 million) during the third quarter of 2025. This increase is partially offset by the deconsolidation of 100 Park Avenue ($6.4 million) at the end of the fourth quarter of 2025.
Marketing, general and administrative
Marketing, general, and administrative expenses increased due primarily to higher compensation expenses.
Interest expense, net of interest income
Interest expense, net of interest income, increased due primarily to the acquisition of Park Avenue Tower ($6.9 million) during the first quarter of 2026, the consolidation of 315 West 33rd Street ($3.1 million) during the third quarter of 2025, and the consolidation of 800 Third Avenue ($2.6 million) during the fourth quarter of 2025. These increases were offset by decreased interest expense from the deconsolidation of 100 Park Avenue ($6.3 million) at the end of the fourth quarter of 2025. The weighted average debt balance outstanding was $4.7 billion for three months ended June 30, 2026, compared to $3.8 billion for the three months ended June 30, 2025. The consolidated weighted average interest rate was 5.21% for the three months ended June 30, 2026, as compared to 5.38% for the three months ended June 30, 2025.
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

Depreciation and amortization
Depreciation and amortization increased due primarily to the acquisition of Park Avenue Tower ($8.3 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($2.9 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($2.2 million) during the third quarter of 2025. This increase is partially offset by the deconsolidation of 100 Park Avenue ($4.9 million) at the end of the fourth quarter of 2025.
Equity in net income (loss) from unconsolidated joint ventures
During the three months ended June 30, 2026, we recognized $26.6 million of income related to a reduction in the negative carrying value of an unconsolidated joint venture.
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the three months ended June 30, 2026, we did not dispose of any interests in unconsolidated joint ventures. During the three months ended June 30, 2025, we recognized a loss on the sale of our interest in 85 Fifth Avenue ($1.9 million).
Income from debt fund investments, net
Income from debt fund investments increased due primarily to the continued deployment of capital in the Fund, resulting in a higher average invested balance and an increase in the fair value of its investments from $41.4 million at June 30, 2025 to $379.0 million at June 30, 2026.
Purchase price and other fair value adjustments
During the three months ended June 30, 2026, we recorded a $5.0 million positive fair value adjustment related to the deconsolidation of 346 Madison Avenue. During the three months ended June 30, 2025, we recorded a $13.0 million negative fair value adjustment related to the initial valuation of Palisades Conference Center and a $1.2 million negative fair value adjustment related to derivatives that are not designated as hedges for accounting purposes.
(Loss) gain on sale of real estate, net
During the three months ended June 30, 2026, we recognized a loss of $4.2 million on the sale of 7 Dey Street, offset by a gain of $1.3 million on the sale of a 49% interest in 346 Madison Avenue.
Loan loss and other investment reserves, net of recoveries
During the three months ended June 30, 2025, we recognized a loan loss recovery of $46.6 million related to the repayment of the commercial mortgage investment at 522 Fifth Avenue.
Gain on sale of marketable securities
During the three months ended June 30, 2025, we recognized a gain on the sale of marketable securities of $10.2 million.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025
The following comparison for the six months ended June 30, 2026, or 2026, to the six months ended June 30, 2025, or 2025, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents properties in service and operating during both the current and prior year reporting periods that are located in Manhattan (Same-Store Properties totaled 17 of our 32 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2026 and 2025 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2026 and 2025,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	$ Change	% Change

Rental revenue	$287.5	$306.6	$(19.1)	(6.2)%	$—	$—	$91.3	$21.7	$378.8	$328.3	$50.5	15.4%
SUMMIT Operator revenue	—	—	—	—%	—	—	55.7	53.5	55.7	53.5	2.2	4.1%
Investment income	—	—	—	—%	—	—	5.0	22.5	5.0	22.5	(17.5)	(77.8)%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	29.4	37.0	29.4	37.0	(7.6)	(20.5)%
Fee income	—	—	—	—%		—	39.4	24.5	39.4	24.5	14.9	60.8%
Other income	2.9	5.4	(2.5)	(46.3)%	—	—	5.9	10.6	8.8	16.0	(7.2)	(45.0)%
Total revenues	290.4	312.0	(21.6)	(6.9)%	—	—	226.7	169.8	517.1	481.8	35.3	7.3%

Property operating expenses	157.2	165.8	(8.6)	(5.2)%		—	62.7	28.7	219.9	194.5	25.4	13.1%
SUMMIT Operator expenses	—	—	—	—%	—	—	50.5	46.6	50.5	46.6	3.9	8.4%
Transaction related costs	—	—	—	—%	—	—	0.3	0.5	0.3	0.5	(0.2)	(40.0)%
Marketing, general and administrative	—	—	—	—%	—	—	45.6	43.3	45.6	43.3	2.3	5.3%
	157.2	165.8	(8.6)	(5.2)%	—	—	159.1	119.1	316.3	284.9	31.4	11.0%

Operating income (loss) before equity in net income from unconsolidated joint ventures	$133.2	$146.2	$(13.0)	(8.9)%	$—	$—	$67.6	$50.7	$200.8	$196.9	$3.9	2.0%

Other income (expenses):
Interest expense, net of interest income									(109.9)	(94.4)	(15.5)	16.4%
SUMMIT Operator tax (expense) benefit									(1.8)	(1.5)	(0.3)	20.0%
Interest expense on senior obligations of consolidated securitization vehicles									(29.4)	(35.0)	5.6	(16.0)%
Depreciation and amortization									(137.0)	(124.7)	(12.3)	9.9%
Equity in net income (loss) from unconsolidated joint ventures									(5.8)	(21.6)	15.8	(73.1)%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(0.8)	(1.9)	1.1	(57.9)%
Income from debt fund investments, net									8.5	0.6	7.9	1,316.7%
Purchase price and other fair value adjustments									9.8	(19.2)	29.0	(151.0)%
(Loss) gain on sale of real estate, net									12.5	(0.6)	13.1	(2,183.3)%
Depreciable real estate reserves and impairments									(35.2)	(8.5)	(26.7)	314.1%
Loan loss and other investment reserves, net of recoveries									—	71.3	(71.3)	(100.0)%
Gain on sale of marketable securities									—	10.2	(10.2)	(100.0)%
Net loss									(88.3)	(28.4)	(59.9)	210.9%
Rental revenue
Rental revenues increased due primarily to the acquisition of Park Avenue Tower ($33.9 million) during the first quarter of 2026, the consolidation of 315 West 33rd Street ($18.1 million) during the third quarter of 2025, and the consolidation of 800 Third Avenue ($17.5 million) during the fourth quarter of 2025. Additionally, there was an increase in rental revenue from our Same-Store Properties, excluding 100 Park Avenue, of $1.0 million due to an increase in economic occupancy. This increase is partially offset by the deconsolidation of 100 Park Avenue ($20.1 million) at the end of the fourth quarter of 2025 and the sale of 690 Madison Avenue during the first quarter of 2026 ($1.3 million).

SUMMIT Operator revenue
SUMMIT Operator revenues were higher due primarily to the Ascent experience coming back online during the fourth quarter of 2025, which is a premium ticket that generates incremental revenue.

Investment income
Investment income decreased due primarily to one CMBS investment ($10.0 million) that was sold during the six months ended June 30, 2025. Investment income also decreased due to a lower weighted average debt and preferred equity investment balance for the six months ended June 30, 2026 as compared to the same period in 2025. For the six months ended June 30, 2026, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $111.3 million and 7.5%, respectively, as compared to $326.5 million and 6.0%, respectively, for the six months ended June 30, 2025.

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

Fee income
Fee income increased due primarily to fees received in conjunction with the partial sale of 346 Madison Avenue ($4.2 million), the sale of 7 Dey Street ($2.1 million) and an increase in special servicing fees ($2.6 million).

Other income
Other income decreased due primarily to lease termination income ($3.8 million) recognized during the six months ended June 30, 2025.
Property operating expenses
Property operating expenses increased due primarily to the acquisition of Park Avenue Tower ($12.7 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($10.3 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($8.8 million) during the third quarter of 2025. This increase is partially offset by the deconsolidation of 100 Park Avenue ($13.1 million) at the end of the fourth quarter of 2025.
SUMMIT Operator expenses
SUMMIT Operator expenses were higher due to increased variable expenses as a result of increased operating hours and the Ascent premium experience coming back online.
Marketing, general and administrative
Marketing, general, and administrative expenses increased due primarily to higher compensation expenses.
Interest expense, net of interest income
Interest expense, net of interest income, increased due primarily to the acquisition of Park Avenue Tower during the first quarter of 2026 ($12.3 million), the consolidation of 315 West 33rd Street ($6.2 million) during the third quarter of 2025, and the consolidation of 800 Third Avenue ($5.3 million) during the fourth quarter of 2025. These increases were offset by decreased interest expense from the deconsolidation of 100 Park Avenue ($12.5 million) at the end of the fourth quarter of 2025. The weighted average consolidated debt balance outstanding was $4.7 billion for the six months ended June 30, 2026, compared to $3.8 billion for the six months ended June 30, 2025. The consolidated weighted average interest rate was 4.88% for the six months ended June 30, 2026, as compared to 5.38% for the six months ended June 30, 2025.

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
Depreciation and amortization
Depreciation and amortization increased primarily due to the acquisition of Park Avenue Tower ($16.5 million) during the first quarter of 2026, the consolidation of 315 West 33rd Street ($6.6 million) during the third quarter of 2025, and the consolidation of 800 Third Avenue ($5.8 million) during the fourth quarter of 2025. This increase is partially offset by the disposition of 7 Dey Street ($3.2 million) during the second quarter of 2026, and the deconsolidation of 100 Park Avenue ($9.6 million) at the end of the fourth quarter of 2025.
Equity in net income (loss) from unconsolidated joint ventures
During the six months ended June 30, 2026, we recognized $26.6 million of income related to a reduction in the negative carrying value of an unconsolidated joint venture. During the six months ended June 30, 2025, we recognized $18.3 million of income related to the write-off of the negative carrying value of an unconsolidated joint venture after we were no longer obligated or otherwise committed to provide additional financial support to the entity.
Equity in net loss on sale of interest in unconsolidated joint venture/real estate
During the six months ended June 30, 2026, we did not dispose of any unconsolidated joint ventures. During the six months ended June 30, 2025, we recognized a loss on the sale of our interest in 85 Fifth Avenue ($1.9 million).
Income from debt fund investments, net
Income from debt fund investments increased due primarily to the continued deployment of capital in the Fund, resulting in a higher average invested balance and an increase in the fair value of its investments from $41.4 million at June 30, 2025 to $379.0 million at June 30, 2026.
Purchase price and other fair value adjustments
During the six months ended June 30, 2026, we recorded a $5.0 million positive fair value adjustment related to the deconsolidation of 346 Madison Avenue, a $2.4 million positive fair value adjustment related to derivatives that are not designated as hedges for accounting purposes, and a $2.2 million positive fair value adjustment related to the previous sale of an interest in One Madison Avenue, which did not meet sale accounting under ASC 860. During the six months ended June 30, 2025, we recorded a $13.0 million negative fair value adjustment related to the initial valuation of Palisades Conference Center and a $4.3 million negative fair value adjustment related to derivatives that are not designated as hedges for accounting purposes.
(Loss) gain on sale of real estate, net
During the six months ended June 30, 2026, we recognized a gain of $15.3 million on the sale of 690 Madison Avenue and a gain of $1.3 million on the sale of a 49% interest in 346 Madison Avenue. These gains were offset by a loss of $4.2 million on the sale of 7 Dey Street.
Depreciable real estate reserves and impairments
During the six months ended June 30, 2026, we recognized depreciable real estate reserves and impairments in connection with the classification of 7 Dey Street as held for sale ($35.2 million). During the six months ended June 30, 2025, we recognized depreciable real estate reserves and impairments related to the sale of residential condominium units at 760 Madison Avenue ($8.5 million).
Loan loss and other investment reserves, net of recoveries
During the six months ended June 30, 2025 we recognized a loan loss recovery of $71.6 million related to the repayment of the commercial mortgage investment at 522 Fifth Avenue.
Gain on sale of marketable securities
During the six months ended June 30, 2025, we recognized a gain on the sale of marketable securities of $10.2 million.

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
The combined aggregate principal maturities of mortgages and other loans payable, the 2026 Credit Facility, trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our financing and operating leases, as of June 30, 2026 are as follows (in thousands):

	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Property mortgages and other loans	$365,000	$1,083,747	$80,000	$189,200	$—	$731,183	$2,449,130
Revolving credit facility	—	—	—	—	—	850,000	850,000
Unsecured term loans	100,000	300,000	—	—	—	750,000	1,150,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	1,640	3,325	3,375	3,426	3,477	189,891	205,134
Operating leases	28,409	58,151	58,666	58,898	60,000	1,176,591	1,440,715
Estimated interest expense	124,762	181,262	150,254	136,327	113,272	253,538	959,415
Joint venture debt	739,298	1,781,817	555,449	—	840,000	2,071,051	5,987,615
Total	$1,359,109	$3,408,302	$847,744	$387,851	$1,016,749	$6,122,254	$13,142,009
For the remainder of the year ending December 31, 2026, we estimate that we will incur $70.0 million of leasing capital expenditures and $25.2 million of recurring capital expenditures on existing consolidated properties, of which $22.0 million will be funded by construction financing facilities or loan reserves. In addition, we estimate that we will incur $41.2 million of development or redevelopment expenditures on existing consolidated properties, of which $2.4 million will be funded by construction financing facilities or loan reserves. We estimate that our share of capital expenditures at our joint venture properties will be $71.5 million, of which $24.5 million will be funded by construction financing facilities or loan reserves. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of June 30, 2026, we had liquidity of $0.6 billion, comprised of $393.0 million of availability under our revolving credit facility and $202.1 million of consolidated cash on hand, inclusive of $21.3 million of available-for-sale marketable securities. This liquidity excludes $115.7 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties, or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $381.7 million and $342.8 million as of June 30, 2026 and 2025, respectively, representing an increase of $38.9 million. The increase was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025	(Decrease) Increase
Net cash provided by operating activities	$70,444	$61,198	$9,246
Net cash used in investing activities	(521,393)	(44,488)	(476,905)
Net cash provided by (used in) financing activities	496,203	(5,531)	501,734
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third-party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(551,691)
Capital expenditures and capitalized interest	7,054
Joint venture investments	(23,136)
Distributions from joint ventures	137,934
Proceeds from sales of real estate/partial interest in property	256,497
Debt and preferred equity and other investments	(303,563)
Increase in net cash used in investing activities	$(476,905)
Capital expenditures, which are comprised of building and tenant improvements, decreased from $136.1 million for the six months ended June 30, 2025 to $129.0 million for the six months ended June 30, 2026 due to decreased leasing related costs as portfolio occupancy increases.
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
During the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, we used cash primarily for the following financing activities (in thousands):

Proceeds from our debt obligations	$1,001,524
Repayments of our debt obligations	(641,036)
Net distribution to noncontrolling interests	173,090
Other financing activities	(10,151)
Repurchase of common stock	(14,068)
Other obligations related to secured borrowing	(75,294)
Dividends and distributions paid	67,669
Increase in net cash provided by financing activities	$501,734

Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of June 30, 2026, 36,390,839 shares have been repurchased under the program. This amount excludes the redemption of OP units. During the six months ended June 30, 2026, we repurchased 283,120 shares under the program.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, the 2026 Credit Facility, and trust preferred securities outstanding as of June 30, 2026 and December 31, 2025, (amounts in thousands).

Debt Summary:	June 30, 2026	December 31, 2025
Balance
Fixed rate	$1,693,383	$1,058,524
Variable rate—hedged	1,926,325	2,616,698
Total fixed rate	3,619,708	3,675,222
Total variable rate	929,422	369,277
Total debt	$4,549,130	$4,044,499

Debt, preferred equity, and other investments subject to variable rate	$78,543	$128,619
Net exposure to variable rate debt	850,879	240,658

Percent of Total Debt:
Fixed rate	79.6%	90.9%
Variable rate (1)	20.4%	9.1%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	5.15%	5.17%
Variable rate	4.40%	6.29%
Effective interest rate	4.88%	5.34%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 19.0% and 6.1% as of June 30, 2026 and December 31, 2025, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on Term SOFR (3.65% and 3.69% as of June 30, 2026 and December 31, 2025, respectively). Our consolidated debt as of June 30, 2026 had a weighted average term to maturity of 3.13 years.
Certain of our debt and equity investments and other investments, with carrying values of $78.5 million as of June 30, 2026 and $128.6 million as of December 31, 2025, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our consolidated variable rate debt to total debt was 19.0% and 6.1% as of June 30, 2026 and December 31, 2025, respectively.

Corporate Indebtedness
2026 Credit Facility
On March 18, 2026, the Company entered into an amended and restated credit facility (the "2026 Credit Facility"), which was previously amended in December 2021 and November 2017, and was originally entered into in November 2012. As of June 30, 2026, the 2026 Credit Facility consisted of a:
•$1.25 billion revolving credit facility with a maturity of June 2030 and two six-month, as-of-right extension options to June 2031.
•$300.0 million term loan (or the "Term A Loans") with a maturity of May 2027.
•$100.0 million term loan (or the "Term B Loans") with a maturity of November 2026.
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
As of June 30, 2026, the 2026 Credit Facility bore interest at a spread over Term SOFR with an interest period of one or three months, as we may elect, ranging from (i) 85 basis points to 185 basis points for loans under the revolving credit facility, (ii) 90 basis points to 170 basis points for the Term A Loans, (iii) 100 basis points to 180 basis points for the Term B Loans, and (iv) 95 basis points to 220 basis points for the Term C Loans, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category. The revolving credit facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. The 2026 Credit Facility provide for the ability to amend the 2026 Credit Facility to include a sustainability component whereby the revolving credit facility and Term C Loans pricing may improve by up to 3 basis points (depending on the sustainability rating achieved) upon the Company’s achievement of certain sustainability ratings, determined via an independent third-party evaluation.
As of June 30, 2026, the applicable spread over Term SOFR for the 2026 Credit Facility was 125 basis points for the revolving credit facility, 170 basis points for the Term A Loans, 180 basis points for the Term B Loans and 145 basis points for the Term C loans. We are required to pay quarterly in arrears a 20 to 45 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of June 30, 2026, the facility fee was 30 basis points.
As of June 30, 2026, we had $7.0 million of outstanding letters of credit, $850.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $393.0 million under the 2026 Credit Facility. As of June 30, 2026 and December 31, 2025, the revolving credit facility had a carrying value of $839.7 million and $637.8 million, respectively, net of deferred financing costs. As of June 30, 2026 and December 31, 2025, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2026 Credit Facility.
Restrictive Covenants
The terms of the 2026 Credit Facility include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of Adjusted EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2026 and December 31, 2025, we were in compliance with all such covenants.

CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of June 30, 2026, there have been no margin calls on the CMBS Repurchase Facility. At June 30, 2026, there was no outstanding balance on the facility.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. Based on the debt outstanding as of June 30, 2026, a hypothetical 100 basis point increase in the applicable floating interest rate curve would increase our share of consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $7.9 million and would increase our share of joint venture annual interest cost by $4.0 million. As of June 30, 2026, $77.6 million, or 68.6%, of our $113.1 million debt and preferred equity portfolio was variable rate.
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

FFO for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to SL Green common stockholders	$(26,503)	$(11,092)	$(110,894)	$(32,167)
Add:
Depreciation and amortization	67,279	60,160	137,030	124,658
Joint venture depreciation and noncontrolling interest adjustments	61,761	68,003	124,357	121,364
Net income (loss) attributable to noncontrolling interests	9,617	(1,615)	10,673	(7,977)
Less:
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(1,946)	(814)	(1,946)
Purchase price and other fair value adjustments	5,252	(8,399)	7,476	(14,943)
(Loss) gain on sale of real estate, net	(4,179)	(167)	12,457	(649)
Depreciable real estate reserves and impairments	—	—	(35,160)	(8,546)
Depreciable real estate reserves in unconsolidated joint venture	—	—	—	(1,780)
Depreciation on non-rental real estate assets	1,502	1,421	3,005	2,684
Funds from Operations attributable to SL Green common stockholders and unit holders	$109,579	$124,547	$174,202	$231,058
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2025 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
SL GREEN OPERATING PARTNERSHIP, L.P.
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Operating Partnership's management, including the Operating Partnership's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Operating Partnership to disclose material information otherwise required to be set forth in our periodic reports. Also, the Operating Partnership has investments in certain unconsolidated entities. As the Operating Partnership does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Operating Partnership maintains with respect to its consolidated subsidiaries.
As of the end of the period covered by this report, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, the Operating Partnership's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Operating Partnership that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership's internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2026, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A. RISK FACTORS
As of June 30, 2026, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
The following table summarizes share repurchases executed under the program, excluding the redemption of OP units, during the three months ended June 30, 2026:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares repurchased as part of the repurchase plan or programs
April 1-30	—	$—	36,107,719
May 1-31	—	$—	36,107,719
June 1-30	283,120	$49.67	36,390,839

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
101
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: August 6, 2026	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: August 6, 2026		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)