Form 10-Q
period 2026-09-30
SL GREEN REALTY CORP; SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2026-11-05
CIK 1040971, 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Attention: General Counsel and Chief Legal Officer
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
As of November 4, 2026, 70,940,125 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of November 4, 2026, 298,108 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2026 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of September 30, 2026, the Company owns 93.05% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2026, noncontrolling investors held, in aggregate, a 6.95% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,534,127	$1,699,215
Building and improvements	4,068,129	4,012,305
Building leasehold and improvements	1,496,428	1,448,112
	7,098,684	7,159,632
Less: accumulated depreciation	(2,333,095)	(2,306,377)
	4,765,589	4,853,255
Assets held for sale	224,249	—
Cash and cash equivalents	186,439	155,747
Restricted cash	199,507	180,748
Investments in marketable securities	21,166	23,666
Tenant and other receivables	64,072	45,524
Related party receivables	17,195	16,293
Deferred rents receivable	255,497	266,678
Debt and preferred equity investments, net of discounts and deferred origination fees of $2 and $14 and allowances of $300 and $454 in 2026 and 2025, respectively	113,087	168,358
Investments in unconsolidated joint ventures	2,886,984	2,624,755
Debt fund investments, at fair value	434,219	152,958
Deferred costs, net of amortization of $186,197 and $174,617, respectively	121,668	129,019
Right-of-use assets - operating leases	940,495	864,430
Real estate loans held by consolidated securitization vehicles, at fair value	1,003,918	1,023,877
Other assets	551,576	577,299
Total assets (1)	$11,785,661	$11,082,607
Liabilities
Mortgages and other loans payable, net	$2,202,767	$2,146,049
Revolving credit facility, net	920,186	637,796
Unsecured term loans, net	1,143,881	1,147,591
Accrued interest payable	17,016	15,221
Senior obligations of consolidated securitization vehicles, at fair value	1,003,918	1,023,877
Other liabilities	513,358	392,756
Accounts payable and accrued expenses	142,846	134,621
Deferred revenue	158,252	147,419
Lease liability - financing leases	109,182	108,183
Lease liability - operating leases	886,515	805,192
Dividend and distributions payable	48,910	2,536
Security deposits	66,859	68,276
Liabilities related to assets held for sale	866	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,314,556	6,729,517
Commitments and contingencies (See Note 19)
Noncontrolling interests in Operating Partnership	273,718	241,371
Preferred units and redeemable equity	203,508	199,271

SL Green Realty Corp.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2026	December 31, 2025

Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2026 and December 31, 2025	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 70,945 and 71,159 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	708	711
Additional paid-in-capital	4,213,109	4,212,590
Accumulated other comprehensive income (loss)	28,201	(22,198)
Retained deficit	(964,016)	(741,880)
Total SL Green stockholders' equity	3,499,934	3,671,155
Noncontrolling interests in other partnerships	493,945	241,293
Total equity	3,993,879	3,912,448
Total liabilities and equity	$11,785,661	$11,082,607

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $369.9 million and $185.2 million of land, $686.7 million and $207.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $20.8 million and $6.3 million of accumulated depreciation, $434.2 million and $153.0 million of debt fund investments, $1,003.9 million and $1,023.9 million of real estate loans held by consolidated securitization vehicles, $650.0 million and $862.5 million of other assets included in other line items, $782.2 million and $328.6 million of real estate debt, net, $(1.6) million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, $1,003.9 million and $1,023.9 million of senior obligations of consolidated securitization vehicles and $304.0 million and $287.5 million of other liabilities included in other line items as of September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue, net	$185,933	$168,536	$564,691	$496,792
SUMMIT Operator revenue	34,655	32,883	90,306	86,424
Investment income	2,615	4,356	7,618	26,809
Interest income from real estate loans held by consolidated securitization vehicles	14,687	10,838	44,079	47,868
Fee income	30,596	23,296	70,037	47,787
Other income	4,539	4,908	13,375	20,899
Total revenues	273,025	244,817	790,106	726,579
Expenses
Operating expenses, including related party expenses of $0 and $6 in 2026, and $6 and $9 in 2025	58,700	57,673	180,407	164,840
Real estate taxes	42,190	37,627	126,537	112,594
Operating lease rent	6,898	6,106	20,740	18,317
SUMMIT Operator expenses	42,936	35,959	93,398	82,570
Interest expense, net of interest income	50,026	47,235	154,946	138,234
Amortization of deferred financing costs	2,480	1,724	7,438	5,153
SUMMIT Operator tax expense	616	1,279	2,424	2,781
Interest expense on senior obligations of consolidated securitization vehicles	14,687	10,838	44,079	45,827
Depreciation and amortization	63,629	63,216	200,659	187,874
Loan loss and other investment reserves, net of recoveries	—	—	—	(71,326)
Transaction related costs	228	13,129	529	13,601
Marketing, general and administrative	23,253	23,701	68,820	67,004
Total expenses	305,643	298,487	899,977	767,469

Equity in net income (loss) from unconsolidated joint ventures	26,692	(9,287)	20,860	(30,892)
Income from debt fund investments, net	2,166	1,176	10,634	1,776
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	—	86,872	(814)	84,926
Purchase price and other fair value adjustments	4,261	11,138	14,106	(8,090)
Gain (loss) on sale of real estate, net	91,445	(1,068)	103,902	(1,717)
Depreciable real estate reserves and impairments	(2,275)	—	(37,435)	(8,546)
Gain on sale of marketable securities	—	—	—	10,232
Net income	89,671	35,161	1,382	6,799
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(5,797)	(1,737)	3,036	503
Noncontrolling interests in other partnerships	(5,688)	(2,658)	(25,194)	3,079
Preferred units distributions	(2,256)	(2,154)	(6,713)	(6,461)
Net income (loss) attributable to SL Green	75,930	28,612	(27,489)	3,920
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net income (loss) attributable to SL Green common stockholders	$72,192	$24,874	$(38,702)	$(7,293)

Basic earnings (loss) per share	$1.01	$0.35	$(0.56)	$(0.12)
Diluted earnings (loss) per share	$1.01	$0.34	$(0.56)	$(0.12)

Basic weighted average common shares outstanding	70,441	70,443	70,598	70,434
Diluted weighted average common shares and common share equivalents outstanding	75,972	71,148	70,598	70,434
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$89,671	$35,161	$1,382	$6,799
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	25,721	(3,781)	53,185	(41,717)
(Decrease) increase in unrealized value of marketable securities	(107)	92	1,925	1,091
Foreign currency translation adjustments	(980)	—	(976)	—
Other comprehensive income (loss)	24,634	(3,689)	54,134	(40,626)
Comprehensive income (loss)	114,305	31,472	55,516	(33,827)
Net income attributable to noncontrolling interests and preferred units distributions	(13,741)	(6,549)	(28,871)	(2,879)
Other comprehensive (income) loss attributable to noncontrolling interests	(1,786)	229	(3,735)	2,646
Comprehensive income (loss) attributable to SL Green	$98,778	$25,152	$22,910	$(34,060)
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Deficit	Noncontrolling Interests	Total
Balance at June 30, 2026	$221,932	70,853	$705	$4,206,490	$—	$5,353	$(1,016,905)	$499,015	$3,916,590
Net income							75,930	5,688	81,618
Other comprehensive income						22,848			22,848
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		1	—	50					50
Conversion of units in the Operating Partnership for common stock		90	1	—					1
Measurement adjustment for redeemable noncontrolling interest							24,308		24,308
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		1	2	6,569				309	6,880
Contributions to consolidated joint venture interests								69	69
Distributions from debt fund investments, net								(11,043)	(11,043)
Cash distributions to noncontrolling interests								(93)	(93)
Cash distributions declared ($0.618 per common share, none of which represented a return of capital for federal income tax purposes)							(43,611)		(43,611)
Balance at September 30, 2026	$221,932	70,945	$708	$4,213,109	$—	$28,201	$(964,016)	$493,945	$3,993,879

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Deficit	Noncontrolling Interests	Total
Balance at June 30, 2025	$221,932	71,025	$710	$4,198,303	$—	$(16,324)	$(613,117)	$88,599	$3,880,103
Net income							28,612	2,658	31,270
Other comprehensive loss						(3,460)			(3,460)
Perpetual preferred stock dividends							(3,738)		(3,738)
DRSPP proceeds		1		58					58
Conversion of units in the Operating Partnership for common stock		—							—
Measurement adjustment for redeemable noncontrolling interest							8,081		8,081
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		2		7,082				698	7,780
Distributions from consolidated joint venture interests								(61)	(61)
Contributions to debt fund investments, net								60,907	60,907
Cash distributions to noncontrolling interests								(217)	(217)
Cash distributions declared ($0.773 per common share, none of which represented a return of capital for federal income tax purposes)							(54,491)		(54,491)
Balance at September 30, 2025	$221,932	71,028	$710	$4,205,443	$—	$(19,784)	$(634,653)	$152,584	$3,926,232

SL Green Realty Corp.
Consolidated Statements of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2025	$221,932	71,159	$711	$4,212,590	$—	$(22,198)	$(741,880)	$241,293	$3,912,448
Net loss							(27,489)	25,194	(2,295)
Other comprehensive income						50,399			50,399
Perpetual preferred stock dividends							(11,213)		(11,213)
DRSPP proceeds		4		195					195
Conversion of units in the Operating Partnership for common stock		94	1						1
Measurement adjustment for redeemable noncontrolling interest							(52,555)		(52,555)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(29)		14,388				1,242	15,630
Repurchases of common stock		(283)	(4)	(14,064)					(14,068)
Contributions to consolidated joint venture interests								3,156	3,156
Consolidation of joint venture interest								38,421	38,421
Cash distributions to noncontrolling interests								(8,626)	(8,626)
Contributions to debt fund investments, net								193,265	193,265
Cash distributions declared ($1.853 per common share, none of which represented a return of capital for federal income tax purposes)							(130,879)		(130,879)
Balance at September 30, 2026	$221,932	70,945	$708	$4,213,109	$—	$28,201	$(964,016)	$493,945	$3,993,879

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$711	$4,159,562	$—	$18,196	$(449,101)	$118,651	$4,069,951
Net income							3,920	(3,079)	841
Acquisition of subsidiary interest from noncontrolling interest				36,023				(51,654)	(15,631)
Other comprehensive loss						(37,980)			(37,980)
Perpetual preferred stock dividends							(11,213)		(11,213)
DRSPP proceeds		3		189					189
Conversion of units in the Operating Partnership for common stock		5							—
Measurement adjustment for redeemable noncontrolling interest							(14,814)		(14,814)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		(77)	(1)	10,540				698	11,237
Proceeds from issuance of common stock				(871)					(871)
Contributions to consolidated joint venture interests								4,686	4,686
Contributions to debt fund investments, net								85,100	85,100
Cash distributions to noncontrolling interests								(1,818)	(1,818)
Cash distributions declared ($2.318 per common share, none of which represented a return of capital for federal income tax purposes)							(163,445)		(163,445)
Balance at September 30, 2025	$221,932	71,028	$710	$4,205,443	$—	$(19,784)	$(634,653)	$152,584	$3,926,232

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$1,382	$6,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,659	187,874
Amortization of deferred financing costs	7,438	5,153
Equity in net (income) loss from unconsolidated joint ventures	(20,860)	30,892
Distributions of cumulative earnings from unconsolidated joint ventures	2,417	437
Equity in net loss (gain) on sale of interest in unconsolidated joint venture/real estate	814	(84,926)
Purchase price and other fair value adjustments	(14,106)	8,090
Depreciable real estate reserves and impairments	37,435	8,546
(Gain) loss on sale of real estate, net	(103,902)	1,717
Loan loss reserves and other investment reserves, net of recoveries	—	(71,326)
Gain on sale of investments in marketable securities	—	(10,232)
Deferred rents receivable	(10,738)	520
Non-cash lease expense	17,671	15,879
Other non-cash adjustments	17,417	33,126
Changes in operating assets and liabilities:
Tenant and other receivables	(20,656)	(4,551)
Related party receivables	11,616	11,677
Deferred lease costs	(18,762)	(18,649)
Other assets	(51,329)	(27,202)
Accounts payable, accrued expenses, other liabilities and security deposits	7,837	(10,940)
Deferred revenue	13,769	(6,971)
Lease liability - operating leases	(12,413)	(21,493)
Net cash provided by operating activities	65,689	54,420

Investing Activities
Acquisitions of real estate property	(664,131)	(110,380)
Additions to land, buildings and improvements	(202,041)	(182,952)
Acquisition deposits and deferred purchase price	—	(10,050)
Investments in unconsolidated joint ventures	(118,574)	(145,583)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	218,453	93,722
Net proceeds from disposition of real estate/joint venture interest	640,096	212,168
Cash and restricted cash assumed from consolidation of real estate investment	—	4,163
Proceeds from sale or redemption of marketable securities	4,525	60,107
Investments in marketable securities	—	(41,413)
Investments in real estate loans held by consolidated securitization vehicles	—	(49,296)
Repayment of real estate loans held by consolidated securitization vehicles	—	(231,704)
Proceeds from sale or redemption of real estate loans held by consolidated securitization vehicles	—	430,000
Other investments	(2,423)	(36,515)
Origination or purchase of debt fund investments	(272,540)	(49,509)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Repayment or redemption of debt fund investments	—	20,000
Origination of debt and preferred equity investments	(5,000)	(13,073)
Repayments or redemption of debt and preferred equity investments	38,500	9,214
Net cash used in investing activities	(363,135)	(41,101)

Financing Activities
Proceeds from mortgages and other loans payable	784,258	104,403
Repayments of mortgages and other loans payable	(700,744)	(17,046)
Proceeds from revolving credit facility, term loans and unsecured notes	1,069,710	660,000
Repayments of revolving credit facility, term loans and unsecured notes	(779,710)	(590,000)
Proceeds from stock options exercised and DRSPP issuance	195	189
Proceeds from issuance of common stock	—	(871)
Repurchase of common stock	(14,068)	—
Redemption of OP units	(21,118)	(21,558)
Distributions to noncontrolling interests in other partnerships	(8,626)	(1,818)
Contributions from noncontrolling interests in other partnerships	3,156	4,635
Distributions to noncontrolling interests in the Operating Partnership	(9,697)	(11,687)
Contributions from noncontrolling interests to debt fund investments	204,241	85,100
Distributions from debt fund investments	(10,976)	—
Dividends paid on common and preferred stock	(102,430)	(180,982)
Other obligations related to secured borrowing	39,150	—
Repayment of other obligations related to secured borrowing	(75,294)	—
Tax withholdings related to restricted share awards	(6,283)	(13,744)
Deferred loan costs	(24,867)	(4,535)
Net cash provided by financing activities	346,897	12,086
Net increase in cash, cash equivalents, and restricted cash	49,451	25,405
Cash, cash equivalents, and restricted cash at beginning of year	336,495	331,638
Cash, cash equivalents, and restricted cash at end of period	$385,946	$357,043

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of preferred units relating to a real estate acquisition	$5,800	$—
Exchange of preferred equity investment for real estate	—	138,954
Assumption of mortgage loans	12,200	—
Measurement adjustment for redeemable noncontrolling interest	52,555	14,815
Conversion of partner loan	—	15,632
Deconsolidation of a subsidiary	88,891	—
Acquisition of subsidiary interest from noncontrolling interest	—	51,654
Transfer of investments to debt fund	—	38,422
Contribution to consolidated joint venture interest	—	51
Removal of fully depreciated commercial real estate properties	—	5,157
Receivable from sale of unconsolidated joint venture assets	—	86,635
Recognition of lease liabilities arising from obtaining right-of-use assets	—	20,169

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Consolidation of securitization vehicle assets	—	828,143
Consolidation of securitization vehicle liabilities	—	828,143
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30,
	2026	2025
Cash and cash equivalents	$186,439	$187,039
Restricted cash	199,507	170,004
Total cash, cash equivalents, and restricted cash	$385,946	$357,043

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,534,127	$1,699,215
Building and improvements	4,068,129	4,012,305
Building leasehold and improvements	1,496,428	1,448,112
	7,098,684	7,159,632
Less: accumulated depreciation	(2,333,095)	(2,306,377)
	4,765,589	4,853,255
Assets held for sale	224,249	—
Cash and cash equivalents	186,439	155,747
Restricted cash	199,507	180,748
Investments in marketable securities	21,166	23,666
Tenant and other receivables	64,072	45,524
Related party receivables	17,195	16,293
Deferred rents receivable	255,497	266,678
Debt and preferred equity investments, net of discounts and deferred origination fees of $2 and $14 and allowances of $300 and $454 in 2026 and 2025, respectively	113,087	168,358
Investments in unconsolidated joint ventures	2,886,984	2,624,755
Debt fund investments, at fair value	434,219	152,958
Deferred costs, net of amortization of $186,197 and $174,617, respectively	121,668	129,019
Right-of-use assets - operating leases	940,495	864,430
Real estate loans held by consolidated securitization vehicles, at fair value	1,003,918	1,023,877
Other assets	551,576	577,299
Total assets (1)	$11,785,661	$11,082,607
Liabilities
Mortgages and other loans payable, net	$2,202,767	$2,146,049
Revolving credit facility, net	920,186	637,796
Unsecured term loans, net	1,143,881	1,147,591
Accrued interest payable	17,016	15,221
Senior obligations of consolidated securitization vehicles, at fair value	1,003,918	1,023,877
Other liabilities	513,358	392,756
Accounts payable and accrued expenses	142,846	134,621
Deferred revenue	158,252	147,419
Lease liability - financing leases	109,182	108,183
Lease liability - operating leases	886,515	805,192
Dividend and distributions payable	48,910	2,536
Security deposits	66,859	68,276
Liabilities related to assets held for sale	866	—
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	7,314,556	6,729,517

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2026	December 31, 2025
Commitments and contingencies (See Note 19)
Limited partner interests in SLGOP (5,121 and 4,538 limited partner common units outstanding at September 30, 2026 and December 31, 2025, respectively)	273,718	241,371
Preferred units and redeemable equity	203,508	199,271
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2026 and December 31, 2025	221,932	221,932
SL Green partners' capital (760 and 757 general partner common units and 70,184 and 70,402 limited partner common units outstanding at September 30, 2026 and December 31, 2025, respectively)	3,249,801	3,471,421
Accumulated other comprehensive loss	28,201	(22,198)
Total SLGOP partners' capital	3,499,934	3,671,155
Noncontrolling interests in other partnerships	493,945	241,293
Total capital	3,993,879	3,912,448
Total liabilities and capital	$11,785,661	$11,082,607

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $369.9 million and $185.2 million of land, $686.7 million and $207.5 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $20.8 million and $6.3 million of accumulated depreciation, $434.2 million and $153.0 million of debt fund investments, $1,003.9 million and $1,023.9 million of real estate loans held by consolidated securitization vehicles, $650.0 million and $862.5 million of other assets included in other line items, $782.2 million and $328.6 million of real estate debt, net, $(1.6) million and $0.9 million of accrued interest payable, $— million and $— million of lease liabilities, $1,003.9 million and $1,023.9 million of senior obligations of consolidated securitization vehicles and $304.0 million and $287.5 million of other liabilities included in other line items as of September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue, net	$185,933	$168,536	$564,691	$496,792
SUMMIT Operator revenue	34,655	32,883	90,306	86,424
Investment income	2,615	4,356	7,618	26,809
Interest income from real estate loans held by consolidated securitization vehicles	14,687	10,838	44,079	47,868
Fee income	30,596	23,296	70,037	47,787
Other income	4,539	4,908	13,375	20,899
Total revenues	273,025	244,817	790,106	726,579
Expenses
Operating expenses, including related party expenses of $0 and $6 in 2026, and $6 and $9 in 2025	58,700	57,673	180,407	164,840
Real estate taxes	42,190	37,627	126,537	112,594
Operating lease rent	6,898	6,106	20,740	18,317
SUMMIT Operator expenses	42,936	35,959	93,398	82,570
Interest expense, net of interest income	50,026	47,235	154,946	138,234
Amortization of deferred financing costs	2,480	1,724	7,438	5,153
SUMMIT Operator tax expense	616	1,279	2,424	2,781
Interest expense on senior obligations of consolidated securitization vehicles	14,687	10,838	44,079	45,827
Depreciation and amortization	63,629	63,216	200,659	187,874
Loan loss and other investment reserves, net of recoveries	—	—	—	(71,326)
Transaction related costs	228	13,129	529	13,601
Marketing, general and administrative	23,253	23,701	68,820	67,004
Total expenses	305,643	298,487	899,977	767,469

Equity in net income (loss) from unconsolidated joint ventures	26,692	(9,287)	20,860	(30,892)
Income from debt fund investments, net	2,166	1,176	10,634	1,776
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	—	86,872	(814)	84,926
Purchase price and other fair value adjustments	4,261	11,138	14,106	(8,090)
Gain (loss) on sale of real estate, net	91,445	(1,068)	103,902	(1,717)
Depreciable real estate reserves and impairments	(2,275)	—	(37,435)	(8,546)
Gain on sale of marketable securities	—	—	—	10,232
Net income	89,671	35,161	1,382	6,799
Net (income) loss attributable to noncontrolling interests:
Noncontrolling interests in other partnerships	(5,688)	(2,658)	(25,194)	3,079
Preferred units distributions	(2,256)	(2,154)	(6,713)	(6,461)
Net income (loss) attributable to SLGOP	81,727	30,349	(30,525)	3,417
Perpetual preferred unit dividends	(3,738)	(3,738)	(11,213)	(11,213)
Net income (loss) attributable to SLGOP common unitholders	$77,989	$26,611	$(41,738)	$(7,796)

Basic earnings (loss) per unit	$1.02	$0.34	$(0.59)	$(0.15)
Diluted earnings (loss) per unit	$1.02	$0.34	$(0.59)	$(0.15)

Basic weighted average common units outstanding	75,051	74,318	75,412	74,433
Diluted weighted average common units and common unit equivalents outstanding	75,972	75,635	75,412	74,433
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$89,671	$35,161	$1,382	$6,799
Other comprehensive income (loss):
Increase (decrease) in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	25,721	(3,781)	53,185	(41,717)
(Decrease) increase in unrealized value of marketable securities	(107)	92	1,925	1,091
Foreign currency translation adjustments	(980)	—	(976)	—
Other comprehensive income (loss)	24,634	(3,689)	54,134	(40,626)
Comprehensive income (loss)	114,305	31,472	55,516	(33,827)
Net (income) loss attributable to noncontrolling interests	(5,688)	(2,658)	(25,194)	3,079
Other comprehensive (income) loss attributable to noncontrolling interests	(1,786)	229	(3,735)	2,646
Comprehensive income (loss) attributable to SLGOP	$106,831	$29,043	$26,587	$(28,102)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at June 30, 2026	$221,932	70,853	$3,190,290	$5,353	$499,015	$3,916,590
Net income			81,727		5,688	87,415
Net income attributable to partnership units			(5,797)			(5,797)
Other comprehensive income				22,848		22,848
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		1	50			50
Conversion of common units		90	1			1
Measurement adjustment for redeemable noncontrolling interest			24,308			24,308
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		1	6,571		309	6,880
Contributions to consolidated joint venture interests					69	69
Distributions from debt fund investments, net					(11,043)	(11,043)
Cash distributions to noncontrolling interests					(93)	(93)
Cash distributions declared ($0.618 per common unit, none of which represented a return of capital for federal income tax purposes)			(43,611)			(43,611)
Balance at September 30, 2026	$221,932	70,945	$3,249,801	$28,201	$493,945	$3,993,879

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at June 30, 2025	$221,932	71,025	$3,585,896	$(16,324)	$88,599	$3,880,103
Net income			30,349		2,658	33,007
Net loss attributable to partnership units			(1,737)			(1,737)
Other comprehensive loss				(3,460)		(3,460)
Perpetual preferred unit dividends			(3,738)			(3,738)
DRSPP proceeds		1	58			58
Conversion of common units		—				—
Measurement adjustment for redeemable noncontrolling interest			8,081			8,081
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		2	7,082		698	7,780
Distributions from consolidated joint venture interests					(61)	(61)
Contributions to debt fund investments, net					60,907	60,907
Cash distributions to noncontrolling interests					(217)	(217)
Cash distributions declared ($0.770 per common unit, none of which represented a return of capital for federal income tax purposes)			(54,491)			(54,491)
Balance at September 30, 2025	$221,932	71,028	$3,571,500	$(19,784)	$152,584	$3,926,232

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive (Loss) / Income	Noncontrolling Interests	Total
Balance at December 31, 2025	$221,932	71,159	$3,471,421	$(22,198)	$241,293	$3,912,448
Net loss			(30,525)		25,194	(5,331)
Net loss attributable to partnership units			3,036			3,036
Other comprehensive income				50,399		50,399
Perpetual preferred unit dividends			(11,213)			(11,213)
DRSPP proceeds		4	195			195
Conversion of common units		94	1			1
Measurement adjustment for redeemable noncontrolling interest			(52,555)			(52,555)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		(29)	14,388		1,242	15,630
Repurchases of common units		(283)	(14,068)			(14,068)
Contributions to consolidated joint venture interests					3,156	3,156
Consolidation of joint venture interest					38,421	38,421
Cash distributions to noncontrolling interests					(8,626)	(8,626)
Contributions to debt fund investments, net					193,265	193,265
Cash distributions declared ($1.853 per common unit, none of which represented a return of capital for federal income tax purposes)			(130,879)			(130,879)
Balance at September 30, 2026	$221,932	70,945	$3,249,801	$28,201	$493,945	$3,993,879

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2024	$221,932	71,097	$3,711,172	$18,196	$118,651	$4,069,951
Net income			3,417		(3,079)	338
Net loss attributable to partnership units			503			503
Acquisition of subsidiary interest from noncontrolling interest			36,023		(51,654)	(15,631)
Other comprehensive loss				(37,980)		(37,980)
Perpetual preferred unit dividends			(11,213)			(11,213)
DRSPP proceeds		3	189			189
Conversion of common units		5				—
Measurement adjustment for redeemable noncontrolling interest			(14,814)			(14,814)
Deferred compensation plan and unit awards, net of forfeitures and tax withholdings		(77)	10,539		698	11,237
Proceeds from issuance of common stock		—	(871)			(871)
Contributions to consolidated joint venture interests					4,686	4,686
Contributions to debt fund investments, net					85,100	85,100
Cash distributions to noncontrolling interests					(1,818)	(1,818)
Cash distributions declared ($2.318 per common unit, none of which represented a return of capital for federal income tax purposes)			(163,445)			(163,445)
Balance at September 30, 2025	$221,932	71,028	$3,571,500	$(19,784)	$152,584	$3,926,232

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$1,382	$6,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,659	187,874
Amortization of deferred financing costs	7,438	5,153
Equity in net (income) loss from unconsolidated joint ventures	(20,860)	30,892
Distributions of cumulative earnings from unconsolidated joint ventures	2,417	437
Equity in net loss (gain) on sale of interest in unconsolidated joint venture/real estate	814	(84,926)
Purchase price and other fair value adjustments	(14,106)	8,090
Depreciable real estate reserves and impairments	37,435	8,546
(Gain) loss on sale of real estate, net	(103,902)	1,717
Loan loss reserves and other investment reserves, net of recoveries	—	(71,326)
Gain on sale of investments in marketable securities	—	(10,232)
Deferred rents receivable	(10,738)	520
Non-cash lease expense	17,671	15,879
Other non-cash adjustments	17,417	33,126
Changes in operating assets and liabilities:
Tenant and other receivables	(20,656)	(4,551)
Related party receivables	11,616	11,677
Deferred lease costs	(18,762)	(18,649)
Other assets	(51,329)	(27,202)
Accounts payable, accrued expenses, other liabilities and security deposits	7,837	(10,940)
Deferred revenue	13,769	(6,971)
Lease liability - operating leases	(12,413)	(21,493)
Net cash provided by operating activities	65,689	54,420

Investing Activities
Acquisitions of real estate property	(664,131)	(110,380)
Additions to land, buildings and improvements	(202,041)	(182,952)
Acquisition deposits and deferred purchase price	—	(10,050)
Investments in unconsolidated joint ventures	(118,574)	(145,583)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	218,453	93,722
Net proceeds from disposition of real estate/joint venture interest	640,096	212,168
Cash and restricted cash assumed from consolidation of real estate investment	—	4,163
Proceeds from sale or redemption of marketable securities	4,525	60,107
Investments in marketable securities	—	(41,413)
Investments in real estate loans held by consolidated securitization vehicles	—	(49,296)
Repayment of real estate loans held by consolidated securitization vehicles	—	(231,704)
Proceeds from sale or redemption of real estate loans held by consolidated securitization vehicles	—	430,000
Other investments	(2,423)	(36,515)
Origination or purchase of debt fund investments	(272,540)	(49,509)
Repayment or redemption of debt fund investments	—	20,000
Origination of debt and preferred equity investments	(5,000)	(13,073)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Repayments or redemption of debt and preferred equity investments	38,500	9,214
Net cash used in investing activities	(363,135)	(41,101)

Financing Activities
Proceeds from mortgages and other loans payable	784,258	104,403
Repayments of mortgages and other loans payable	(700,744)	(17,046)
Proceeds from revolving credit facility, term loans and unsecured notes	1,069,710	660,000
Repayments of revolving credit facility, term loans and unsecured notes	(779,710)	(590,000)
Proceeds from stock options exercised and DRSPP issuance	195	189
Proceeds from issuance of common stock	—	(871)
Repurchase of common units	(14,068)	—
Redemption of OP units	(21,118)	(21,558)
Distributions to noncontrolling interests in other partnerships	(8,626)	(1,818)
Contributions from noncontrolling interests in other partnerships	3,156	4,635
Contributions from noncontrolling interests to debt fund investments	204,241	85,100
Distributions from debt fund investments	(10,976)	—
Dividends paid on common and preferred stock	(112,127)	(192,669)
Other obligations related to secured borrowing	39,150	—
Repayment of other obligations related to secured borrowing	(75,294)	—
Tax withholdings related to restricted share awards	(6,283)	(13,744)
Deferred loan costs	(24,867)	(4,535)
Net cash provided by financing activities	346,897	12,086
Net increase in cash, cash equivalents, and restricted cash	49,451	25,405
Cash, cash equivalents, and restricted cash at beginning of year	336,495	331,638
Cash, cash equivalents, and restricted cash at end of period	$385,946	$357,043

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of preferred units relating to a real estate acquisition	$5,800	$—
Exchange of preferred equity investment for real estate	—	138,954
Assumption of mortgage loans	12,200	—
Measurement adjustment for redeemable noncontrolling interest	52,555	14,815
Conversion of partner loan	—	15,632
Deconsolidation of a subsidiary	88,891	—
Acquisition of subsidiary interest from noncontrolling interest	—	51,654
Transfer of investments to debt fund	—	38,422
Contribution to consolidated joint venture interest	—	51
Removal of fully depreciated commercial real estate properties	—	5,157
Receivable from sale of unconsolidated joint venture assets	—	86,635
Recognition of lease liabilities arising from obtaining right-of-use assets	—	20,169
Consolidation of securitization vehicle assets	—	828,143
Consolidation of securitization vehicle liabilities	—	828,143

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30,
	2026	2025
Cash and cash equivalents	$186,439	$187,039
Restricted cash	199,507	170,004
Total cash, cash equivalents, and restricted cash	$385,946	$357,043
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2026
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
Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2026, noncontrolling investors held, in the aggregate, a 6.95% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
As of September 30, 2026, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy (1) (unaudited)
Commercial:
Manhattan	Office	16		9,748,552	10	13,868,633	26	23,617,185	94.7%
	Retail	3	(2)	338,545	1	12,719	4	351,264	85.8%
	Development/Redevelopment	5		1,220,951	—	—	5	1,220,951	N/A
		24		11,308,048	11	13,881,352	35	25,189,400	94.6%
Suburban	Office	6		732,800	—	—	6	732,800	78.6%
Total commercial properties		30		12,040,848	11	13,881,352	41	25,922,200	94.1%
Residential:
Manhattan	Residential	1	(2)	222,855	1	221,884	2	444,739	99.6%
Total core portfolio		31		12,263,703	12	14,103,236	43	26,366,939	94.2%

	Alternative Strategy Portfolio	—		—	4	2,492,157	4	2,492,157	54.8%
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
(2)As of September 30, 2026, we consolidated a building at 315 West 33rd Street that was comprised of approximately 222,855 square feet (unaudited) of residential space and approximately 270,132 square feet (unaudited) of retail space. For the purpose of this report, we have included this building in the number of residential properties we own. We have included only the residential square footage in total residential square footage, and have included the retail square footage in total retail square footage.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
As of September 30, 2026, we also managed five properties owned by third parties encompassing approximately 1.3 million square feet (unaudited).
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
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2026 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2025 of the Company and the Operating Partnership.
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
Subsequent Events
In October, the Company closed on the sale of a 20% joint venture interest in an entity related to the Company's food and beverage hospitality operations at a gross valuation of $200.0 million.
In October, the Company closed on the sale of the office condominium at 185 Broadway for total consideration of $9.0 million.
In November, the Company closed on the sale of 110 Greene Street for total consideration of $226.0 million.
In October, together with our joint venture partner, the Company completed a $2.0 billion, five-year, fixed-rate refinancing of 245 Park Avenue.
In October, together with our joint venture partner, the Company extinguished the $65.0 million mezzanine loan at 650 Fifth Avenue for $2.0 million.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
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
September 30, 2026
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
For the three and nine months ended September 30, 2026, we recognized a net reduction of rental revenues of ($0.1 million) and ($1.3 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the three and nine months ended September 30, 2025, we recognized a reduction of rental revenues of ($1.5 million) and ($4.6 million), respectively, for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Identified intangible assets (included in other assets):
Gross amount	$366,893	$365,454
Accumulated amortization	(215,263)	(224,360)
Total, net	$151,630	$141,094
Identified intangible liabilities (included in deferred revenue):
Gross amount	$224,805	$242,136
Accumulated amortization	(195,124)	(207,798)
Total, net	$29,681	$34,338

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
Investments in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of September 30, 2026, we did not have any debt securities designated as trading. We account for our available-for-sale securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method.
We account for our held-to-maturity securities at amortized cost basis. Credit losses for our held-to-maturity debt securities are recognized in accordance with ASC Topic 326, Financial Instruments — Credit Losses ("ASC 326"). No allowance for loan losses was recognized for the nine months ended September 30, 2026 and 2025.
We account for marketable equity securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported in net income.
As of September 30, 2026 and December 31, 2025, we held the following commercial mortgage-backed securities ("CMBS") (in thousands):

	September 30, 2026	December 31, 2025
Commercial mortgage-backed securities - available-for-sale	$21,166	$23,666
Commercial mortgage-backed securities - held-to-maturity	$—	$—
Total investment in marketable securities	$21,166	$23,666

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
The cost basis of the available-for-sale CMBS was $20.0 million and $24.4 million as of September 30, 2026 and December 31, 2025, respectively. These securities mature at various times through 2045. As of September 30, 2026, six securities were in an unrealized gain position of $1.3 million with a fair market value of $16.2 million, and one security was in an unrealized loss position of $0.1 million with a fair market value of $5.0 million. This security was in a continuous unrealized loss position for less than 12 months. As of December 31, 2025, five securities were in an unrealized gain position of $0.3 million with a fair market value of $12.5 million, and four securities were in an unrealized loss position of $1.0 million with a fair market value of $11.2 million. These securities were in a continuous unrealized loss position for less than 12 months.
During the three months ended September 30, 2026, we did not dispose of any CMBS. During the nine months ended September 30, 2026, we received aggregate net proceeds of $4.5 million from the sale of one available-for-sale CMBS. During the three and nine months ended September 30, 2025, we received aggregate net proceeds of $7.0 million from the sale of one available-for-sale CMBS and $20.4 million from the sale of three available-for-sale CMBS, respectively.
During the nine months ended September 30, 2026, we did not receive repayments of any CMBS. During the nine months ended September 30, 2025, we received aggregate net proceeds of $5.7 million from the repayment of a CMBS.
We held no equity marketable securities as of September 30, 2026 and December 31, 2025. During the nine months ended September 30, 2025, we acquired equity marketable securities totaling $25.1 million and received aggregate net proceeds of $34.0 million from the sale of these equity marketable securities.
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
As of September 30, 2026 and December 31, 2025, we consolidated the following CMBS securitization trusts (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)

	September 30, 2026		December 31, 2025		Maturity (2)
Type	Fair Value	Principal Value	Fair Value	Principal Value
Real estate loans held by consolidated securitization vehicles (1)	$1,003,918	$1,119,044	$1,023,877	$1,119,044	2023 - 2027
Senior obligations of consolidated securitization vehicles	1,003,918	1,119,044	1,023,877	1,119,044	2023 - 2027
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	$—	$—	$—	$—
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
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint venture's actual and projected cash flows. Aside from charges noted in Note 5, "Investments in Unconsolidated Joint Ventures," or Note 16, "Fair Value Measurements," we do not believe that the values of any of our equity investments were impaired at September 30, 2026.
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
September 30, 2026
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
September 30, 2026
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
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of September 30, 2026 and December 31, 2025 was $4.0 million and $3.1 million, respectively, and is included in "Deferred revenue" on the consolidated balance sheets.
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
September 30, 2026
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
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state and local corporate tax liability for these entities. During the three and nine months ended September 30, 2026 we recorded Federal, state, and local tax benefits of $1.8 million and $1.4 million, respectively, for these entities, excluding SUMMIT. During the three months ended September 30, 2025, we recorded Federal, state, and local tax benefits totaling $0.1 million and during the nine months ended September 30, 2025, we recorded Federal, state, and local tax expense totaling $1.6 million, for these entities, excluding SUMMIT.
SUMMIT is held in a TRS and pays Federal, state and local taxes. During the three and nine months ended September 30, 2026, we recorded Federal, state, and local tax expense for SUMMIT of $0.6 million and $2.4 million, respectively. During the three and nine months ended September 30, 2025 we recorded Federal, state and local tax expense for SUMMIT of $1.3 million and $2.8 million, respectively.
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
September 30, 2026
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
For the three months ended September 30, 2026, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

Property	Three months ended September 30, 2026
One Vanderbilt Avenue	12.1%
11 Madison Avenue	8.4%
245 Park Avenue	7.3%
420 Lexington Avenue	7.0%
1515 Broadway	6.3%
280 Park Avenue	5.2%
1185 Avenue of the Americas	5.2%
65 East 55th Street - Park Avenue Tower	5.1%
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
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"), which includes amendments intended to more closely align hedge accounting with the economics of a company's risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. We evaluated the impact of ASU 2025-09 on our consolidated financial statements and do not expect its adoption to have a material impact.
In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08") which amends the guidance in ASC 326 on the accounting for certain purchased loans. The amendments expand the application of the "gross-up" approach for recognizing expected credit losses at acquisition to a broader category of purchased loans, referred to as purchased seasoned loans. Under this approach, the allowance for credit losses is added to the amortized cost basis of the acquired loans rather than recorded as an immediate provision for credit loss expense. The amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, including interim periods within those years, with early adoption permitted. We evaluated the impact of ASU 2025-08 on our consolidated financial statements and do not expect its adoption to have a material impact.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
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
September 30, 2026
(unaudited)
3. Property Acquisitions and Consolidations
Property Acquisitions
The following table summarizes the properties acquired during the nine months ended September 30, 2026:

Property	Acquisition Date	Property Type	Unaudited Approximate Square Feet	Gross Asset Valuation (in millions) (1)
65 East 55th Street (Park Avenue Tower)	January 2026	Fee Interest	622,000	$768.4
Commercial Condominium at 610 Park Avenue	March 2026	Fee Interest	18,000	$18.5
(1)Represents the gross asset valuation of the property before closing costs and adjustments.
Property Consolidations
During the nine months ended September 30, 2026, we did not consolidate any previously unconsolidated joint venture properties.
4. Property Dispositions and Properties Held for Sale
Property Dispositions
The following table summarizes the consolidated properties or joint venture interests sold during the nine months ended September 30, 2026:

Property	Disposition Date	Interest Sold	Property Type	Unaudited Approximate Square Feet	Sales Price (1) (in millions)	Gain (Loss) on Sale (2) (in millions)
10 East 53rd Street	August 2026	100.0%	Fee Interest	354,300	$310.0	$92.3
7 Dey Street (3)	May 2026	100.0%	Fee Interest	199,521	$220.5	$(4.2)
346 Madison Avenue (4)(5)	May 2026	49.0%	Fee Interest	275,138	$175.0	$1.3
690 Madison Avenue	February 2026	100.0%	Fee Interest	7,850	$54.5	$15.3
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The gain (loss) on sale is net of $13.6 million of employee compensation recognized in connection with the property dispositions. Amounts do not include adjustments for expenses recorded in subsequent periods.
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

Properties Held for Sale
As of September 30, 2026, 110 Greene Street and 185 Broadway were classified as held for sale following the execution of agreements to sell the properties. In October, the Company closed on the sale of 185 Broadway. In November, the Company closed on the sale of 110 Greene Street.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
5. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various third-party partners. As of September 30, 2026, investments with positive carrying values totaled $2.9 billion and are included in "Investments in unconsolidated joint ventures" on our consolidated balance sheets. As of September 30, 2026, two joint venture investments had negative carrying values totaling $205.1 million, which are included in "Other liabilities" on our consolidated balance sheets. For one of these joint ventures, we have reached the maximum negative carrying value based on related tenant obligations. Since the second quarter of 2026, this negative carrying value has been reduced and recognized through earnings over the term of those tenant obligations.
As of September 30, 2026, we have two unconsolidated joint ventures that are VIEs with a carrying value of $137.3 million. Our maximum loss is limited to the amount of our equity investment in these VIEs. As of December 31, 2025, there were no unconsolidated joint ventures that were VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies."
As we have the ability to exercise significant influence over, but do not control, the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of September 30, 2026:

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
(1)Economic interest represents the Company's interests in the joint venture as of September 30, 2026. Changes in economic interests within the current year are disclosed in the notes below.
(2)Included in the Company's alternative strategy portfolio.
(3)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(4)In 2021, the Company admitted an additional partner with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC Topic 860, Transfers and Servicing ("ASC 860") and, as a result, was treated as a secured borrowing for accounting purposes and is included in "Other liabilities" on our consolidated balance sheets at September 30, 2026 and December 31, 2025.
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
(6)In connection with the sale of the fee ownership in the property, which closed in May 2024, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. In July 2025, the Company sold 50.0% of the joint venture entity that originated the preferred equity investment for $104.9 million. In conjunction with this transaction, the Company also acquired the remaining interest in the joint venture for $23.7 million and sold 50.0% of that interest for $10.9 million. In October 2025, the Company sold its interest in the joint venture to the Fund. The sale did not meet sale accounting under ASC 860 and, as a result, the investment in the joint venture is still presented within "Investments in unconsolidated joint ventures" on our consolidated balance sheet. The investment has a balance of $139.7 million, net of unamortized discounts and loan loss reserves, with an aggregate weighted average current yield of 17.16% as of September 30, 2026.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
Disposition of Joint Venture Interests or Properties
We did not dispose of any investments in unconsolidated joint ventures during the nine months ended September 30, 2026.
Acquisition of Joint Venture Interests or Properties
We did not acquire any investments in unconsolidated joint ventures during the nine months ended September 30, 2026.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases, we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of September 30, 2026 and December 31, 2025, respectively, are as follows (dollars in thousands):

						Principal Outstanding		Principal Outstanding
	Economic	Current Maturity	Final Maturity	Interest		September 30, 2026		December 31, 2025
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:
650 Fifth Avenue ⁽⁴⁾	50.00%	July 2026 ⁽⁵⁾	July 2026		5.45%	$65,000	$32,500	$65,000	$32,500
1515 Broadway	56.87%	March 2027	March 2028		3.93%	666,175	378,847	718,949	408,859
919 Third Avenue	51.00%	April 2027	April 2028		6.41%	500,000	255,000	500,000	255,000
245 Park Avenue	50.10%	June 2027 ⁽⁶⁾	June 2027		4.30%	1,768,000	885,768	1,768,000	885,768
115 Spring Street ⁽⁴⁾	51.00%	September 2027	September 2027		5.50%	66,621	33,977	65,550	33,431
280 Park Avenue	50.00%	September 2027	September 2028		5.84%	1,075,000	537,500	1,075,000	537,500
Worldwide Plaza ⁽⁴⁾	25.05%	November 2027	November 2027		3.98%	1,200,000	300,600	1,200,000	300,600
220 East 42nd Street	51.00%	December 2027	December 2027		6.77%	496,412	253,170	496,412	253,170
100 Park Avenue	50.80%	January 2028	January 2029		5.73%	382,872	194,499	382,872	194,499
15 Beekman	20.00%	January 2028	January 2028		4.83%	117,000	23,400	120,000	24,000
11 Madison Avenue	60.00%	October 2030	October 2030		5.62%	1,400,000	840,000	1,400,000	840,000
One Madison Avenue	25.50%	April 2031	April 2031		5.81%	1,650,000	420,750	—	—
One Vanderbilt Avenue	55.01%	July 2031	July 2031		2.95%	3,000,000	1,650,300	3,000,000	1,650,300
Total fixed rate debt						$12,387,080	$5,806,311	$10,791,783	$5,415,627
Floating Rate Debt:
650 Fifth Avenue ⁽⁴⁾	50.00%	July 2026 ⁽⁷⁾	July 2026	S+	2.25%	$210,000	$105,000	$210,000	$105,000
450 Park Avenue	25.10%	June 2027	June 2027	S+	2.10%	290,435	72,899	290,435	72,899
One Madison Avenue						—	—	1,163,814	296,772
11 West 34th Street ⁽⁸⁾						—	—	23,000	6,900
Total floating rate debt						$500,435	$177,899	$1,687,249	$481,571
Total joint venture mortgages and other loans payable						$12,887,515	$5,984,210	$12,479,032	$5,897,198
Deferred financing costs, net						(98,473)	(47,305)	(100,882)	(50,476)
Total joint venture mortgages and other loans payable, net						$12,789,042	$5,936,905	$12,378,150	$5,846,722
(1)Economic interest represents the Company's interests in the joint venture as of September 30, 2026. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(3)Interest rates as of September 30, 2026, taking into account interest rate hedges at the joint venture. Corporate interest rate hedges are not taken into consideration. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S").
(4)Included in the Company's alternative strategy portfolio.
(5)In October 2026, together with our joint venture partner, the Company extinguished the $65.0 million mezzanine loan for $2.0 million.
(6)In October 2026, together with our joint venture partner, the Company completed a $2.0 billion, five year, fixed-rate refinancing of the loan.
(7)The Company is in discussions with the lender on resolution of the past maturity.
(8)In April 2026, the lender foreclosed on the property. As a result, the joint venture no longer owns the property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We recognized $4.2 million and $11.8 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2026, respectively. We recognized $4.3 million and $9.8 million from these services, net of our ownership share of the joint ventures, for the three and nine months ended September 30, 2025, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, at September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets (1)
Commercial real estate property, net	$15,603,586	$15,434,243
Cash and restricted cash	735,115	647,413
Tenant and other receivables, related party receivables, and deferred rents receivable	875,526	771,123
Debt and preferred equity investments, net	293,812	262,506
Right-of-use assets	812,581	824,088
Other assets	1,540,584	1,685,360
Total assets	$19,861,204	$19,624,733
Liabilities and equity (1)
Mortgages and other loans payable, net	$12,789,042	$12,378,150
Deferred revenue	768,233	852,035
Lease liabilities	905,286	908,988
Other liabilities	468,163	484,801
Equity	4,930,480	5,000,759
Total liabilities and equity	$19,861,204	$19,624,733
Company's investments in unconsolidated joint ventures	$2,886,984	$2,624,755
(1)At September 30, 2026, $443.0 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2026 and 2025, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$441,160	$405,636	$1,273,626	$1,159,738
Operating expenses	72,070	71,447	220,494	202,659
Real estate taxes	80,099	71,117	232,203	214,279
Operating lease rent	2,995	(3,065)	8,985	9,458
Loan loss and other investment reserves, net of recoveries	—	—	—	1,438
Transaction related costs	—	695	—	695
Interest expense, net of interest income	148,129	111,539	431,040	370,771
Amortization of deferred financing costs	8,012	6,693	24,021	18,590
Depreciation and amortization	135,148	128,565	405,945	375,405
Total expenses	446,453	386,991	1,322,688	1,193,295
Gain (loss) on early extinguishment of debt	—	129,068	(9,497)	129,068
Net (loss) income	$(5,293)	$147,713	$(58,559)	$95,511
Company's equity in net income (loss) from unconsolidated joint ventures	$26,692	$(9,287)	$20,860	$(30,892)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
6. Debt Fund
As of September 30, 2026, total capital committed to the Fund by all investors was $1.3 billion, of which $452.2 million had been funded. As of September 30, 2026, the Company's share of the total capital committed to the Fund was $118.6 million, of which $39.7 million had been funded.
During the nine months ended September 30, 2026, the Fund made additional investments with an aggregate fair value of $284.6 million. During the three and nine months ended September 30, 2026, one investment was sold but did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets. During the nine months ended September 30, 2026 no investments were repaid.
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
7. Debt and Preferred Equity Investments
Below is a summary of the activity in our consolidated debt and preferred equity investments for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Balance at beginning of year (1)	$168,358	$303,726
Debt investment originations/fundings/accretion (2)	5,012	14,118
Preferred equity investment originations/accretion (2)	—	2,233
Repayment/sales/syndications/equity ownership/amortization (3)	(60,283)	(151,419)
Net change in loan loss reserves	—	(300)
Balance at end of period (1) (4)	$113,087	$168,358
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
(4)Excludes a preferred equity investment with a carrying value of $139.7 million as of September 30, 2026 and $122.4 million as of December 31, 2025, which the Company sold to the Fund in October 2025. The sale did not meet sale accounting under ASC 860 and, as a result, the investment is still presented within "Investments in unconsolidated joint ventures" on our consolidated balance sheet. See Note 5, "Investments in Unconsolidated Joint Ventures." Also excludes a preferred equity investment in an entity in which the Company is the primary beneficiary. The underlying property, 315 West 33rd Street, is consolidated in our financial statements.
The table below summarizes our consolidated debt and preferred equity investments, which had an aggregate weighted average current yield of 7.73% as of September 30, 2026 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value (1)	Future Funding Obligations	Senior Financing	Maturity (3)
Type	Carrying Value (1)	Face Value	Interest Rate (2)	Carrying Value (1)	Face Value	Interest Rate
Mezzanine Debt	$77,601	$77,602	S + 4.95% - 11.63%	$35,486	$35,786	0.00% - 8.75%	$113,087	$2,999	$444,245	2025 - 2029
Balance at end of period	$77,601	$77,602		$35,486	$35,786		$113,087	$2,999	$444,245
(1)Net of unamortized fees, discounts, and premiums.
(2)Floating interest rates are presented with the stated spread over Term SOFR ("S").
(3)Excludes available extension options to the extent they have not been exercised as of the date of this filing. One loan with a carrying value of $9.27 million as of September 30, 2026 and December 31, 2025 was put on non-accrual in January 2025 and went into default in August 2025. It remains on non-accrual as of September 30, 2026. No investment income has been recognized subsequent to it being put on non-accrual. The Company is in discussions with the borrower on resolution of the past maturity. No other financing receivables were 90 days past due as of September 30, 2026 and December 31, 2025.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
The following table is a roll forward of our total allowance for loan losses for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Balance at beginning of year	$454	$13,520
Current period provision for loan loss	—	300
Initial allowance for credit losses on loans purchased with credit deterioration ("PCD")	—	99,039
Write-offs of the allowance	(154)	(40,779)
Current period recoveries	—	(71,626)
Balance at end of period	$300	$454
The following table sets forth the carrying value of our consolidated debt and preferred equity investment portfolio by year of origination and risk rating as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	As of September 30, 2026
Risk Rating	2026 (1)	2025 (1)	2024 (1)	2023 (1)	2022 (1)	Prior (1)	Total
1 - Low Risk Assets - Low probability of loss	$5,000	$—	$—	$—	$—	$20,000	$25,000
2 - Watch List Assets - Higher potential for loss	—	—	—	—	—	88,087	88,087
3 - High Risk Assets - Loss more likely than not	—	—	—	—	—	—	—
	$5,000	$—	$—	$—	$—	$108,087	$113,087
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.

	As of December 31, 2025
Risk Rating	2025 (1)	2024 (1)	2023 (1)	2022 (1)	2021 (1)	Prior (1)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$—	$—	$20,000		$20,000
2 - Watch List Assets - Higher potential for loss	—	—	—	—	—	148,358	(2)	148,358
3 - High Risk Assets - Loss more likely than not	—	—	—	—	—	—		—
	$—	$—	$—	$—	$—	$168,358		$168,358
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)Includes one investment with a total carrying value of $50.3 million as of December 31, 2025, that was included in the Company's alternative strategy portfolio.

We have determined that we have one portfolio segment of financing receivables as of September 30, 2026 and December 31, 2025 comprised of commercial real estate in the New York metropolitan area, which is primarily recorded in debt and preferred equity investments.
Included in "Other assets" is an additional amount of financing receivables representing loans to joint venture partners totaling $20.1 million and $15.9 million as of September 30, 2026 and December 31, 2025, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the nine months ended September 30, 2026 and 2025. All of the loans with a carrying value as of September 30, 2026 have a risk rating of 2 and were performing in accordance with their respective terms.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
8. Mortgages and Other Loans Payable
The mortgages and other loans payable as of September 30, 2026 and December 31, 2025, respectively, were as follows (dollars in thousands):

Property	Current Maturity Date	Final Maturity Date (1)	Interest Rate (2)		September 30, 2026	December 31, 2025
Fixed Rate Debt:
100 Church Street	December 2026	June 2028		5.89%	$365,000	$365,000
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
315 West 33rd Street	February 2027	February 2027		4.24%	250,000	250,000
500 Park Avenue	January 2028	January 2030		6.57%	80,000	80,000
800 Third Avenue	February 2029	February 2031		5.15%	177,000	177,000
610 Park Avenue	November 2029	November 2029		4.65%	12,200	—
65 East 55th Street - Park Avenue Tower	February 2031	February 2031		5.30%	480,000	—
420 Lexington Avenue	October 2040	October 2040		8.24%	245,186	258,523
7 Dey Street ⁽³⁾					—	190,149
10 East 53rd Street ⁽³⁾					—	204,550
Total fixed rate debt					$2,159,386	$2,075,222
Floating Rate Debt:
Fund subscription line ⁽⁴⁾	August 2027	August 2028	S+	2.20%	$57,413	$79,277
Total floating rate debt					$57,413	$79,277
Total mortgages and other loans payable					$2,216,799	$2,154,499
Deferred financing costs, net of amortization					(14,032)	(8,450)
Total mortgages and other loans payable, net					$2,202,767	$2,146,049
(1)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(2)Interest rate as of September 30, 2026, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S"), unless otherwise specified.
(3)The properties were sold in 2026. See Note 4, "Property Dispositions and Properties Held for Sale."
(4)The Fund has access to a subscription line with a maximum commitment of $200 million as of September 30, 2026, secured by investor capital commitments. The facility is used to fund investments prior to capital calls and is repaid through capital contributions. The subscription line is non-recourse to the Company.
As of September 30, 2026 and December 31, 2025, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $2.8 billion and $2.5 billion, respectively.
CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of September 30, 2026, there have been no margin calls on the CMBS Repurchase Facility. At September 30, 2026, there was no outstanding balance on the facility.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
9. Corporate Indebtedness
2026 Credit Facility
On March 18, 2026, the Company entered into an amended and restated credit facility (the "2026 Credit Facility"), which was previously amended in December 2021 and November 2017, and was originally entered into in November 2012. As of September 30, 2026, the 2026 Credit Facility consisted of a:
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
As of September 30, 2026, the 2026 Credit Facility bore interest at a spread over Term SOFR with an interest period of one or three months, as we may elect, ranging from (i) 85 basis points to 185 basis points for loans under the revolving credit facility, (ii) 90 basis points to 170 basis points for the Term A Loans, (iii) 100 basis points to 180 basis points for the Term B Loans, and (iv) 95 basis points to 220 basis points for the Term C Loans, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category. The revolving credit facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. The 2026 Credit Facility provides for the ability to amend the 2026 Credit Facility to include a sustainability component whereby the revolving credit facility and Term C Loans pricing may improve by up to 3 basis points (depending on the sustainability rating achieved) upon the Company’s achievement of certain sustainability ratings, determined via an independent third-party evaluation.
As of September 30, 2026, the applicable spread over Term SOFR for the 2026 Credit Facility was 125 basis points for the revolving credit facility, 170 basis points for the Term A Loans, 180 basis points for the Term B Loans and 145 basis points for the Term C Loans. We are required to pay quarterly in arrears a 20 to 45 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2026, the facility fee was 30 basis points.
As of September 30, 2026, we had $8.2 million of outstanding letters of credit, $930.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $311.8 million under the 2026 Credit Facility. As of September 30, 2026 and December 31, 2025, the revolving credit facility had a carrying value of $920.2 million and $637.8 million, respectively, net of deferred financing costs. As of September 30, 2026 and December 31, 2025, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2026 Credit Facility.
The 2026 Credit Facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2026 Credit Facility include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of Adjusted EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2026 and December 31, 2025, we were in compliance with all such covenants.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
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
Principal Maturities
Combined aggregate principal maturities of consolidated mortgages and other loans payable, the 2026 Credit Facility, trust preferred securities and our share of joint venture debt as of September 30, 2026, including as-of-right extension options but excluding other extension options, were as follows (in thousands):

	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Total	Company's Share of Joint Venture Debt
Remaining 2026	$365,000	$—	$100,000	$—	$465,000	$141,017
2027	857,413	—	300,000	—	1,157,413	2,353,294
2028	80,000	—	—	—	80,000	578,849
2029	189,200	—	—	—	189,200	—
2030	—	—	—	—	—	840,000
Thereafter	725,186	930,000	750,000	100,000	2,505,186	2,071,050
	$2,216,799	$930,000	$1,150,000	$100,000	$4,396,799	$5,984,210

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense before capitalized interest	$56,655	$54,122	$176,356	$158,762
Interest on financing leases	1,155	1,141	3,456	3,413
Capitalized interest	(7,853)	(6,841)	(24,733)	(19,948)
Amortization of discount on assumed debt	597	310	1,990	634
Interest income	(528)	(1,497)	(2,123)	(4,627)
Interest expense, net	$50,026	$47,235	$154,946	$138,234

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
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
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the three and nine months ended September 30, 2026, we recorded $1.0 million and $3.0 million, respectively, of rent expense under the lease. For the three and nine months ended September 30, 2025, we recorded $0.9 million and $2.7 million, respectively, of rent expense under the lease.
In June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. In June 2025, we, through a consolidated subsidiary, entered into a second lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt to lease special event space. For the three and nine months ended September 30, 2026, we recorded $21.2 million and $34.6 million, respectively, of rent expense under the leases, including percentage rent, of which $11.7 million and $19.0 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. For the three and nine months ended September 30, 2025, we recorded $17.7 million and $30.3 million, respectively, of rent expense under the lease, including percentage rent, of which $10.1 million and $17.1 million, respectively, was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations.
Other
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures as further described in Note 5, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures, inclusive of our ownership share of the joint ventures, and related parties as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Due from joint ventures	$16,821	$15,863
Other	374	430
Related party receivables	$17,195	$16,293

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2026 and December 31, 2025, the noncontrolling interest unit holders owned 6.95%, or 5,297,667 units, and 6.42%, or 4,877,891 units, of the Operating Partnership, respectively. As of September 30, 2026, 5,297,667 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership are recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Balance at beginning of period	$241,371	$288,941
Distributions	(9,697)	(14,162)
Issuance of common units	9,908	19,531
Redemption and conversion of common units	(21,118)	(22,302)
Net loss	(3,036)	(7,673)
Accumulated other comprehensive (loss) income allocation	3,735	(2,804)
Fair value adjustment	52,555	(20,160)
Balance at end of period	$273,718	$241,371

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of September 30, 2026:

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

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Balance at beginning of period	$168,560	$164,210
Issuance of preferred units	5,800	4,320
Redemption of preferred units	—	—
Dividends paid on preferred units	(5,780)	(6,200)
Accrued dividends on preferred units	5,844	6,230
Balance at end of period	$174,424	$168,560

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
12. Stockholders' Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2026, 70,944,985 shares of common stock and no shares of excess stock were issued and outstanding.
Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of September 30, 2026, 36,390,839 shares have been repurchased under the program. This amount excludes the redemption of OP units. During the nine months ended September 30, 2026, we repurchased 283,120 shares under the program.
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
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the three and nine months ended September 30, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock issued	1,049	984	4,422	3,187
Dividend reinvestments/stock purchases under the DRSPP	$53	$58	$194	$189
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
SL Green's earnings per share for the three and nine months ended September 30, 2026 and 2025 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2026	2025	2026	2025
Basic Earnings (Loss):
Income (loss) attributable to SL Green common stockholders	$72,192	$24,874	$(38,702)	$(7,293)
Less: distributed earnings allocated to participating securities	(323)	(519)	(975)	(1,561)
Less: undistributed earnings allocated to participating securities	(531)	—	—	—
Net income (loss) attributable to SL Green common stockholders (numerator for basic earnings per share)	$71,338	$24,355	$(39,677)	$(8,854)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	719	—	—	—
Add back: effect of dilutive securities (redemption of units to common shares)	4,668	—	—	—
Income (loss) attributable to SL Green common stockholders (numerator for diluted earnings per share)	$76,725	$24,355	$(39,677)	$(8,854)

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2026	2025	2026	2025
Basic Shares:
Weighted average common stock outstanding	70,441	70,443	70,598	70,434
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	4,610	—	—	—
Stock-based compensation plans	312	705	—	—
Contingently issuable shares	609	—	—	—
Diluted weighted average common stock outstanding	75,972	71,148	70,598	70,434
The Company has excluded 1,412,586 and 7,229,236 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2026, respectively, as they were anti-dilutive. The Company has excluded 5,633,308 and 6,358,175 common stock equivalents from the calculation of diluted shares outstanding for the three and nine months ended September 30, 2025, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and, as of September 30, 2026, owned 70,944,985 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of September 30, 2026, limited partners, other than SL Green, owned 6.95%, or 5,297,667 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company's Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2026 and 2025, respectively, are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2026	2025	2026	2025
Basic Earnings (Loss):
Net income (loss) attributable to SLGOP common unitholders	$77,989	$26,611	$(41,738)	$(7,796)
Less: distributed earnings allocated to participating securities	(815)	(1,239)	(2,536)	(3,725)
Less: undistributed earnings allocated to participating securities	(531)	—	—	—
Net income (loss) attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$76,643	$25,372	$(44,274)	$(11,521)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	719	213	—	—
Income (loss) attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$77,362	$25,585	$(44,274)	$(11,521)

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2026	2025	2026	2025
Basic units:
Weighted average common units outstanding	75,051	74,318	75,412	74,433
Effect of Dilutive Securities:
Stock-based compensation plans	312	798	—	—
Contingently issuable shares	609	519	—	—
Diluted weighted average common units outstanding	75,972	75,635	75,412	74,433
The Operating Partnership has excluded 1,412,586 and 2,415,272 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2026, respectively, as they were anti-dilutive. The Operating Partnership has excluded 1,145,802 and 2,360,021 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2025, respectively, as they were anti-dilutive.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Sixth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2025 and its stockholders in June 2025 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 39,890,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.20 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights, Class O LTIP units and other awards that do not deliver full value of the underlying shares and expire five years from the date of grant counting as 0.87 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the sixth amendment and restatement in June 2025 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 39,890,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 3, 2035, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2026, 7.1 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
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
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2026 and the year ended December 31, 2025.

	September 30, 2026	December 31, 2025
Dividend yield	6.7%	7.1%
Expected life	6.0 years	3.6 years
Risk-free interest rate	3.84%	3.58%
Expected stock price volatility	51.0%	46.0%

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
A summary of the status of the Company's stock options as of September 30, 2026 and December 31, 2025, and changes during the nine months ended September 30, 2026 and year ended December 31, 2025 are as follows:

	September 30, 2026		December 31, 2025
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	740,897	$61.66	333,897	$81.63
Granted	100,000	40.49	407,000	44.35
Lapsed or canceled	(52,500)	99.86	—	—
Balance at end of period	788,397	$56.56	740,897	$61.66
Options exercisable at end of period	155,139	$88.16	188,619	$91.12
The remaining weighted average contractual life of the options outstanding was 5.6 years and the remaining average contractual life of the options exercisable was 4.2 years.
During the three and nine months ended September 30, 2026, we recognized $0.8 million and $2.3 million compensation expense related to options, respectively. As of September 30, 2026, there was $6.1 million unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares may be granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of September 30, 2026 and December 31, 2025 and changes during the nine months ended September 30, 2026 and the year ended December 31, 2025, are as follows:

	September 30, 2026	December 31, 2025
Balance at beginning of period	4,532,000	4,449,709
Granted	88,742	91,926
Canceled	(17,184)	(9,635)
Balance at end of period	4,603,558	4,532,000
Vested during the period	305,156	236,139
Compensation expense recorded	$8,662,621	$15,077,198
Total fair value of restricted stock granted during the period	$3,279,401	$4,206,695
The fair value of restricted stock that vested during the nine months ended September 30, 2026 and the year ended December 31, 2025 was $18.1 million and $11.3 million, respectively. As of September 30, 2026, there was $11.9 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $28.2 million and $27.6 million as of September 30, 2026 and December 31, 2025, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2026, there was $29.9 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.6 years.
During the three and nine months ended September 30, 2026, we recorded compensation expense related to bonus, time-based and performance-based awards of $4.5 million and $15.4 million, respectively. During the three and nine months ended September 30, 2025, we recorded compensation expense related to bonus, time-based and performance-based awards of $6.8 million and $17.9 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
For the three and nine months ended September 30, 2026, $0.2 million and $1.1 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options. For the three and nine months ended September 30, 2025, $0.4 million and $1.3 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
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
During the nine months ended September 30, 2026, 20,269 phantom stock units and 15,012 shares of common stock were issued to our Board of Directors. We recorded compensation expense of $0.2 million and $2.3 million during the three and nine months ended September 30, 2026, respectively, related to the Deferred Compensation Plan. We recorded compensation expense of $0.2 million and $2.3 million during the three and nine months ended September 30, 2025 respectively, related to the Deferred Compensation Plan.
As of September 30, 2026, there were 101,489 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2026, 288,760 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of September 30, 2026 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Foreign currency translation adjustments	Total
Balance at December 31, 2025	$(936)	$(20,585)	$(677)	$—	$(22,198)
Other comprehensive income (loss) before reclassifications	37,484	14,764	1,791	(905)	53,134
Amounts reclassified from accumulated other comprehensive income (loss)	(5,819)	3,084	—	—	(2,735)
Balance at September 30, 2026	$30,729	$(2,737)	$1,114	$(905)	$28,201
(1)Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the deferred net gains from terminated hedges, which is included in accumulated other comprehensive income (loss) relating to net unrealized gain (loss) on derivative instruments, was ($0.9 million) and ($0.1 million), respectively.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by their levels in the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands)

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$21,166	$—	$21,166	$—
Derivative instruments (included in Other assets)	$36,013	$—	$36,013	$—
Real estate loans held by consolidated securitization vehicles	$1,003,918	$—	$912,876	$91,042
Debt fund investments(1)	$434,219	$—	$—	$434,219
Liabilities:
Derivative instruments (included in Other liabilities)	$1,133	$—	$1,133	$—
Senior obligations of consolidated securitization vehicles	$1,003,918	$—	$912,876	$91,042
Secured borrowing (included in Other liabilities) (2)(3)	$206,753	$—	$—	$206,753

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
(1)During the nine months ended September 30, 2026 the Fund invested $273.0 million in investments classified as Level 3 and recognized $11.6 million of unrealized gains on those investments included within "Income from debt fund investments, net" in the consolidated statements of operations.
(2)In 2021, the Company admitted an additional partner to the One Madison Avenue development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets.
(3)Includes a Fund investment that was sold during the three months ended September 30, 2026 but did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in Other liabilities in our consolidated balance sheets.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
Nonrecurring Fair Value Measurements
As of September 30, 2026, 110 Greene Street was classified as held for sale following the execution of an agreement to sell the property for $226.0 million. The Company recorded a $2.3 million charge in connection with the classification of 110 Greene Street as held for sale, which is included in "Depreciable real estate reserves and impairments" in the consolidated statements of operations. The fair value of the property was determined by the terms of the purchase and sale agreement, which is classified as a Level 2 input.
In May 2026, the Company sold a 49.0% interest in 346 Madison Avenue, which resulted in the Company no longer retaining a controlling financial interest in the entity, as defined in ASC 810, and as a result the Company deconsolidated the entity. We recorded our retained investment at fair value which resulted in the recognition of a positive fair value adjustment of $5.0 million that is reflected in the Company's consolidated statements of operations within "Purchase price and other fair value adjustments." The fair value of our investment was determined by the terms of the purchase and sale agreement, which is classified as a Level 2 input.
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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt and preferred equity investments	$113,087	(2)	$168,358	(2)
Liabilities:
Fixed rate debt	$3,409,386	$3,353,163	$3,675,222	$3,679,095
Variable rate debt	987,413	987,966	369,277	369,440
Total Debt	$4,396,799	$4,341,129	$4,044,499	$4,048,535
(1)Amounts exclude net deferred financing costs.
(2)As of September 30, 2026, debt and preferred equity investments had an estimated fair value of approximately $0.1 billion. As of December 31, 2025, debt and preferred equity investments had an estimated fair value of approximately $0.2 billion.

Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of September 30, 2026 and December 31, 2025.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
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
Interest Rate Derivatives
The following table summarizes the notional value at inception and fair value of our consolidated interest rate derivatives as of September 30, 2026 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$125,000	3.667%	August 2024	December 2026	Other Assets	$108
Interest Rate Swap	125,000	3.670%	August 2024	December 2026	Other Assets	107
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	398
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	456
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	274
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	1,008
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Assets	671
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	2,391
Interest Rate Swap	68,678	4.466%	August 2024	June 2027	Other Liabilities	(80)
Interest Rate Sold Cap	73,125	4.000%	June 2026	June 2027	Other Liabilities	(213)
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Assets	1,051
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Assets	1,016
Interest Rate Swap	80,000	4.174%	February 2025	February 2028	Other Assets	388
Interest Rate Swap	357,500	2.982%	June 2027	June 2028	Other Assets	6,547
Interest Rate Swap	225,000	3.920%	February 2027	January 2029	Other Assets	3,387
Interest Rate Swap	177,000	3.331%	February 2026	February 2029	Other Assets	5,281
Interest Rate Swap	225,000	3.865%	February 2027	January 2030	Other Assets	5,370
Interest Rate Lock	100,000	—%	September 2026	October 2026	Other Assets	18
Interest Rate Lock	100,000	—%	June 2026	December 2026	Other Assets	3,715
Interest Rate Lock	100,000	—%	June 2026	December 2026	Other Assets	$3,715
						$35,608

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
During the three and nine months ended September 30, 2026, we recorded unrealized gains of $3.8 million and $7.0 million, respectively, based on changes in the fair value of interest rate derivatives not designated as hedges, which are included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three and nine months ended September 30, 2025 we recorded unrealized gains of $0.3 million and $4.0 million, respectively, based on changes in the fair value of interest rate derivatives not designated as hedges, which are included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three months ended September 30, 2026, we did not record any realized gains on settled contracts, which are included in interest expense in the consolidated statements of operations. During the nine months ended September 30, 2026, we recorded realized gains of $5.4 million on settled contracts, which are included in interest expense in the consolidated statements of operations. During the three and nine months ended September 30, 2025, we recorded gains of $1.3 million and $1.3 million, respectively, on the changes in fair value, which is included in interest expense in the consolidated statements of operations.
Certain agreements the Company has with each of its interest rate derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its interest rate derivative obligations. As of September 30, 2026, the fair value of interest rate derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was ($0.3 million). As of September 30, 2026, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.3 million as of September 30, 2026.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that ($13.3 million) of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $0.1 million of the portion related to our share of joint venture accumulated other comprehensive income will be reclassified into equity in net income (loss) from unconsolidated joint ventures within the next 12 months.

The following table presents the effect of our interest derivatives and our share of our unconsolidated joint ventures' interest derivatives that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2026	2025		2026	2025
Interest Rate Swaps/Caps	$21,460	$2,760	Interest expense	$3,581	$5,967
Share of unconsolidated joint ventures' derivative instruments	6,840	516	Equity in net income (loss) from unconsolidated joint ventures	(1,002)	1,091
	$28,300	$3,276		$2,579	$7,058

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
The following table presents the effect of our interest derivatives and our share of our unconsolidated joint ventures' interest derivatives that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive (Loss) Income		Location of Gain Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2026	2025		2026	2025
Interest Rate Swaps/Caps	$40,414	$(12,636)	Interest expense	$6,274	$17,590
Share of unconsolidated joint ventures' derivative instruments	15,051	(8,554)	Equity in net income (loss) from unconsolidated joint ventures	(3,109)	2,938
	$55,465	$(21,190)		$3,165	$20,528
The following table summarizes the notional value at inception and fair value of our unconsolidated joint ventures' interest derivatives as of September 30, 2026 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$500,000	5.250%	February 2026	April 2027	Asset	$52
Interest Rate Cap	292,500	4.000%	June 2026	June 2027	Asset	850
Interest Rate Swap	537,500	4.065%	July 2024	September 2028	Asset	5,659
Interest Rate Swap	268,750	4.058%	July 2024	September 2028	Asset	2,864
Interest Rate Swap	268,750	4.039%	July 2024	September 2028	Asset	2,962
						$12,387
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
The following table summarizes the notional value at inception and fair value of our consolidated foreign exchange derivatives as of September 30, 2026 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, foreign exchange rates or market risks (dollars in thousands).

	Notional Value	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts	$31,207	March 2026	October 2026 - June 2027	Other Liabilities	$(736)
Foreign Exchange Forward Contracts	30,492	March 2026	October 2027 - June 2032	Other Assets	8
					$(728)
During the three and nine months ended September 30, 2026, we recorded an unrealized loss of $0.1 million and $0.8 million, respectively, based on changes in the fair value of foreign exchange derivatives not designated as hedges, which are included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the three and nine months ended September 30, 2025, we did not record any unrealized gains or losses on foreign exchange derivatives, as we did not have any outstanding during that period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
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
The components of lease income from operating leases in our consolidated statements of operations during the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$165,659	$151,178	$504,713	$446,343
Variable lease payments	20,381	18,863	61,298	55,067
Total lease payments (1)	$186,040	$170,041	$566,011	$501,410
Amortization of acquired above and below-market leases, net	(107)	(1,505)	(1,320)	(4,618)
Total rental revenue	$185,933	$168,536	$564,691	$496,792
(1)Amounts include $47.3 million and $136.8 million of sublease income during the three and nine months ended September 30, 2026, respectively. Amounts include $45.7 million and $136.8 million of sublease income during the three and nine months ended September 30, 2025, respectively.
The components of lease income from sales-type leases during the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income (1)	$1,155	$1,141	$3,454	$3,411
(1)These amounts are included in "Other income" in our consolidated statements of operations.

19. Commitments and Contingencies
Legal Proceedings
As of September 30, 2026, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
September 30, 2026
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
The reportable segment profit or loss measures for the nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	September 30, 2026
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$648,103	$90,306	$51,697	$790,106
Expenses:
SUMMIT Operator expenses	—	93,398	—
SUMMIT Operator tax expense	—	2,424	—
Operating Expenses	180,407	—	—
Real Estate Taxes	126,537	—	—
Operating lease rent	20,740	—	—

Net operating income from unconsolidated joint ventures	160,805

Real Estate segment net operating income	$481,224			$481,224

Equity in net income from unconsolidated joint ventures		—	20,800
Income from debt fund investments, net		—	10,634
Depreciation and amortization		(2,898)	—
Interest expense, net of interest income		—	(4,302)
Interest expense on senior obligations of consolidated securitization vehicles		—	(44,079)

SUMMIT net (loss) and DPE net income		$(8,414)	$34,750	$26,336

Non-operating net loss from unconsolidated joint ventures				(160,745)
Marketing, general and administrative expense				(68,820)
Transaction related costs				(529)
Depreciable real estate reserves				(37,435)
Gain on sale of real estate, net				103,902
Purchase price and other fair value adjustments				14,106
Equity in net loss on sale of interest in unconsolidated joint venture/real estate				(814)
Depreciation and amortization				(197,761)
Amortization of deferred financing costs				(7,438)
Interest expense, net of interest income				(150,644)

Net Income				$1,382

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)

	September 30, 2025
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$565,478	$86,424	$74,677	$726,579
Expenses:
SUMMIT Operator expenses	—	82,570	—
SUMMIT Operator tax benefit	—	2,781	—
Operating Expenses	164,840	—	—
Real Estate Taxes	112,594	—	—
Operating lease rent	18,317	—	—

Net operating income from unconsolidated joint ventures	204,823

Real Estate segment net operating income	$474,550			$474,550

Equity in net income from unconsolidated joint ventures		—	13,940
Income from debt fund investments, net		—	1,776
Loan loss and other investment reserves, net of recoveries		—	71,326
Depreciation and amortization		(2,737)	—
Interest expense, net of interest income		—	(19,312)
Interest expense on senior obligations of consolidated securitization vehicles		—	(45,827)

SUMMIT net (loss) and DPE net income		$(1,664)	$96,580	$94,916

Non-operating net loss from unconsolidated joint ventures				(247,875)
Marketing, general and administrative expense				(67,004)
Transaction related costs				(13,601)
Depreciable real estate reserves				(8,546)
Depreciable real estate reserves in unconsolidated joint venture				(1,780)
Loss on sale of real estate, net				(1,717)
Purchase price and other fair value adjustments				(8,090)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				84,926
Gain on sale of marketable securities				10,232
Depreciation and amortization				(185,137)
Amortization of deferred financing costs				(5,153)
Interest expense, net of interest income				(118,922)

Net Income				$6,799

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)
The reportable segment profit or loss measures for the three months ended September 30, 2026 and 2025 are as follows (in thousands):

	September 30, 2026
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$221,068	$34,655	$17,302	$273,025
Expenses:
SUMMIT Operator expenses	—	42,936	—
SUMMIT Operator tax expense	—	616	—
Operating Expenses	58,700	—	—
Real Estate Taxes	42,190	—	—
Operating lease rent	6,898	—	—

Net operating income from unconsolidated joint ventures	62,740

Real Estate segment net operating income	$176,020			$176,020

Equity in net income from unconsolidated joint ventures		—	6,583
Income from debt fund investments, net		—	2,166
Depreciation and amortization		(959)	—
Interest expense, net of interest income		—	(1,391)
Interest expense on senior obligations of consolidated securitization vehicles		—	(14,687)

SUMMIT net (loss) and DPE net income		$(9,856)	$9,973	$117

Non-operating net loss from unconsolidated joint ventures				(42,631)
Marketing, general and administrative expense				(23,253)
Transaction related costs				(228)
Depreciable real estate reserves				(2,275)
Gain on sale of real estate, net				91,445
Purchase price and other fair value adjustments				4,261
Depreciation and amortization				(62,670)
Amortization of deferred financing costs				(2,480)
Interest expense, net of interest income				(48,635)

Net Income				$89,671

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2026
(unaudited)

	September 30, 2025
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$196,740	$32,883	$15,194	$244,817
Expenses:
SUMMIT Operator expenses	—	35,959	—
SUMMIT Operator tax benefit	—	1,279	—
Operating Expenses	57,673	—	—
Real Estate Taxes	37,627	—	—
Operating lease rent	6,106	—	—

Net operating income from unconsolidated joint ventures	113,920

Real Estate segment net operating income	$209,254			$209,254

Equity in net income from unconsolidated joint ventures		—	3,963
Income from debt fund investments, net		—	1,176
Depreciation and amortization		(1,094)	—
Interest expense, net of interest income		—	(5,294)
Interest expense on senior obligations of consolidated securitization vehicles		—	(10,838)

SUMMIT net (loss) and DPE net income		$(5,449)	$4,201	$(1,248)

Non-operating net loss from unconsolidated joint ventures				(127,170)
Marketing, general and administrative expense				(23,701)
Transaction related costs				(13,129)
Loss on sale of real estate, net				(1,068)
Purchase price and other fair value adjustments				11,138
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				86,872
Depreciation and amortization				(62,122)
Amortization of deferred financing costs				(1,724)
Interest expense, net of interest income				(41,941)

Net Income				$35,161
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
As of September 30, 2026, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet	Number of Buildings	Approximate Square Feet	Number of Buildings	Approximate Square Feet	Weighted Average Leased Occupancy (1)
Commercial:
Manhattan	Office	16		9,748,552	10	13,868,633	26	23,617,185	94.7%
	Retail	3		338,545	1	12,719	4	351,264	85.8%
	Development/Redevelopment	5	(2)	1,220,951	—	—	5	1,220,951	N/A
		24		11,308,048	11	13,881,352	35	25,189,400	94.6%
Suburban	Office	6		732,800	—	—	6	732,800	78.6%
Total commercial properties		30		12,040,848	11	13,881,352	41	25,922,200	94.1%
Residential:
Manhattan	Residential	1		222,855	1	221,884	2	444,739	99.6%
Total core portfolio		31		12,263,703	12	14,103,236	43	26,366,939	94.2%

	Alternative Strategy Portfolio	—		—	4	2,492,157	4	2,492,157	54.8%
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
(2)As of September 30, 2026, we consolidated a building at 315 West 33rd Street that was comprised of approximately 222,855 square feet (unaudited) of residential space and approximately 270,132 square feet (unaudited) of retail space. For the purpose of this report, we have included this building in the number of residential properties we own. We have included only the residential square footage in total residential square footage, and have included the retail square footage in total retail square footage.

As of September 30, 2026, we also managed five properties owned by third parties encompassing approximately 1.3 million square feet (unaudited).
Critical Accounting Estimates
Refer to the 2025 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting estimates, which include investment in commercial real estate properties and investment in unconsolidated joint ventures. During the three and nine months ended September 30, 2026, there were no material changes to these estimates.

Results of Operations
Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025
The following comparison for the three months ended September 30, 2026, or 2026, to the three months ended September 30, 2025, or 2025, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents properties in service and operating during both the current and prior year reporting periods that are located in Manhattan (Same-Store Properties totaled 16 of our 31 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2026 and 2025 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2026 and 2025,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	$ Change	% Change

Rental revenue	$144.1	$154.9	$(10.8)	(7.0)%	$—	$—	$41.8	$13.6	$185.9	$168.5	$17.4	10.3%
SUMMIT Operator revenue	—	—	—	—%	—	—	34.7	32.9	34.7	32.9	1.8	5.5%
Investment income	—	—	—	—%	—	—	2.6	4.4	2.6	4.4	(1.8)	(40.9)%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	14.7	10.8	14.7	10.8	3.9	36.1%
Fee income	—	—	—	—%	—	—	30.6	23.3	30.6	23.3	7.3	31.3%
Other income	0.7	0.6	0.1	16.7%	—	—	3.8	4.3	4.5	4.9	(0.4)	(8.2)%
Total revenues	144.8	155.5	(10.7)	(6.9)%	—	—	128.2	89.3	273.0	244.8	28.2	11.5%

Property operating expenses	79.9	84.9	(5.0)	(5.9)%	—	—	27.9	16.4	107.8	101.3	6.5	6.4%
SUMMIT Operator expenses	—	—	—	—%	—	—	42.9	36.0	42.9	36.0	6.9	19.2%
Transaction related costs	—	—	—	—%	—	—	0.2	13.1	0.2	13.1	(12.9)	(98.5)%
Marketing, general and administrative	—	—	—	—%	—	—	23.3	23.7	23.3	23.7	(0.4)	(1.7)%
	79.9	84.9	(5.0)	(5.9)%	—	—	94.3	89.2	174.2	174.1	0.1	0.1%

Operating income (loss) before equity in net income from unconsolidated joint ventures	$64.9	$70.6	$(5.7)	(8.1)%	$—	$—	$33.9	$0.1	$98.8	$70.7	$28.1	39.7%

Other income (expenses):
Interest expense, net of interest income									(52.5)	(49.0)	(3.5)	7.1%
SUMMIT Operator tax (expense) benefit									(0.6)	(1.3)	0.7	(53.8)%
Interest expense on senior obligations of consolidated securitization vehicles									(14.7)	(10.8)	(3.9)	36.1%
Depreciation and amortization									(63.6)	(63.2)	(0.4)	0.6%
Equity in net income (loss) from unconsolidated joint ventures									26.7	(9.3)	36.0	(387.1)%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									—	86.9	(86.9)	(100.0)%
Income from debt fund investments, net									2.2	1.2	1.0	83.3%
Purchase price and other fair value adjustments									4.3	11.1	(6.8)	(61.3)%
Gain (loss) on sale of real estate, net									91.4	(1.1)	92.5	(8,409.1)%
Depreciable real estate reserves and impairments									(2.3)	—	(2.3)	100.0%
Net income									$89.7	$35.2	$54.5	154.8%

Rental revenue
Rental revenues increased due primarily to the acquisition of Park Avenue Tower ($19.3 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($7.7 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($7.0 million) during the third quarter of 2025. This is partially offset by the deconsolidation of 100 Park Avenue ($11.3 million) at the end of the fourth quarter of 2025 and the sale of 10 East 53rd Street during the third quarter of 2026 ($5.7 million) .
SUMMIT Operator revenue
SUMMIT Operator revenues were higher due primarily to bringing the Ascent experience back online during the fourth quarter of 2025, which is a premium ticket that generates incremental revenue.
Investment income
Investment income decreased due primarily to a lower weighted average debt and preferred equity investment balance for the three months ended September 30, 2026, as compared to the same period in 2025. For the three months ended September 30, 2026, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $113.4 million and 7.6%, respectively, as compared to $277.3 million and 5.6%, respectively, for the three months ended September 30, 2025.
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
Fee income
Fee income increased due primarily to incremental fee income earned at 11 Madison Avenue ($10.0 million).
Property operating expenses
Property operating expenses increased due primarily to the acquisition of Park Avenue Tower ($6.5 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($5.1 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($3.2 million) during the third quarter of 2025. This increase is partially offset by the deconsolidation of 100 Park Avenue ($6.9 million) at the end of the fourth quarter of 2025, and the sale of 10 East 53rd Street ($2.7 million) during the third quarter of 2026.
SUMMIT Operator expenses
SUMMIT Operator expenses were higher for the three months ended September 30, 2026, as compared to the same period in 2025 due primarily to increased variable expenses, including percentage rent, as a result of increased operating hours and the Ascent premium experience coming back online, which generated incremental revenue.
Transaction related costs
Transaction related costs decreased for the three months ended September 30, 2026 as compared to the same period in 2025 due primarily to the write off of expenses related to the Company's pursuit of a gaming license during the third quarter of 2025.
Interest expense, net of interest income
Interest expense, net of interest income, increased due primarily to the acquisition of Park Avenue Tower ($6.9 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($2.5 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($2.1 million) during the third quarter of 2025. These increases were partially offset by the deconsolidation of 100 Park Avenue ($6.7 million) at the end of the fourth quarter of 2025, and the sale of 7 Dey Street ($3.3 million) during the second quarter of 2026. The weighted average debt balance outstanding was $4.5 billion for three months ended September 30, 2026, compared to $3.9 billion for the three months ended September 30, 2025. The consolidated weighted average interest rate was 5.11% for the three months ended September 30, 2026, as compared to 5.37% for the three months ended September 30, 2025.

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
Equity in net income (loss) from unconsolidated joint ventures
During the three months ended September 30, 2026, we recognized $30.4 million of income related to a reduction in the negative carrying value of an unconsolidated joint venture.
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate
During the three months ended September 30, 2026, we did not dispose of any interests in unconsolidated joint ventures. During the three months ended September 30, 2025, we recognized a gain on the sale of a 5% interest in One Vanderbilt Avenue ($87.3 million).
Income from debt fund investments, net
Income from debt fund investments increased due to the continued deployment of capital in the Fund, resulting in a higher average invested balance.
Purchase price and other fair value adjustments
During the three months ended September 30, 2026, we recorded a positive fair value adjustment for the secured borrowing at One Madison Avenue ($0.4 million) as compared to the positive fair value adjustment that was recorded in the three months ended September 30, 2025 ($12.1 million).

Gain (loss) on sale of real estate, net
During the three months ended September 30, 2026, we recognized a gain of $92.3 million on the sale of 10 East 53rd Street.
Depreciable real estate reserves and impairments
During the three months ended September 30, 2026, we recognized depreciable real estate reserves and impairments in connection with the classification of 110 Greene Street as held for sale ($2.3 million). During the three months ended September 30, 2025, we did not recognize any depreciable real estate reserves and impairments.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025
The following comparison for the nine months ended September 30, 2026, or 2026, to the nine months ended September 30, 2025, or 2025, makes reference to the effect of the following:
i.“Same-Store Properties,” which represents properties in service and operating during both the current and prior year reporting periods that are located in Manhattan (Same-Store Properties totaled 16 of our 31 consolidated operating properties),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2026 and 2025 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,
iii."Disposed Properties," which represents all properties or interests in properties sold or partially sold in 2026 and 2025,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties that were partially sold resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	$ Change	% Change

Rental revenue	$431.6	$461.5	$(29.9)	(6.5)%	$—	$—	$133.1	$35.3	$564.7	$496.8	$67.9	13.7%
SUMMIT Operator revenue	—	—	—	—%	—	—	90.3	86.4	90.3	86.4	3.9	4.5%
Investment income	—	—	—	—%	—	—	7.6	26.8	7.6	26.8	(19.2)	(71.6)%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	44.1	47.9	44.1	47.9	(3.8)	(7.9)%
Fee income	—	—	—	—%		—	70.0	47.8	70.0	47.8	22.2	46.4%
Other income	3.7	6.0	(2.3)	(38.3)%	—	—	9.7	14.9	13.4	20.9	(7.5)	(35.9)%
Total revenues	435.3	467.5	(32.2)	(6.9)%	—	—	354.8	259.1	790.1	726.6	63.5	8.7%

Property operating expenses	237.2	250.8	(13.6)	(5.4)%		—	90.5	44.9	327.7	295.7	32.0	10.8%
SUMMIT Operator expenses	—	—	—	—%	—	—	93.4	82.6	93.4	82.6	10.8	13.1%
Transaction related costs	—	—	—	—%	—	—	0.5	13.6	0.5	13.6	(13.1)	(96.3)%
Marketing, general and administrative	—	—	—	—%	—	—	68.8	67.0	68.8	67.0	1.8	2.7%
	237.2	250.8	(13.6)	(5.4)%	—	—	253.2	208.1	490.4	458.9	31.5	6.9%

Operating income (loss) before equity in net income from unconsolidated joint ventures	$198.1	$216.7	$(18.6)	(8.6)%	$—	$—	$101.6	$51.0	$299.7	$267.7	$32.0	12.0%

Other income (expenses):
Interest expense, net of interest income									(162.4)	(143.4)	(19.0)	13.2%
SUMMIT Operator tax (expense) benefit									(2.4)	(2.8)	0.4	(14.3)%
Interest expense on senior obligations of consolidated securitization vehicles									(44.1)	(45.8)	1.7	(3.7)%
Depreciation and amortization									(200.7)	(187.9)	(12.8)	6.8%
Equity in net income (loss) from unconsolidated joint ventures									20.9	(30.9)	51.8	(167.6)%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									(0.8)	84.9	(85.7)	(100.9)%
Income from debt fund investments, net									10.6	1.8	8.8	488.9%
Purchase price and other fair value adjustments									14.1	(8.1)	22.2	(274.1)%
Gain (loss) on sale of real estate, net									103.9	(1.7)	105.6	(6,211.8)%
Depreciable real estate reserves and impairments									(37.4)	(8.5)	(28.9)	340.0%
Loan loss and other investment reserves, net of recoveries									—	71.3	(71.3)	(100.0)%
Gain on sale of marketable securities									—	10.2	(10.2)	(100.0)%
Net income									1.4	6.8	(5.4)	(79.4)%

Rental revenue
Rental revenues increased due primarily to the acquisition of Park Avenue Tower ($53.2 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($25.2 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($25.2 million) during the third quarter of 2025. There was also an increase in rental revenue from our Same-Store Properties, excluding 100 Park Avenue, of $2.6 million due to an increase in economic occupancy. This increase is partially offset by the deconsolidation of 100 Park Avenue ($31.4 million) at the end of the fourth quarter of 2025, the sale of 7 Dey Street during the second quarter of 2026 ($4.6 million), and the sale of 690 Madison Avenue during the first quarter of 2026 ($2.2 million).
SUMMIT Operator revenue
SUMMIT Operator revenues were higher due primarily to the Ascent experience coming back online during the fourth quarter of 2025, which is a premium ticket that generates incremental revenue.

Investment income
Investment income decreased due primarily to one CMBS investment that was sold during the nine months ended September 30, 2025 ($10.0 million). Investment income also decreased due to a lower weighted average debt and preferred equity investment balance for the nine months ended September 30, 2026 as compared to the same period in 2025. For the nine months ended September 30, 2026, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $112.0 million and 7.5%, respectively, as compared to $308.4 million and 5.9%, respectively, for the nine months ended September 30, 2025.

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

Fee income
Fee income increased due primarily to incremental fee income earned at 11 Madison Avenue ($10.0 million), fees received in conjunction with the partial sale of 346 Madison Avenue ($7.9 million), and the sale of 7 Dey Street ($2.1 million).

Other income
Other income decreased due primarily to incremental lease termination income recognized during the nine months ended September 30, 2025 ($3.9 million), compared to the same period in 2026.
Property operating expenses
Property operating expenses increased due primarily to the acquisition of Park Avenue Tower ($19.2 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($15.5 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($12.0 million) during the third quarter of 2025. This increase is partially offset by the deconsolidation of 100 Park Avenue ($20.0 million) at the end of the fourth quarter of 2025.
SUMMIT Operator expenses
SUMMIT Operator expenses were higher due to increased variable expenses, including percentage rent, as a result of increased operating hours and the Ascent premium experience coming back online, which generated incremental revenue.
Transaction related costs
Transaction related costs decreased for the nine months ended September 30, 2026 as compared to the same period in 2025 due primarily to the write off of expenses related to the Company's pursuit of a gaming license during the nine months ended September 30, 2025.
Marketing, general and administrative
Marketing, general, and administrative expenses increased due primarily to higher compensation related expenses.
Interest expense, net of interest income
Interest expense, net of interest income, increased due primarily to the acquisition of Park Avenue Tower during the first quarter of 2026 ($19.2 million), the consolidation of 315 West 33rd Street ($8.2 million) during the third quarter of 2025, and the consolidation of 800 Third Avenue ($7.8 million) during the fourth quarter of 2025. These increases were offset by decreased interest expense from the deconsolidation of 100 Park Avenue ($19.2 million) at the end of the fourth quarter of 2025, the sale of 7 Dey Street ($4.6 million) during the second quarter of 2026 and the sale of 10 East 53rd Street ($3.7 million) during the third quarter of 2026. The weighted average consolidated debt balance outstanding was $4.6 billion for the nine months ended September 30, 2026, compared to $3.8 billion for the nine months ended September 30, 2025. The consolidated weighted average interest rate was 5.17% for the nine months ended September 30, 2026, as compared to 5.37% for the nine months ended September 30, 2025.
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
Depreciation and amortization
Depreciation and amortization increased primarily due to the acquisition of Park Avenue Tower ($24.8 million) during the first quarter of 2026, the consolidation of 800 Third Avenue ($8.4 million) during the fourth quarter of 2025, and the consolidation of 315 West 33rd Street ($7.0 million) during the third quarter of 2025. This increase is partially offset by the deconsolidation of 100 Park Avenue ($14.8 million) at the end of the fourth quarter of 2025, the sale of 7 Dey Street ($5.6 million) during the second quarter of 2026, and the sale of 10 East 53rd Street ($5.3 million).
Equity in net income (loss) from unconsolidated joint ventures
During the nine months ended September 30, 2026, we recognized $57.0 million of income related to a reduction in the negative carrying value of an unconsolidated joint venture.
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate
During the nine months ended September 30, 2026, we did not dispose of any unconsolidated joint ventures. During the nine months ended September 30, 2025, we recognized a gain on the sale of our interest in One Vanderbilt Avenue ($87.3 million) offset by a loss on the sale of our interest in 85 Fifth Avenue ($2.3 million).
Income from debt fund investments, net
Income from debt fund investments increased due to the continued deployment of capital in the Fund, resulting in a higher average invested balance.
Purchase price and other fair value adjustments
During the nine months ended September 30, 2026, we recorded a positive fair value adjustment related to the deconsolidation of 346 Madison Avenue ($5.0 million), a positive fair value adjustment related to derivatives that are not designated as hedges for accounting purposes ($7.0 million), and a positive fair value adjustment for the secured borrowing at One Madison Avenue ($5.8 million). During the nine months ended September 30, 2025, we recorded a negative fair value adjustment related to the initial valuation of Palisades Conference Center ($13.0 million) and a negative fair value adjustment related to derivatives that are not designated as hedges for accounting purposes ($4.0 million), partially offset by a positive fair value adjustment for the secured borrowing at One Madison Avenue ($14.2 million).
Gain (loss) on sale of real estate, net
During the nine months ended September 30, 2026, we recognized gains on the sales of 10 East 53rd Street ($92.3 million) and 690 Madison Avenue ($15.3 million), and on the sale of a 49.0% interest in 346 Madison Avenue ($1.3 million). These gains were offset by a loss on the sale of 7 Dey Street ($4.2 million).
Depreciable real estate reserves and impairments
During the nine months ended September 30, 2026, we recognized depreciable real estate reserves and impairments in connection with the classification of 7 Dey Street ($35.2 million) and 110 Greene Street ($2.3 million) as held for sale. During the nine months ended September 30, 2025, we recognized depreciable real estate reserves and impairments related to the sale of residential condominium units at 760 Madison Avenue ($8.5 million).

Loan loss and other investment reserves, net of recoveries
During the nine months ended September 30, 2025 we recognized a loan loss recovery of $71.6 million related to the repayment of the commercial mortgage investment at 522 Fifth Avenue.
Gain on sale of marketable securities
During the nine months ended September 30, 2025, we recognized a gain on the sale of marketable securities of $10.2 million.
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
The combined aggregate principal maturities of mortgages and other loans payable, the 2026 Credit Facility, trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our financing and operating leases, as of September 30, 2026 are as follows (in thousands):

	Remaining 2026	2027	2028	2029	2030	Thereafter	Total
Property mortgages and other loans	$365,000	$857,413	$80,000	$189,200	$—	$725,186	$2,216,799
Revolving credit facility	—	—	—	—	—	930,000	930,000
Unsecured term loans	100,000	300,000	—	—	—	750,000	1,150,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	820	3,325	3,375	3,426	3,477	189,890	204,313
Operating leases	15,509	59,115	61,075	62,272	63,855	1,261,674	1,523,500
Estimated interest expense	59,266	191,041	172,816	158,083	127,302	255,878	964,386
Joint venture debt	141,017	2,353,294	578,849	—	840,000	2,071,050	5,984,210
Total	$681,612	$3,764,188	$896,115	$412,981	$1,034,634	$6,283,678	$13,073,208
For the remainder of the year ending December 31, 2026, we estimate that we will incur $40.8 million of leasing capital expenditures and $12.4 million of recurring capital expenditures on existing consolidated properties, of which $21.5 million will be funded by construction financing facilities or loan reserves. In addition, we estimate that we will incur $49.7 million of development or redevelopment expenditures on existing consolidated properties, of which $1.6 million will be funded by construction financing facilities or loan reserves. We estimate that our share of capital expenditures at our joint venture properties will be $38.1 million, of which $13.1 million will be funded by construction financing facilities or loan reserves. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of September 30, 2026, we had liquidity of $0.5 billion, comprised of $311.8 million of availability under our revolving credit facility and $207.6 million of consolidated cash on hand, inclusive of $21.2 million of available-for-sale marketable securities. This liquidity excludes $118.0 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties, or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
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
Cash, restricted cash, and cash equivalents were $385.9 million and $357.0 million as of September 30, 2026 and 2025, respectively, representing an increase of $28.9 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025	(Decrease) Increase
Net cash provided by operating activities	$65,689	$54,420	$11,269
Net cash used in investing activities	(363,135)	(41,101)	(322,034)
Net cash provided by financing activities	346,897	12,086	334,811
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third-party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(553,751)
Capital expenditures and capitalized interest	(19,089)
Acquisition deposits and deferred purchase price	10,050
Joint venture investments	27,009
Distributions from joint ventures	124,731
Proceeds from sales of real estate/partial interest in property	427,928
Cash and restricted cash assumed from consolidation of real estate investment	(4,163)
Debt and preferred equity and other investments	(334,749)
Increase in net cash used in investing activities	$(322,034)
Capital expenditures, which are comprised of building and tenant improvements, increased from $183.0 million for the nine months ended September 30, 2025 to $202.0 million for the nine months ended September 30, 2026 due to increased leasing related costs as portfolio occupancy increases.
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

During the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, we used cash primarily for the following financing activities (in thousands):

Proceeds from our debt obligations	$1,089,565
Repayments of our debt obligations	(873,408)
Net distribution to noncontrolling interests	101,868
Other financing activities	(11,554)
Repurchase of common stock	(14,068)
Other obligations related to secured borrowing	39,150
Repayment of other obligations related to secured borrowing	(75,294)
Dividends and distributions paid	78,552
Increase in net cash provided by financing activities	$334,811

Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of September 30, 2026, 36,390,839 shares have been repurchased under the program. This amount excludes the redemption of OP units. During the nine months ended September 30, 2026, we repurchased 283,120 shares under the program.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, the 2026 Credit Facility, and trust preferred securities outstanding as of September 30, 2026 and December 31, 2025, (amounts in thousands).

Debt Summary:	September 30, 2026	December 31, 2025
Balance
Fixed rate	$1,687,386	$1,058,524
Variable rate—hedged	1,722,000	2,616,698
Total fixed rate	3,409,386	3,675,222
Total variable rate	987,413	369,277
Total debt	$4,396,799	$4,044,499

Debt, preferred equity, and other investments subject to variable rate	$78,553	$128,619
Net exposure to variable rate debt	908,860	240,658

Percent of Total Debt:
Fixed rate	77.5%	90.9%
Variable rate (1)	22.5%	9.1%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	5.14%	5.17%
Variable rate	5.23%	6.29%
Effective interest rate	5.17%	5.34%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 21.0% and 6.1% as of September 30, 2026 and December 31, 2025, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on Term SOFR (3.91% and 3.69% as of September 30, 2026 and December 31, 2025, respectively). Our consolidated debt as of September 30, 2026 had a weighted average term to maturity of 3.00 years.
Certain of our debt and equity investments and other investments, with carrying values of $78.6 million as of September 30, 2026 and $128.6 million as of December 31, 2025, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our consolidated variable rate debt to total debt was 21.0% and 6.1% as of September 30, 2026 and December 31, 2025, respectively.

Corporate Indebtedness
2026 Credit Facility
On March 18, 2026, the Company entered into an amended and restated credit facility (the "2026 Credit Facility"), which was previously amended in December 2021 and November 2017, and was originally entered into in November 2012. As of September 30, 2026, the 2026 Credit Facility consisted of a:
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
As of September 30, 2026, the 2026 Credit Facility bore interest at a spread over Term SOFR with an interest period of one or three months, as we may elect, ranging from (i) 85 basis points to 185 basis points for loans under the revolving credit facility, (ii) 90 basis points to 170 basis points for the Term A Loans, (iii) 100 basis points to 180 basis points for the Term B Loans, and (iv) 95 basis points to 220 basis points for the Term C Loans, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category. The revolving credit facility also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to us at a reduced interest rate. The 2026 Credit Facility provides for the ability to amend the 2026 Credit Facility to include a sustainability component whereby the revolving credit facility and Term C Loans pricing may improve by up to 3 basis points (depending on the sustainability rating achieved) upon the Company’s achievement of certain sustainability ratings, determined via an independent third-party evaluation.
As of September 30, 2026, the applicable spread over Term SOFR for the 2026 Credit Facility was 125 basis points for the revolving credit facility, 170 basis points for the Term A Loans, 180 basis points for the Term B Loans and 145 basis points for the Term C Loans. We are required to pay quarterly in arrears a 20 to 45 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. As of September 30, 2026, the facility fee was 30 basis points.
As of September 30, 2026, we had $8.2 million of outstanding letters of credit, $930.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $311.8 million under the 2026 Credit Facility. As of September 30, 2026 and December 31, 2025, the revolving credit facility had a carrying value of $920.2 million and $637.8 million, respectively, net of deferred financing costs. As of September 30, 2026 and December 31, 2025, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs.
The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2026 Credit Facility.
Restrictive Covenants
The terms of the 2026 Credit Facility include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of Adjusted EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not, during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2026 and December 31, 2025, we were in compliance with all such covenants.

CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of September 30, 2026, there have been no margin calls on the CMBS Repurchase Facility. At September 30, 2026, there was no outstanding balance on the facility.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. Based on the debt outstanding as of September 30, 2026, a hypothetical 100 basis point increase in the applicable floating interest rate curve would increase our share of consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $8.4 million and would increase our share of joint venture annual interest cost by $4.0 million. As of September 30, 2026, $77.6 million, or 68.6%, of our $113.1 million debt and preferred equity portfolio was variable rate.
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

FFO for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to SL Green common stockholders	$72,192	$24,874	$(38,702)	$(7,293)
Add:
Depreciation and amortization	63,629	63,216	200,659	187,874
SLG's share of unconsolidated joint ventures depreciation and amortization	72,964	127,170	217,701	247,874
Net income (loss) attributable to noncontrolling interests	11,485	4,395	22,158	(3,582)
Less:
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	—	86,872	(814)	84,926
Purchase price and other fair value adjustments	477	9,652	7,953	(5,291)
Gain (loss) on sale of real estate, net	91,445	(1,068)	103,902	(1,717)
Depreciable real estate reserves and impairments	(2,275)	—	(37,435)	(8,546)
Depreciable real estate reserves in unconsolidated joint venture	—	—	—	(1,780)
Depreciation on non-rental real estate assets	1,478	1,628	4,483	4,312
Noncontrolling interests in consolidated joint ventures	7,071	2,186	27,451	1,526
Funds from Operations attributable to SL Green common stockholders and unit holders	$122,074	$120,385	$296,276	$351,443
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2025 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2026, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A. RISK FACTORS
As of September 30, 2026, there have been no material changes to the Risk Factors disclosed in "Part I. Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of September 30, 2026, 36,390,839 shares have been repurchased under the program, excluding the redemption of OP units. We did not repurchase any shares under the program during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
The description of the 2026 Credit Facility contained in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate Indebtedness” of this report is incorporated herein by reference and is qualified in its entirety by reference to the complete texts of the agreements governing the 2026 Credit Facility, as amended, copies of which (including conformed copies reflecting such amendments) are included as Exhibits 10.1, 10.2 and 10.3 to this report and incorporated herein by reference.

ITEM 6. EXHIBITS
Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

Exhibit No.	Description
10.1	First Amendment to Term Loan Agreement, dated as of August 7, 2026, which amends that certain Term Loan Agreement, dated as of March 18, 2026, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC, BofA Securities, Inc., BMO Capital Markets Corp. and Manufacturers and Traders Trust Company, as joint lead arrangers, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC and BofA Securities, Inc., as joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, TD Bank, N.A., Bank of America, N.A., Bank of Montreal and Manufacturers and Traders Trust Company, as documentation agents, Wells Fargo Bank, National Association, as sustainability structuring agent, and the other lenders party thereto, filed herewith.
10.2	Second Amendment to Third Amended and Restated Credit Agreement, dated as of August 7, 2026, which amends that certain Third Amended and Restated Credit Agreement, dated as of December 6, 2021, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., TD Securities (USA) LLC and BofA Securities, Inc., as joint lead arrangers and joint bookrunners for the Revolving Credit Facility, BMO Capital Markets Corp. and Manufacturers and Traders Trust Company, as joint lead arrangers for the Revolving Credit Facility, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as joint lead arrangers and joint bookrunners for the Term A Loans, BofA Securities, Inc., BMO Capital Markets Corp. and The Bank of New York Mellon, as joint lead arrangers for the Term A Loans, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term A Loans, TD Bank, N.A., Bank of America, N.A., Bank of Montreal and Manufacturers and Traders Trust Company, as documentation agents for the Revolving Credit Facility, Deutsche Bank Securities Inc., TD Bank, N.A., Bank of America, N.A., Bank of Montreal and The Bank of New York Mellon, as documentation agents for the Term A Loans, Wells Fargo Bank, National Association, as sustainability structuring agent, and the other lenders party thereto, filed herewith.
10.3	First Amendment to Term Loan Agreement, dated as of March 18, 2026, which amends that certain Term Loan Agreement, dated as of November 19, 2024, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the financial institutions initially a signatory thereto together with their successors and assignees, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, BofA Securities, Inc. and BMO Capital Markets Corp., as joint Lead Arrangers and Joint Bookrunners, and Bank of America, N.A. and Bank of Montreal, as Syndication Agents, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 1, 2026.
31.1	Certification by the Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chairman and Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Certification by the Chairman and Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: November 5, 2026	By:	Matthew J. DiLiberto Chief Financial Officer (Principal Financial and Accounting Officer)
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.

	By:	/s/ Matthew J. DiLiberto
Dated: November 5, 2026		Matthew J. DiLiberto Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)